Form 10-K
period 2012-12-31
Professional Diversity Network, Inc.
filed 2013-04-01
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:      001-35824
Professional Diversity Network, Inc.
(Exact name of registrant as specified in its charter)
Delaware	83-0374250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

801 W. Adams Street, Suite 600, Chicago, Illinois  60607
(Address of Principal Executive Offices)
Telephone: (312) 614-0950
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.01	The Nasdaq Stock Market LLC
par value per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of March 28, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant was $17.7 million, computed based on a price per share of $6.74, the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date.  The registrant has elected to use March 28, 2013 as the calculation date because March 28, 2013 represented a recent practicable date, and there was no market for the registrant’s securities on the last date of its prior second fiscal quarter.  Common shares held as of March 28, 2013 by executive officers, directors and holders of more than 5% of the outstanding common shares have been excluded from this computation because such persons or institutions may be deemed to be affiliates.  This determination of affiliate status is not a conclusive determination for any other purpose.

There were 6,318,227 shares outstanding of the registrant’s common stock as of March 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including Part I, Item 1 – Business and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•	our historical dependence on two customers, Monster Worldwide, which ceased being a customer as of January 1, 2013, and Apollo Group, with whom we still have an exclusive arrangement;

•
our current dependence on LinkedIn, which is a new customer as of January 1, 2013, and also on Apollo Group, and our ability to maintain these two customers, increase our revenues from these two customers, and develop other sources of revenue;

•	our limited operating history in a new and unproven market;

•	increasing competition in the market for online professional networks;

•	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;

•	our ability to adapt to changing technologies and social trends and preferences;

•	our ability to attract and retain, a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;

•	our ability to obtain and maintain intellectual property protection for our intellectual property;

•	any future litigation regarding our business, including intellectual property claims;

•	general and economic business conditions; and

•	any other risks described under “Risk Factors” in this Annual Report.

These factors could cause actual results to differ materially from the results anticipated by these forward-looking statements. You should read these risk factors and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, if at all.

You should read this Annual Report completely. Other than as required by law, we undertake no obligation to update these forward-looking statements, even though our situation may change in the future. We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

ii

PROFESSIONAL DIVERSITY NETWORK, INC.
PART I

ITEM 1 — BUSINESS

Unless we specify otherwise, all references in this Annual Report to “Professional Diversity Network,” “PDN,” “we,” “our,” “us” and “company” refer to Professional Diversity Network, LLC d/b/a iHispano.com prior to the consummation of our reorganization (from an Illinois limited liability company into a Delaware corporation) on March 5, 2013, and Professional Diversity Network, Inc. after our reorganization.  For purposes of this Annual Report, unless the context clearly dictates otherwise, all references to “professional(s)” means any person interested in the company’s websites presumably for the purpose of career advancement or related benefits offered by the company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. The company does not impose any selective or qualification criteria on membership and the term “professional(s)” as used in this Annual Report should be interpreted accordingly. In addition, the company does not verify that any member of a particular company website qualifies as a member of the ethnic, cultural or other group identified by that website. References to “user(s)” means any person who visits one or more of our websites and “our member(s)” means an individual user who has created a member profile on that website as of the date of measurement. If a member is inactive for 24 months then such person will be automatically de-registered from our database. The term “diverse” (or “diversity”) is used throughout this Annual Report to include communities that are distinct based on a wide array of criteria which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification.

Overview

Professional Diversity Network develops and operates online websites and networks dedicated to serving diverse professionals in the United States. To date, we have been particularly focused on Hispanic-American and African-American professionals and recently launched additional websites dedicated to other diverse professional segments, including women, Asian-American, LGBT (lesbian, gay, bisexual and transgender), differently-abled and military professionals. We currently have over two million members and more than 3,000 companies and organizations, including 60% of the Fortune 500 companies, have listed job postings on our websites. Most of these listings came to us through our exclusive agreement with Monster Worldwide for our recruitment services. Our agreement with Monster Worldwide expired on December 31, 2012, however, and was not renewed. On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013. Pursuant to the LinkedIn arrangement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising appearing on our websites. Since January 1, 2011, we have had a strategic partnership with the University of Phoenix (through its parent company, the Apollo Group, Inc.), which advertises on our websites. Regardless of the strategic partner we may work with, we believe that our networking platforms provide an effective means to meet the career advancement needs of diverse professionals, the employers that seek to hire them and the advertisers that seek to reach them.

Our major assets currently are two of our websites – iHispano.com, which has over 1.2 million members in its network, and AMightyRiver.com, which has over 900,000 members in its network. In the year ended December 31, 2012, iHispano.com had over 4.5 million unique visitors and over 5.4 million visits, while AMightyRiver.com had over 1.1 million unique visitors and over 1.3 million visits.

We calculate unique visitors for each of our websites as users who have visited that particular website at least once regardless of whether they are members. A user who visits one of our websites, regardless of frequency, is only counted as one unique visitor, based on data provided by Google Analytics, a leading provider of digital marketing intelligence.

We define the number of visits for each of our websites as the number of times a user has been to that particular website. If a user is inactive on the website site for 30 minutes or more, any future activity will be counted as a new visit. Users that leave one of our websites and return to the same website within 30 minutes will be counted as part of the original visit.

We recently launched additional online professional networking websites that serve other diverse communities – including women (WomensCareerChannel.com), Asian-Americans (ACareers.net), LGBT (OutProNet.com), enlisted and veteran military personnel (Military2Career.com) and differently-abled (ProAble.net) professionals. Although each of these new professional networking websites is fully operational, these websites are and continue to be in the early stages of development. Since its inception in September 2011, WomensCareerChannel.com has experienced significant growth in terms of unique visitors, visits and membership. In the year ended December 31, 2012, this website had over 800,000 visits and over 700,000 unique visitors. By December 31, 2012, WomensCareerChannel.com had over 90,000 members.

Our company is built on the philosophy of “relationship recruitment,” connecting talent with opportunity within the context of a common culture or affinity. We provide an environment that celebrates the identity of our members and fosters a sense of community and trust. We believe that we provide value to our members by enabling them to leverage their connections and share beneficial information with other members and employers that participate on our platform, providing access to employment opportunities and valuable career resources. At the same time, we believe that our members and their level of engagement is attractive to employers and advertisers that seek to target an audience of diverse professionals for hiring purposes, to increase brand awareness or to market products and services.

We believe our revenue model is aligned with our focus on serving our members. We currently provide members with access to our websites at no cost, a strategy which we believe will allow us to continue to grow our membership base and promote high levels of member engagement for the mutual benefit of members, employers and advertisers. For the year ended December 31, 2012, we generated all of our revenue from two sources: recruitment, which generated approximately 65% of our revenue, and advertising services, which generated approximately 35% of our revenue. See Risk Factor – “Our revenues are highly dependent on two customers, and we will continue to be dependent on a small number of customers.”

We were founded on October 23, 2003 under laws of the state of Illinois as IH Acquisition LLC, for the purpose of acquiring assets, consisting primarily of an online job board for Hispanic professionals. On February 4, 2004, we changed our name to iHispano.com LLC. In 2007, we changed our business platform and implemented technology to operate our business as communities of professional networking sites for diverse professionals, and we have continued with this business platform ever since. In September 2008, we began to brand ourselves as Professional Diversity Network. On March 15, 2012, we changed our name from iHispano.com LLC to Professional Diversity Network, LLC.  On March 5, 2013, we reorganized our business, converting from an LLC into a Delaware corporation, in conjunction with our initial public offering of common stock, which is listed on the NASDAQ Capital Market.

Recruitment Revenue

Direct Sales to Employers

We are developing our capabilities to market and sell recruitment services directly to employers that are not subject to the LinkedIn restricted account list. We have segmented the diversity recruitment market into three sectors:

•	Federal, state and local governments and companies and contractors who serve these governmental entities.

•	Small and medium sized businesses, as defined by companies with less than 2,500 employees

•	Large enterprises with greater than 2,500 employees.

Our sales team expects to approach these markets using a combination of telephone and email marketing as well as in some cases personal visits to companies and or their recruitment agencies. We also plan to attend major recruitment conferences where diversity hiring recruiters are in attendance. Our sales team will not have the ability to sell to any of the 1,000 companies that is on the restricted account list pursuant to our agreement with LinkedIn. Our alliance agreement with Monster requires us to maintain the diversity-based job postings that originated from Monster Worldwide prior to December 31, 2012. We are not restricted in selling those companies any additional products or services nor are we prevented from selling those companies directly upon the end of the fulfillment period.

We have begun to invest in our direct sales infrastructure and expect to continue to do so in the future. These costs are primarily for sales personnel and to support the sales team with tools such as client relationship management systems, personal computers and travel expenses. The sales expenses are variable and can be adjusted to meet market conditions. However, there is a risk that we will not successfully sell our products and services directly to employers at a level that supports the cost of providing those services.

LinkedIn

On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013. Pursuant to our agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter during the term of the agreement. (This amount is half of the fixed quarterly payments we received from Monster Worldwide, which equaled $1 million per quarter.) Under the LinkedIn agreement, we will also earn commission for sales of our services by LinkedIn in excess of certain thresholds. The fixed quarterly payments are payable regardless of sales volumes or any other performance metric. Although such fixed quarterly payments are significantly less than the fixed quarterly payments that we receive from Monster Worldwide, we believe that we have the potential to exceed our revenues from our previous agreement with Monster Worldwide because (i) we may earn additional commission payments with LinkedIn if certain sales levels are achieved, and (ii) we may earn revenue by selling our services directly, as described above. Under our agreement with LinkedIn, we will receive (i) no commissions on the first $10 million of LinkedIn’s revenue from the sale of our services during each calendar year, (ii) 20% commission on LinkedIn’s revenue from the sale of our services during each calendar year that is in excess of $10 million and less than $50 million, and (iii) 15% commission on LinkedIn’s revenue from the sale of our services during each calendar year that is in excess of $50 million. However, there can be no assurance that we will ever meet or exceed revenues earned through Monster Worldwide in prior periods. As an example solely to illustrate the stair-step structure of our commission schedule with LinkedIn, if LinkedIn sells $60 million of our services during any calendar year, we would receive $9.5 million in commission revenue for such year, in addition to our fixed payments, because we would earn no commission revenue for the first $10 million of LinkedIn sales of our services, $8 million in commission revenue for the next $40 million of LinkedIn sales of our services and $1.5 million in commission revenue for the remaining $10 million of LinkedIn sales of our services. We will not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. Because our agreement with LinkedIn became effective on January 1, 2013, we do not expect to have information about first quarter commissions, if any, until May 30, 2013.

During the term of our agreement with LinkedIn, we may not permit any competitor of LinkedIn to resell our diversity-based recruitment services. Our agreement does not prohibit LinkedIn from selling its own or any third party’s diversity recruitment services, however, during the term of our agreement with LinkedIn; and for a period of one year thereafter, we may not sell our diversity-based recruitment services, directly or indirectly, to any of the 1,000 companies on LinkedIn’s restricted account list. The companies in such restricted accounts list range are of varying sizes, operate in diverse geographical locations and conduct business in different sectors. We believe LinkedIn designated these particular companies in its restricted account list because LinkedIn has established business relationships with these companies and feels that these companies are potential purchasers of diversity recruitment services. We are now permitted, however, to market and sell our products to any company that is not on such restricted account list.

The term of our agreement with LinkedIn is three years, subject to LinkedIn’s right, in its sole and absolute discretion, to terminate our agreement on the six-month anniversary of the effective date, January 1, 2013, upon not less than 30 days’ prior notice and during the fourth calendar quarter of the first and second years of the term of our agreement upon not less than 90 days’ prior notice. If not terminated sooner, the term of our agreement with LinkedIn will automatically renew for successive one-year terms unless either party delivers a notice of non-renewal with 90 days’ prior notice.

Monster Worldwide

Historically, all of our recruitment revenue has been derived from our exclusive strategic partnership with Monster Worldwide, through which we posted job opportunities for employers on our websites and on the websites of diverse professional organizations with which we have cross-posting agreements. Currently, more than 3,000 companies and organizations, including 60% of the Fortune 500 companies, have listed job postings on our websites.

Our alliance agreement with Monster Worldwide expired on December 31, 2012 and was not renewed. Pursuant to this agreement, Monster Worldwide had been the exclusive seller of job postings on our websites. Monster Worldwide sells, among other services, diversity and inclusion recruitment solutions (including job postings, resume search services and recruitment media advertising) to employers that seek diverse job candidates and maintains a database of resumes from applicants seeking employment opportunities. Pursuant to our agreement with Monster Worldwide, Monster Worldwide posted job opportunities of certain of these employers on our websites and on the websites of diverse professional organizations with which we have cross-posting arrangements. Also, we posted resumes of our members who also wished to have their resume posted in Monster Worldwide’s resume database. We also provided resume search services, recruitment media advertising, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services to employers secured by Monster Worldwide as customers of its diversity and inclusion recruitment solutions.

Our agreement with Monster Worldwide, which expired on December 31, 2012, provided for an annual fixed fee of $4,000,000 that was subject to adjustment based on certain criteria, e.g. the flat fee could have been decreased by 10% for any calendar quarter where the ratio of our job applicants to jobs posted falls below a certain threshold. The flat fee could have been increased if Monster Worldwide’s gross revenue from diversity and inclusion services (e.g., job postings, resume search services and recruitment media advertising) exceeded a certain threshold. Monster Worldwide’s gross revenue subject to the agreement was monitored through an automated daily export of views and applications related to the postings to ensure that contract minimums were met or additional fees were to be billed. During the term of our agreement, the flat fee payable by Monster Worldwide did not decrease or increase for failing to meet or exceeding applicable thresholds. For the years ended December 31, 2012 and 2011, 65% and 72%, respectively, of our revenue was generated from our agreement with Monster Worldwide.

Following the expiration of our agreement with Monster Worldwide, we expect to experience significant decreases in revenue because (i) our agreement with LinkedIn provides for fixed quarterly payments that are half of the fixed quarterly payments we received from Monster Worldwide and we cannot predict how much commission revenue, if any, we will earn through LinkedIn and (ii) our sales force will require time to generate sales because we cannot and did not begin to market and sell our recruitment services directly to companies until after our agreement with Monster Worldwide expired on December 31, 2012. We expect to experience such decrease in revenue until such time as LinkedIn and our sales team are able to generate sufficient sales to replace the revenue previously generated by our agreement with Monster Worldwide.

Our agreement with Monster Worldwide expired on December 31, 2012, and was not renewed. Under our agreement with Monster Worldwide, we have agreed to continue to provide limited support and access to data to permit Monster Worldwide to continue to meet certain obligations to its customers in 2013. With respect to job postings that Monster sold prior to the expiration of our agreement on December 31, 2012, we are permitting Monster to maintain such postings on our websites until the earlier of (a) the date that Monster Worldwide’s obligation to maintain such posting expires or (b) December 31, 2013. In addition, we will continue to provide Monster with access to our data until December 31, 2013. We expect to incur only de minimis additional labor and de minimis additional costs in complying with such post-agreement services, and will not receive any additional payments from Monster Worldwide subsequent to the expiration of our agreement.

Advertising Revenue - University of Phoenix

In January 2011, we entered into a marketing media services agreement with Apollo Group, which is the parent of the University of Phoenix. The agreement provides the framework for our relationship with Apollo Group. It has no expiration date but may be terminated by either party upon thirty days’ prior written notice. During the term of the agreement, we may not perform advertising services for any other institution of higher education, whether for-profit or non-profit, other than Apollo Group. The agreement requires us to enter into separate purchase orders or statements of work, referred to as “media schedules,” which describe the services we provide to Apollo Group on a project basis and the compensation we are paid. To date, we have entered into two media schedules with Apollo Group. The first media schedule by its terms covered a period of six months ending June 30, 2011, which Apollo Group and we agreed to extend until August 31, 2011, and provided for fees to us in the amount of $664,000. It was our trial run for the “Education to Career” networking portal site, or E2C Site, and related services. The E2C Site is intended to enhance the University of Phoenix’s career placement services by linking to our websites and allowing users from the University of Phoenix website to join a group with privileged access to information regarding a featured employer, including job opportunities and descriptions, and the employer’s community.

Based on Apollo Group’s satisfaction with the E2C Site and our related services, we entered into a media schedule which covers a longer period than the term of the first media schedule. On February 7, 2013, we renewed our agreement with Apollo Group, which is effective until March 31, 2014, and provides for fees to us in the amount of $116,667 per month. The media schedule expanded the scope of our services to also include the “Education to Education” networking portal site, or E2E Site, and related services. The E2E Site is intended to drive visitors from our iHispano.com and AMightyRiver.com websites to the University of Phoenix website. The E2E Site provides visitors with information regarding the University of Phoenix (including program information, degree requirements, tuition, financial assistance and counselors), the value of education and other educational topics, feature stories regarding University of Phoenix graduates and students and scholarship and other programs. We promote the University of Phoenix on our websites and on the E2E Site as our exclusive education partner. We promote the E2E Site and University of Phoenix through advertising banners, email blasts and blogs focused on education. With respect to the E2E Site and E2C Site that we are required to maintain, our agreement with Apollo Group provides that such sites must be functional no less than 99.9% of the time in any given month, exclusive of certain pre-scheduled down times. To date, we have satisfied this requirement.

Pursuant to our agreement with Apollo Group and related media schedules, we receive fees for placing advertising media on our websites to promote the University of Phoenix and for creating, maintaining and operating the E2C Site and E2E Site. In 2012, we recognized revenue of $1.9 million in respect of fees from Apollo Group for our services. This constituted 31% of our total revenue and 88% of our revenue from consumer media advertising and marketing solutions for the year ended December 31, 2012. For the year ended December 31, 2011, 20% of our total revenue and 72% of our revenue from consumer media advertising and marketing solutions was generated from our agreement with Apollo Group. On June 11, 2012, we agreed to an insertion order with Apollo Group. The insertion order provides for payment to us of up to $150,000 per month for a period of 12 months based upon the number of persons we refer to the University of Phoenix who express an interest in obtaining information about attending the University of Phoenix. There is no guaranteed payment associated with this insertion order and, for the year ended December 31, 2012, PDN generated $346,000 of revenue under the insertion order.

Our Mission

Our mission is to serve as an important factor in the career development of diverse professionals who have traditionally faced obstacles to reaching their full potential. We believe that the work we do, and the power of our online network to connect talent with opportunity, can improve the career and financial prospects of our members by empowering them to invest in their professional development, creating employment opportunities for our members, and enabling them to achieve higher levels of professional success.

Our Values and Company Culture

As a company, we celebrate diversity. We endeavor to capture the distinct inspirational culture of each community we serve. We strive to put our members first in every decision we make and with every new product we build. We are dedicated to helping fulfill the professional aspirations of those we serve. We aspire to help secure the financial futures of our members and their families.

We believe our creative team is skilled in communicating in a culturally relevant manner the messaging of the employers that participate on our platform, and we are dedicated to helping them reach their hiring goals to create a more diverse workforce that better reflects our nation is demographic.

Industry Background and Our Opportunity

We believe that we are well-positioned for growth because our business benefits from several emerging trends – the increasing socialization of the Internet, the growing ethnic diversity of the United States population and labor force, a regulatory environment that promotes diversity in the workplace, the growing ethnic population’s spending power and the acceptance and growth of online recruitment and advertising.

Increasing Socialization of the Internet

The Internet has revolutionized how information is created and communicated – a wealth of information is readily accessible by browsing the Internet anonymously. However, we believe the social aspect of the Internet is emerging as an increasingly powerful influence on our lives. While an individual’s interpersonal connections traditionally have not been visible to others, social and professional networking websites enable members to share, and thereby unlock, the value of their connections by making them visible. Today, personal connections and other information, such as online social and professional networking websites, are increasingly becoming a powerful tool for a growing population of users to connect with one another.

Growing Ethnic Diversity of the U.S. Population and Labor Force

According to the 2010 U.S. Census, the Hispanic-American population grew 43% from 35.3 million in 2000 to 50.5 million in 2010. The Hispanic-American population accounted for 56% of America’s population growth from 2000 to 2010. Not surprisingly, diversity hiring is increasingly becoming a common, if not standard, business practice by major employers. According to a job report published on February 5, 2010 on private sector hiring in 2008 by the U.S. Equal Employment Opportunity Commission, or EEOC, the percentage of minority employment in the U.S. compared to overall employment tripled between 1966 and 2008, from 11% to 34%. Of the approximately 62 million private sector employees nationwide covered by the 2008 survey, approximately 30 million (48%) were women and 21 million (34%) were minorities. In the U.S., Hispanic-Americans had the fastest growth rate in the U.S. private sector, with employment of Hispanic-Americans increasing from 2.5% to more than 13% between 1966 and 2008. The share of the labor force that is Hispanic-American is projected to increase to 18.6% in 2020, according to the Bureau of Labor Statistics, with Hispanic-Americans expected to account for the vast majority – 74% – of the 10.5 million workers added to the labor force in the U.S. from 2010 to 2020.

Regulatory Environment Favorable to Promoting Diversity in the Workplace

As outlined in Executive Order 13583, signed by President Obama on August 18, 2011, companies considering contracting with the federal government must be prepared to demonstrate the diversity of their workforce. Companies that have a federal contract worth $50,000 or more and have 50 or more employees must implement an affirmative action plan that analyzes the representation of women and minorities in both recruitment and advancement, and where necessary, outlines good faith efforts to increase that representation.

In the public sector, Section 342 of the recently enacted Dodd-Frank Act creates Offices of Minority and Women Inclusion at twenty various regulatory agencies, including the Treasury, the Securities and Exchange Commission, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the twelve Federal Reserve banks and the newly created Consumer Financial Protection Bureau. The Offices of Minority and Women Inclusion will monitor diversity within their ranks and the pool of contractors who provide goods and services to the government. Previously, the Federal Reserve system and some of the agencies were essentially exempt from contract diversity efforts.

Rising Spending Power of Ethnic Population

The spending power of diverse groups is expected to continue to grow in the United States. According to a January 2011 report by the Kenan-Flagler Business School at the University of North Carolina, by 2014, the buying power of the Hispanic-American population will have grown by 613% since 1990, African-Americans by 257% and Asian-Americans by 498%. According to an article published in the third quarter of 2009 by the Selig Center for Economic Growth at the University of Georgia, it is projected that Hispanic-Americans will wield $1.33 trillion in spending power by 2014, and in a report published in September 2011 by Nielsen Media Research, a consumer research firm, Nielsen Media Research projects that the buying power of African-Americans will exceed $1 trillion by 2015.

Acceptance and Growth of Online Recruitment and Advertisement

Businesses now recognize and strive to take advantage of the socialization of the Internet for recruitment and for brand management, marketing and advertising. Results of the 2011 Social Recruiting Survey by Jobvite, Inc., an online professional network, indicate that 89% of companies surveyed are using or planning to use online social networking tools for recruitment and 64% have successfully hired through an online social networking website. The market for advertising on online social networks in the United States is also expected to continue to grow rapidly from $2.54 billion in 2011 to an estimated $3.63 billion in 2012 and $5.59 billion by 2014, according to a February 24, 2012 article published by eMarketer, Inc.

Because of these emerging trends, the company believes there is a great opportunity for growth. Ninety-four companies in the Fortune 100 feature diversity hiring on their online career centers. The online diversity recruitment market is highly fragmented. We believe that we can consolidate this market and maximize shareholder value through strategic acquisitions and through organic growth.

Our Solutions

We offer a variety of solutions to meet the needs of diverse professionals, the employers that seek to hire them and the advertisers that seek to reach them.

Our Online Professional Networking Solutions

In keeping with our tagline, “the power of millions for the benefit of one,” our primary focus is on the members who power our network. To our members, we offer a variety of online professional networking and career placement solutions at no charge, including the following:

•
Talent Recruitment Communities.  Each of our websites provides customized “talent recruitment communities” that are company-specific and provide opportunities to engage with employers and receive valuable information and rich media content.

•	Job Postings and Company Information. Members may search for job postings and company information by company name, industry and state.

•
Identity and Contact Management.  Each of our members can create an online professional profile which may include job title, employer, contact information, career history, events, education, resume and cover letter, and other information. Each member may choose what information, including the member’s profile and resume, is available to other members and the general public based upon his or her preferred privacy settings.

•
Networking.  Members may network by searching for other members on our websites, extending invitations, connecting, and sharing profile information. Members are able to integrate from their email contacts (such as Gmail) and online social networking websites (such as Facebook) those members on our websites whom they already know.

Members may communicate, access and share information via chat, instant message, blogs, forums, and videos. Members may also join professional associations and corporate groups which provide forums for members to discuss topics of interest and meet other members who share common professional backgrounds and career interests.

•
Mentoring Program.  Our mentoring program promotes professional growth within our communities by pairing experienced professionals with students and aspiring professionals who need career guidance or help with their skills. Members may choose to participate in our online mentoring program as mentors or mentees.

•
Career Tools and Skill-Based Content.  Our websites offer career tools (including resume/cover letter preparation, self-evaluation and one-one-one critique) and skill-based content on a wide variety of career-oriented topics.

•	E-Newsletter and Nation-wide Event Information. We offer our members an e-newsletter and information regarding career-related events.

Solutions for Employers and Recruiters

We post job listings of employers through our strategic partnership with LinkedIn. Such employers include large corporations, small- and medium-sized businesses, educational institutions, government agencies, non-profit organizations and other enterprises. We believe we offer them an online platform to identify and acquire diverse talent for their hiring needs. We believe that online professional networking websites like ours are well equipped to provide access not only to candidates actively seeking new employment, but also to a growing network of potential candidates who may not currently be seeking new employment but may be well-qualified for, and receptive to, new opportunities. The hiring solutions we offer include:

•
Talent Recruitment Communities.  Each of our websites provides customized, company-specific “talent recruitment communities” that permit employers to engage with our members and deliver valuable information and rich media content.

•
Single and Multiple Job Postings.  At the core of our recruitment solutions is the ability for employers to post jobs on our websites and the websites of the professional organizations for which we power career centers and job boards and with which we have cross-posting agreements.

•	Resume Database Access. We provide employers with access to our database of resumes submitted by members who give consent to do so.

•	Hiring Campaign Marketing and Advertising. We can assist employers in implementing targeted marketing and advertising campaigns to fill their hiring needs.

•	Research. Based upon our audience, we have the ability to provide valuable research to corporate partners relating to their products or services.

We believe the new compliance resource will help a participating business achieve its diversity recruitment goals and stay current with standards for inclusiveness. The new tool will update the status of every available job nightly and distribute alerts to each of the 50 state employment websites as well as to members of each of our diverse online professional communities.

Solutions for Advertisers

We enable advertisers to target and reach large audiences of diverse professionals and connect them to relevant products and services.

•
Advertising campaign services.  We assist advertisers in building campaigns and provide additional creative services. Our branding and marketing platform employs email marketing, social media, search engines, traffic aggregators and strategic partnerships. Through these avenues, we enhance brand awareness for our customers and sponsors, inform users and members about their products and services, and provide access to data.

Our Competitive Strengths

We believe the following elements give us a competitive advantage to accomplish our mission:

•
Dedicated Focus on Diverse Professionals. We believe our focus on providing career opportunities for diverse professionals differentiates us from other online social networking websites, such as Facebook. We believe our websites have a distinctly career-oriented feel and utility when compared with other online social networking websites. We believe that users prefer to manage their professional and social identities and contacts separately. While other online professional networking websites, such as LinkedIn Corporation, or LinkedIn, also have a professional focus, we are singularly focused on diverse professionals in the United States.

We believe that we communicate effectively with each of our diverse communities and create environments that harness a natural affinity among members of common culture, ethnicity, gender, orientation, nationality and experience to stimulate increased member trust, networking and engagement.

•
Platform That Harnesses the Power of Web Socialization. We believe that our membership base will continue to grow and that our platform will be an increasingly powerful tool that enables our members to leverage their connections and shared information for the collective benefit of all of the participants on our platform. We believe that we are the first online professional network to focus on the diversity recruitment sector.

•
Relationships with Strategic Partners. We believe that our relationships with strategic partners are difficult to replicate and give us a competitive advantage in the networking opportunities, career tools and resources we can offer to our members, as well as the diverse audiences we can access for employers and advertisers.

•	Relationships with Professional Organizations. Our team has experience working with multicultural professional organizations.

We partner with a number of leading minority professional organizations, including:

- Association for Latino Professionals in Finance and Accounting (ALPFA)
- Latinos in Information Science and Technology (LISTA)
- National Association of Hispanic Journalists (NAHJ)
- National Hispanic Christian Leadership Conference (NHCLC)
- National Hispanic Professionals Organization (NHPO)

•
Customized Technology Platform.  Our technology platform has been custom-designed and built to facilitate networking engagement and job searching. We believe that it would be costly and time consuming for a new entrant in to the online professional networking space to replicate a technology platform with comparable functionality.

Our Key Metrics

We monitor several key metrics, including our number of members and unique visitors, in order to assess our business, identify challenges and opportunities, produce financial forecasts, formulate strategic plans and make business decisions.

	As at December 31,
	2012	2011	2010
iHispano.com Members1	1,235,845	1,116,790	667,499
AMightyRiver.com Members1	926,914	606,844	339,915
Members in Our Other Networks1	116,812	18,590	152

Total Members Across Our Networks1	2,279,571	1,742,224	1,007,566

1
The reported number of members is higher than the number of actual individual members because some members have multiple registrations, other members have died or become incapacitated and others may have registered under fictitious names. Although members who have been inactive for 24 months will be automatically deleted from our member database, a substantial majority of our members do not visit our websites on a monthly basis. Please see our risk factor entitled “The reported number of our members is higher than the number of actual individual members, and a substantial majority of our visits are generated by a minority of our members” on page 18.

We believe the number of members is a key indicator of the growth of our online network and our ability to monetize the benefits resulting from such growth for the businesses and professional organizations to which we sell recruitment and marketing solutions. To date, our member base has, in large part, grown virally through users and members who invite colleagues and peers to join their network. Growth in our member base depends, in part, on our ability to successfully develop and market our solutions to professionals who have not yet become members of one of our websites.

	Annual Total For the year ending December 31
	2012	2011	2010
Unique visitors to iHispano.com	4,588,252	4,711,780	4,580,489
Unique visitors to AMightyRiver.com	1,159,157	3,632,160	2,840,572
Unique visitors to our other networks	728,153	209,941	1,264

Total unique visitors across our networks	6,475,562	8,553,881	7,422,325

Visits to iHispano.com1	5,415,175	6,107,939	6,516,086
Visits to AMightyRiver.com1	1,326,875	4,844,004	3,892,309
Visits to our other networks1	838,329	247,185	5,946

Total visits across our networks1	7,580,379	11,199,128	10,414,341

1
A substantial majority of visits are generated by a minority of our members and users. Please see our risk factor entitled “The reported number of our members is higher than the number of actual individual members, and a substantial majority of our visits are generated by a minority of our members” on page 18.

We define a member of one of our websites as an individual user who has created a member profile on that website as of the date of measurement. If a member is inactive for 24 months then such person will be automatically de-registered from our database.

We calculate unique visitors for each of our websites based on users who have visited that particular website at least once regardless of whether they are members. A user who visits one of our websites, regardless of frequency, is only counted as one unique visitor, based on data provided by Google Analytics, a leading provider of digital marketing intelligence.

We define the number of visits for each of our websites as the number of times a user has been to that particular website. If a user is inactive on the website site for 30 minutes or more, any future activity will be counted as a new visit. Users that leave one of our websites and return to the same website within 30 minutes will be counted as part of the original visit.

We view visits and unique visitors as key indicators of growth in our brand awareness among users and whether we are providing our members with useful products and features, thereby increasing member engagement. The unique visitor metric reflects our ability to attract new users, which is crucial to increasing the number of our members. The visits metric indicates our ability to keep our users and members engaged. Because we believe our member base has, in large part, grown virally through users and members who invite colleagues and peers to join their network, we expect that an increase in the number of unique visitors will result in an increase in the number of members, and vice versa. We plan to make improvements to features and products that we believe will also increase visitor, unique visitor and member traffic to our websites. During 2010, our websites had a total over 7 million unique visitors and over 10 million visits, respectively, which increased to over 8 million unique visitors and 11 million visits, respectively, during 2011. In 2012 our websites had over 6 million unique visitors and over 7 million visits.

Our Strategy

Our strategy for accomplishing our mission involves the following elements:

•
Launch and Acquire Additional Minority Professional Networking Websites.  We believe that we can significantly expand our member base by acquiring other online professional networking websites focused on Hispanic-American and African-Americans and other diverse communities, launching our own websites focused on diverse communities and growing our existing websites. Increasing our membership will play a central role in our ability to increase advertising revenue and to enhance the value we provide to employers seeking to attract diverse talent. We believe the diversity recruitment and diversity marketing industries are fragmented and there is an opportunity to consolidate some of the smaller companies in these sectors.

•
Employ Marketing Campaigns that Increase Traffic and Membership.  We believe a key driver of our growth has, in large part, been through users and members who invite colleagues and peers to join our network. However, we believe that we can increase our users and members through enhanced marketing efforts, such as media conferences, sponsored events, email marketing, ongoing search engine optimization and improved social media strategies.

•
Sell our diversity recruitment services directly to employers.  As of January 1, 2013, we will have the ability to sell our products and services directly to employers, except for any of the 1,000 companies on the restricted account list pursuant to our agreement with LinkedIn. We are transferring certain existing employees with diversity recruitment experience from client services to sales and will seek to hire additional personnel to focus on this marketing and sales initiative. Our direct recruitment marketing and sales efforts has included targeted e-mails, telephone calls and in person meetings.

•
Facilitate LinkedIn in selling our services to its clients.  LinkedIn is the only entity, other than us, to sell our products and services. The success of the LinkedIn reseller relationship is key to our future growth prospects. We intend to provide LinkedIn with support to facilitate their sales of our products and services.

•
Grow Revenue from Consumer Advertising.  We are building a sales and marketing team that is focused on selling our advertising. We have a three-pronged strategy to increase our advertising revenue: (i) we are hiring additional personnel for our client services team so that it can better manage and optimize client campaigns; (ii) we are expanding our marketing efforts to increase website traffic and membership; and (iii) we are building a sales team to market our consumer advertising solutions to targeted customers.

•
Grow our Recruitment Platform.  We plan on investing in our recruitment platform by adding additional services in order to enhance the user and recruiter experience. Our product roadmap builds upon our relationship recruitment platform.

•
Strengthen and Develop Relationships with Strategic Partners.  We are working to strengthen our relationships with existing strategic partners and develop new relationships with online networking websites and professional organizations, with a view toward increasing traffic to our websites and broadening our base for membership and our hiring and marketing solutions.

•
Hire Strategically.  As we grow, we expect to make strategic hires designed to improve efficiency and expand sales, marketing and customer service capabilities of our existing operations and to identify, pursue and manage growth opportunities. We intend to hire experienced individuals in sales, marketing and technology.

•
Add Functionality to Increase Member Value and Generate Revenue.  We are working to enhance the functionality of our websites, improve our applications, tools and resources and more efficiently and effectively utilize information captured on our websites. New concepts may include, cultural community couponing and business directory services. Such enhancements and improvements should add value for our members and the companies and professional organizations that participate on our websites, as well as add revenue-generating opportunities for us.

Sales, Marketing and Customer and Member Support

We believe our member base has grown virally principally through member invitations to others to join our online networks. Additionally, we seek to drive member growth through the efforts of our sales organization, media conferences, press releases, sponsored events, and email marketing, search engine optimization and social media strategies.

Our marketing team has expertise in multicultural marketing. We expect to continue to provide compelling content that underscores our mission of supporting diverse professionals and encouraging diverse browsers to visit our websites. Additionally we will continue to invest strategically in search engine optimization and search engine marketing to promote our online communities. We continually develop relationships with professional organizations and community groups, such as the National Hispanic Christian Leadership Council, to bring our services to individuals offline as well as online.

We believe consumer advertisers and agencies are increasingly seeking websites and communities that enable them to access diverse audiences. We expect to expand our efforts to connect with these advertisers and build on our consumer-advertising infrastructure. In 2011, we invested in a new online advertising hosting system that allows us to more effectively manage customer campaigns. We plan continued investment in advertising optimization tools to increase our customers’ productivity on our websites. In addition to seeking new advertising customers, we are looking to expand the marketing and advertising solutions to our existing customers. In 2013, we plan on hiring additional experienced sales professionals.

At the core of our talent recruitment groups are our expert online community managers. Our community managers encourage interaction between job seekers and recruiters, police for inappropriate online activity, optimize recruitment campaigns and provide reporting and client services for the businesses that use our hiring solutions.

The community managers for our websites respond to both business and technical inquiries from members, businesses and professional organizations relating to their accounts, including guidance on how to utilize our applications, tools and resources. Self-service support also is available on our websites and users can contact us via e-mail or telephone.

Customers

Currently, more than 3,000 companies and organizations, including 60% of the Fortune 500 companies, have listed job postings on our websites. Following the launch of our partnership with LinkedIn on January 1, 2013, we are seeking to market directly to employers of diverse employees through our direct sales initiative and through our agreement with LinkedIn, although both strategies are new and untested and our ability to successfully pursue either strategy is uncertain. A non-renewal of or a material change in our relationship with LinkedIn or Apollo Group would have a material adverse effect on our financial results. See “Risk Factors – Our revenues are highly dependent on two customers and we will likely continue to be dependent on a small number of customers.”

Over the next several years, we plan to expand our efforts to secure consumer-based advertising revenues by deploying a sales force to target advertisers and agencies that are seeking to market to diverse professional audiences. Online diversity market advertising is increasing in the United States. We believe this focus is driven by the significant increases in purchasing power of ethnically diverse populations. It is estimated that from 1990 to 2014, the buying power of United States Hispanic Americans will have grown by 613%, African Americans by 257% and Asian Americans by 498%, according to a 2011 report by the Keenan-Flagler Business School at The University of North Carolina.

The Association of Hispanic Advertising Agencies, or AHAA, in its 2010 Report on Hispanic Advertising Spending, found that Hispanic advertising spending in the U.S. rose 14% to $4.3 billion in 2010 compared to 2009, reversing a two-year slowdown.

Many large corporations are increasingly setting aside advertising budgets for Hispanic-American outreach, according to an IBISWorld Inc. report published in August 2011. According to this report, since the recession of 2009, advertising spending on Hispanic-American media grew 1.9% more than that of non-Hispanic-American media, with the largest gains experienced in television, magazines and the Internet.

Technology Infrastructure

We refer to our customized relationship recruitment technology platform as Affinity Relationship Recruitment Generation V (ARR-V). Benefits of our technology platform include:

•
Ease of Use for Professional Networking.  Our ARR-V technology emphasizes ease-of-use, allowing our members to create, manage and share their professional identity online, build and engage with their connections, access shared knowledge and insights, and find career opportunities.

•
Integration with Facebook and LinkedIn.  Our websites are developed with Personal Home Page script (PHP), a commonly used, general-purpose server-side scripting language, which enables our members to access and integrate their LinkedIn and Facebook communities for a high level of professional engagement in one location on our websites.

•
Job Searching; Employer Auto-Matching Tool, or EAMT.  Our ARR-V technology is a robust platform for our members to post their resumes and search for career opportunities, and for businesses to post job openings. Our members can execute targeted matches through our customized career to employer auto-matching tool.

•
Member Generated Content.  Our members can easily input, access, communicate, and share information, via chat, instant message, blogs, forums, and videos. Our ARR-V technology utilizes the content generated by our members, job postings by recruiters and marketing information from sponsors on our websites to provide relevant information to our visitors. We continually work to improve the pertinence of the information on our websites.

•
Member Engagement.  Our platform draws on the cultural affinity within our diverse communities, user generated content, job postings and relevant advertising media to encourage a high degree of member engagement on our websites. We believe that engagement enhances the value we offer to our members, as well as to the businesses and professional organizations, that use our websites.

•
Advertising Media Platform.  Our ARR-V technology allows us to place targeted advertising media for our advertising customers based upon information we collect from our users, including browsing history. Our advertising service technology enables us to specifically deliver advertisements to our audience by geography, via geo-targeting to specific zip codes, and to retarget relevant advertisements to our audience based upon prior activity on our websites.

•
Vertical and Horizontal Scalability.  Our ARR-V platform is designed to allow us to scale both “vertically” and “horizontally”. We can scale vertically, within a specific demographic group, by increasing members and visitors. We can scale horizontally, among different or additional demographic groups, by launching new community websites focused on such groups, and community websites rebranded for our strategic partners. This enables our company to quickly move into new opportunities with strategic partners or alone without making a sizeable additional investment.

We regularly evaluate our ARR-V technology to improve ease-of-use, enhance and expand our tools and resources, optimize user engagement, and implement industry best practices.

Operations

Our websites are hosted by EsoSoft Corporation in Los Angeles, California. Our hosting has been with EsoSoft since 2008, and we believe we have experienced positive performance results since that time. Our websites have backup and contingency plans in place in the event that an unexpected circumstance occurs.

Intellectual Property

To protect our intellectual property rights, we rely on a combination of federal, state and common law rights, as well as contractual restrictions:

•
We rely on trade secret, copyright, and trademark rights to protect our intellectual property. We pursue the registration of our domain names and trademarks in the United States. Our registered trademarks in the United States include the “iHispano” mark with stylized logo, the “A Mighty River” mark with stylized logo, and the “Professional Diversity Network” mark with our tagline “the power of millions for the benefit of one,” as well as others.

•
We strive to exert control over access to our intellectual property and customized technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties in the ordinary course of our business.

Nevertheless, our efforts to protect our proprietary rights may not be successful. Any significant impairment of our intellectual property rights could adversely impact our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and adversely affect our operating results.

Other companies in the Internet, social media, technology and other industries own patents, copyrights, and trademarks, and we expect that from time to time they may request license agreements, threaten litigation, or file suits against us for alleged infringements or other violations of intellectual property rights.

Competition

We face significant competition in all aspects of our business. Specifically, with respect to our members and our recruitment consumer advertising and marketing solutions, we compete with existing general market online professional networking websites, such as LinkedIn, as well as ethnic minority focused social networking websites, such as Black Planet and MiGente, and other companies such as Facebook, Google, Microsoft and Twitter that are developing or could develop competing solutions. Following the expiration of our agreement with Monster Worldwide on December 31, 2012, Monster Worldwide is now another competitor. We also generally compete with online and offline enterprises, including newspapers, television, direct mail marketers that generate revenue from recruiters, advertisers and marketers and professional organizations. With respect to our hiring solutions, we also compete with traditional online recruiting companies such as Career Builder, talent management companies such as Taleo, and traditional recruiting firms.

Under the terms of our agreement with LinkedIn, we are not permitted to resell our services to any competitor of LinkedIn or to any of the 1,000 companies on the restricted account list maintained by LinkedIn (and to which companies LinkedIn itself sells our services pursuant to our agreement with LinkedIn). Furthermore, during the term of our agreement with Apollo, we are unable to provide advertising services to any institution of higher learning, other than Apollo group. Accordingly, our customer agreements restrict our ability to compete in certain important ways.

Larger, more well-established companies may focus on professional networking and could directly compete with us. Other companies might also launch new competing services that we do not offer. Nevertheless, we believe that our focus on diverse online professional networking communities is a competitive strength in our market.

Government Regulation

We are subject to a number of federal, state and foreign laws and regulations that affect companies conducting business on the Internet. These laws are still evolving and could be amended or interpreted in ways that could be detrimental to our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could materially harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security incident, or security breach for personal data, or requiring the adoption of minimum information security standards that are often unclear and difficult to implement. The costs of compliance with these laws are significant and may increase in the future. Further, we may be subject to significant liabilities if we fail to comply with these laws.

We are also subject to federal, state, and foreign laws regarding privacy and protection of member data. We post on our websites our privacy policy and terms of use. Compliance with privacy-related laws may be costly. However, any failure by us to comply with our privacy policy or privacy-related laws could result in proceedings against us by governmental authorities or private parties, which could be detrimental to our business. Further, any failure by us to protect our members’ privacy and data could result in a loss of member confidence in us and ultimately in a loss of members and customers, which could adversely affect our business.

Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Facilities

We lease approximately 4,600 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on June 30, 2015 and currently sublease our former headquarters space of approximately 1,870 square feet under a lease that expires on October 31, 2014.

Employees

As at December 31, 2012, we have 23 employees. From time to time, we also engage independent contractors to perform various services. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

Legal Proceedings

We are subject to legal proceedings and litigation arising in the ordinary course of business, although no such proceeding or litigation is currently pending.

ITEM 1A — RISK FACTORS

Investing in our common stock involves a great deal of risk. You should carefully consider the following information about risks, together with all of the other information in this Annual Report, including our consolidated financial statements and related notes, before making an investment in our common stock. If any of the circumstances or events described below actually arises or occurs, our business, results of operations, cash flows and financial condition could be materially harmed. In any such case, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Strategy

Our revenues are highly dependent on two customers, and we will likely continue to be dependent on a small number of customers.

Two of our customers, Monster Worldwide and Apollo Group, accounted for 65% and 31%, respectively, of our total revenues for the year ended December 31, 2012. Monster Worldwide and Apollo Group, accounted for 72% and 20%, respectively, of our total revenues for the year ended December 31, 2011.

Following the expiration of our agreement with Monster Worldwide, we are substantially dependent on revenues generated by our agreements with LinkedIn and the University of Phoenix, at least until we are able to generate significant revenues from a large number of customers through our direct sales efforts. Therefore, we are, and will likely continue to be, dependent on both LinkedIn and University of Phoenix, and the loss of any such customer would materially and adversely affect our business, operating results and financial condition. Furthermore, as a result of our reliance on a limited number of customers, we could face pricing and other competitive pressures which may have a material adverse effect on our business, operating results and financial condition.

Our agreement with Monster Worldwide expired on December 31, 2012, and it is uncertain when, if ever, we can replace the revenues we received through our agreement with Monster Worldwide.

Our agreement with Monster Worldwide expired on December 31, 2012 and was not renewed. As of January 1, 2013, we no longer have in place the agreement with Monster Worldwide that has generated a substantial majority of our revenue. We expect to experience significant decreases in revenue for a period of time because (i) our agreement with LinkedIn provides for fixed quarterly payments that are half of the fixed quarterly payments we received from Monster Worldwide and we cannot predict how much commission revenue, if any, we will earn through LinkedIn and (ii) our sales force will require time to generate sales because we could not and did not begin to market and sell our recruitment services directly to companies until December 31, 2012. It will be difficult for us to continue our current operations over the long-term unless we are able to replace such lost revenues in a timely manner, and failure to do so would materially and adversely affect our business, operating results and financial condition.

We are seeking to generate recruitment revenue through direct sales to customers, which is a new and uncertain initiative.

As a result of the expiration of our exclusive arrangement with Monster Worldwide on December 31, 2012, which was not renewed, our revenue and our success is dependent on an internal direct marketing and sales capability that still under development. We have the right to sell our services directly to any employer, except the 1,000 companies that are on the restricted account list pursuant to our agreement with LinkedIn. Under the terms of the agreement, we will not enter into additional reseller agreements during the term of our agreement with LinkedIn. While we intend to sell recruitment services to companies not subject to the exclusivity restrictions of the LinkedIn agreement, we are currently developing our direct sales team and our ability to successfully develop such a sales function that is successful and cost effective is uncertain. Furthermore, we have no prior experience in selling our services, and we cannot predict how much revenue we will be able to generate through direct sales. Therefore, there is no assurance that we will be successful in selling our services directly to employers.

We face risks associated with our agreement with LinkedIn.

In November 2012, we entered into an agreement with LinkedIn Corporation that became effective on January 1, 2013. The LinkedIn agreement provides LinkedIn with the right to sell our services to its customers. LinkedIn has the exclusive right to sell our services to a restricted account list of 1,000 companies selected by LinkedIn. The agreement with LinkedIn provides for quarterly payments that are half of the fixed quarterly payments that we receive under our agreement with Monster Worldwide and provides for a percentage commission for sales of our services in excess of certain thresholds. There is no assurance that LinkedIn will be successful in selling our services, and we may not receive any commission revenue from our agreement with LinkedIn.

Our agreement with LinkedIn restricts our ability to sell our recruitment services. During the term of our agreement with LinkedIn, we cannot permit any competitor of LinkedIn to resell our diversity-based recruitment services. We cannot sell our diversity services to any employer that is listed on the restricted account list pursuant to our agreement with LinkedIn during the term of the agreement and for one year thereafter. While the term of the LinkedIn agreement is three years, LinkedIn has the right to terminate the agreement on the six-month anniversary of the effective date, and during the fourth calendar quarter of the first and second years of the term of the agreement. Termination or failure to renew or extend the LinkedIn agreement could materially harm our ability to successfully generate recruitment revenue which would in turn have a material adverse impact on our business.

Our ability to grow advertising revenue is dependent on our relationship with and the performance of Apollo Group.

Our marketing media services agreement with Apollo Group provides the framework for our relationship. It has no expiration date but may be terminated by either party upon thirty days’ prior written notice. The agreement requires us to enter into separate purchase orders or statements of work, referred to as “media schedules,” which describe the services we provide to Apollo Group on a project basis and the compensation we are paid. To date, we have entered into two media schedules with Apollo Group. The first media schedule was a trial run that by its terms covered a period of six months ending June 30, 2011. Thereafter, based on Apollo Group’s satisfaction with our performance, we entered into a media schedule which expanded the scope of our services and covers a longer period than the term of the first media schedule. On February 7, 2013, we renewed our agreement with Apollo Group, which is effective until March 31, 2014. On June 11, 2012, we agreed to an insertion order with Apollo Group. The insertion order provides for payment to us of up to $150,000 per month for a period of 12 months, based upon the number of persons we refer to the University of Phoenix who express an interest in obtaining information about attending the University of Phoenix. There is no guaranteed payment associated with this insertion order and for the year ended December 31, 2012, PDN generated $346,000 of revenue under the insertion order. Further, during the term of our agreement with Apollo Group, we may not perform advertising services for any other institution of higher education, whether for-profit or non-profit, other than Apollo Group. Because we have an exclusivity arrangement with Apollo Group, our growth in this area of revenue is therefore dependent on the volume of students interested in, and the success of, Apollo Group’s University of Phoenix.

There can be no assurance that Apollo Group will not terminate its agreement with us or will enter into additional media schedules with us, or that the terms on which our agreements may be proposed to be renewed or continued will be acceptable to us. In addition, there are a number of factors, including those that are not within our control, that could cause our agreement with Apollo Group to be terminated or not expanded, extended or otherwise continued. Apollo Group may face financial difficulties and may not be able to pay for our services, or Monster Worldwide may develop its own diversity platform that would replace or compete with us. Furthermore, if Apollo Group seeks to negotiate media schedules for future services under its agreement with us, on terms less favorable to us and we accept such unfavorable terms, or if we seek to negotiate better terms, but are unable to do so, then our business, operating results and financial condition would be materially and adversely affected. In addition, our customer concentration may subject us to perceived or actual leverage that our customers may have given their relative size and importance to us.

In the event our agreement with Apollo Group does not continue on terms favorable to us, our business, operating results and financial condition would be materially and adversely affected and we will require substantial human and capital resources to generate other sources of revenue, and if we are unable to generate other sources of revenue, our business may fail.

We have a limited operating history in the online professional networking business, which is a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We began our operations in the online professional diversity networking business in 2007 and online professional networking within specific segments of the population is a new and unproven business concept . Therefore a market for our services may not develop as expected, if at all. This limited operating history and novel business concept makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the significant risks, expenses and difficulties frequently encountered by Internet companies, especially those dedicated to the social and/or online professional network sector, in their early stage of development. We may not be able to successfully address these risks and difficulties.

We expect to face increasing competition in the market for online professional networks from professional or social networking websites and Internet search companies, including Monster Worldwide, among others.

We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online professional networks. In particular, Monster Worldwide is now our competitor as of January 1, 2013, following the expiration of our agreement with them.

Our industry is rapidly evolving and is becoming increasingly competitive. Larger and more established online professional networking companies, such as LinkedIn, may focus on the online diversity professional networking market and could directly compete with us. Since the expiration of our agreement with Monster Worldwide, they are competing with us. Rival companies or smaller companies, including application developers, could also launch new products and services that compete with us and that could gain market acceptance quickly. Individual employers have and may continue to create and maintain their own network of diverse candidates.

We also expect that our existing competitors will focus on professional diversity recruiting. A number of these companies may have greater resources than we do, which may enable them to compete more effectively. For example, our competitors with greater resources may partner with wireless telecommunications carriers or other Internet service providers that may provide Internet users, especially those that access the Internet through mobile devices, incentives to visit our competitors’ websites. Such tactics or similar tactics could decrease the number of our visits, unique visitors and number of users and members, which would materially and adversely affect our business, operating results and financial condition.

Additionally, users of online social networks, such as Facebook, may choose to use, or increase their use of, those networks for professional purposes, which may result in those users decreasing or eliminating their use of our specialized online professional network. Companies that currently do not focus on online professional diversity networking could also expand their focus to diversity networking. A current strategic partner, LinkedIn, may develop its own proprietary online diversity network and compete directly against us. To the extent LinkedIn terminates its relationship with us and develops its own network or establishes alliances and relationships with others, our business, operating results and financial condition could be materially harmed. Finally, other companies that provide content for professionals could develop more compelling offerings that compete with us and adversely impact our ability to keep our members, attract new members or sell our solutions to customers.

We process, store and use personal information and other data, which subjects us to governmental regulation, enforcement actions and other legal obligations or liability related to data privacy and security, and our actual or perceived failure to comply with such obligations could materially harm our business.

We receive, store and process personal information and other member data, and we enable our members to share their personal information with each other and with third parties. There are numerous federal, state, local and foreign laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other member data, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and adhere to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.

The effect of significant declines in our ability to generate revenue may not be reflected in our short-term results of operations.

We recognize revenue from sales of our hiring solutions on a quarterly basis based on activity related to the prior quarter. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, an adjustment, termination or non-renewal of our agreement with LinkedIn, or a termination or decline in purchase orders pursuant to our agreement with Apollo Group, in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in our ability to generate revenue may not be reflected in our short-term results of operations.

Our growth strategy may fail as a result of ever-changing social trends.

Our business is dependent on the continuity of certain social trends, some of which may stop abruptly. In particular, increased privacy concerns may jeopardize the growth of online social and professional network websites. Furthermore, it is possible that people may not want to identify in online social or professional networks with a focus on diversity at all. Or alternatively, people who belong to more than one diversity group (such as Hispanic-American females, among others) may not be drawn to our websites, which singularly focus on one specific diversity group. Our strategy may fail as a result of these changing social trends, and if we do not timely adjust our strategy to adapt to changing social trends, we will lose members, and our business, operating results and financial condition would be materially and adversely affected.

The regulatory environment favorable to promoting diversity in the workplace may change.

Federal and state laws and regulations require certain companies engaged in business with governmental entities to report and promote diverse hiring practices. Repeal or modification of such laws and regulations could decrease the incentives for employers to actively seek diverse employee candidates through networks such as ours and materially affect our revenues.

The widespread adoption of different smart phones, smart phone operating systems and mobile applications, or apps, could require us to make substantial expenditures to modify or adapt our websites, applications and services.

The number of people who access the Internet through devices other than personal computers, including personal digital assistants, smart phones and handheld tablets or computers, has increased dramatically in the past few years and we believe this number will continue to increase. Each manufacturer or distributor of these devices may establish unique technical standards, and our services may not work or be viewable on these devices as a result. Furthermore, as new devices and new platforms are continually released, it is difficult to predict the problems we may encounter in developing versions of our services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. For example, we currently have a mobile application, or app, for the iPhone and plan to build apps for other mobile devices and will need to continually adapt our website and apps to be user-friendly to different operating systems and platforms. If we are slow to develop products and technologies that are compatible with such devices, we might fail to capture a significant share of an increasingly important portion of the market for our services.

We rely heavily on our information systems and if our access to this technology is impaired, or we fail to further develop our technology, our business could be significantly harmed.

Our success depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information, including our database of our members. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our information systems to evolving industry standards and to improve the performance and reliability of our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. Our inability to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively would materially and adversely affect our business, financial condition and operating results.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our websites are accessible within an acceptable load time.

An element that is key to our continued growth is the ability of our members and other users that we work with to access any of our websites within acceptable load times. We call this website performance. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our websites simultaneously, and denial of service or fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website performance problems within an acceptable period of time.

If any of our websites are unavailable when users attempt to access it or do not load as quickly as users expect, users may seek other websites to obtain the information or services for which they are looking, and may not return to our websites as often in the future, or at all. This would negatively impact our ability to attract members and other users and increase engagement on our websites. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, operating results and financial condition may be materially and adversely affected.

Our systems are vulnerable to natural disasters, acts of terrorism and cyber attacks.

Our systems are vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber attacks and similar events. We have implemented a disaster recovery program, maintained by a third party vendor, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, it does not yet provide a real-time back-up data center, so if our primary data center shuts down, there will be a period of time that such website will remain shut down while the transition to the back-up data center takes place. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. Furthermore, we do not carry business interruption insurance or cyber security insurance. Therefore, we will not be compensated by third party insurers in the event of service interruption or cyber attack, and we face the risk that our business may never recover from such an event.

If our security measures are compromised, or if any of our websites are subject to attacks that degrade or deny the ability of members or customers to access our solutions, members and customers may curtail or stop use of our solutions.

Our members provide us with information relevant to their career seeking experience with the option of having their information become public or remain private. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the loss or unauthorized disclosure of confidential information, our members may lose trust and confidence in us, and will use our websites less often or stop using our websites entirely. Further, outside parties may attempt to fraudulently induce employees, members or customers to disclose sensitive information in order to gain access to our information or our members’ or customers’ information. Because the methods used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these methods or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new members and increase engagement by existing members, cause existing members to close their accounts or existing customers to cancel their contracts, subject us to lawsuits, regulatory fines or other action or liability, thereby materially and adversely affecting our reputation, our business, operating results and financial condition.

The reported number of our members is higher than the number of actual individual members, and a substantial majority of our visits are generated by a minority of our members.

The reported number of members in our networks is higher than the number of actual individual members because some members have multiple registrations, other members have died or become incapacitated, and others may have registered under fictitious names. Given the challenges inherent in identifying these accounts, we do not have a reliable system to accurately identify the number of actual members, and thus we rely on the number of members as our measure of the size of our networks. Further, a substantial majority of our members do not visit our websites on a monthly basis, and a substantial majority of our visits are generated by a minority of our members and users. If the number of our actual members does not meet our expectations or we are unable to increase the breadth and frequency of our visiting members, then our business may not grow as fast as we expect, which would materially and adversely affect our business, operating results and financial condition.

If our member profiles are out-of-date, inaccurate or lack the information that users and customers want to see, we may not be able to realize the full potential of our networks, which could adversely impact the growth of our business.

If our members do not update their information or provide accurate and complete information when they join our networks or do not establish sufficient connections, the value of our networks may be negatively impacted because our value proposition as diversity professional networks and as a source of accurate and comprehensive data will be weakened. For example, our hiring solutions customers may not find that certain members misidentify their ethnic, national, cultural, racial, religious or gender classification, which could result in mismatches that erode customer confidence in our solutions. Similarly, incomplete or outdated member information would diminish the ability of our marketing solutions customers to reach their target audiences and our ability to provide research data to our customers. Therefore, we must provide features and products that demonstrate the value of our networks to our members and motivate them to add additional, timely and accurate information to their profile and our networks. If we fail to successfully motivate our members to do so, our business, operating results and financial condition could be materially and adversely affected.

Public scrutiny of Internet privacy issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby materially harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain on-line tracking and targeted advertising practices. In addition, various government and consumer agencies have also called for new regulations and changes in industry practices.

Our business could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices or that require changes to these practices, the design of our websites, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to use the data that our members share with us in accordance with each of our website privacy policies and terms of use. Therefore, our business, operating results and financial condition could be materially and adversely affected by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that our members voluntarily share with us.

Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing and which could subject us to claims or otherwise materially harm our business.

We are subject to a variety of laws and regulations in the United States, including laws regarding data retention, privacy and consumer protection, that are continually evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject. See the discussion included in “Government Regulation” beginning on page 13 of this Annual Report.

If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would materially and adversely affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could materially harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could materially and adversely affect our business, financial condition and results of operations.

The existing global economic and financial market environment has had, and may continue to have, a negative effect on our business and operations.

Demand for our services is sensitive to changes in the level of economic activity. Many companies hire fewer employees when economic activity is slow. Since the financial crisis in 2008, unemployment in the U.S. has increased and hiring activity has been limited. If the economy does not fully recover or worsens, or unemployment remains at high levels, demand for our services and our revenue may be reduced. In addition, lower demand for our services may lead to lower prices for our services. The volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy does not fully recover or worsens, our business, results of operations and financial condition could be materially and adversely affected.

We may seek to acquire or merge with other businesses, which exposes us to certain risks.

As discussed elsewhere in this Annual Report, we currently intend to use approximately 40% of the net proceeds of our initial public offering for strategic acquisitions. Although we currently have no agreements or commitments with respect to material acquisitions or investments in other companies, we may, from time to time, explore opportunities to acquire or consolidate some of the companies in our industry. Depending on the nature of the acquired entity or operations, integration of acquired operations into our present operations may present substantial difficulties. Even where material difficulties are not anticipated, there can be no assurance that we will not encounter such difficulties in integrating acquired operations with our operations, which may result in a delay or the failure to achieve anticipated synergies, increased costs and failures to achieve increases in earnings or cost savings. The difficulties of combining the operations of acquired companies may include, among other things:

•	possible conflicts and inconsistencies in information technology, or IT, infrastructures, which could make it costly or impossible to integrate our IT with the IT of our target;

•	possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between us and an acquired entity;

•	difficulties in the retention of existing customers and attraction of new customers;

•	difficulties in retaining key employees;

•	the identification and elimination of redundant and underperforming operations and assets;

•	diversion of management’s attention from ongoing business concerns;

•	the possibility of tax costs or inefficiencies associated with the integration of the operations; and

•	loss of customer goodwill.

For these reasons, we may fail to successfully complete the integration of an acquired entity, or to realize the anticipated benefits of the integration of an acquired entity. Actual cost savings and synergies which may be achieved from an acquired entity may be lower than we expect and may take a longer time to achieve than we anticipate. Also, there may be overlap of users and such members of an acquired entity and one of our websites that would adversely affect anticipated benefits from such acquisition. One or more of such acquisition-related risks, if realized, could have a material and adverse effect on our business, operating results and financial condition.

Our revenue growth rate will decline as the result of the termination of our agreement with Monster Worldwide and as our costs increase and we may not be able to maintain our profitability over the long term.

Our revenue grew to approximately $6.2 million for the year ended December 31, 2012 from $5.6 million for the year ended December 31, 2011, which represented a period over period increase of approximately 10%. However, net income decreased during the same period. From 2010 to 2011, our revenue grew from approximately $4.4 million to $5.6 million, which represented a year over year increase of 27%. As a result of the termination of our agreement with Monster Worldwide, we no longer receive fixed quarterly payments of $1 million under that agreement. Under our agreement with LinkedIn, which may be terminated as early as June 30, 2013, we receive quarterly payments from LinkedIn in the amount of $500,000 (which is half the amount of our minimum payments under our prior agreement with Monster). Accordingly, we currently expect our revenues to be significantly lower in 2013 and possibly in future years. In the future, even if our revenues increase, we may not be able to generate sufficient revenue to sustain our profitability. We also expect our costs to increase in future periods, which could negatively affect our future operating results. In particular, in 2013, our strategy is to continue to invest for future growth and we will incur additional expenses associated with being a publicly traded company, and as a result we may not be profitable in 2013. In particular, we expect to continue to expend substantial financial and other resources on:

•	our technology infrastructure, including website architecture, development tools scalability, availability, performance and security, as well as disaster recovery measures;

•	product development, including investments in our product development team and the development of new features;

•	sales and marketing; and

•	general administration, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we fail to continue to grow our revenue and overall business, our business, operating results and financial condition will be harmed. If we fail to effectively manage our growth, our business and operating results could be materially harmed.

Our business depends on strong brands, and any failure to maintain, protect and enhance our brands would hurt our ability to retain or expand our base of members, enterprises and professional organizations, or our ability to increase their level of engagement.

We believe we have developed strong brands, particularly “iHispano” and “A Mighty River,” which we believe have contributed significantly to the success of our business. Maintaining, protecting and enhancing our brands is critical to expanding our base of members, advertisers, corporate customers and other strategic partners and users, and increasing their engagement with our websites, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. An inability to successfully maintain strong brands would materially and adversely affect our business, financial condition and results of operations.

Failure to protect or enforce our intellectual property rights could materially harm our business and operating results.

We regard the protection of our intellectual property as critical to our success. In particular, we must maintain, protect and enhance our brands. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. In the ordinary course, we enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information and customized technology platform. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. Effective trademark, trade dress and domain names are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We are seeking to protect our trademarks and domain names, a process that is expensive and may not be successful.

Litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results. We may incur significant costs in enforcing our trademarks against those who attempt to imitate our brands. If we fail to maintain, protect and enhance our intellectual property rights, our business, operating results and financial condition would be materially and adversely affected.

We may in the future be subject to legal proceedings and litigation, including intellectual property and privacy disputes, which are costly to defend and could materially and adversely affect our business results or operating and financial condition.

We may be party to lawsuits in the normal course of business. Litigation in general is often expensive and disruptive to normal business operations. We may face in the future, allegations and lawsuits that we have infringed the intellectual property and other rights of third parties, including patents, privacy, trademarks, copyrights and other rights. For example, TQP Development, LLC recently filed claims against LinkedIn, Monster Worldwide and other Internet job recruitment and software companies alleging infringement of its patent covering data encryption technology. Litigation, particularly intellectual property and class action matters, may be protracted and expensive, and the results are difficult to predict. Adverse outcomes may result in significant settlement costs or judgments, require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features.

From time to time, we may face claims against companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our solutions, any of which would have a negative effect on our business and operating results.

Our success depends in large part upon our management and key personnel. Our inability to attract and retain these individuals could materially and adversely affect our business, results of operations and financial condition.

We are highly dependent on our management and other key employees, including our founder, Executive Vice President and CEO of iHispano.com Division, Mr. Rudy Martinez and our Chief Executive Officer, Mr. Jim Kirsch. The skills, knowledge and experience of these individuals, as well as other members of our management team, are critical to the growth of our company. Our future performance will be dependent upon the continued successful service of members of our management and key employees. We do not maintain key man life insurance for any of the members of our management team or other key personnel. Competition for management in our industry is intense, and we may not be able to retain our management and key personnel or attract and retain new management and key personnel in the future, which could materially and adversely affect our business, results of operations and financial condition.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our member engagement and number of members and users could decline.

We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our websites. Our ability to maintain the number of visitors directed to our websites is not entirely within our control. Our competitors’ search engine optimization, or SEO, efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our members to use our websites, or if our competitors’ SEO efforts are more successful than ours, overall growth in our member base could slow, member engagement could decrease, and we could lose existing members. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would materially harm our business and operating results. Our platform includes connectivity across the social graph, including websites such as Facebook, Google+, LinkedIn and Twitter. If for any reason these websites discontinue or alter their current open platform policy it could have a negative impact on our user experience and our ability to compete in the same manner we do today.

Wireless communications providers may give their customers greater access to our competitors’ websites.

Wireless communications providers may provide users of mobile devices greater access to websites which compete with our websites at more favorable rates or at faster download speeds. This could have a material adverse effect on PDN’s business, operating results and financial condition. Creation of an unequal playing field in terms of Internet access could significantly benefit larger and better capitalized companies competing with us.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to increase our sales and marketing efforts and product development and acquire complementary businesses and technologies. We expect to use the proceeds from our initial public offering to make such investments and/or we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, operating results and financial condition may be materially harmed.

Risks Related to Our Common Stock

Our directors, executive officers and significant stockholders will continue to have substantial control over us after our initial public offering and could limit your ability to influence the outcome of key transactions, including changes of control.

Our directors and executive officers and their affiliated entities, in the aggregate, beneficially own 22.20% of our outstanding common stock following the completion of our initial public offering, assuming the underwriters do not exercise its option to purchase additional shares. In particular, Daniel Ladurini, who beneficially owns 33.58%, together with Mr. Kirsch, our Chairman and Chief Executive Officer and Mr. Martinez, our Executive Vice President and founder, beneficially own 55.78% of our outstanding common stock following the completion of our initial public offering, together are able to control or influence significantly all matters requiring approval by our stockholders. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and therefore will adversely affect liquidity in the trading of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and our common stock may trade below the initial public offering price.

The initial public offering price of our common stock was determined by negotiations between us and representatives of the underwriter, based on numerous factors. The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering at a price of $8.00 per share, our stock price has ranged from $4.51 to $8.20 through March 29, 2013. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including price and volume fluctuations in the stock market, including as a result of trends in the economy as a whole or relating to companies in our industry; actual or anticipated fluctuations in our revenue, operating results or key metrics, including our number of members and unique visitors; investor sentiment with respect to our competitors, our business partners, and our industry in general; announcements by us or our competitors of significant products or features, technical innovations, strategic partnerships, joint ventures or acquisitions; additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales; and other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

The securities of technology companies, especially Internet companies, have experienced wide fluctuations subsequent to their initial public offerings, including trading at prices below the initial public offering prices. Factors that could affect the price of our common stock include risk factors described in this section. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular industries or companies. For example, the capital and credit markets have been experiencing volatility and disruption for more than 12 months. Starting in September 2008, the volatility and disruption have reached extreme levels, developing into a global crisis. As a result, stock prices of a broad range of companies worldwide, whether or not they are related to financial services, have declined significantly. These market fluctuations may also have a material adverse effect on the market price of our common stock. The aggregate value of the shares of common stock offered by us is relatively small and may result in relatively low trading volumes in our common stock, making it more difficult for our stockholders to sell their shares.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

We have a small public float relative to the total number of shares of our common stock that are issued and outstanding and a substantial majority of our issued and outstanding shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers. Immediately following the consummation of our initial public offering, we had 6,318,227 shares of common stock outstanding.

All 2,625,000 shares of common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act. Upon the release of the underwriters’ lock-up from our initial public offering, expected to occur on September 4, 2013, 3,693,227 additional shares will be eligible for sale, subject in some cases to volume and other restrictions of Rule 144 under the Securities Act. Sales of substantial amounts of our common stock in the public market following the release of lock-up restrictions or otherwise, or the perception that these sales could occur, could cause the market price of our common stock to decline.

The NASDAQ Capital Market may delist our common stock from quotation on its exchange which could limit investors’ ability to trade our common stock and subject our shares to additional trading restrictions.

Our common stock trades on the NASDAQ Capital Market (“NASDAQ”).  However, we cannot assure you that our common stock will meet the continued listing requirements to be listed on NASDAQ in the future.  The continued listing standards for the NASDAQ Capital Market include, among others, a minimum bid price requirement of $1.00 per share and any of: (i) a minimum stockholders’ equity of $2.5 million; (ii) a market value of listed securities of at least $35.0 million; or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in the two of the last three fiscal years.

If, following our initial public offering, NASDAQ decides to delist our common stock from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our proposed amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	authorize our board of directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock;

•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors, and also specify requirements as to the form and content of a stockholder’s notice;

•	require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

•
provide that our directors may be removed only for cause and only by the affirmative vote of at least a majority of the total voting power of our outstanding capital stock, voting as a single class; and

•
do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock voting in any election of directors to elect all of the directors standing for election, if they should so choose).

These provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

We may invest or spend the proceeds of our initial public offering in ways with which you may not agree or in ways which may not yield a return.

We currently intend to use approximately 15% of the net proceeds of our initial public offering for sales and marketing (which, includes approximately 5% for additional payroll for additional employees in our direct sales team), 25% of the net proceeds for product development, 40% of the net proceeds for strategic acquisitions and reserve the remaining 20% of the net proceeds for future growth opportunities. From time to time, we may meet with and identify acquisition targets, and could initiate or consummate acquisitions or investments in other companies, which acquisitions or investments could be material to our business and financial condition. Our management will have considerable discretion in the application of the net proceeds and may change the proposed uses without notice. The net proceeds may be used for corporate purposes that do not increase our operating results or the market value of our securities. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may have one or more material weaknesses, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We would be required to perform the annual review and evaluation of our internal controls for the fiscal year ending December 31, 2013. However, we initially expect to qualify as a smaller reporting company and as an emerging growth company, and thus, we would be exempt from the auditors’ attestation requirement until such time as we no longer qualify as a smaller reporting company and an emerging growth company. We would no longer qualify as a smaller reporting company if the market value of our public float exceeded $75 million as of the last day of our second fiscal quarter in any fiscal year following our initial public offering. We would no longer qualify as a emerging growth company at such time as described in the risk factor immediately below.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to evaluate and correct a material weakness in internal controls needed to comply with Section 404. The material weakness relates to our being a small company with a limited number of employees which limits our ability to assert the controls related to the segregation of duties. During the evaluation and testing process, if we identify one or more additional material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

We have taken the first step towards remediating our material weakness relating to segregation of duties by hiring a Chief Financial Officer with public company reporting experience. We intend to hire additional accounting personnel prior to management’s first required review and evaluation of internal controls for the fiscal year ending December 31, 2013. The costs relating to remediating this material weakness will primarily consist of additional employment costs, which we currently do not expect to have a material adverse effect on our results of operations.

While we currently qualify as an “emerging growth company” under the JOBS Act, we will lose that status at the latest by the end of 2017, which will increase the costs and demands placed upon our management.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer,’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million on the last day of our second fiscal quarter in any fiscal year following our initial public offering, which would disqualify us as a smaller reporting company.

We are an “emerging growth company” and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies, which are companies that have a public float of less than $75 million. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will cease to be an emerging growth company at such time as described in the risk factor immediately above. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

We do not intend to pay dividends for the foreseeable future.

Following the completion of our offering, we do not intend to declare or pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

We lease approximately 4,600 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on June 30, 2015 and currently sublease our former headquarters space of approximately 1,870 square feet under a lease that expires on October 31, 2014.

We believe that our current facilities are adequate to meet our current needs. We may expand our facilities or add new facilities as we add employees and enter new geographic markets, and we believe that suitable additional or alternative space will be available as needed to accommodate ongoing operations and any such growth. However, we expect to incur additional expenses in connection with such new or expanded facilities.

ITEM 3 — LEGAL PROCEEDINGS

We are subject to legal proceedings and litigation arising in the ordinary course of business, although no such proceedings or litigation is currently pending.  We are not aware of any governmental authority contemplating any legal proceeding against us.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASDAQ Capital Market under the symbol “IPDN” since March 5, 2013. Prior to that date, there was no public trading market for our common stock. Between March 5, 2013 and March 29, 2013, the high and low sales price of our common stock on NASDAQ were $4.51 and $8.20, respectively.

Holders

As of March 29, 2013, we had 6 holders of record of our common stock.  Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to use the net proceeds from our initial public offering and our future earnings, if any, to finance the further development and expansion of our business and do not intend or expect to pay cash dividends in the foreseeable future.  Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.

Recent Sales of Unregistered Securities

As part of our reorganization, we entered into a debt exchange agreement with Ferdinando Ladurini, Daniel Ladurini and James R. Kirsch whereby our three outstanding promissory notes in the principal amounts of $1,341,676, $142,000 and $37,143 plus accrued interest owed to them, respectively, were exchanged for 168,982, 28,851 and 7,547 shares, respectively, of our common stock at the public offering price of $8.00 per share.  This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.

Use of Proceeds from Sales of Registered Securities

On March 8, 2013, we consummated our initial public offering of 2,625,000 shares of our common stock at a price to the public of $8.00 per share.  The aggregate offering price for shares sold in the offering was approximately $21 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-187081 and 333-181594), which were declared effective by the SEC on March 4, 2013 and March 7, 2013, respectively.  Aegis Capital Corp. and Merriman Capital, Inc. acted the underwriters for the offering. The net proceeds of the offering, after deducting the underwriting discounts and commissions, the underwriters’ accountable expense allowance of up to 1.5% of the gross proceeds from the sale of the firm shares and offering expenses payable by us, were approximately $18.2 million.  If the underwriters exercise their option to purchase additional shares in full, our net proceeds from the offering will be approximately $21.1 million, after deducting the underwriting discounts and commissions, the underwriters’ accountable expense allowance and offering expenses payable by us.

We currently intend to use approximately 15% of the net proceeds of the offering for sales and marketing (which includes approximately 5% for additional payroll for additional employees in our direct sales team), 25% for product development, 40% for strategic acquisitions and will reserve the remaining 20% of the net proceeds for general working capital. Although from time to time, we may engage in discussions with potential acquisition targets, we currently have no agreements or have made any commitments to pursue material acquisitions, invest in other companies or enter into any form of business arrangements with possible strategic partners. Management retains broad discretion in the allocation of the net proceeds of the offering. These expected uses of net proceeds from the offering represent our current intentions, based upon our present plans and business conditions; however, our plans and business conditions are subject to change.  It is at least reasonably possible that changes in circumstances could cause us to reallocate the funds. The amount and timing of our actual expenditures depend on numerous factors, including fluctuations in corporate hiring, economic conditions and the availability of opportunities. Accordingly, we may change the allocation of our use of these proceeds as circumstances evolve.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6— SELECTED FINANCIAL DATA

Not Required for Smaller Reporting Companies.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes to the consolidated financial statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with  our consolidated financial statements and the related notes thereto in Item 8, “Financial Statements and Supplementary Data,” in Part II of this Annual Report. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read “Special Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements used in this Annual Report.

Overview

We generate revenue through two sources – recruitment and advertising. Our principal customer in the recruitment sector has been Monster Worldwide. However, our agreement with Monster Worldwide expired on December 31, 2012, and was not renewed. On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013. Pursuant to our agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising on our websites. Our principal customer in the advertising sector is Apollo Group.

Our revenue has grown significantly since 2010.  Total revenue for the year ended December 31, 2012 was $6.2 million, representing an increase of approximately 11% over total revenue for the year ended December 31, 2011, which was $5.6 million.  2011 total revenue was approximately 27% higher than total revenue for the year ended December 31, 2010, which was $4.4 million.  Year over year net income during those periods decreased, however, to $2.4 million in 2012 from $2.7 million in 2011, which in turn was higher than net income in 2010 of $1.9 million.

We expect revenues and net income to be lower in 2013 than in prior periods, primarily as a result of the termination as of December 31, 2012 of our agreement with Monster Worldwide, pursuant to which we received fixed quarterly payments of $1 million and also as we incur expenses to implement our business strategies and to meet the requirements of being a publicly traded company.  Our agreement with LinkedIn, which became effective as of January 1, 2013, provides us with fixed quarterly payments of $500,000 compared to $1 million from Monster Worldwide.  Our agreement with LinkedIn has a term of three years, but may be terminated as early as June 30, 2013.  Accordingly, we currently expect that our recruitment revenue in 2013, and possibly in future years, may be significantly lower than in prior years.  Our agreement with LinkedIn allows us to earn commission revenue over and above the fixed quarterly payment of $500,000 if LinkedIn's revenue from its sale of our services exceeds $10 million in any calendar year as follows: we earn a 20% commission on annual sales over $10 million and less than $50 million and a 15% commission on annual sales over $50 million.  LinkedIn will report to us information about its sales of our services on a quarterly basis within 60 days of the end of each quarter.  The first quarter under our agreement with LinkedIn was completed on March 31, 2013, accordingly, we expect to have information about LinkedIn's sales of our services during that quarter by May 30, 2013.

Market Directly to Recruiters

We commenced development of an internal business plan to market diversity recruitment services to businesses directly prior to December 31, 2012 due to uncertainty of whether our agreement with Monster Worldwide would expire. Following the expiration of that agreement as of January 1, 2013, we began using certain existing employees and hired additional personnel to focus on these direct marketing activities.

We believe favorable market conditions will be necessary for us to succeed in our new relationship with LinkedIn and our direct marketing initiative. We will need lead time to develop the new sales group and it will require significant additional investments to successfully market and sell our recruiting services directly to employers and our ability to succeed is uncertain.

We have segmented the diversity recruitment market into three sectors:

•	Federal, state and local governments and companies and contractors who serve these governmental entities.

•	Small and medium sized businesses as defined by companies with less than 2,500 employees

•	Large enterprises with greater than 2,500 employees.

Our sales team will approach these markets using a combination of telephone and email marketing as well as, in some cases, personal visits to companies and or their recruitment agencies. We also plan to attend major recruitment conferences where diversity recruitment recruiters are in attendance. Our sales team will not have the ability to sell to any of the 1,000 companies that are listed on the restricted account list pursuant to our agreement with LinkedIn. The companies in such restricted accounts list are of varying sizes, operate in diverse geographical locations and conduct business in different sectors. We believe LinkedIn designated these particular companies in its restricted account list because LinkedIn has established business relationships with these companies and feels that these companies are potential purchasers of diversity recruitment services. We are permitted, however, to market and sell our products to any company that is not on such restricted account list after our exclusive agreement with Monster Worldwide expired on December 31, 2012. Our agreement with Monster Worldwide requires us to maintain the diversity-based job postings that originated from Monster Worldwide prior to December 31, 2012. We are not restricted to sell those companies any additional products or services nor are we prevented from selling those companies directly upon the end of the fulfillment period.

We have invested in our direct sales infrastructure and expect to continue to do so in the future. We have budgeted approximately 15% of the net proceeds of the offering for sales and marketing expenses, including approximately 5% for additional payroll for additional employees in our direct sales team. These costs are primarily for sales personnel and to support the sales team with tools such as client relationship management systems, personal computers and travel expenses. The sales expenses are variable and can be adjusted to meet market conditions. However, there is a risk that we will not successfully sell our products and services directly to employers at a level that supports the cost of providing those services.

We will not be able to generate any recruitment revenue unless and until we are able to market our diversity recruitment services to businesses directly, or alternatively, successfully develop our relationship with LinkedIn Corporation.

Revenue from our recruitment sector will be impacted positively and negatively by certain general macroeconomic conditions, such as the national unemployment rate. An increase in demand for employees should create market conditions favorable to recruitment companies like ourselves. Conversely, a weak employment environment should have a negative impact. We believe that our focus on diverse professionals mitigates this risk because of the social and political environment in the United States. We believe recent trends indicate an increased focus by companies on hiring diverse Americans for both compliance and business reasons. For example, as the Hispanic population grows and companies seek to conduct business with this population, we expect companies will hire aggressively within the Hispanic community, resulting in a robust demand for bilingual English/Spanish speakers and writers. Because of our specialization and focus in diversity recruitment, as opposed to general recruitment, we have not yet experienced negative pricing pressure associated with product commoditization (which is the act of making a product or service easy to obtain by making it as uniform, plentiful and affordable as possible).

On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013. Pursuant to our agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter.  This amount is half of the fixed quarterly payments we received from Monster Worldwide. Under the LinkedIn agreement, we will also earn commission for sales of our services in excess of certain thresholds. The fixed quarterly payments are payable regardless of sales volumes or any other performance metric. Although such fixed quarterly payments are significantly less than the fixed quarterly payments that we receive from Monster Worldwide, we believe that we have the potential to exceed our revenues from our previous agreement with Monster Worldwide because (i) we may earn additional commission payments with LinkedIn, if certain sales levels are achieved, and (ii) we may earn revenue by selling our services directly, as described above. Under our agreement with LinkedIn, we will receive (i) no commissions on the first $10 million of LinkedIn’s revenue from the sale of our services during each calendar year, (ii) 20% commission on LinkedIn’s revenue from the sale of our services during each calendar year that is in excess of $10 million and less than $50 million, and (iii) 15% commission on LinkedIn’s revenue from the sale of our services during each calendar year that is in excess of $50 million. However, there can be no assurance that we will meet or exceed revenues earned through Monster Worldwide in prior periods. As an example solely to illustrate the stair-step structure of our commission schedule with LinkedIn, if LinkedIn sells $60 million of our services during any calendar year, we would receive $9.5 million in commission revenue for such year, in addition to our fixed payments, because we would earn no commission revenue for the first $10 million of LinkedIn sales of our services, $8 million in commission revenue for the next $40 million of LinkedIn sales of our services and $1.5 million in commission revenue for the remaining $10 million of LinkedIn sales of our services. We will not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. Because our agreement with LinkedIn became effective on January 1, 2013, we do not expect to have information about first quarter commissions, if any, until May 30, 2013.

During the term of our agreement with LinkedIn, we may not permit any competitor of LinkedIn to resell our diversity-based recruitment services. Our agreement does not prohibit LinkedIn from selling its own or any third party’s diversity recruitment services, However, during the term of our agreement with LinkedIn and for a period of one year thereafter, we may not sell our diversity-based recruitment services, directly or indirectly, to any of the 1,000 companies on LinkedIn’s restricted account list. The companies in such restricted accounts list range are of varying sizes, operate in diverse geographical locations and conduct business in different sectors. We believe LinkedIn designated these particular companies in its restricted account list because LinkedIn has established business relationships with these companies and feels that these companies are potential purchasers of diversity recruitment services. We are permitted, however, to market and sell our products to any company that is not on such restricted account list after our exclusive agreement with Monster Worldwide expired on December 31, 2012.

The term of our agreement with LinkedIn is three years, subject to LinkedIn’s right, in its sole and absolute discretion, to terminate our agreement on the six-month anniversary of the effective date, January 1, 2013, upon not less than 30 days’ prior notice and during the fourth calendar quarter of the first and second years of the term of our agreement upon not less than 90 days’ prior notice.

If not terminated sooner, the term of our agreement with LinkedIn will automatically renew for successive one-year terms unless either party delivers a notice of non-renewal with 90 days’ prior notice. For additional information about our business arrangements with LinkedIn, please see the section entitled “Business - LinkedIn.”

Advertising.  We generate most of our advertising revenue from our exclusive advertising relationship with Apollo Group, for which we place advertising on our websites and to whose website we direct our members to help advance their education. Under our agreement with Apollo Group, we may not provide advertising services for any other institution of higher education, whether for-profit or non-profit, other than Apollo Group. Because we have an exclusivity arrangement with Apollo Group, our revenue growth in this market segment is dependent on the volume of students interested in, and the success of, Apollo Group’s University of Phoenix and their use of our websites. Please see the section entitled “Business - Advertising Revenue - University of Phoenix” for further information about our business arrangement with Apollo Group.

The majority of our advertising revenue from Apollo Group is recognized based upon fixed fees with certain minimum monthly website visits or fixed fee for revenue sharing agreements in which payment is required at the time of posting. Unless we earn additional advertising revenue from clients outside of the higher education sector, our ability to generate additional advertising revenue is limited, unless we are able to negotiate more favorable terms with Apollo Group.

We believe that we have an opportunity for long-term growth with Apollo Group. In the short term, we are focused on maintaining our relationship with Apollo Group. If our relationship with Apollo Group is discontinued, we would suffer a loss in advertising revenue in the short-term. However, in the long-term, we feel that the for-profit education market sector is large enough and competitive enough to allow us to positively adjust to the potential loss of this client because we believe our target audience of diverse professionals is highly sought after. We believe we have significant opportunities to grow our advertising revenue from clients outside of the education sector.

Cost of Growth

In the fiscal year ended December 31, 2012, we began to increase our sales and marketing, as well as, product development expenses. Such expenses will not be capitalized under our financial statements, and we do not expect to see increased revenues resulting from these investments until the first quarter of 2013 at the earliest. Therefore, as we execute our strategy to increase advertising and recruitment revenue by hiring additional personnel, expanding our marketing efforts and building a sales team, our profitability has declined and may continue to decline in the short-term. We may increase our office space to accommodate additional personnel.

Results of Operations

The following tables set forth our results of operations for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

 Comparison of the Year Ended December 31, 2012 with the Year Ended December 31, 2011

	Year Ended December 31,		December 31, 2011 to 2012 % change
	2012	2011
	(in thousands)
Revenue:
Recruitment services	$4,000	$4,000	-
Consumer advertising and consumer marketing solutions	2,154	1,569	37.3

Total revenue	6,154	5,569	10.5

Operating expenses:
Cost of services	805	817	11.2
Sales and marketing	1,483	1,022	45.1
General and administrative	1,222	723	69.7
Depreciation and amortization	113	109	4.0

Total operating expenses	3,623	2,671	39.7

Income from operations	2,531	2,898	(16.4)

Other income (expense):
Interest and other income	13	18	(25.3)
Interest expense	(172)	(170)	1.1

Other expense, net	(159)	(152)	4.1

Net income	$2,372	$2,746	17.5%

Revenue

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding). The period to period comparison of financial results is not necessarily indicative of future results.

	2012	2011
Percentage of revenue by product:
Recruitment revenue	65%	72%
Consumer advertising and consumer marketing solutions revenue	35%	28%

Total revenue was $6,154,111, an increase of $584,769, or 10.5%, for the year ended December 31, 2012 compared to $5,569,342 for the year ended December 31, 2011. Revenue from our recruitment solutions remained flat as our base fixed fee pursuant to our contract with Monster did not change from 2011 to 2012 and we did not exceed the number of applications required to receive additional revenue from Monster. Revenue from our consumer advertising and consumer marketing solutions was $2,154,111, an increase of $584,769, or 37.3%, for the year ended December 31, 2012 compared to $1,569,342 for the year ended December 31, 2011. The period over period increase was a result of three amendments to our agreements with Apollo Group; the Apollo Education to Careers Agreement that commenced in the third quarter of 2011, which resulted in additional revenue of $269,333, an agreement entered into with Apollo Group to provide advertising and promotion services for its Education to Education Affinity Networking Portal Site, which resulted in additional revenue of $150,000 and an insertion order from Apollo Group which resulted in additional revenue of $346,321 based upon the number of persons we referred to the University of Phoenix who expressed an interest in obtaining information about attending the University of Phoenix. These increases were offset by a $172,391 decrease in advertising revenue and a $8,495 decrease in partner job posting revenue. The reasons for these decreases was that we allocated additional advertising inventory to the Monster Worldwide recruitment channel, which is covered by our flat fee arrangement with Monster Worldwide, and demand for media and partner services is slightly softer in 2012 than 2011.

Operating Expenses
Cost of services expense:  Our cost of services expense for the year ended December 31, 2012 was $805,447, a decrease of $11,807, or 1.4%, as compared to $817,254 for the year ended December 31, 2011. The year over year decrease was primarily attributable to net decrease of $34,000 related to the maintenance and operation of our systems and websites consisting of computer programmer services expense decrease of $5,000 and web hosting expense increase of $47,000, both due to increased traffic and functionality for our websites, offset by a decrease in web development expense $76,000 as we brought more of those expenses in-house in 2012 and this amount is now included in salaries and wages. Offsetting the decrease in cost of services above was an increase in consulting expense related to our advertising and media services and our Apollo Group agreement which increased $71,000, and an increase in salaries and benefits of $59,000 resulting from hiring additional operations personnel in the fourth quarter of 2011 to support our revenue and traffic growth and the hiring of additional operations personnel in the second quarter of 2012. The increase in cost of services expense was offset by a $109,000 decrease in revenue sharing costs as we focused our advertising and recruitment efforts on our Monster and Apollo agreements and less on promoting partner advertising revenue.

Sales and marketing expense:  Sales and marketing expense the year ended December 31, 2012 was $1,482,556, an increase of $460,717, or 45.1%, as compared to $1,021,839 for the year ended December 31, 2011. The year over year increase consisted of $91,000 in sales and marketing salaries and benefits which resulted from hiring additional staff in the fourth quarter of 2012 to support our 2013 direct sales capabilities, a $226,000 increase in online marketing expense to generate and support lead generation and additional website traffic, an $103,000 investment in customer database management tools, $30,000 to consultants and interns to assist with data mining to clean up our customer database and $11,000 to support our commitment to the University of Phoenix for student scholarships. .

General and administrative expense:  Our general and administrative expense for the year ended December 31, 2012 were $1,222,158, an increase of $499,065, or 69.0%, as compared to $723,093 for the year ended December 31, 2011. The year over year increase in general and administrative expense was primarily due to an increase of approximately $275,000 in additional compensation payments paid to one of the members. The increase in additional compensation payments consists of $263,000 to compensate the member for additional income taxes resulting from money paid in 2010 for a condominium apartment in Miami, Florida which was primarily used by the company and an increase of $12,000 in expenses related to the condominium (please see “Agreements with Directors and Executive Officers” for further information regarding the additional compensation payments), an increase in audit and accounting fees of approximately $141,000, increases in personnel expenses of $83,000 related to the hiring of additional personnel to support our planned initial public offering and a $49,000 increase in bad debt expense as we determined the outstanding balance of certain advertising revenue invoices were uncollectible, offset by a decrease in public relations expense of $14,000 as we scaled back our press release efforts due to the IPO process and a decrease in CAM charges related to our office lease of $35,000.

Depreciation and amortization expense:  The $4,351 increase in depreciation and amortization expense for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was due to a $3,000 increase in amortization expense for additions to capitalized software related to updates and enhancements to our technology platforms and a $1,000 increase in depreciation expense related to computer equipment purchased in 2012.

Other Expenses and Income
Interest and other income:  Interest and other income for the year ended December 31, 2012 decreased $4,444, or 25.3%, to $13,096, as compared to $17,540 for the year ended December 31, 2011. The year over year decrease was attributable to a decrease in interest and dividend income on our cash balances as we have liquidated our bond investments and currently hold only one exchange traded fund and the majority of our investments are in a money market account.

Interest expense: The increase in interest expense of $1,959, or 1.15%, to $172,411 for the year ended December 31, 2012, compared to $170,452 for the year ended December 31, 2011, was attributable to an increase in accretion on the note payable to one of the note holders as the note moves closer to maturity. Interest expense includes the amortization of a discount of $70,385 and $66,259 at December 31, 2012 and 2011, respectively, for the note pursuant to which we made a principal reduction payment. Payments on the notes were $176,000 and $192,000 for the years ended of December 31, 2012 and 2011, respectively.

Critical Accounting Policies and Estimates

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting standards applicable to public companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Upon issuance of new or revised accounting standards that apply to our financial statements, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting guidelines.

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

While our significant accounting policies are more fully described in Note 3 to our financial statements included at the end of this Annual Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Accounts Receivable

Our policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. We periodically reviews our accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.

Pursuant to recent authoritative accounting guidance, we elect to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that its fair value is less than its carrying amount. If we determine that it is more likely than not that its fair value is less than its carrying amount, then we will perform the two-step goodwill impairment test. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Capitalized Technology Costs

We account for capitalized technology costs in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 350-40 Internal-Use Software, we capitalize certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are amortized over the estimated useful lives of the software assets on a straight-line basis, generally not exceeding three years.

Included in capitalized software at December 31, 2012 are internal personnel costs and external costs which were properly capitalized in accordance with SoP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and/or FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

We update our technology platform continuously, with new releases occurring approximately every 3 – 4 days. The majority of the costs incurred to create these updates are personnel costs for which we have a dedicated team of employees. A portion of the salaries & benefits for these employees are the costs that are capitalized. We continuously document all changes and enhancements made to our software platforms, track the internal hours incurred to complete such changes and enhancements and capitalize changes and enhancements that meet the criteria under SoP 98-1 or FASB Statement No. 86.

From time to time, we incur significant consulting costs and/or costs for materials that are related to major site enhancements or platform upgrades. These costs are typically 50% to 80% of our total new annual capitalized software costs. Consulting costs are also capitalized in accordance with the above pronouncements.

Revenue Recognition

Our principal sources of revenue are recruitment revenue and consumer marketing and consumer advertising revenue. Our recruitment revenue prior to January 1, 2013 was derived from our strategic partnership agreement with Monster Worldwide. Beginning as of January 1, 2013, our recruiting revenue is generated under our agreement with LinkedIn.

Consumer marketing and consumer advertising revenue is recognized either based upon a fixed fee for revenue sharing agreements in which payment is required at the time of posting, or billed based upon the number of impressions (the number of times an advertisement is displayed) recorded on the websites as specified in the customer agreement.

We apply the revenue recognition principles set forth in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” with respect to all of its revenue. Accordingly, the company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of its services has occurred, (iii) fees for services are fixed or determinable, and (iv) collectability of the sale is reasonably assured.

Fair Value Measurement

U.S. GAAP establishes a hierarchal disclosure framework which ranks the “observability” of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.

The three-level hierarchy for fair value measurement is defined as follows:

Level I — inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The type of financial instruments included in Level I include unrestricted securities, including equities and derivatives, listed in active markets. We do not adjust the quoted price for these instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

Level II — inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The type of financial instruments in this category includes less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

Level III — inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately-held entities, non-investment grade residual interests in securitizations, collateralized loan obligations, and certain over-the-counter derivatives where the fair value is based on unobservable inputs. Investments in fund of funds are generally included in this category.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to any of our fair value measurements requires judgment and considers factors specific to each relevant investment where the fair value is based on unobservable inputs.

Income Taxes

Prior to reorganization, the company was a limited liability company that elected to be taxed as a partnership. As such the company’s income or loss is required to be reported by each respective member on its separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements. Upon the consummation of our reorganization (from an Illinois limited liability company into a Delaware corporation) on March 5, 2013,  Professional Diversity Network, Inc. will be taxed a “C” Corporation in the future.  In accounting for uncertainty in income taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. The company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. Based on an evaluation of the company’s tax positions, management believes all positions taken would be upheld under an examination.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for the years ended December 31, 2012 and 2011, respectively, and is intended to supplement the more detailed discussion that follows:

Liquidity and Capital Resources	Year Ended December 31,
	2012	2011
	(in thousands)
Cash and cash equivalents	$868	$2,254
Short-term investments	251	375
Working capital	2,256	3,829

Our principal sources of liquidity are our cash and cash equivalents, marketable securities and cash generated from operations. Our payment terms for one former and one current customer are 45 and 60 days, respectively. Average days to pay are 58 and 72 days, respectively. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

The non-renewal of our agreement with Monster Worldwide will have a material impact on revenue and cash flow commencing in 2013. Under our agreement with Monster Worldwide, we have agreed to provide limited support and access to data to permit Monster Worldwide to continue to meet certain obligations to its customers in 2013. With respect to job postings that Monster sold prior to the expiration of our agreement on December 31, 2012, we are permitting Monster to maintain such postings on our websites until the earlier of (a) the date that Monster Worldwide’s obligation to maintain such posting expires or (b) December 31, 2013. In addition, we will continue to provide Monster with access to our data until December 31, 2013. We expect to incur only de minimis additional labor and de minimis additional costs, and will not receive any additional payments from Monster Worldwide subsequent to the expiration of our agreement. Additionally, as of January 1, 2013, we will be permitted to sell our products and services directly to employers, except for those identified as restricted by LinkedIn.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the next twelve months.

	Year Ended December 31
Cash Flow Data	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$2,618	$2,852
Investment activities	(230)	262
Financing activities	(3,774)	(1,772)

Net (decrease) increase in cash and cash equivalents	$(1,386)	$1,342

Cash and Cash Equivalents

The company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2012 was $2,617,770, primarily due to our increased revenue and continued operating efficiencies. The cash flow provided from operations in 2012 was due to changes in our assets and liabilities consisting of an increase in accounts receivable of $18,041, an increase in prepaid expenses of $63,982 and a decrease in accounts payable and accrued expenses of $11,946. Accounts receivable, adjusted for deferred revenue in accounts receivable, decreased approximately 2.2% in 2012 while our revenue grew 10.5%. The decrease in accounts receivable was due to lower media and advertising sales in the fourth quarter of 2012 as we channelled our fourth quarter efforts to preparing our sales team for direct sales in 2013 and our media and marketing team on testing and perfecting our new technology platform to go live on January 2, 2013, the increase in prepaid expenses consisted of prepaid business insurance, prepaid health insurance and prepaid rent while the decrease in accounts payable and accrued expenses consists of  a decrease in accrued operating expenses. We had net income in 2012 of $2,615,556 which included non-cash depreciation and amortization of $112,943 and non-cash interest and accretion added to our notes payable of $172,411 and $49,462 of bad debt expense.

Net cash provided by operating activities during the year ended December 31, 2011 was $2,851,921, primarily resulting from our increased revenue and increase in operating performance. The cash flow from operations provided in 2011 was primarily due to changes in our assets and liabilities consisting of an increase in accounts receivable of $328,000,  an increase in other assets of $5,882 and an increase in accounts payable of $126,281. Accounts receivable, adjusted for deferred revenue in accounts receivable,  increased approximately  20% in 2011 while our revenue grew 27%. The increase in accounts receivable and deferred revenue was due to our revenue growth in 2011 as compared to 2010.  We had net income in 2011 of $2,745,652 which included non-cash depreciation and amortization of $108,592, a non-cash net loss on the sale of investments of $32,588 and non-cash interest and accretion added to our notes payable of $170,452.

Net Cash Provided by/Used in Investment Activities

Net cash used in investing activities during the year ended December 31, 2012 was $230,108. The cash used in investing activities consisted of $150,796 in proceeds from the sale of investments offset by $358,247 invested in developed technology as we incurred costs to update and enhance our websites, $20,513 in purchases of property and equipment and a $2,144 increase in security deposits. Beginning the third quarter of 2012, the Company embarked on updating the technology stack of its web product platform to support emerging technologies. The new technology stack employed in V2, will completely switch over the platform to object-oriented programming that will make it easier for components of the platform to be modular, and integrate with other services as and when needed.

Net cash provided by investing activities for the year ended December 31, 2011 was $262,061.  The cash provided by investing activities consisted of an increase of $325,155 in the net proceeds from our investments in marketable securities and the release of restricted cash related to our operating lease of $45,288, offset by an increased investment of $92,658 in developed technology as we incur increased costs to update and enhance our websites and $15,724 for purchases of computer hardware.

Net Cash Used in Financing Activities

Net cash used in financing activities was $3,773,730 during the year ended December 31, 2012. The cash used in financing activities consisted of $2,900,000 in distributions to members of the company, of which $2,400,000 were distributions to cover taxes since the company was an LLC, $176,000 in payments on our notes payable to founding members of the company and $697,730 of our public offering costs, which were deferred.

Net cash used in financing activities was $1,772,192 for the year ended December 31, 2011. The cash used in financing activities for 2011 consisted of $1,553,292 in distributions to members of the company, $192,000 in principal payments on our notes payable to members of the company and $26,900 of our public offering costs, which were deferred.

 Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards that eliminated the option to report other comprehensive income in the statement of stockholders’ equity and require companies to present the components of net income and other comprehensive income as either one continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. In December 31, 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The company adopted these standards on January 1, 2012 and the adoption will not impact the company’s financial results or disclosures, but will have an impact on the presentation of comprehensive income.

In May 2011, the FASB issued amended standards to achieve common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amended standards are to be applied prospectively for interim and annual periods beginning after December 15, 2011. The company adopted these standards on January 1, 2012 and the adoption of this guidance did not have a material impact on the company’s financial position, results of operations or disclosures.

In July 2012, the FASB amended the standards for testing indefinite-lived intangible assets for impairment to guidance that is similar to the guidance for goodwill impairment testing. An entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset if an entity determines that it is more likely than not that the asset is impaired. The objective of the amendment is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. These amended standards are to be applied for fiscal years beginning after September 15, 2012, including interim periods with early adoption permitted. The company has elected to early adopt these standards for the year ending December 31, 2012. The adoption of this pronouncement did not have a material impact on the company’s financial results or disclosures.

In February 2013, the FASB issued amended standards to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the F-Pages contained herein, which include our audited consolidated financial statements and are incorporated by reference in this Item 8.

ITEM 9— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE.

None.

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Assessment of Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

We will be required to perform the annual review and evaluation of our internal controls starting for the fiscal year ending December 31, 2013. However, as an emerging growth company, we are exempt from the auditors’ attestation requirement until such time as we no longer qualify as a smaller reporting company and an emerging growth company.   We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to evaluate and correct a material weakness in internal controls needed to comply with Section 404 of the Sarbanes-Oxley Act. The material weakness relates to our being a small company with a limited number of employees which limits our ability to assert the controls related to the segregation of duties. During the evaluation and testing process, if we identify one or more additional material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

We have taken the first step towards remediating our material weakness relating to segregation of duties by hiring a Chief Financial Officer with public company reporting experience. We intend to hire additional accounting personnel prior to management’s first required review and evaluation of internal controls for the fiscal year ending December 31, 2013.  The costs relating to remediating this material weakness will primarily consist of additional employment costs, which we do not expect to have a material effect on our results of operations.

Limitations on the Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B — OTHER INFORMATION

On March 28, 2013, our board of directors authorized an increase to the compensation of Myrna Newman, our Chief Financial Officer. As a result of this increase, Ms. Newman’s annual compensation is $175,000 per year, retroactive to March 8, 2013.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

The name, age and position of each of our directors and executive officers are as follows:

Name	Age	Position
James Kirsch	52	Chief Executive Officer and Chairman of the Board
Rudy Martinez	55	Executive Vice President, CEO of iHispano.com Division
Myrna Newman	56	Chief Financial Officer and Secretary
Chad Hoersten	36	Chief Technology Officer
Daniel Sullivan	43	Chief Revenue Officer
Ayan Kishore	27	Executive Vice President – Operations and Technology
Kevin McFall	49	Executive Vice President, Head of AMightyRiver.com Division
Tandalea Mercer	35	Executive Vice President – Compliance
Daniel Marovitz	40	Director (1)
Stephen Pemberton	45	Director (1)
Barry Feierstein	52	Director (1)
Andrea Sáenz	40	Director

(1)	Member of our audit, compensation and nominating and corporate governance committees.

James Kirsch (52) has served as our Chief Executive Officer, as a member of our management board since 2008 and as the Chairman of the Board since the consummation of our initial public offering. Mr. Kirsch served as Chief Strategic Officer at AMightyRiver.com, a division of PDN from 2004 to 2008 and from 1996 to 2001 as Chief Executive Officer of eSpecialty Brands a online retail company. Previously, Mr. Kirsch served as Chief Executive Officer at iMaternity.com, the ecommerce partner of iVillage.com from 1983 to 1996 and Manager, Vice President and Chief Operating Officer at Dan Howard Industries, a vertically integrated retailer of apparel. He holds a B.S. in Economics and Political Science from University of Arizona. We believe Mr. Kirsch is a valuable asset to the board of directors because of his experience and vision in leading the company since 2008.

Rudy Martinez (55) is one of our founders, Executive Vice President and a member of our management board, and has lead our iHispano.com division since 2000. Prior to joining the company, Mr. Martinez served from 1995 to 1998 as Division President for Trilogy Consulting, a firm which specialized in Pharmaceutical and Healthcare consulting. Mr. Martinez graduated from Indiana University, Bloomington with a B.A. in Forensics and completed the Dartmouth Tuck School of Business – Building High Performance Business Program.

Myrna Newman (56) has been our Chief Financial Officer and Secretary since February 2012. Prior to joining PDN, Ms. Newman served as interim Chief Financial Officer for Jewish Vocational Services of Chicago from 2009 to 2010. From 2008 to 2009, Ms. Newman was Corporate Controller for Atlas Material Testing L.L.C., a manufacturer of weathering and material testing solutions. She served as Controller, Chief Accounting Officer and Principal Financial Officer of Motient Corporation, a wireless data communications network from April 2003 until June 2007. Prior to that, Ms. Newman was Vice President of Finance at Heads and Threads International LLC, an importer and distributor of metal fasteners. Ms. Newman is a Certified Public Accountant and received an M.B.A. from the University of Chicago Graduate School of Business and her B.S. in Accountancy from DePaul University.

Chad Hoersten (36) serves as Chief Technology Officer of PDN, a position he has held since 2008. He was the lead web developer of iHispano.com, a division of PDN, from 2004 to 2008. Mr. Hoersten served as a senior software engineer at Rockwell Automation from 1999 to 2002. Mr. Hoersten holds a B.S. in computer engineering from the University of Cincinnati.

Daniel Sullivan (43) has served as Chief Revenue Officer at Professional Diversity Network since October, 2011. Prior to joining PDN, Mr. Sullivan worked in a number of sales related roles at Monster Worldwide from January of 2000 to September of 2011. Mr. Sullivan worked as a Sales Manager with Akzo Nobel from January 1998 to January 2000. Mr. Sullivan graduated from the University of Massachusetts, Boston with a B.S. in Political Science.

Ayan Kishore (27) has served as Executive Vice President—Operations and Technology since July 2012. Prior to joining the company, Mr. Kishore served from 2009 to 2012 as the Chief Executive Officer and founder of Careerimp, a technology firm specializing in advanced web tools for jobseekers. Mr. Kishore was a business technology consultant at Deloitte Consulting from 2006 to 2008. He holds a Masters in Human-Computer Interaction (Computer Science) from Carnegie Mellon University and a B.S. in Computer Engineering from Georgia Tech.

Kevin McFall (49) is our Executive Vice President and head of our AMightyRiver.com division, and has lead AMightyRiver.com since 2010. Mr. McFall is also currently founder and practice leader at Red Clay Digital , LLC, a digital publishing consulting firm, since June 2009. We intend to employ Mr. McFall on a full-time basis prior to the commencement of the offering. Previously, Mr. McFall served as Vice President, Global Business Development and Product Strategy at Cision from December 2009-June 2011. He was co-founder and vice president of products and business development for RushmoreDrive.com, a social and vertical search business of IAC Corporation from 2007-2009. Prior to joining IAC, he directed the digital product and affiliate network programs for Zap2it.com, an entertainment news and information website that is a wholly-owned subsidiary of the Tribune Company. Mr. McFall graduated from University of Illinois at Urbana-Champaign with a B.S. in Mathematics and Computer Science.

Tandalea Mercer (35) is our Executive Vice President of Compliance, and has held this position since September 2011. Ms. Mercer is currently also Senior Manager of Diversity and Inclusion at HCL Technologies, Inc., an information and technology services company, and has held that position since October 2011. We intend to employ Ms. Mercer on a full-time basis prior to the commencement of the offering. From January 2010 to January 2011, Ms. Mercer was a diversity specialist consultant for the New York City Department of Education. Prior to that, Ms. Mercer was Senior Manager of Affirmative Action/Diversity Metrics at Verizon, a global telecommunications company. Ms. Mercer has also been an Equal Employment Opportunity Specialist at the county government of Fairfax, Virginia from 2005 to 2006 and Equal Employment Opportunity Compliance Officer at the Office of Federal Contract Compliance Programs of the U.S. Department of Labor from 2003 to 2005. Ms. Mercer earned a B.A. in Political Science and English from Delaware State University, and an M.S./M.P.A. Dual Degree in Urban Policy Analysis and Management from The New School University.

Daniel Marovitz (40) has been a director, chairman of our audit committee and a member of our compensation and nominating and corporate governance committees since the consummation of our initial public offering.  He is the founder of Buzzumi, a software platform that helps consulting and advice-based businesses operate online. From 2007 to 2011, he served as Head of Product Management and member of the board of Deutsche Bank’s Global Transaction Bank. Previously, Daniel served as Chief Information Officer for Investment Banking of Deutsche Bank and the Chief Operating Officer of technology from 2002 to 2007. Mr. Marovitz joined Deutsche Bank in 2000 as Managing Director and Chief Operating Officer of the eGCI group at Deutsche Bank. Previously, he was Vice President of Commerce at iVillage, an online women’s network from 1998 to 2000. Mr. Marovitz also worked for Gateway 2000 where he served as the head of Gateway.com from 1996 to 1998 and was the co-founder of Gateway’s Japanese subsidiary in Tokyo from 1994 to 1996. Mr. Marovitz earned a B.A. in Romance Studies and Asian Studies and graduated cum laude from Cornell University in 1994. Mr. Marovitz is an experienced operational and theoretical thought leader regarding Internet companies. We believe that as a member on our board of directors, he brings valuable advice relating to Internet activities, user experience and online marketing to the company.

Stephen Pemberton (45) has been a director, chairman of our nominating and corporate governance committee and a member of our audit and compensation committees since the consummation of our initial public offering.  In 2011, he joined Walgreen Co., a retail pharmacy company, as Divisional Vice-President and Chief Diversity Officer. From 2005 to 2010, Mr. Pemberton was Chief Diversity Officer and Vice-President of Diversity and Inclusion at Monster Worldwide.com. Mr. Pemberton received a B.A. in Political Science from Boston College in 1989. We believe Mr. Pemberton is a respected authority on diversity and inclusion matters in the workplace. We believe that as a member on our board of directors, he adds value by providing the board of directors with insight and experience he has gained from his service as a Chief Diversity Officer at two public companies.

Barry Feierstein (52) has been a director, chairman of our compensation committee and a member of our audit and nominating and corporate governance committees since the consummation of our initial public offering.  He has been employed at the University of Phoenix, an online institution of higher learning and a wholly owned subsidiary of the Apollo Group since 2010, and appointed Chief Business Operating Officer in 2011. Prior to that, he served as Executive Vice President of Sales & Marketing for Sallie Mae, a student loan service company, from December 2007 to November 2009, and Senior Vice President of Private Credit Lending at Sallie Mae from January 2007 to December 2007. Mr. Feierstein graduated with a B.A. in Economics and History from Tufts University and earned an M.B.A. from Harvard Business School. Mr. Feierstein has expertise in online marketing, with a specific concentration in online education and marketing. We believe his ability to analyze complex Internet marketing strategies, and experience in connecting education to careers is an asset to the board of directors.

Andrea Sáenz (40) has been a director since the consummation of our initial public offering. Since May 2011, she has served as Chief of Staff for the Chicago Public Schools. From August 2010 to May 2011, Ms. Sáenz was Board Resident at the U.S. Department of Education. From July 2006 to August 2010, Ms. Sáenz was executive director for the Hispanic Alliance for Career Enhancement, a nonprofit organization dedicated to the advancement of Latino professionals. Prior to holding that position, she was a fellow at the University of Pennsylvania Fels Institute of Government. Ms. Sáenz began her career at Congreso de Latinos Unidos, an organization focusing on Latino-American communities. She holds a B.A. in Latin American studies from Scripps College and a Master’s Degree in government administration from the University of Pennsylvania. We believe Ms. Sáenz is an accomplished leader in the field of professional and educational advancement with expertise in educational and career access for minorities, with particular experience in the Not-For-Profit and government sectors.

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to the consummation of our initial public offering on March 8, 2013, we did not have a class of equity securities registered pursuant to Section 12 of the Exchange Act and as a result the requirements of Section 16(a) of the Exchange Act were not applicable to our directors, executive officers and persons who own more than 10% of a class of our equity securities for our most recent fiscal year.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our corporate website at www.prodivnet.com.  Any amendment to, or waiver from, a provision of such codes of ethics will be posted on our website.

Audit Committee

Our audit committee is comprised of Mr. Marovitz, Chairman of the audit committee, Mr. Pemberton and Mr. Feierstein. We believe that the composition of our audit committee meets the independence requirements of the applicable rules of the SEC and NASDAQ.  Our board of directors has determined that Mr. Marovitz is an audit committee financial expert, as defined by the rules of the SEC.

ITEM 11 — EXECUTIVE COMPENSATION

Overview

In this section, we describe our compensation programs and policies and the material elements of compensation for the year ended December 31, 2012 for our Chairman and Chief Executive Officer, and our most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation was in excess of $100,000. Other than as disclosed below, we did not have any other employee whose compensation was such that executive compensation disclosure would be required but for the fact that they were not executive officers as of the end of the last fiscal year. We refer to the all individuals whose executive compensation is disclosed in this Annual Report as our “named executive officers.”

Our compensation committee is responsible for reviewing and evaluating the components of our compensation programs, including employee base salaries and benefit plans. The compensation committee will provide advice and recommendations to the board of directors on such matters. See “Committees of the Board of Directors — Compensation Committee” for further details on the role of the compensation committee.

Employment Agreements

We entered into employment agreements with Messrs. James Kirsch and Rudy Martinez prior to the commencement of our initial public offering. Mr. Kirsch serves as our Chief Executive Officer and Mr. Martinez serves as our Executive Vice President and CEO of our iHispano.com division, at annual base salaries of $200,000 each. Mr. Kirsch’s employment agreement is for one year and Mr. Martinez’s employment agreement is for one year, with employment on an at-will basis thereafter. The agreements also provide for a discretionary annual bonus and benefits provided to other employees. If we terminate either named executive officer without cause (as defined in the employment agreement) but not due to death or disability, the company will pay as severance continued salary for six (6) months to the terminated executive upon delivery of a release of claims against the company. No severance payment will be paid if termination is for cause or if the executive resigns. During each named executive officer’s employment and for two (2) years thereafter, each named executive officer will agree not to disclose confidential information and will be subject to restrictions on competing or interfering with our business and business relationships and soliciting the services of our employees or independent contractors. On March 28, 2013, our board of directors authorized an increase to the compensation of Myrna Newman, our Chief Financial Officer. As a result of this increase, Ms. Newman’s annual compensation is $175, 000 per year, retroactive to March 8, 2013.

Base Salary

Base salaries for our named executive officers are established based on the executive’s level of responsibility and years of experience, taking into account competitive factors. Base salaries of all employees, including executive officers, are reviewed annually and may be increased for merit reasons or due to overall company performance.

Additional Compensation Payments

Pursuant to an investment agreement entered into in 2004 (the “Investment Agreement”) by and among the company, Daniel L. Ladurini, the Daniel L. Ladurini GST Trust (“Ladurini Family Trust”), James R. Kirsch and Rudy Martinez, Mr. Kirsch received additional compensation payments equal to 30% of the principal payments made by the company under the promissory notes payable to Ferdinando Ladurini in the principal amount of $1,341,676.  The promissory notes payable to Ferdinando and the additional compensation payments described above were extinguished in connection with our initial public offering.

Equity Awards

We did not award any equity incentive compensation to any of our named executive officers in 2012, However, we expect to implement the 2013 Equity Compensation Plan in the second quarter of 2013.

Non-Equity Incentive Compensation

We did not award any non-equity incentive compensation to any of our named executive officers in 2012.

Retirement Plan and Other Benefits

We currently do not have any retirement plans or provide any other retirement benefits for our employees, except as under the 2013 equity compensation plan.

Nonqualified Deferred Compensation

None of our named executive officers participates in or has account balances in nonqualified defined contribution plans or other deferred compensation plans maintained by us.

Perquisites and Other Personal Benefits

We provide Mr. Kirsch with a car allowance of $846 per month and Mr. Martinez a car allowance of $959 per month.

Severance Benefits and Change in Control Arrangements

Except as described under “Employment Agreements” above, none of our named executive officers has any other severance benefits or change in control arrangements.

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2012 and December 31, 2011 by our Chairman and Chief Executive Officer, and our most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation was in excess of $100,000. We refer to these persons as our “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($) (1)		Total ($)
James Kirsch,	2012	$200,000	$372,993	(2)(3)	$572,993
Chairman and Chief Executive Officer	2011	200,000	98,401	(2)(3)	298,401

Rudy Martinez,	2012	200,000	17,511		217,511
Executive Vice President and CEO of iHispano.com division	2011	200,000	17,511		217,511

Dan Sullivan,	2012	150,000	1,500		151,500
Chief Revenue Officer	2011	37,500	—		37,500

(1)
Other compensation consists of: (i) car allowance in the amount of $846 per month in 2011 and 2012 for Mr. Kirsch, and in the amount of $959 per month in 2011 and 2012 for Mr. Martinez and (ii) an annual Health Savings Account contribution of $6,000 in each of 2012 and 2011 for Mr. Martinez. In 2012, Mr. Sullivan received Health Savings Account contributions of $1,500.

(2)
In 2010, Mr. Kirsch purchased a condominium apartment in Miami, Florida, which was primarily used by the company and was financed by obtaining a bank loan providing initially for interest only payments. Following the closing, the company made payments of interest on the mortgage, condominium association dues, real estate taxes, maintenance and upkeep, purchased furniture and other related expenses on the apartment (collectively, “Condominium Costs”) in the amount of $30,465 in 2011 and $46,927 in 2012. The company recorded these payments as additional compensation payments to Mr. Kirsch in the accompanying statements of comprehensive income as part of his compensation for 2011 and 2012. In 2012, the company paid $263,109 in additional compensation as a reimbursement for the additional taxes owed by Mr. Kirsch with respect to guaranteed payments related to the Miami condominium. The company has discontinued payments relating to the condominium costs prior to the closing of the offering.

(3)
For the year ended December 31, 2012, Mr. Kirsch received $52,800 in additional compensation payments, which represent 30% of the $176,000 in principal payments on our notes payable to one of the founding members of the company, as part of his compensation. For the year ended December 31, 2011, Mr. Kirsch received $57,600 in additional compensation payments, which represent 30% of the $192,000 in principal payments on our notes payable to one of the founding members of the company, as part of his compensation.

Outstanding Equity Awards at December 31, 2012

We did not have any outstanding equity awards to our named executive officers as at December 31, 2012.

Director Compensation

James Kirsch is the chairman of our board of directors. As one of our executive officers, Mr. Kirsch will not be compensated for his services as a director. We expect to compensate Messrs. Marovitz, Pemberton, Feierstein and Ms. Sáenz the following amounts for service on our board of directors:

•	an annual payment of $5,000; and

•	stipends of $1,500 and $1,000 for the chairmen of the compensation and audit committees, respectively.

At this time, we do not have a policy regarding annual grants of common stock to our non-employee directors, however, we intend to establish such a policy prior to the end of 2013.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2013:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors and prospective directors; and

•	all of our directors and executive officers as a group.

The percentage ownership information shown in the table is based upon 3,693,227 shares of common stock outstanding after giving effect to our reorganization, and the issuance of 2,625,000 shares of common stock in our initial public offering for a total of 6,318,227 shares outstanding.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable on or before that date that is 60 days after the date of this Annual Report. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise noted below, the address for each person or entity listed in the table is c/o Professional Diversity Network, 801 W. Adams Street, Suite 600, Chicago, Illinois 60667.

	Beneficial Ownership	Percentage of Shares Beneficially Owned
Beneficial Owner	Number of Shares Held	After this Offering
5% Stockholders
Daniel Ladurini (1)	2,121,559	33.58%
Directors and Named Executive Officers
James Kirsch (2)(3)	1,053,901	16.68%
Rudy Martinez	348,785	5.52%
Myrna Newman	-
Chad Hoersten	-
Daniel Sullivan	-
Kevin McFall	-
Tandalea Mercer	-
Daniel Marovitz	-
Stephen Pemberton	-
Barry Feierstein	-
Andrea Sáenz	-
All directors, prospective directors and executive officers as a group (2 persons)%		22.20%

(1)
Includes 28,851 shares that were issued pursuant to the Note Conversion (as defined in “— Equity Issuances to Directors, Executive Officers and 5% Stockholders” below, and 2,071,781 shares held by Ladurini Family Trust, for which Mr. Ladurini is Trustee. Daniel Ladurini holds voting and dispositive power over the shares held by Ladurini Family Trust. The Ladurini Family Trust has entered into option agreements (the “Ladurini Options”) with certain of our directors and officers pursuant to which such directors and officers may purchase, during a ten year exercise period, from Ladurini Family Trust up to 10% shares of our common stock, at a price per share equal to the offering price. The options are not exercisable until the expiration of the lock-up agreement entered into by Ladurini Family Trust with the underwriters in connection with our initial public offering.

(2)	Includes 7,547 shares issued pursuant to the Note Conversion.
(3)
Does not include 369,322 shares issuable pursuant to the Ladurini Options because such options are not exercisable until the expiration of the lock-up agreement entered into by Ladurini Family Trust with the underwriters in connection with our initial public offering.

Securities Authorized for Issuance under Equity Compensation Plans

As at December 31, 2012, we did not have any equity incentive plans. Prior to the consummation of our initial public offering, we adopted the 2013 Equity Compensation Plan under which we reserved 500,000 shares of our common stock for the purpose of providing equity incentives to our employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The plan provides for a maximum of 500,000 shares that could be acquired upon the exercise of a stock option or the vesting of restricted stock. The plan was approved by our stockholders prior to the consummation of our initial public offering.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The following is a summary of transactions for the past two fiscal years to which we have been a party in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2011 and December 31, 2012, and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section of this Annual Report entitled “Executive Compensation.”

Equity Issuances to Directors, Executive Officers and 5% Stockholders

We did not issue any common stock during the past two fiscal years to our directors, executive officers or holders of more than 5% of our capital stock, except in connection with the reorganization of the company from a limited liability company into a corporation.

Prior to the consummation of our initial public offering, the company effected a reorganization pursuant to which each holder of an outstanding membership interest in the predecessor limited liability company contributed to the company all of the right, title and interest in and to such holder’s entire ownership interest in the company in exchange for a proportionate number of shares of common stock of the company immediately after conversion into a Delaware corporation.

Upon consummation of our initial public offering, Ferdinando Ladurini, Daniel Ladurini and James R. Kirsch entered into a debt exchange agreement with us whereby our three outstanding promissory notes in the principal amounts of $1,341,676, $142,000 and $37,143 plus accrued interest owed to them, respectively, were exchanged for shares of common stock at a price per share equal to the offering price (the “Note Conversion”). Such shares are subject to the lock-up agreement entered into with the underwriters in connection with our initial public offering and may not be sold until the expiration of such lock-up period.

Prior to the consummation of our initial public offering, Ladurini Family Trust entered into option agreements (the “Ladurini Options”) with certain of our directors and officers pursuant to which such directors and officers may purchase, during a ten year exercise period, from Ladurini Family Trust up to 10% shares of our common stock, at a price per share equal to the offering price. The options are not exercisable until the expiration of the lock-up agreement entered into by Ladurini Family Trust with the underwriters in connection with our initial public offering.

Agreements with Directors and Executive Officers

Pursuant to the Investment Agreement, Mr. Kirsch received additional compensation payments equal to 30% of the principal payments made by the company under the promissory notes payable to Ferdinando Ladurini in the principal amount of $1,341,676. Additional compensation payments are recorded to expense in the statements of comprehensive income and are reported as income to the member of the limited liability company operating agreement, in this case, Mr. Kirsch. Prior to commencement of our initial public offering, we obtained a binding agreement from our noteholders to convert their outstanding debt into equity in connection with our reorganization and initial public offering. As part of the reorganization, such debt was converted into equity and no further payments to Mr. Kirsch will be made pursuant to the agreement.

In 2010, Mr. Kirsch purchased a condominium apartment in Miami, Florida, which was primarily used by the company and was financed by obtaining a bank loan providing initially for interest only payments. The company paid for the down payment and earnest money on the apartment in the amount of $221,679. Following the closing, the company made payments of interest on the mortgage, condominium association dues, real estate taxes, maintenance and upkeep, purchased furniture and other related expenses on the apartment (collectively, “Condominium Costs”) in the amount of $52,070 in 2010 and $30,465 in 2011. In 2012 the company paid Mr. Kirsch $263,109 in additional compensation payment to compensate Mr. Kirsch for additional income taxes resulting from the amounts paid in 2010 for the condominium apartment in Miami, Florida. The company discontinued paying the Condominium Costs prior to closing of the company’s initial public offering. Please see “Executive Compensation” for information regarding the employment agreements with, and compensation of, our executive officers.

Please see “Executive Compensation” for information regarding the employment agreements with, and compensation of, our executive officers.

On October 15, 2012, we entered into a letter of intent with Careerimp, Inc. to acquire substantially all of the assets of Careerimp on such terms and conditions as Careerimp and we may agree. The letter of intent does not create any binding obligation on us to acquire Careerimp’s assets, nor does it create any binding obligation on Careerimp to sell its assets to us. During the term of the letter of intent, Careerimp agrees not to sell its assets or business to any other party. Further, we have employed certain employees or former employees of Careerimp, including Ayan Kishore, our Executive Vice President—Operations and Technology, to integrate Careerimp’s technology platforms into our technology platform and implement, maintain and operate such technology platforms. During the term of the letter of intent, Careerimp agreed to grant us a royalty-free license to utilize its technology platforms. We or Careerimp may terminate the letter of intent upon written notice to the other if the parties have not entered into a definitive agreement for the sale and purchase of Careerimp’s assets on or before December 31, 2012; provided, however, that in such event Careerimp agrees to extend the license to Careerimp’s technology platforms for three more years for a fee of $5,000 per year. Ayan Kishore, our Executive Vice President - Operations and Technology, is an equity holder of Careerimp, Inc

Agreements with 5% Stockholders

Other than as disclosed in the section above entitled “Equity Issuances to Directors, Executive Officers and 5% Stockholders” and “Agreements with Directors and Executive Officers” there are no agreements between or among the company and any holder of more than 5% of our capital stock.

Director Independence

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our board has determined that Messrs. Marovitz, Pemberton and Feierstein and Ms. Sáenz will be “independent directors” as defined by Rule 5605(a)(2) of the Marketplace Rules of NASDAQ. We do not have any oral or written agreement with any company including, Monster Worldwide and Apollo Group, for representatives from any company to serve on our board of directors.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT AUDITORS

The audit committee retained Marcum, LLP as independent registered public accountants to audit the company’s consolidated financial statements for the fiscal year ended December 31, 2011, and for the fiscal year ending December 31, 2012.

The following table summarizes fees for professional services rendered to the company by Marcum, LLP for the fiscal years ended December 31, 2012 and 2011, respectively.

Fees:	2012	2011
Audit Fees	$97,000	$	---
Audit-Related Fees	61,500		---
Tax Fees	---		---
All Other Fees			---
Total	$158 ,500	$	---
Audit Fees.

For the fiscal years ended December 31, 2012 and 2011, the “Audit Fees” reported above were billed by Marcum, LLP for professional services rendered for the audit of the company’s annual financial statements, reviews of the company’s quarterly financial statements, and for services normally provided by the independent auditors in connection with statutory and regulatory filings and engagements.

Audit-Related Fees.

Audit related fees consist relate to the review and consent of Marcum, LLP for our Registration Statements on Form S-1.

Tax Fees.

The Company did not pay any tax related fees to Marcum, LLP in 2011 or 2012.

All Other Fees.

The Company did not pay any other fees to Marcum, LLP in 2011 or 2012.

Pre-Approval Policy and Independence

The audit committee has a policy requiring the pre-approval of all audit and permissible non-audit services provided by the company’s independent auditors.  Under the policy, the audit committee is to specifically pre-approve any recurring audit and audit-related services to be provided during the following fiscal year.  The audit committee also may generally pre-approve, up to a specified maximum amount, any nonrecurring audit and audit-related services for the following fiscal year.  All pre-approved matters must be detailed as to the particular service or category of services to be provided, whether recurring or non-recurring, and reported to the audit committee at its next scheduled meeting.  Permissible non-audit services are to be pre-approved on a case-by-case basis.  The audit committee may delegate its pre-approval authority to any of its members, provided that such member reports all pre-approval decisions to the audit committee at its next scheduled meeting.  The Company’s independent auditors and members of management are required to report periodically to the audit committee the extent of all services provided in accordance with the pre-approval policy, including the amount of fees attributable to such services.

In accordance with Section 10A of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the company is required to disclose the approval by the audit committee of the board of non-audit services performed by the company’s independent auditors.  Non-audit services are services other than those provided in connection with an audit review of the financial statements.  During the period covered by this filing, all audit-related fees, tax fees and all other fees, and the services rendered in connection with those fees, as reported in the table shown above, were approved by the company’s audit committee.

The audit committee considered the fact that Marcum, LLP has not provided non-audit services to us, which the committee determined was compatible with maintaining auditor independence.

PART IV

ITEM 15— EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.  Our audited consolidated financial statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011

Consolidated Statements of Member’s Equity for the years ended December 31 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules are omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.

3.	Exhibits

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Professional Diversity Network, Inc.

We have audited the accompanying balance sheets of Professional Diversity Network, Inc., (the “Company”) as of December 31, 2012 and 2011, and the related statements of comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Diversity Network, Inc., as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company completed an initial public offering (“IPO”) of its common stock on March 8, 2013. The Company concurrently converted its legal form of ownership into that of a c corporation from a limited liability company upon the completion of its IPO. The accompanying financial statements give retroactive effect to the recapitalization of the Company for all periods presented.

/s/ Marcum, LLP

Marcum, LLP

New York,. NY

April 1, 2013

Professional Diversity Network, Inc. BALANCE SHEETS

	December 31,
	2012	2011

Current Assets:
Cash and cash equivalents	$868,294	$2,254,431
Accounts receivable	1,923,048	1,604,470
Marketable securities, at fair value	251,349	375,156
Prepaid expense	63,982	-
Total Current Assets	3,106,673	4,234,057

Property and equipment, net	34,863	25,789
Security deposits	23,711	21,568
Deferred offering costs - initial public offering	832,240	26,900
Developed technology, net	402,890	146,146
Goodwill	635,671	635,671
Trade name	90,400	90,400
Total assets	$5,126,448	$5,180,531

Current Liabilities:
Accounts payable	$265,013	$-
Accrued Expenses	85,327	254,674
Deferred revenue	500,000	150,000
Total current liabilities	805,340	404,674

Notes payable - net of original issue discount of $138,256 and $211,225, as of December 31, 2012 and December 31, 2011, respectively	1,487,900	1,491,488
Total liabilities	2,388,240	1,896,162

Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 25,000,000 shares authorized, 3,487,847 shares issued and outstanding, as of December 31, 2012 and 2011	34,878	34,878
Additional paid-in capital	2,751,827	3,280,136
Accumulated other comprehensive income/(loss)	1,503	(30,645)
Total stockholders’ equity	2,788,208	3,284,369
Total liabilities and stockholders’ equity	$5,126,448	$5,180,531

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011
Revenues
Recruitment services	$4,000,000	$4,000,000
Consumer advertising and marketing solutions revenue	2,154,111	1,569,342
Total revenues	6,154,111	5,569,342

Costs and expenses:
Cost of services	805,447	817,254
Sales and marketing	1,482,556	1,021,839
General and administrative	1,222,158	723,093
Depreciation and amortization	112,943	108,592
Total costs and expenses	3,623,104	2,670,778
Income from operations	2,531,007	2,898,564

Other income (expense)
Interest expense	(172,411)	(170,452)
Interest and other income	13,095	17,540
Other expense, net	(159,316)	(152,912)

Net Income	$2,371,691	$2,745,652

Other comprehensive income:
Net Income	$2,371,691	$2,745,652
Unrealized gains (losses) on marketable securities	29,699	(40,128)
Reclassification adjustments for gains on marketable securities included in net income	2,449	10,987
Comprehensive income	$2,403,839	$2,716,511
Unaudited Pro Forma Income Tax Computation for Assumed Conversion to a Corporation:
Historical Net Income	$2,371,691	$2,745,652
Pro-forma Income Tax Provision	979,708	1,127,491
Pro forma Net Income	$1,391,983	$1,618,161
Unaudited Pro Forma Income Net Income per Common Share:	0.38	0.44
Basic and diluted
Shares used in computing pro forma net income per common share:
Basic and diluted	3,693,227	3,693,227

 The accompanying notes are an integral part of these financial statements

Professional Diversity Network, Inc. STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Par Value	Additional Paid In Capital	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity

January 1, 2011	3,487,847	$34,878	$2,087,776	$(1,504)	$2,121,150

Unrealized holding loss on marketable securities				(40,128)	(40,128)

Reclassification adjustments for gains on marketable securities included in net income				10,987	10,987

Distributions to members			(1,553,292)		(1,553,292)

Net income			2,745,652		2,745,652

Balance at December 31, 2011	3,487,847	34,878	3,280,136	(30,645)	3,284,369

Unrealized holding gain on marketable securities				29,699	29,699

Reclassification adjustments for gains on marketable securities included in net income				2,449	2,449

Distributions to members			(2,900,000)		(2,900,000)

Net income			2,371,691		2,371,691
Balance at December 31, 2012	3,487,847	$34,878	$2,751,827	$1,503	$2,788,208

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net Income	$2,371,691	$2,745,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	112,943	108,592
Realized loss on sale of investments, net	5,530	32,588
Amortization of discount/premium on investments	(370)	(9,525)
Provision for doubtful accounts	49,462	-
Interest added to notes payable	102,026	104,193
Accretion added to notes payable	70,385	66,259
Changes in operating assets and liabilities:
Accounts receivable	(18,041)	(328,001)
Accounts payable and accrued expenses	(11,944)	126,281
Prepaid expenses	(63,982)	5,882
Net cash provided by operating activities	2,617,700	2,851,921
Cash flows from investing activities:
Proceeds from sales of marketable securities	150,796	575,000
Purchases of marketable securities	-	(249,845)
Costs incurred to develop technology	(358,247)	(92,658)
Release of restricted cash	-	45,288
Purchases of property and equipment	(20,513)	(15,724)
Security deposits	(2,144)	-
Net cash provided by investing activities	(230,108)	262,061
Cash flows from financing activities:
Distributions to members	(2,900,000)	(1,553,292)
Repayments of notes payable	(176,000)	(192,000)
Deferred Initial public offering costs	(697,730)	(26,900)
Net cash used in financing activities	(3,773,730)	(1,772,192)
Net (decrease) increase in cash and cash equivalents	(1,386,136)	1,341,790
Cash and cash equivalents, beginning of year	2,254,431	912,641
Cash and cash equivalents, end of period	$868,295	$2,254,431
Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
Deferred IPO costs in accounts payable	$107,610	$-
Deferred revenue in accounts receivable	$500,000	$150,000

 The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. Notes to Financial Statements

1. Description of Business

Professional Diversity Network, Inc. d/b/a Professional Diversity Network (the “Company”) is a corporation organized under the laws of Delaware, originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. The Company commenced business following its acquisition of the assets, trade name, uniform resource locator (URL) and certain developed technology of iHispano.com, Inc. Aggregate consideration in this transaction amounted to $887,000, including the assumption of a note payable to one of the Company’s founding members that had an acquisition date fair value of $692,614 (Note 8). The Company recorded an aggregate of $635,671 of goodwill with respect to this transaction (Note 3). In 2004, the Company changed its name to iHispano.com, LLC and in 2012 the Company changed its name to Professional Diversity Network, LLC and on March 8, 2013 completed a recapitalization as part of an Initial Public Offering.

The Company operates an online professional networking community with career resources specifically tailored to the needs of seven different diverse cultural groups including: Women, Hispanic Americans, African Americans, Asian Americans, differently-abled, veterans, lesbians, gay, bisexual and transgender (LGBT), and students, and graduates seeking to transition from education to career. The network’s purposes, among others, are to assist its members in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect members with prospective employers. The Company’s technology platforms are integral to the operation of its business.

As of December 2011, the Company launched professional networking sites that serve diverse communities - including women (WomensCareerChannel.com), Asians (ACareers.net), lesbian, gay, bisexual and transgender (OutProNet.com), enlisted and veteran military personnel (Military2Career.com) and differently-abled (ProAble.net) professionals. These additional professional networking sites are in the very early stages of development.

2. Liquidity, Financial Condition and Management’s Plans

The Company has historically funded its operations principally from cash flows generated in its operating activities. We have been dependent on Monster Worldwide for all of our recruitment revenue pursuant to an alliance agreement that expired December 31, 2012. Because our agreement with Monster Worldwide was exclusive in so far as it prohibited us from selling our recruitment services to anyone other than Monster Worldwide, the growth the Company had been dependant on the growth of Monster Worldwide’s diversity recruitment business. We believe that by expanding on the sources of our recruitment revenue, which we intend to do by entering into non-exclusive agreements with new strategic business partners or agreements that provide for limited exclusivity, such as the one we entered into with LinkedIn Corporation in November 2012, and by increasing our sales force to commence direct sales of our products and services, we have an opportunity to provide better services to our customers and achieve revenues and margins that are greater than those achieved during the term of our agreement with Monster Worldwide. Company management anticipates that the business will continue to provide sufficient cash from operations as it relates to the ongoing conduct of its business.

The non-renewal of our agreement with Monster Worldwide will have a material impact on revenue and cash flow commencing in 2013. Under our agreement with Monster Worldwide, we have agreed to provide limited support and access to data to permit Monster Worldwide to continue to meet certain obligations to its customers in 2013. With respect to job postings that Monster sold prior to the expiration of our agreement on December 31, 2012, we are permitting Monster to maintain such postings on our websites until the earlier of (a) the date that Monster Worldwide’s obligation to maintain such posting expires or (b) December 31, 2013. In addition, we will continue to provide Monster with access to our data until December 31, 2013. We expect to incur only de minimis additional labor and de minimis additional costs, and will not receive any additional payments from Monster Worldwide subsequent to the expiration of our agreement. Additionally, as of January 1, 2013, we will be permitted to sell our products and services directly to employers, except for those identified as restricted by LinkedIn.

The Company completed an initial public offering (“IPO”) of its equity securities (Note 12). The Company incurred approximately $832,000 of offering expences through December 31, 2012 in its efforts to complete the IPO. The Company incurred approximately $400,000 of additional expenses subsequent to December 31, 2012 in connection with the IPO that were accounted for as a reduction of the offering proceeds.

As of December 31, 2012, there have been no immediate or material changes to the core operations of our business; however, we have incurred various expenses associated with our efforts to become a public company. These expenses include increases in professional fees and the hiring of additional administrative staff that are customarily associated with establishing a public company compliance structure.  We have also made investments in technologies that we need to support the evolution of our business from a fixed fee recruitment service with an exclusive source of revenue to a platform that uses social media to promote the integration of diverse groups into the workforce. We believe that the planned evolution of our business, we are launching in 2013, will enable to diversify our revenue sources and customer base over time.

We currently intend to use approximately 15% of the net proceeds of the offering for sales and marketing (which includes approximately 5% for additional payroll for additional employees in our direct sales team), 25% for product development, 40% for strategic acquisitions and will reserve the remaining 20% of the net proceeds for general working capital. Although from time to time, we may engage in discussions with potential acquisition targets, we currently have no agreements or have made any commitments to pursue material acquisitions, invest in other companies or enter into any form of business arrangements with possible strategic partners. Management retains broad discretion in the allocation of the net proceeds of the offering. These expected uses of net proceeds from the offering represent our current intentions, based upon our present plans and business conditions; however, our plans and business conditions are subject to change.  It is at least reasonably possible that changes in circumstances could cause us to reallocate the funds. The amount and timing of our actual expenditures depend on numerous factors, including fluctuations in corporate hiring, economic conditions and the availability of opportunities. Accordingly, we may change the allocation of our use of these proceeds as circumstances evolve.

3. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements for the years ended December 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas that required management to make estimates and assumption that affect the amounts and disclosures in the financial statements include revenue recognition, valuation of goodwill, trade name and URL, costs capitalized to develop technology and the Company’s estimated useful lives of assets. Actual results could differ from those estimates.

Revenue Recognition - The Company applies the revenue recognition principles set forth in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104 “Revenue Recognition” with respect to all of its revenue. Accordingly, the Company records revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of its services has occurred, (iii) fees for services are fixed or determinable, and (iv) collectability of the sale is reasonable assured.

The Company’s principal sources of revenue include certain minimum fixed fees that it earns from two distinct customers (Note 11). One contract is an annual agreement that is billed pro rata on a monthly basis. The Company uses proprietary technology to monitor the volume of members that actually apply for employment using these resources. The second contract is billed based upon fixed fees with certain minimum monthly website visits. The Company also earns advertising revenues from providing media space on its website directly to advertisers and consumer marketers. Consumer advertising clients (or their designated agents) contact us to purchase media (advertisements for their advertising campaign, goods or services) to be placed on one of our seven websites. The Company invoices the advertising client or its agent monthly for the media placed. Consumer advertising that the Company sells may be placed on one of its websites and on the website of professional organizations that it is strategic partners with. Advertisers pay the Company directly for the ads that it sells, as the Company is the primary obligor in the transaction. The Company’s strategic partners invoice the Company monthly for their share of the revenue for the advertisements that run on its partner websites and the Company records these amounts as an expense to its revenue sharing account within Cost of Services under Costs and Expenses in its Statement of Comprehensive Income. Consumer advertising may be sold by the professional organizations that the Company has strategic partnerships with, and placed on one of its websites. In this case, the Company would invoice such strategic partner directly for the advertising space and on a case by case basis, rather than a monthly basis. Advertising revenue is recognized after the advertisements have run and results have been approved by an outside service. Advance payments received from customers for advertising services are recorded as deferred revenue. Advertising revenue is recognized either based upon a fixed fee for revenue sharing agreements in which payment is required at the time of posting, or billed based upon the number of impressions recorded on the websites as specified in the customer agreement.

Advertising and Marketing Expenses - Advertising and Marketing expenses are expensed as incurred. During the years ended December 31, 2012 and 2011 the Company incurred advertising and marketing expenses of approximately $750,000 and $398,000, respectively.

Cash and Cash Equivalents - The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable - Accounts receivable represent receivables generated from licensing fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has had a low occurrence of credit losses through December 31, 2012 and therefore deemed it unnecessary to establish an allowance for doubtful accounts.

Marketable Securities - Marketable securities consist of investments in exchange traded shares designed to track the Wells Fargo Hybrid and Preferred shares index (WHPSF Financial Index). The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale, and as such, they are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net income, except for unrealized losses determined to be other-than-temporary, which are recorded as interest and other income, net. The Company had accumulated unrealized gains/(losses) of $1,503 and $(30,645) relating to investments in marketable securities for the years ended December 31, 2012 and 2011, respectively.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from 3 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the account.

With respect to accounts receivables, concentrations of credit risk are limited to two customers in the on-line employment and distance education industries (Note 11).

Income Taxes - The Company is a limited liability company and has elected to be taxed as a partnership. As such the Company’s income or loss is required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements. The Company provided the pro-forma income tax disclosures presented in the accompanying statements of comprehensive income for the years ended December 31, 2012 and 2011 to illustrate what the Company’s net income would have been had income tax expense been provided for at an effective rate of 41.01%, 40.46%, respectively.

In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. The Company recognizes interest and penalties on any unrecognized tax benefits as a component of income tax expense. Based on an evaluation of the Company’s tax positions, management believes all positions taken would be upheld under an examination. Therefore, no provision for the effects of uncertain tax positions has been recorded for the periods ended December 31, 2012 or 2011. The Company’s federal and state tax returns are potentially open to examinations for the years 2009 through 2011.

Upon the consummation of our reorganization (from an Illinois limited liability company into a Delaware corporation) on March 5, 2013, Professional Diversity Network, Inc. will be taxed a “C” Corporation in the future.

The Company periodically evaluates whether its uncertain tax positions require recognition or disclosure in the financial statements.

Capitalized Technology Costs - In accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 350-40 Internal-Use Software, the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are amortized over the estimated useful lives of the software assets on a straight-line basis, generally not exceeding three years.

Goodwill and Intangible Assets - The Company accounts for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill is evaluated for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.

Pursuant to recent authoritative accounting guidance, the Company elects to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company is not required to calculate the fair value of a reporting unit unless the Company determines that it is more likely than not that its fair value is less than its carrying amount. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. Through December 31, 2012, no impairment of goodwill has been identified.

The Company allocated a portion of the purchase of iHispano.com, Inc. to trade name and uniform resource locator. These assets have an indefinite life, and thus are not being amortized. The Company has performed its annual impairment evaluation for its other intangible assets with indefinite lives and determined that these were not impaired as of December 31, 2012. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist.

Fair Value Measurements - Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities which are carried at historical cost, which management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company uses three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions

Financial assets measured at fair value on a recurring basis are summarized below:

	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$251,349	$251,349	$-	$-

	December 31, 2011	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$375,156	$221,650	$153,506	$-

The Company considers its investments in exchange traded shares to be Level 1, and in corporate and municipal bonds to be Level 2.

Deferred Revenue - Deferred revenue includes customer deposits received prior to performing services which are recognized as revenue when revenue recognition criteria are met.

Lease Obligations - The Company leases office space under a non-cancelable operating lease with an expiration date of October 31, 2014. The operating lease agreement contained an abatement of the first three months’ rent, in the amount of $12,623, rent escalation provisions and tenant improvement allowances of $15,895, which expired in 2012. The rent abatement is considered in determining the straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. At December 31, 2012 and 2011 deferred rent amounted to $6,149 and $9,558, respectively and is recorded in accounts payable and accrued expenses in the accompanying balance sheets. Renewals are not included in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception.

On December 16, 2012 the Company entered into an operating lease agreement commencing on January 1, 2013 to lease 4,600 square feet of office space. The Company took occupancy of this space on January 2, 2013. The lease expires on June 30, 2015 and provides for monthly rent of $4,064 for the first 10 months and $6,386 per month for the remaining 20 months of the lease.

Recent Accounting Pronouncements - In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards, ASU 2011-05, that eliminated the option to report other comprehensive income in the statement of stockholders’ equity and require companies to present the components of net income and other comprehensive income as either one continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. In December 31, 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company adopted these standards on January 1, 2012 and the adoption will not impact the Company’s financial results or disclosures, the adoption of ASU 2011-05 only changed the presentation of comprehensive income.

In May 2011, the FASB issued amended standards to achieve common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amended standards are to be applied prospectively for interim and annual periods beginning after December 15, 2011 The Company adopted these standards on January 1, 2012 and the adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or disclosures.

In July 2012, the FASB amended the standards for testing indefinite-lived intangible assets for impairment to guidance that is similar to the guidance for goodwill impairment testing. An entity will have the option not to calculate annually the fair value of an indefinite-lived intangible asset if an entity determines that it is more likely than not that the asset is impaired. The objective of the amendment is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. These amended standards are to be applied for fiscal years beginning after September 15, 2012, including interim periods with early adoption permitted. The Company has elected to early adopt these standards for the year ending December 31, 2012. The adoption of this pronouncement did not have a material impact on the Company’s financial results or disclosures.

4. Marketable Securities

Investments in Marketable Securities are as follows:

	2012				2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross Unrealized Gains	Gross unrealized losses	Estimated fair value
December 31

Debt
Debt - U.S. corporate					$10,320	$665		$10,985
State and municipal					145,635		$(3,114)	142,521
Equity
Exchange traded fund	$249,846	$1,503		$251,349	249,846		(28,196)	221,650
	$249,846	$1,503		$251,349	$405,801	$665	$(30,645)	$375,156

5. Capitalized Technology

Capitalized Technology is as follows:

	December 31,
	2012	2011
Capitalized cost:
Balance, beginning of period	$376,043	$283,385
Additional capitalized cost	358,247	92,658
Balance, end of period	$734,291	$376,043
Accumulated amortization:
Balance, beginning of period	$229,897	$131,718
Provision for amortization	101,504	98,179
Balance, end of period	$331,401	$229,897
Net Capitalized Technology	$402,890	$146,146

Beginning the third quarter of 2012, the Company embarked on updating the technology stack of its web product platform to support emerging technologies. Dubbed "V2", the platform was switched over to at the end of year 2012, though the development is anticipated to continue through the first quarter of 2013. The new technology stack employed in V2, completely switch over the platform to object-oriented programming that will make it easier for components of the platform to be modular, and integrate with other services as and when needed. Further, automated testing tools are being set up on new technology stack, which will add more stability to the sites, and make it easier to identify bugs.

The front end of the V2 product platform follows responsive web design, allowing it to serve up a web experience optimized for devices of different screen sizes such as mobile phones and tablets, which is in line with the shift of internet usage to mobile. Further, the design of all the websites is being changed to simplify the user experience and makes the websites visually more modern.

Talent recruitment communities or groups on the Company’s websites are an integral product for employers to brand themselves for social diversity recruitment and build a diverse talent pool. The setup of these groups involves custom programming by software developers. V2 improves the setup process by employing a Content Management System that allows for Client Services personnel to themselves set up a group, much like setting up web pages on a blog.

V2 also unifies the different diversity sites of the Company, by tying them together with a common login and enabling a user that identifies with multiple affinities to easily change between sites they are members of. This unified experience also allows for online traffic to be driven to a single site, and then redirected automatically to the appropriate network.

6. Property and Equipment

Property and Equipment is as follows:

	December 31,
	2012	2011
Computer hardware	$64,759	$58,122
Furniture and Fixtures	19,884	19,884
Leashold improvements	13,876	---
	98,519	78,006
Less: Accumulated Depreciation	63,656	52,217
	$34,863	$25,789

Depreciation expense for the years ended December 31, 2012 and 2011 was $11,440 and $10,413 respectively, and is recorded in depreciation and amortization expense in the accompanying statements of comprehensive income.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2012	2011
Accounts payable trade	$265,013	$	---
Deferred rent	6,149		9,558
Accrued expenses	78,084		239,152
Payroll liabilities	1,094		5,964
Total accounts payable and accrued expenses	$350,340		$254,674

Included in Accounts Payable Trade at December 31, 2012 are $107,610 in Deferred IPO costs.

8. Notes Payable

Notes Payable includes three separate notes, each with identical terms payable to the three founding members of the Company. The notes bear interest at the rate of 6% per annum, with all unpaid interest and principal due on November 1, 2014. As discussed in Note 1 above, the Company assumed a note payable to one of its founding members (who has since transferred his equity interest to a family trust but retained the note) that had an acquisition date fair value of $692,614 and a face value of $1,341,676. The discount on the note is being recorded at 6.055%.

The remaining unamortized discount was $138,256 and $211,225 at December 31, 2012 and 2011, respectively. The balance on this note was $1,199,703 and $1,219,954 at December 2012 and 2011, respectively. The Company may prepay any amount of outstanding interest and principal, without a prepayment penalty. The second note payable, including accrued but unpaid interest, was $228,443 and $215,235 at December 31, 2012 and 2011, respectively. The third note payable was in the amount of $59,753 and $56,299 at December 31, 2012 and 2011, respectively. The total notes payable including accrued but unpaid interest amounted to $1,487,899 and $1,491,488 as of December 31, 2012 and 2011, respectively. Interest expense on these note obligations amounted to $172,411 and $170,452 for the years ended December 31, 2012 and 2011, respectively. Interest expense includes the amortization of the debt discount of $70,385 and $66,259 at December 31, 2012 and 2011 respectively. Payments on the notes were $176,000 and $192,000 for the years ended of December 31, 2011 and 2010, respectively.

Our promissory notes were non-convertible, however, we had an informal agreement with our founding members that the outstanding notes, including accrued but unpaid interest, would be exchanged for shares of our common stock at a price per share equal to the initial public offering price, without payment of any additional consideration. Prior to the consummation of our initial public offering, our founding members entered into a debt exchange agreement whereby our three outstanding promissory notes were exchanged in the reorganization (as described in Notes 1 and 12) for 205,380 shares of common stock at a price per share equal to the initial public offering price.

9. Commitments and Contingencies

Lease Obligations - The Company leases office space under two operating lease agreements. The first agreement expires in 2014. During the years ended December 31, 2012 and 2011 the Company incurred $43,029 and $39,712, respectively of rent expense under the first lease agreement. On January 18, 2013, we entered into a sublease agreement for our former headquarters space of approximately 1,870 square feet. On December 16, 2012 the Company entered into a second and separate operating lease agreement commencing on January 1, 2013 to lease 4,600 square feet of office space. The lease expires on June 30, 2015 and provides for monthly rent of $4,064 for the first 10 months and $6,386 per month for the remaining 20 months of the lease.

Future minimum payments under the leases at December 31, 2012 are as follows:

Year ending December 31,
2013	104,987
2014	120,259
2015	38,313
Total	$263,559

Executive Compensation - Executive compensation totaled $362,836, of which $284,400 was paid in the fourth quarter of 2012, and $88,245 for the years ended December 31, 2012 and 2011, respectively, and is recorded in general and administrative expenses in the accompanying statements of comprehensive income. Executive Compensation consists of two components: (1) a contractual component, which consists of a payment to a certain member of the Company of 30% of principal payments made to a noteholder of the Company pursuant to the Company’s investment agreement entered into in 2004 and (2) a discretionary component, which represents payments to third parties on behalf of a member of the Company in exchange for the use of certain real property. No further payments are required under component number 1 above after the completion of the initial public offering as the outstanding notes were converted into equity in connection with the initial public offering, as discussed in note 8.

10. Stockholders’ Equity

Initial Public Offering– On March 8, 2013, we consummated our initial public offering of 2,625,000 shares of our common stock at a price to the public of $8.00 per share.  The aggregate offering price for shares sold in the offering was approximately $21 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-187081 and 333-181594), which were declared effective by the SEC on March 4, 2013 and March 7, 2013, respectively.  Aegis Capital Corp. and Merriman Capital, Inc. acted the underwriters for the offering. The net proceeds of the offering, after deducting the underwriting discounts and commissions, the underwriters’ accountable expense allowance of up to 1.5% of the gross proceeds from the sale of the firm shares and offering expenses payable by us, were approximately $18.2 million.  If the underwriters exercise their option to purchase additional shares in full, our net proceeds from the offering will be approximately $21.1 million, after deducting the underwriting discounts and commissions, the underwriters’ accountable expense allowance and offering expenses payable by us.

Preferred Stock- Prior to its IPO the Company had no preferred stock issued. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that allows the company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock;

Warrant – In connection with the IPO, the Company issued a warrant for 131,250 shares of common stock to the underwriter in connection with this offering that will remain outstanding after this offering at an exercise price of $10.00 per share, equal to 125% of the initial public offering price with an expiration date of March 4, 2019.

Common Stock- Following its IPO, the Company had one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of December 31, 2012, the Company had outstanding 3,487,847 shares of common stock.

Equity Incentive Plans - As at December 31, 2012, we did not have any equity incentive plans. Prior to the consummation of our initial public offering, we adopted the 2013 Equity Compensation Plan under which we reserved 500,000 shares of our common stock for the purpose of providing equity incentives to our employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The plan provides for a maximum of 500,000 shares that could be acquired upon the exercise of a stock option or the vesting of restricted stock. The plan was approved by our stockholders prior to the consummation of our initial public offering.

Distributions to Members of the LLC–In 2012 the Company made pro rata distributions to the members of the LLC in the amount of $2,900,000 of which $2,400,000 of such payments were pro rata distributions for income taxes due by members of the LLC as the LLC has elected to be taxed as a partnership. In 2011 the Company made pro rata distributions to the members of the LLC in the amount of $1,553,292 of which $903,000 of such payments were pro rata distributions for income taxes due by members of the LLC as the LLC has elected to be taxed as a partnership.

11. Customer Concentration

The Company’s revenues are currently highly dependent on two customers, Monster and Apollo Group, and the loss of either major customer would materially and adversely affect the Company’s business, operating results and financial condition. Our agreement with Monster Worldwide, which expired on December 31, 2012, provided for an annual fixed fee of $4 million that was subject to adjustment based on certain criteria, e.g. the flat fee could have been decreased by 10% for any calendar quarter where the ratio of our job applicants to jobs posted falls below a certain threshold. The flat fee could have been increased if Monster Worldwide’s gross revenue from diversity and inclusion services (e.g., job postings, resume search services and recruitment media advertising) exceeded a certain threshold. Monster Worldwide’s gross revenue subject to the agreement was monitored through an automated daily export of views and applications related to the postings to ensure that contract minimums were met or additional fees were to be billed. Our agreement with Monster Worldwide expired on December 31, 2012 and will not be renewed. On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn Corporation (“LinkedIn”), which became effective on January 1, 2013. Our agreement with LinkedIn provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter during the term of the agreement. (This amount is half of the fixed quarterly payments we received from Monster Worldwide, which equaled $1 million per quarter.) Under the LinkedIn agreement, we will also earn commission for sales of our services by LinkedIn in excess of certain thresholds. The fixed quarterly payments are payable regardless of sales volumes or any other performance metric. If Apollo Group seeks to negotiate their agreements on terms less favorable to the Company and the Company accepts such unfavorable terms, or if the Company seeks to negotiate better terms, but is unable to do so, then the Company’s business, operating results and financial condition would be materially and adversely affected. Selected terms of the agreements are as follows:

Recruitment Revenue

Revenues from the Company’s recruitment services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. The Company’s recruitment revenue is derived from the Company’s agreement through single and multiple job postings, recruitment media, access to the Company’s resume database, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Revenue under this agreement is monitored through an automated daily export of views and applies related to the postings to ensure that contract minimums are met or additional revenue is to be billed. The contract is an annual agreement that is billed on a pro rata monthly basis.

The Company’s agreement with Monster Worldwide, expired on December 31, 2012.  On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013. Pursuant to our agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising on our websites. We expect to experience a significant decrease in revenue until such time as LinkedIn and our sales team are able to generate sufficient sales to replace the revenue previously generated by our agreement with our customer, described above.

Consumer Advertising and Consumer Marketing Solutions Revenue

The businesses and organizations that use the Company’s marketing solutions are enabled to target and reach large audiences of diverse professionals and connect to relevant services with solutions that include email marketing, social media, search engines, traffic aggregators and strategic partnerships. At December 31, 2012 and December 31, 2011, the Company recorded $0 and $150,000, respectively, of deferred revenue related to the Apollo Group’s University of Phoenix “Education to Education” Second Schedule, as defined below. Advertising revenue is recognized based upon fixed fees with certain minimum monthly website visits, a fixed fee for revenue sharing agreements in which payment is required at the time of posting, or billed based upon the number of impressions recorded on the websites as specified in the customer agreement. For the years ended December 31, 2012 and 2011, advertising revenue accounted for 35% and 28% of total revenues, respectively. The Agreement’s First Media Schedule (the “First Schedule”) was entered into on January 19, 2011 and provided for the placement of ad units and the development of a networking portal site. The First Schedule was for a period of six months at a monthly fee of $83,000, and did not require any minimum volume commitments; however, the networking portal site must be functional for no less than 99.9% of the time.

The Agreement’s Second Media Schedule (the “Second Schedule”) was entered into on September 12, 2011 and provided for the placement of ad units and the creation, administration, hosting and promotion of Co-Branded Affinity Networking Portal Sites. The Second Schedule provides an E2E and an E2C component for a total of $1,550,000 of income annually, contains two year performance audit rights, fixed monthly amounts and 99.9% site availability other than scheduled maintenance. The 99.9% site availability provision requires that the networking portal sites that we maintain for the University of Phoenix must be functional no less than 99.9% of the time in any given month, exclusive of certain pre-scheduled down times.

Under the Second Schedule, the Company provides two separate and distinct networking portal site services to the University of Phoenix: (1) the E2E Site, in which users who click on Ad Units are directed to land on either iHispano.com or AMightyRiver.com, depending on the site where the user came from and (2) the E2C Site, from which University of Phoenix students or alumni are directed to a landing page with a featured employer group.

Performance under the E2E Site with Apollo Group commenced in January 2012, at which time the Company launched the advertising and promotion of the E2E Site containing digital banners, dedicated email blasts and weekly blogs. The Company has the guaranteed Apollo Group at least 30,000 visits to the sites over a six month period or must refund any shortfall at $5.00 per visit less than 30,000 visits or extend the agreement until the 30,000 visit guarantee is reached. Site visits for the number of users are measured through an outside service which monitors the Company’s compliance with such minimum visits requirement. Total fees payable under the Second Schedule cannot exceed $150,000. The Company recognizes the lesser of (i) 1/6th of the $150,000 fee per month for each of the 6 months during the minimum measurement period of January 1, 2012 through June 30, 2012, or (ii) the cumulative number of visits through the end of such month. Revenues under the Second Schedule were being recognized at the lesser of these two amounts to ensure that revenue does not exceed actual visits or the requirement to maintain the portal for the minimum period of six months.

The Second Schedule with Apollo Group is an agreement that may be renewed annually and provides for a fixed fee of $1,400,000 annually. E2C Site users are current students or alumni of the University of Phoenix, or its affiliates, that choose to land on an Employer Group Page that is controlled and hosted by the Company for the purpose of searching job opportunities and descriptions posted by a University of Phoenix Alliance Partner. We invoice Apollo and recognize 1/12th of the contract revenue ratably over the term of the contract on the last day of the month to ensure that all performance requirements have been met. There are no guarantees or required numbers of visits under the E2C agreement. We are subject to a significantly limited performance measure that requires the E2C Site to be operational for 99.9% of the time in each month (other than for scheduled maintenance). This E2C Site was operational prior to the start of the measurement period by utilizing our preexisting platform.

On June 11, 2012, we agreed to an insertion order with Apollo Group. The insertion order provides for payment to us of up to $150,000 per month for a period of 12 months based upon the number of persons we refer to the University of Phoenix who express an interest in obtaining information about attending the University of Phoenix. There is no guaranteed payment associated with this insertion order and for the year ended December 31, 2012, the Company generated $346,000 of revenue under the insertion order.

The two customers have accounted for 96%, or approximately $5.8 million, of total gross sales with one customer representing 65% and the other representing 31% of total gross sales for the year ended December 31, 2012. The two customers have accounted for 92%, or approximately $5.1 million, of total gross sales with one customer representing 72% and the other representing 20% of total gross sales for the year ended December 31, 2011. In addition, two customers accounted for 72% or approximately $1.4 million of accounts receivable with one customer representing 52% and the other representing 20% at December 31, 2012. Two customers accounted for 92% or approximately $1.5 million of accounts receivable with one customer representing 62% and the other representing 30% at December 31, 2011.

12. Subsequent Events

Management has evaluated all subsequent events and transactions for potential recognition or disclosure through April 1, 2013, the date the financial statements were available to be issued.

Corporate Reorganization -  On March 5, 2013 we reorganized from an Illinois limited liability company to a Delaware corporation. The Delaware corporation has succeeded to the obligations of the Illinois limited liability company. The limited liability company board of managers has been dissolved and replaced with a board of directors of the corporation. The new corporation is authorized to issue up to 25,000,000 shares of $.01 par value common stock and up to 1,000,000 shares of $.01 par value preferred stock. On the date of the reorganization the Company’s members equity was converted into 3,487,847 shares of the Company’s common stock and the remaining balance was converted into additional paid in capital.

Conversion of Notes Payable to Equity – At the time of the IPO the three founding members of the Company entered into a debt exchange agreement whereby the members converted their outstanding notes plus accrued interest into shares of the Company at the $8.00 IPO price.  This transaction resulted in the Company issuing 205,380 shares in exchange for debt and accrued interest totaling approximately $1,643,000.  The recapitalization of these notes results in an increase to equity of approximately $1,643,000 and an increase in interest expense due to the accelerated accretion of the notes in the amount of approximately $138,300.  Ferdinando Ladurini, Daniel Ladurini and James R. Kirsch entered into a debt exchange agreement whereby our three promissory notes in the principal amounts of $1,341,676, $142,000 and $37,143 plus any accrued interest owed to them, respectively, were converted into LLC membership interests and exchanged for 205,380 shares of common stock at a price per share equal to the offering price. Such shares will be subject to the lock-up agreements entered into with the underwriters in connection with this offering and may not be sold until the expiration of the lock-up period thereunder.

	Members’ Equity	Common Stock	Par Value	Additional Paid In Capital	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2010	2,122,654				(1,504)	2,121,150

Recapitalization at December 31, 2010	(2,122,654)	3,487,847	34,878	2,087,776

Balance at December 31, 2010		3,487,847	34,878	2,087,776	(1,504)	2,121,150

Initial Public Offering– On March 8, 2013, the Company consummated an initial public offering of 2,625,000 shares of our common stock at a price to the public of $8.00 per share.  The aggregate offering price for shares sold in the offering was approximately $21 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-187081 and 333-181594), which were declared effective by the SEC on March 4, 2013 and March 7, 2013, respectively.  The net proceeds of the offering, after deducting the underwriting discounts and commissions, the underwriters’ accountable expense allowance of up to 1.5% of the gross proceeds from the sale of the firm shares and offering expenses payable by us, were approximately $18.2 million. We have granted the underwriters an option for a period of 45 days to purchase on the same terms and conditions as our IPO, up to an additional 393,750 shares to cover over-allotments. If the underwriters choose to exercise their option to purchase additional shares in full, our net proceeds from the offering will amount to approximately $21.1 million, after deducting the underwriting discounts and commissions, the underwriters’ accountable expense allowance and offering expenses payable by us.

Employment Agreements -  On March 5, 2013, the Company entered into two employment agreements with the Chief Executive Officer and the Chief Executive of the iHispano.com division (the “Executives”).  The agreements are for a one year period and require annual base salaries of $200,000 and an annual bonus as determined by the Compensation Committee.  In the event that either of the Executives are terminated without cause (as defined in the employment agreement) but not due to death or disability, the company will pay as severance continued salary for six (6) months to the terminated executive upon delivery of a release of claims against the company. No severance payment will be paid if termination is for cause or if the executive resigns. During each named Executive’s employment and for two (2) years thereafter, each Executive will agree not to disclose confidential information and will be subject to restrictions on competing or interfering with our business and business relationships and soliciting the services of our employees or independent contractors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2013.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ James Kirsch
James Kirsch
Chief Executive Officer

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Kirsch and Myrna Newman, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Kirsch	Chief Executive Officer and Chairman of the Board	April 1, 2013
James Kirsch	(Principal Executive Officer)

/s/ Myrna Newman	Chief Financial Officer and Secretary (Principal	April 1, 2013
Myrna Newman	Financial Officer and Principal Accounting Officer)

/s/ Daniel Marovitz	Director	April 1, 2013
Daniel Marovitz

/s/ Stephen Pemberton	Director	April 1, 2013
Stephen Pemberton

/s/ Barry Feierstein	Director	April 1, 2013
Barry Feierstein

/s/ Andrea Sáenz	Director	April 1, 2013
Andrea Sáenz

S-1

EXHIBIT INDEX TO 2012 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description of Exhibit
1.1
Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

3.2
Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

4.1
Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

4.2	Form of Underwriters’ Warrant (included in Exhibit 1.1)
10.1†
Agreement between Monster Worldwide Inc. and the registrant (incorporated herein by reference to Exhibit 10.1 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.2†
First Amendment to the Alliance Agreement between Monster Worldwide Inc. and the Registrant, dated April 18, 2008 (incorporated herein by reference to Exhibit 10.2 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.3†
Second Amendment to the Alliance Agreement between Monster Worldwide Inc. and the Registrant, dated January 31, 2009 (incorporated herein by reference to Exhibit 10.3 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.4†
Third Amendment to the Alliance Agreement between Monster Worldwide Inc. and the Registrant, dated February 2010 (incorporated herein by reference to Exhibit 10.4 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.5
Fourth Amendment to the Alliance Agreement between Monster Worldwide Inc. and the Registrant, dated September 16, 2011 (incorporated herein by reference to Exhibit 10.5 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.6
Master Services Agreement between Apollo Group and the Registrant, dated October 1, 2012, (incorporated herein by reference to Exhibit 10.6 of Amendment No. 9 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on January 16, 2013)

10.7#
Form of Employment Agreement entered into between the registrant and James Kirsch (incorporated herein by reference to Exhibit 10.7 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.8#
Form of Employment Agreement entered into between the company and Rudy Martinez(incorporated herein by reference to Exhibit 10.8 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.9
Form of Contribution and Reorganization Agreement (incorporated herein by reference to Exhibit 12 of Amendment No. 10.9 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.10
Form of Debt Exchange Agreement (incorporated herein by reference to Exhibit 10.10 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.11
Insertion Order between Apollo Group and the Registrant, dated June 11, 2012 (incorporated herein by reference to Exhibit 10.11 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.12†
Diversity Recruitment Partnership Agreement between the Registrant and LinkedIn Corporation, dated as of November 6, 2012 (incorporated herein by reference to Exhibit 10.12 of Amendment No. 9 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on January 16, 2013)

10.13
Statement of Work by and between the Registrant and Apollo Group, dated October 1, 2012 (incorporated herein by reference to Exhibit 10.13 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.14
Statement of Work by and between the Registrant and Apollo Group, dated April 1, 2013 (incorporated herein by reference to Exhibit 10.14 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

E-1

10.15#
Professional Diversity Network, Inc. 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

21	Subsidiaries of the Registrant - None.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.
#	Denotes a management contract or compensation plan or arrangement

E-2