Form 10-Q
period 2013-03-31
Professional Diversity Network, Inc.
filed 2013-05-15
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

OR

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from_____ to __________ .

Commission File Number: 001-35824

Professional Diversity Network, Inc. (Exact Name of Registrant as Specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	83-0374250 (I.R.S. Employer Identification No.)

801 W. Adams Street, Suite 600, Chicago, Illinois  60607
(address of principal executive offices) (Zip Code)

Telephone: (312) 614-0950
(Registrant’s telephone number, including area code)

 N/A
(Former name, former address and former fiscal year, if changed, since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☒     No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes     ☐      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large-accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non−accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes     ☐     No     ☒

There were 6,317,227 shares outstanding of the registrant’s common stock as of May 13, 2013.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2013

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Professional Diversity Network, Inc. CONDENSED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012

Current Assets:
Cash and cash equivalents	$20,513,060	$868,294
Accounts receivable	766,232	1,923,048
Marketable securities, at fair value	254,787	251,349
Prepaid expense	216,963	63,982
Total Current Assets	21,751,042	3,106,673

Property and equipment, net	54,104	34,863
Security deposits	23,711	23,711
Deferred offering costs - initial public offering	-	832,240
Developed technology, net	443,861	402,890
Goodwill	635,671	635,671
Trade name	90,400	90,400
Total assets	$22,998,789	$5,126,448

Current Liabilities:
Accounts payable	$301,574	$265,013
Accrued expenses	125,264	85,327
Deferred revenue	552,586	500,000
Warrant liability	304,560
Total current liabilities	1,283,984	850,340

Notes payable - members, net of original issue discount of $0 and $138,256 as of March 31, 2013 and December 31, 2012, respectively	-	1,487,900
Deferred tax liability	195,737	-

Total liabilities	1,479,721	2,338,240
Commitments and contingencies

Stockholders’ Equity
Common stock $0.01 par value, 25,000,000 shares authorized, 6,318,227 and 3,487,847 shares issued and outstanding, as of March 31, 2013 and December 31, 2012	63,182	34,878
Additional paid-in capital	21,932,761	2,751,827
Accumulated Deficit	(481,816)	-
Accumulated other comprehensive income	4,941	1,503
Total stockholders’ equity	21,519,068	2,788,208

Total liabilities and stockholders’ equity	$22,998,789	$5,126,448

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues
Recruitment services	$535,680	$1,000,000
Consumer advertising and marketing solutions revenue	384,123	514,661
Total revenues	919,803	1,514,661

Costs and expenses:
Cost of services	239,213	202,052
Sales and marketing	455,809	290,712
General and administrative	421,066	253,350
Depreciation and amortization	55,424	20,711
Gain on sale of property and equipment	(4,734)	-
Total costs and expenses	1,166,778	766,825

(Loss) income from operations	(246,975)	747,836

Other income (expense)
Interest expense	(155,137)	(45,037)
Interest and other income	5,225	3,282
Other expense, net	(149,912)	(41,755)

Change in fair value of warrant liability	110,808	---

(Loss) income before income taxes	(286,079)	706,081
Income tax expense	195,737	-
Net (loss)income	$(481,816)	$706,081

Other comprehensive income:
Net (loss) income	$(481,816)	$706,081
Unrealized gains on marketable securities	3,438	25,834
Comprehensive (loss) income	$(478,378)	$731,915

Net (Loss) Income per Common Share Basic and diluted	$(0.11)	$0.21

Shares used in computing pro forma net (loss) income per common share:
Basic and diluted	4,307,794	3,487,847

Pro-forma computation related to conversion to a C corporation upon completion of initial public offering
Historical pre-tax net (loss) income before taxes	$(286,079)	$706,081
Pro-forma income tax provision	(164,370)	292,155
Pro-forma net (loss) income	$(121,709)	413,926
Pro-forma (loss) earnings per share - basic and diluted
Weighted average number of shares outstanding	4,307,794	3,487,847

Unaudited Pro-Forma (Loss) earnings per share	$(0.03)	$0.12

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid In Capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity

Balance at December 31, 2012	3,487,847	$34,878	$2,751,827		$1,503	$2,788,208
Conversion of debt to equity	205,380	2,054	1,640,982			1,643,036

Net proceeds from initial public offering	2,625,000	26,250	17,739,952			17,766,202

Unrealized holding gain on marketable securities					3,438	3,438

Distributions to members			(200,000)			(200,000)

Net loss				$(481,816)		(481,816)
Balance at March 31, 2013	6,318,227	$63,182	$21,932,761	$(481,816)	$4,941	$21,519,068

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(481,816)	$706,081
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	55,424	20,710
Deferred tax expense	195,737	-
Change in fair value of warrant liability	(110,808)	-
Realized loss on sale of investments, net	-	588
Gain on sale of property and equipment	(4,734)	-
Interest added to notes payable	16,881	27,837
Accretion of interest on notes payable	138,256	17,200
Changes in operating assets and liabilities:
Accounts receivable	1,209,402	158,986
Accounts payable	(4,258)	311,805
Accrued expenses	39,937	(82,825)
Prepaid expenses	(152,981)	-
Deferred income	-	(75,000)
Net cash provided by operating activities	901,040	1,085,382

Cash flows from investing activities:
Costs incurred to develop technology	(92,466)	(19,089)
Sale of property and equipment	6,203	-
Purchases of property and equipment	(24,639)	-
Net cash used in investing activities	(110,902)	(19,089)

Cash flows from financing activities:
Distributions to members	(200,000)	(893,333)
Proceeds from IPO, net of offering costs	19,474,565	-
Repayments of notes payable		(48,000)
Deferred IPO costs	(419,937)	(267,773)
Net cash provided by (used in) financing activities	18,854,628	(1,209,106)

Net increase (decrease) in cash and cash equivalents	19,644,766	(142,813)
Cash and cash equivalents, beginning of year	868,294	2,254,431
Cash and cash equivalents, end of period	$20,513,060	$2,111,618

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
IPO costs in accounts payable	$40,819	$-
Deferred revenue in accounts receivable	$52,586	$-
Conversion of notes payable to equity	$1,643,037	$-
Reduction of additional paid-in capital for deferred initial public offering costs	$1,292,996	$-
Fair value of warrant liabilities	$415,368	$-

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

1. Description of Business

Professional Diversity Network, Inc. (the “Company,” “Professional Diversity Network,” “we,” “our” and “us”) is a corporation organized under the laws of Delaware, originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. The Company operates an online professional networking community with career resources specifically tailored to the needs of seven different diverse cultural groups including: Women, Hispanic Americans, African Americans, Asian Americans, differently-abled, veterans, lesbians, gay, bisexual and transgender (LGBT), and students, and graduates seeking to transition from education to career. The network’s purposes, among others, are to assist its members in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect members with prospective employers. The Company’s technology platforms are integral to the operation of its business.

2. Liquidity, Financial Condition and Management’s Plans

The Company has historically funded its operations principally from cash flows generated in its operating activities. We had been dependent on Monster Worldwide for all of our recruitment revenue pursuant to an alliance agreement that expired December 31, 2012. Because our agreement with Monster Worldwide was exclusive in so far as it prohibited us from selling our recruitment services to anyone other than Monster Worldwide, the growth of the Company had been dependent on the growth of Monster Worldwide’s diversity recruitment business. We believe that by expanding on the sources of our recruitment revenue, which we have begun to do by entering into non-exclusive agreements with new strategic business partners or agreements that provide for limited exclusivity, such as the one we entered into with LinkedIn Corporation (“LinkedIn”) in November 2012, and by increasing our sales force to commence direct sales of our products and services, we have an opportunity to provide better services to our customers and achieve revenues and margins that are greater than those achieved during the term of our agreement with Monster Worldwide.

The non-renewal of our agreement with Monster Worldwide had a material impact on revenue and operating cash flow. Under our agreement with Monster Worldwide, we have agreed to provide limited support and access to data to permit Monster Worldwide to continue to meet certain obligations to its customers in 2013. With respect to job postings that Monster sold prior to the expiration of our agreement on December 31, 2012, we are permitting Monster to maintain such postings on our websites until the earlier of (a) the date that Monster Worldwide’s obligation to maintain such posting expires or (b) December 31, 2013. In addition, we will continue to provide Monster with access to our data until December 31, 2013. We do not expect the job postings that Monster Worldwide sold prior to the expiration of our agreement to remain posted on our websites through December 31, 2013 and we and Monster Worldwide may agree to remove the vast majority of such job postings from our websites on or around June 30, 2013. We have incurred and expect to continue to incur only de minimis additional labor and costs, and will not receive any additional payments from Monster Worldwide subsequent to the expiration of our agreement. Additionally, as of January 1, 2013, we have begun to sell our products and services directly to employers, except for those identified as restricted by LinkedIn.

The Company completed an initial public offering (“IPO”) of its equity securities (Note 11) on March 8, 2013 and received $19,474,565 in proceeds net of offering costs. The Company incurred approximately $1.3 million of IPO expenses through March 31, 2013 in its efforts to complete the IPO. Expenses incurred in connection with the IPO were accounted for as a reduction of the offering proceeds.

As of March 31, 2013, there have been no immediate or material changes to the core operations of our business; however, we have incurred various expenses associated with becoming a public company. These expenses include increases in professional fees and the hiring of additional administrative staff that are customarily associated with establishing a public company compliance structure.  We have also made investments in technologies that we need to support the evolution of our business from a fixed fee recruitment service with an exclusive source of revenue to a platform that uses social media to promote the integration of diverse groups into the workforce. We believe that the planned evolution of our business, launched in 2013, will enable to diversify our revenue sources and customer base over time.

3. Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements as of March 31, 2013 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed balance sheet as of March 31, 2013, condensed statements of comprehensive (loss) income, condensed statements of cash flows  for the three months ended March 31, 2013 and 2012, and the condensed statements of stockholders’ equity for the three months ended March 31, 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013 or for any future interim period. The condensed balance sheet at December 31, 2013 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 1, 2013.

Accounting Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas that required management to make estimates and assumption that affect the amounts and disclosures in the financial statements include revenue recognition, valuation of goodwill, trade name and URL, costs capitalized to develop technology and the Company’s estimated useful lives of assets. Actual results could differ from those estimates.

Significant Accounting Policies - Other than as described in this Note 3, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on April 1, 2013.

Advertising and Marketing Expenses - Advertising and Marketing expenses are expensed as incurred. For the three months ended March 31, 2013 and 2012 the Company incurred advertising and marketing expenses of approximately $157,000 and $107,000, respectively.

Income Taxes – As a result of the Company’s completion of its IPO, the Company’s results of operations are taxed as a C Corporation. Prior to the IPO, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed financial statements for periods prior to March 31, 2013.

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the IPO. This resulted in a net deferred tax expense of $195,737 being recognized and included in the tax provision for the three and nine months ended March 31, 2013. The tax expense was determined using an effective tax rate of 40.6% for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to March 31, 2013.

The unaudited pro forma computation of income tax expense (benefit) included in the condensed statements of comprehensive income (loss), represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced. The following table provides a breakdown of the Company’s net deferred tax liability as of March 31, 2013:

Net Operating Loss	$92,188
Goodwill and trade name	(85,872)
Developed technology	(180,100)
Property and equipment	(21,953)
$(195,737)

Fair Value of Financial Assets and Liabilities- Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities which are carried at historical cost, which management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions

Financial assets measured at fair value on a recurring basis are summarized below:
	March 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities	$254,787	$254,787	$-	$-

Liabilities:
Fair value of warrant obligations (Note 10)	$304,560	$-	$-	$304,560

	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$251,349	$251,349	$-	$-

The Company considers its investments in exchange traded shares to be Level 1.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, who report to the Chief Financial Officer, determine its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department and are approved by the Chief Financial Officer.

Level 3 Valuation Techniques:

Level 3 financial liabilities consist of warrant liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company uses the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “(Loss) gain due to change in fair value of derivative instruments” in the Company’s condensed consolidated statements of operations.

As of March 31, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Net (Loss) Earnings per Share - The Company computes basic net (loss) earnings per share by dividing net (loss) earnings per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net (loss) income per share for the three months ended March 31, 2013 and 2012, excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02-Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income.  Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2013-05 and ASU 2013-12.  ASU 2013-02 is effective for reporting periods beginning after December 15, 2012.  The Company adopted ASU 2013-02 effective January 1, 2013 and the adoption did not have an impact on the quarterly financials but may have an impact in future periods.

	2013	2012
Warrants to purchase common stock	131,250	---

4. Marketable Securities

Investments in Marketable Securities are as follows:

	March 31, 2013				December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross Unrealized Gains	Gross unrealized losses	Estimated fair value

Equity
Exchange traded fund	$249,846	$4,941	-	$254,787	$249,846	$1,503	-	$251,349

5. Capitalized Technology

Capitalized Technology is as follows:

	March 31, 2013	December 31, 2012
Capitalized cost:
Balance, beginning of period	$734,291	$376,044
Additional capitalized cost	92,466	358,247
Balance, end of period	$826,757	$734,291

Accumulated amortization:
Balance, beginning of period	$331,401	$229,897
Provision for amortization	51,495	101,504
Balance, end of period	$382,896	$331,401
Net Capitalized Technology	$443,861	$402,890

Beginning the third quarter of 2012, the Company embarked on updating the technology stack of its web product platform to support emerging technologies. Dubbed "V2", the platform was switched over to at the end of year 2012, though the development continued through the first quarter of 2013.

The new technology stack employed in V2, completely switched over the platform to object-oriented programming that will make it easier for components of the platform to be modular, and integrate with other services as and when needed. Further, automated testing tools are being set up on new technology stack, which will add more stability to the sites, and make it easier to identify bugs.

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

6. Property and Equipment

Property and Equipment is as follows:

	March 31, 2013	December 31, 2012
Computer hardware	$64,759	$64,759
Furniture and Fixtures	24,880	19,884
Leasehold improvements	18,171	13,876
	107,810	98,519
Less: Accumulated Depreciation	53,706	63,656
	$54,104	$34,863

Depreciation expense for the three months ended March 31, 2013 and 2012 was $3,929 and $3,000 respectively, and is recorded in depreciation and amortization expense in the accompanying condensed statements of comprehensive  (loss) income.

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012
Deferred rent	$10,082	$6,149
Accrued expenses	115,080	78,084
Payroll liabilities	102	1,094
Total accrued expenses	$125,264	$85,327

8. Notes Payable

As of March 31, 2013, no notes payable are outstanding.  As part of our reorganization in connection with our initial public offering, we entered into a debt exchange agreement with the three founders of the Company, whereby three outstanding promissory notes in the principal amounts of $1,341,676, $142,000 and $37,143 plus accrued interest owed to them, respectively, were exchanged for 168,982, 28,851 and 7,547 shares of common stock, respectively, at a price per share equal to the initial public offering price, which was $8.00 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

At December 31, 2012, Notes Payable included the three notes described above. The interest rate on the notes was 6% per annum, with all unpaid interest and principal due on November 1, 2014. The Company assumed one of such notes payable at an acquisition date fair value of $692,614 and a face value of $1,341,676. The discount on the note was recorded at 6.055%.

The remaining unamortized discount was $0 and $138,256 at March 31, 2013 and December 31, 2012, respectively. The balance on this note was $0 and $1,199,703 at March 31, 2013 and December 31, 2012, respectively. The second note payable, including accrued but unpaid interest, was $0 and $228,443 at March 31, 2013 and December 31, 2012, respectively. The third note payable was in the amount of $0 and $59,753 at March 31, 2013 and December 31, 2012, respectively. The total notes payable including accrued but unpaid interest amounted to $0 and $1,487,899 as of March 31, 2013 and December 31, 2012, respectively. Interest expense on these note obligations amounted to $155,137 and $45,037 for the three months ended March 31, 2013 and 2012, respectively. Interest expense includes the amortization of the debt discount of $138,256 and $17,200 for the three months ended March 31, 2013 and 2012, respectively. Payments on the notes were $0 and $48,000 for the three months ended March 31, 2013 and 2012, respectively.

9. Commitments and Contingencies

Lease Obligations - The Company leases office space under two operating lease agreements. The first agreement expires in 2014. During the three months ended March 31, 2013 and 2012 the Company incurred $14,880 and $10,480, respectively of rent expense under the first lease agreement and is included in general and administrative expense in the Condensed Statements of Comprehensive (Loss) Income. On January 18, 2013, we entered into a sublease agreement for our former headquarters space of approximately 1,870 square feet. The sublease provides $3,000 per month rent, expires on October 31, 2013 and $ amount is included in general and administrative expense in the Condensed Statements of Comprehensive (Loss) Income. On December 16, 2012 the Company entered into a second and separate operating lease agreement commencing on January 1, 2013 to lease 4,600 square feet of office space. The lease expires on June 30, 2015 and provides for monthly rent of $4,064 for the first 10 months and $6,386 per month for the remaining 20 months of the lease. During the three months ended March 31, 2013 the Company incurred $11,610 of rent expense under the first lease agreement and is included in general and administrative expense in the Condensed Statements of Comprehensive (Loss) Income.

Future minimum payments under the leases at March 31, 2013 are as follows:

Year ending December 31,
2013 (remaining 9 months)	$79,940
2014	120,259
2015	38,313
Total	$238,512

10. Warrant Liability

The common stock purchase warrants issued to the underwriters in the Company’s IPO in March 2013 have certain cash settlement features that require them to be recorded as liability instruments. At issuance, a portion of the proceeds from the IPO were allocated to the value of the warrant and recorded as an offering cost, reducing the proceeds from the IPO. Accordingly, as a liability the warrant obligations are adjusted to fair value at the end of each reporting period with the change in value reported in the statement of operations. Such fair values were estimated using the Black-Scholes valuation model. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants.

The warrant liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	March 31, 2013	March 4, 2013
Expected life	5.88 years	6.00 years
Risk-free interest rate	0.86%	0.86%
Dividend yield	0.00%	0.00%
Volatility	48%	48%
Warrants outstanding	131,250	131,250
Fair value of warrants	$304,560	$415,368

The fair value of the warrant liability decreased to $304,560 at March 31, 2013 from $415,368 at March 4, 2013. Accordingly, the Company decreased the warrant liability by $110,808 to reflect the change in fair value at March 31, 2013. This amount is included as a change in the fair value of warrant instruments in the accompanying condensed statement of operations for the three months ended March 31, 2013. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Beginning balance	$--
Initial warrant valuation	(415,368)
Net unrealized gain	110,808
Ending balance	$(304,560)

11. Stockholders’ Equity

Initial Public Offering– On March 8, 2013, we consummated our initial public offering of 2,625,000 shares of our common stock at a price to the public of $8.00 per share.  The aggregate offering price for shares sold in the offering was $21 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-187081 and 333-181594), which were declared effective by the SEC on March 4, 2013 and March 7, 2013, respectively.  Aegis Capital Corp. and Merriman Capital, Inc. acted the underwriters for the offering. The net proceeds of the offering, after deducting the underwriting discounts and commissions, the underwriters’ accountable expense allowance of up to 1.5% of the gross proceeds from the sale of the firm shares and offering expenses payable by us, were approximately $18.2 million.

Preferred Stock-  The Company has no preferred stock issued. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that allows the company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock;

Warrant – In connection with the IPO, the Company issued a warrant for 131,250 shares of common stock to the underwriter in connection with this offering that will remain outstanding after this offering at an exercise price of $10.00 per share, equal to 125% of the initial public offering price with an expiration date of March 4, 2019.

Common Stock- Following its IPO, the Company had one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of March 31, 2013, the Company had outstanding 6,318,227 shares of common stock.

Equity Incentive Plans- Prior to the consummation of our initial public offering, we adopted the 2013 Equity Compensation Plan under which we reserved 500,000 shares of our common stock for the purpose of providing equity incentives to our employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The plan provides for a maximum of 500,000 shares that could be acquired upon the exercise of a stock option or the vesting of restricted stock. The plan was approved by our stockholders prior to the consummation of our initial public offering.

Distributions to Members of the LLC- In 2013, prior to the reorganization on March 5, 2013, the Company made pro rata distributions to the members of the LLC in the amount of $200,000.

12. Customer Concentration

The Company’s revenues are currently highly dependent on two customers, LinkedIn and Apollo Group, and the loss of either major customer would materially and adversely affect the Company’s business, operating results and financial condition. Our agreement with LinkedIn, which became effective January 1, 2013, provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter during the term of the agreement. (This amount is half of the fixed quarterly payments we received from Monster Worldwide, which equaled $1 million per quarter.) Under the LinkedIn agreement, we will also earn commission for sales of our services by LinkedIn in excess of certain thresholds. The fixed quarterly payments are payable regardless of sales volumes or any other performance metric. If Apollo Group seeks to negotiate their agreements on terms less favorable to the Company and the Company accepts such unfavorable terms, or if the Company seeks to negotiate better terms, but is unable to do so, then the Company’s business, operating results and financial condition would be materially and adversely affected. Our agreement with Monster Worldwide, which expired on December 31, 2012, provided for an annual fixed fee of $4 million that was subject to adjustment based on certain criteria, e.g. the flat fee could have been decreased by 10% for any calendar quarter where the ratio of our job applicants to jobs posted falls below a certain threshold. The flat fee could have been increased if Monster Worldwide’s gross revenue from diversity and inclusion services (e.g., job postings, resume search services and recruitment media advertising) exceeded a certain threshold. Monster Worldwide’s gross revenue subject to the agreement was monitored through an automated daily export of views and applications related to the postings to ensure that contract minimums were met or additional fees were to be billed.

Recruitment Revenue

Revenues from the Company’s recruitment services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed and determinable and collectability is probable. The Company’s recruitment revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, access to the Company’s resume database, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services.

On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013. Pursuant to our agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter.  Under the LinkedIn agreement, we will also earn commission for sales of our services in excess of certain thresholds. The fixed quarterly payments are payable regardless of sales volumes or any other performance metric. We may earn additional commission payments with LinkedIn, (i) if certain sales levels are achieved, and (ii) we may earn revenue by selling our services directly, as described above. Under our agreement with LinkedIn, we will receive (i) no commissions on the first $10 million of LinkedIn’s revenue from the sale of our services during each calendar year, (ii) 20% commission on LinkedIn’s revenue from the sale of our services during each calendar year that is in excess of $10 million and less than $50 million, and (iii) 15% commission on LinkedIn’s revenue from the sale of our services during each calendar year that is in excess of $50 million. As an example solely to illustrate the stair-step structure of our commission schedule with LinkedIn, if LinkedIn sells $60 million of our services during any calendar year, we would receive $9.5 million in commission revenue for such year, in addition to our fixed payments, because we would earn no commission revenue for the first $10 million of LinkedIn sales of our services, $8 million in commission revenue for the next $40 million of LinkedIn sales of our services and $1.5 million in commission revenue for the remaining $10 million of LinkedIn sales of our services. We will not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter.

Consumer Advertising and Consumer Marketing Solutions Revenue

The businesses and organizations that use the Company’s marketing solutions are enabled to target and reach large audiences of diverse professionals and connect to relevant services with solutions that include email marketing, social media, search engines, traffic aggregators and strategic partnerships. Advertising revenue is recognized based upon fixed fees with certain minimum monthly website visits, a fixed fee for revenue sharing agreements in which payment is required at the time of posting, billed based upon the number of impressions recorded on the websites as specified in the customer agreement or through our agreements with Apollo Group.

Performance under the E2E Site with Apollo Group commenced in January 2012, at which time the Company launched the advertising and promotion of the E2E Site containing digital banners, dedicated email blasts and weekly blogs. The Company has the guaranteed Apollo Group at least 30,000 visits to the sites over a six month period or must refund any shortfall at $5.00 per visit less than 30,000 visits or extend the agreement until the 30,000 visit guarantee is reached. Site visits for the number of users are measured through an outside service which monitors the Company’s compliance with such minimum visits requirement. Total fees payable under the Second Schedule may not exceed $150,000. The Company recognizes the lesser of (i) 1/6th of the $150,000 fee per month for each of the 6 months during the minimum measurement period of January 1, 2012 through June 30, 2012, or (ii) the cumulative number of visits through the end of such month. Revenues under the Second Schedule were being recognized at the lesser of these two amounts to ensure that revenue does not exceed actual visits or the requirement to maintain the portal for the minimum period of six months. The Company recognized revenue under this agreement of $0 and $75,000 during the three months ended March 31, 2013 and 2012, respectively.

On June 11, 2012, we agreed to an insertion order with Apollo Group that replaces the January, 2012 EZE Schedule. The insertion order provides for payment to us of up to $150,000 per month for a period of 12 months based upon the number of persons we refer to the University of Phoenix who express an interest in obtaining information about attending the University of Phoenix. There is no guaranteed payment associated with this insertion order and for the three months ended March 31, 2013 and the year ended December 31, 2012, the Company generated $4,125 and $346,000 of revenue under the insertion order.

Our Second Schedule with Apollo Group is an agreement that may be renewed annually and provides for a fixed fee of $1,400,000 annually. E2C Site users are current students or alumni of the University of Phoenix, or its affiliates, that choose to land on an Employer Group Page that is controlled and hosted by the Company for the purpose of searching job opportunities and descriptions posted by a University of Phoenix Alliance Partner. We invoice Apollo and recognize 1/12th of the contract revenue ratably over the term of the contract on the last day of the month to ensure that all performance requirements have been met. There are no guarantees or required numbers of visits under the E2C agreement. We are subject to a significantly limited performance measure that requires the E2C Site to be operational for 99.9% of the time in each month (other than for scheduled maintenance). This E2C Site was operational prior to the start of the measurement period by utilizing our preexisting platform. The Company recognized revenue under this agreement in the amounts of $350,000 during each of the three months ended March 31, 2013 and 2012.

Two customers accounted for 93%, or approximately $854,000, of total gross sales with one customer representing 54% and the other representing 39% of total gross sales for the three months ended March 31, 2013. Two customers accounted for 94%, or approximately $1,400,000, of total gross sales with one customer representing 66% and the other representing 28% of total gross sales for the three months ended March 31, 2012. Two customers accounted for 90% or approximately $687,000 of accounts receivable with one customer representing 44% and the other representing 46% at March 31, 2013. In addition, two customers accounted for 72% or approximately $1,400,000  of accounts receivable with one customer representing 52% and the other representing 20% at December 31, 2012 .

13. Subsequent Events

On April 29, 2013, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1 million of its outstanding common stock. The repurchases under the program will be made from time to time over a six month period at prevailing market prices in open market or privately negotiated transactions, depending upon market conditions. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be held in treasury. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at its discretion.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited  Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report. This section and other parts of this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our future results of operations and financial position, business strategy and plans and our objectives for future operations. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Such risks and uncertainties include, among others, those discussed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as filed with the SEC on April 1, 2013 , as well as in our condensed financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the Securities and Exchange Commission, or the SEC. These factors could cause actual results to differ materially from the results anticipated by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time.  It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements in this Quarterly Report speak only as of the date they were made. We do not intend, and undertake no obligation, to update any of our forward-looking statements to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless we specify otherwise, all references in this Quarterly Report to “Professional Diversity Network,” “we,” “our,” “us” and the “Company” refer to Professional Diversity Network, LLC d/b/a iHispano.com prior to the consummation of our reorganization (from an Illinois limited liability company into a Delaware corporation) on March 5, 2013, and Professional Diversity Network, Inc. after our reorganization.

For purposes of this Quarterly Report, unless the context clearly dictates otherwise, all references to “professional(s)” means any person interested in the company’s websites presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. The Company does not impose any selective or qualification criteria on membership and the term “professional(s)” as used in this Quarterly Report should be interpreted accordingly. In addition, the Company does not verify that any member of a particular Company website qualifies as a member of the ethnic, cultural or other group identified by that website. References to “user(s)” means any person who visits one or more of our websites and “our member(s)” means an individual user who has created a member profile on that website as of the date of measurement. If a member is inactive for 24 months then such person will be automatically de-registered from our database. The term “diverse” (or “diversity”) is used throughout this Annual Report to include communities that are distinct based on a wide array of criteria which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification.
.

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

As of March 31, 2013 we had approximately 2,346,000 members and subsequently we surpassed the 2,500,000 members milestone.  Currently,  more than 3,000 companies and organizations, including 60% of the Fortune 500 companies, have listed job postings on our websites. Most of these listings came to us through our exclusive agreement with Monster Worldwide for our recruitment services. Our agreement with Monster Worldwide expired on December 31, 2012 and was not renewed. On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013. Pursuant to the LinkedIn arrangement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising appearing on our websites. Since January 1, 2011, we have had a strategic partnership with the University of Phoenix (through its parent company, the Apollo Group, Inc.), which advertises on our websites. Regardless of the strategic partner we may work with, we believe that our networking platforms provide an effective means to meet the career advancement needs of diverse professionals, the employers that seek to hire them and the advertisers that seek to reach them.

Our major assets currently are two of our websites – iHispano.com, which has over 1.2 million members in its network, and AMightyRiver.com, which has over 900,000 members in its network. For the three months ended March 31, 2013, iHispano.com had over 683,000 unique visitors and over 781,000 visits, while AMightyRiver.com had over 202,000 unique visitors and over 230,000 visits.

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

We recently launched additional online professional networking websites that serve other diverse communities – including women (WomensCareerChannel.com), Asian-Americans (ACareers.net), LGBT (OutProNet.com), enlisted and veteran military personnel (Military2Career.com) and differently-abled (ProAble.net) professionals. Although each of these new professional networking websites is fully operational, these websites are and continue to be in the early stages of development. Since its inception in September 2011, WomensCareerChannel.com has experienced significant growth in terms of unique visitors, visits and membership. For the three months ended March  31, 2013, this website had over 205,000 visits and over 177,000 unique visitors. By March 31, 2013, WomensCareerChannel.com had over 117,000 members.

We believe our revenue model is aligned with our focus on serving our members. We currently provide members with access to our websites at no cost, a strategy which we believe will allow us to continue to grow our membership base and promote high levels of member engagement for the mutual benefit of members, employers and advertisers.

For the three months ended March 31, 2013, we generated all of our revenue from two sources: recruitment, which generated approximately 58% of our revenue, and advertising services, which generated approximately 42% of our revenue.

Revenues and net income were lower in the quarter ended March 31, 2013 than in the prior period primarily as a result of the termination as of December 31, 2012 of our agreement with Monster Worldwide, pursuant to which we received fixed quarterly payments of $1 million and also as we incur expenses to implement our business strategies and to meet the requirements of being a publicly traded company.  Our agreement with LinkedIn, which became effective as of January 1, 2013, provides us with fixed quarterly payments of $500,000 compared to $1 million from Monster Worldwide.   Our agreement with LinkedIn has a term of three years, but may be terminated as early as June 30, 2013.  Accordingly, we currently expect that our recruitment revenue in 2013, and possibly in future years, may be significantly lower than in prior years.  Our agreement with LinkedIn allows us to earn commission revenue over and above the fixed quarterly payment of $500,000 if LinkedIn's revenue from its sale of our services exceeds $10 million in any calendar year as follows: we earn a 20% commission on annual sales over $10 million and less than $50 million and a 15% commission on annual sales over $50 million.  LinkedIn will report to us information about its sales of our services on a quarterly basis within 60 days of the end of each quarter.  Accordingly, any commission earned from LinkedIn sales during any quarter will be reflected in our financial statements for the subsequent quarter, subject to the applicable revenue recognition criteria being met.

Market Directly to Recruiters

During 2012, we commenced development of an internal business plan to market diversity recruitment services to businesses directly due to uncertainty of whether our agreement with Monster Worldwide would expire. Following the expiration of that agreement as of January 1, 2013, we began using certain existing employees and hired additional personnel to focus on these direct marketing activities.

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

Our sales team approaches these markets using a combination of telephone and email marketing as well as, in some cases, personal visits to companies and or their recruitment agencies. We also plan to attend major recruitment conferences where diversity recruitment recruiters are in attendance. Our sales team will not have the ability to sell to any of the 1,000 companies that are listed on the restricted account list pursuant to our agreement with LinkedIn. The companies in such restricted accounts list are of varying sizes, operate in diverse geographical locations and conduct business in different sectors. We believe LinkedIn designated these particular companies in its restricted account list because LinkedIn has established business relationships with these companies and feels that these companies are potential purchasers of diversity recruitment services. We are permitted, however, to market and sell our products to any company that is not on such restricted account list after our exclusive agreement with Monster Worldwide expired on December 31, 2012. Our agreement with Monster Worldwide requires us to maintain the diversity-based job postings that originated from Monster Worldwide prior to December 31, 2012. We are not restricted to sell those companies any additional products or services nor are we prevented from selling those companies directly upon the end of the fulfillment period.

We have invested in our direct sales infrastructure and expect to continue to do so in the future. We have budgeted approximately 15% of the net proceeds of the IPO for sales and marketing expenses, including approximately 5% for additional payroll for additional employees in our direct sales team. These costs are primarily for sales personnel and to support the sales team with tools such as client relationship management systems, personal computers and travel expenses. The sales expenses are variable and can be adjusted to meet market conditions. However, there is a risk that we will not successfully sell our products and services directly to employers at a level that supports the cost of providing those services.

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

On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013. Pursuant to our agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter.  This amount is half of the fixed quarterly payments we received from Monster Worldwide which was $1,000,000 per quarter. Under the LinkedIn agreement, we will also earn commission for sales of our services in excess of certain thresholds. The fixed quarterly payments are payable regardless of sales volumes or any other performance metric. Although such fixed quarterly payments are significantly less than the fixed quarterly payments that we receive from Monster Worldwide, we believe that we have the potential to exceed our revenues from our previous agreement with Monster Worldwide because (i) we may earn additional commission payments with LinkedIn, if certain sales levels are achieved, and (ii) we may earn revenue by selling our services directly, as described above. Under our agreement with LinkedIn, we will receive (i) no commissions on the first $10 million of LinkedIn’s revenue from the sale of our services during each calendar year, (ii) 20% commission on LinkedIn’s revenue from the sale of our services during each calendar year that is in excess of $10 million and less than $50 million, and (iii) 15% commission on LinkedIn’s revenue from the sale of our services during each calendar year that is in excess of $50 million. However, there can be no assurance that we will meet or exceed revenues earned through Monster Worldwide in prior periods. As an example solely to illustrate the stair-step structure of our commission schedule with LinkedIn, if LinkedIn sells $60 million of our services during any calendar year, we would receive $9.5 million in commission revenue for such year, in addition to our fixed payments, because we would earn no commission revenue for the first $10 million of LinkedIn sales of our services, $8 million in commission revenue for the next $40 million of LinkedIn sales of our services and $1.5 million in commission revenue for the remaining $10 million of LinkedIn sales of our services. We will not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. Accordingly, any commission earned from LinkedIn sales during any quarter will be reflected in our financial statements for the subsequent quarter, subject to the applicable revenue recognition criteria being met.

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

Acquisitions. Part of our growth plan is to acquire companies that we believe will add to and/or expand our service offerings. We currently intend to use approximately 40% of the net proceeds of our initial public offering for strategic acquisitions. Although we currently have no agreements or commitments with respect to material acquisitions or investments in other companies, we may, from time to time, explore opportunities to acquire or consolidate some of the companies in our industry, which is highly fragmented.

Cost of Growth

For the three months ended March 31, 2013 and in the fiscal year ended December 31, 2012, we began to increase our sales and marketing, as well as, product development expenses. Such expenses are not capitalized under our financial statements, and we do not expect to see significant increased revenues resulting from these investments until the third quarter of 2013 at the earliest. Therefore, as we execute our strategy to increase advertising and recruitment revenue by hiring additional personnel, expanding our marketing efforts and building a sales team, our profitability has declined and may continue to decline in the short-term. Additionally, as of January 2, 2013 we increased our office space to accommodate additional personnel.

Results of Operations

The following tables set forth our results of operations for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		March 31, 2012 to 2013 % change
	2013	2012
	(in thousands)
Revenue:
Recruitment services	$536	$1,000	(46.4)
Consumer advertising and consumer marketing solutions	384	515	(25.4)

Total revenue	920	1,515	(39.3)

Operating expenses:
Cost of services	239	202	18.4
Sales and marketing	456	291	56.8
General and administrative	421	253	66.2
Depreciation and amortization	55	21	167.6
Gain on sale of fixed assets	(5)	-	-

Total operating expenses	1,167	767	52.2

Income (loss) from operations	(247)	748	(133.0)

Other income (expense):
Interest and other income	5	3	59.2
Interest expense	(155)	(45)	244.5

Other expense, net	(150)	(42)	259.0)

Change in fair value of derivative liability	111	--	---

(Loss) income before income taxes	$(286)	$706	(140.5)
Income tax expense	196	--	--
Net (loss) income	$(482)	706	(168.2)%

Revenue

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding). The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2013	2012
Percentage of revenue by product:
Recruitment revenue	58%	66%
Consumer advertising and consumer marketing solutions revenue	42%	34%

Total revenue was $919,803, a decrease of $594,858, or 39.3%, for the three months ended March 31, 2013, compared to $1,514,661 for the three months ended March 31, 2012. Revenue from our recruitment solutions decreased $464,320 as the fixed fee pursuant to our 2013 LinkedIn contract is half of the fixed fee pursuant to our 2012 Monster contract. Revenue from our consumer advertising and consumer marketing solutions was $384,123, a decrease of $130,538, or 25.4%, for the three months ended March 31, 2013 compared to $514,661 for the three  months ended March 31, 2012. The period over period decrease was a result of changes in our agreements with Apollo Group, a decrease in media revenue as we changed our product offerings and a decrease in partner job posting revenue. Revenue from our Apollo Education to Careers Agreement remained the same,  the 2011 agreement entered into with Apollo Group to provide advertising and promotion services for its Education to Education Affinity Networking Portal Site ended in June of 2012 and such termination resulted in a decrease to revenue of $75,000 and our  insertion order from Apollo Group resulted in additional revenue for the three months ended March 31, 2013 of $4,125 as compared to $0 for the three months ended March 31, 2012. Revenue from the insertion order is based upon the number of persons we refer to the University of Phoenix who express an interest in obtaining information about attending the University of Phoenix. Our media revenue for the three months ended March 31, 2013 was $0 as compared to $51,211 for the three months ended March 31, 2012 as our 2013 efforts focused on growing our recruitment solutions products.  Partner job posting revenue was $29,998 for the three months ended March 31, 2013, a decrease of $8,452 or 22% as compared to $38,450 for the three months ended March 31, 2012. Demand for partner services was slightly softer in the first quarter of 2013 as compared to the first quarter of 2012.

Operating Expenses

Cost of services expense:  Our cost of services expense for the three months ended March 31, 2013 was $239,213,  an increase of $37,161, or 18.4%, as compared to $202,052 for the three months ended March 31, 2012. The quarter over quarter increase was primarily attributable to a decrease of $21,000  in revenue sharing expense as our partner revenue decreased, as discussed above, and revenue sharing expense related to our Monster contract also decreased. Revenue sharing expense for media products decreased $13,000 as we did not have any media sales for the three months ended March 31, 2013. Costs related to the maintenance and operation of our systems and websites decreased $17,000 consisting of a decrease in computer programmer services expense of $16,000 and a decrease to web development expense of $9,000, as many of these services were brought in-house in the third quarter of 2012 and are now included in salaries and wages; offset by an increase in web hosting expense of $8,000 due to increased traffic and functionality for our websites. Offsetting the decrease in cost of services above was an increase in consulting expense of $15,000 related to our advertising and media services and our Apollo Group agreement, and an increase in salaries and benefits of $74,000 resulting from hiring additional operations personnel in the third quarter of 2012 to support our expected revenue and traffic growth in 2013.

Sales and marketing expense:  Sales and marketing expense the three months ended March 31, 2013 was $455,809, an increase of $165,096, or 56.8%, as compared to $290,712 for the three months ended March 31, 2012. The quarter over quarter increase consisted of an increase in sales and agency commissions of $9,000 related to our 2013 direct sales, an increase of $72,000 in sales and marketing salaries and benefits and a $12,000 increase in sales and marketing travel expense which resulted from hiring additional staff in the fourth quarter of 2012 to support our 2013 direct sales capabilities, a $22,000 increase in consulting expense and an $83,000 increase in marketing expense, both related to customer database management tools, offset by a $33,000 decrease in online marketing expense.

General and administrative expense:  Our general and administrative expense for the three months ended March 31, 2013 were $421,066, an increase of $167,716, or 66.2%, as compared to $253,350 for the three months ended March 31, 2012. The quarter over quarter increase in general and administrative expense was primarily due to increases in personnel expenses of $111,000 related to the hiring of additional personnel to support our initial public offering, $19,000 in new costs related to being a public company, an increase in occupancy, technology  and communication costs of approximately $41,000 as we moved our corporate headquarters to a larger space and hired additional employees; these increases were partially offset by a $4,000 decrease in administrative travel and a decrease in  audit and accounting fees of approximately $6,000.

Depreciation and amortization expense:  The $34,713 increase in depreciation and amortization expense for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012 was due to a $34,000 increase in amortization expense related to the approximately $320,000 in additions to capitalized software in the third and fourth quarters of 2012 for updating the technology stack of our web product platform to support emerging technologies. Dubbed "V2", the platform was switched over to at the end of year 2012, though the development continued through the first quarter of 2013; depreciation expense increased approximately $1,000 related to leasehold improvements and furniture purchased in 2013 for our new corporate headquarters.

Other Expenses and Income
Interest and other income:  Interest and other income for the three months ended March 31, 2013 increased $1,943 or 59.2%, to $5,225, as compared to $3,282 for the three months ended March 31, 2012. The quarter over quarter increase was attributable to an increase in interest income on our cash balances as we liquidated our bond investments in 2012, currently hold only one exchange traded fund and the majority of our investments, including the net proceeds from our initial public offering, are in a money market account.

Interest expense: The increase in interest expense of $110,100, or 244.5%, to $155,137 for the three months ended March 31, 2013, compared to $45,037 for the three months ended March 31, 2012, was attributable to an increase in accretion on the note payable to one of the note holders as the note was exchanged to equity upon our reorganization on March 4, 2013. Interest expense includes the amortization of a discount of $137,937 and $17,200 at March 31, 2013 and 2012, respectively, for the note. Payments on the notes were $0 and $48,000 for the three months ended March 31, 2013 and 2012, respectively.

Change in fair value of derivative liability: The $110,808 of income is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. During the three months ended March 31, 2013, we recorded a non-cash gain of $110,808 related to changes in the fair value of our warrant liability liabilities. The change in the fair value of our warrant liability for the three months ended March 31, 2013 was primarily the result of changes in our stock price.

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

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates.

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on April 1, 2013, which we believe  are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Income Taxes
Until March 5, 2013, the Company was a limited liability company which elected to be taxed as a partnership. As such the Company’s income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes had been provided in the accompanying financial statements. The income tax disclosure presented in the accompanying statements of comprehensive income for the three months ended March 31, 2012 are provided to illustrate what the Company’s net income would have been had income tax expense been provided for at an effective rate of 41.37%.

Upon the consummation of our reorganization (from an Illinois limited liability company into a Delaware corporation) on March 5, 2013, the Company is now taxed as a “C” Corporation from the time of reorganization through March 31, 2013. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable. As of March 31, 2013, the Company is in a net deferred tax liability position.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for the three months ended March 31, 2013 and 2012, respectively, and is intended to supplement the more detailed discussion that follows:

Liquidity and Capital Resources	March 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$20,513	$2,112
Short-term investments	255	400
Working capital	20,467	3,399

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations and the net proceeds from our initial public offering. Our payment terms for one former and one current customer are 45 and 60 days, respectively. Average days to pay are 59 and 72 days, respectively. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

The non-renewal of our agreement with Monster Worldwide had a material impact on revenue and operating cash flow. Under our agreement with Monster Worldwide, we have agreed to provide limited support and access to data to permit Monster Worldwide to continue to meet certain obligations to its customers in 2013. With respect to job postings that Monster sold prior to the expiration of our agreement on December 31, 2012, we are permitting Monster to maintain such postings on our websites until the earlier of (a) the date that Monster Worldwide’s obligation to maintain such posting expires or (b) December 31, 2013. In addition, we will continue to provide Monster with access to our data until December 31, 2013. We do not expect the job postings that Monster Worldwide sold prior to the expiration of our agreement to remain posted on our websites through December 31, 2013 and we and Monster Worldwide may agree to remove the vast majority of such job postings from our websites on or around June 30, 2013. We incurred and expect to continue to incur only de minimis additional labor and costs, and will not receive any additional payments from Monster Worldwide subsequent to the expiration of our agreement. Additionally, as of January 1, 2013, we are permitted to sell our products and services directly to employers, except for those identified as restricted by LinkedIn.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the next twelve months.

	Three Months March 31
Cash Flow Data	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$901	$1,085
Investment activities	(111)	(19)
Financing activities	18,855	(1,209)

Net increase (decrease) in cash and cash equivalents	$19,645	$(143)

Cash and Cash Equivalents

The company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $901,040, primarily due to collection of outstanding receivables. The cash flow provided from operations in 2013 was due to changes in our assets and liabilities consisting of an decrease to accounts receivable of $1,209,402, an increase in prepaid expenses of $152,981, primarily a result of prepaid directors and officers insurance and a decrease in accounts payable and accrued expenses of $35,679. Accounts receivable, adjusted for deferred revenue in accounts receivable, decreased approximately 60.2% in 2013 while our revenue declined 39.3%. The decrease in accounts receivable was due collection of outstanding receivables, the increase in prepaid expenses consisted primarily of prepaid business insurance, while the decrease in accounts payable and accrued expenses consists of  a decrease in accrued operating expenses (as adjusted for non-cash IPO costs in accounts payable). We had a net loss of $481,816 which included non-cash depreciation and amortization of $55,424, non-cash interest and accretion added to our notes payable of $155,137, a non-cash deferred tax expense of $195,737, a decrease in the fair value of a warrant liability of $110,808 and a gain on sale of property and equipment of $4,734.

Net cash provided by operating activities during the three months ended March 31, 2012 was $1,085,382 primarily due to our increased revenue and increase in operating performance. The cash flow provided from operations in the three months ended March 31, 2012 was due to changes in our assets and liabilities consisting of a decrease in accounts receivable of $83,986 and an increase in accounts payable and accrued expenses of $228,980. Accounts receivable decreased approximately 11% in the three months ended 2012 while our revenue grew 9%. The decrease in accounts receivable was due to the recognition of $75,000 of deferred revenue which was $150,000 at December 31, 2011 while the increase in accounts payable and accrued expenses of $228,980 of which approximately $140,000 related to accrued operating expenses and $90,000 related to accrued public offering costs. We had net income in the three months ended March 31, 2012 of $706,081 which included non-cash depreciation and amortization of $20,710 and non-cash interest and accretion added to our notes payable of $45,037.

Net Cash Provided by/Used in Investment Activities

Net cash used in investing activities for the three months ended March 31, 2013 was $110,902. The cash used in investing activities consisted of $92,466 invested in developed technology as the Company embarked on updating the technology stack of its web product platform to support emerging technologies, $24,639 in purchases of property and equipment and $6,203 for the sale of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2012 was $19,089. The cash used in investing activities consisted of an increase of a $19,089 investment in developed technology as we incurred costs to update and enhance our websites

Net Cash Provided by/Used in Financing Activities

Net cash provided by financing activities was $18,854,628 for the three months ended March 31, 2013. The cash provided by financing activities consisted of $19,474,565 in net proceeds from our initial public offering less $419,937 in initial public offering costs paid by the company in the current period and are no longer deferred offset by $200,000 in distributions to members of the company prior to our reorganization.

Net cash used in financing activities was $1,209,106 for the three months ended March 31, 2012. The cash used in financing activities consisted of $893,333 in distributions to members of the company, $48,000 in payments on our notes payable to members of the company and $267,773 of our public offering costs, which were deferred.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions. We have also experienced some difficulty in applying complex accounting principles in the areas of income tax accounting and financial instruments.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We are currently in the process of compiling the system and processing documentation necessary to evaluate and correct a material weakness in internal controls needed to comply with Section 404 of the Sarbanes-Oxley Act. The material weakness relates to our being a small company with a limited number of employees which limits our ability to assert the controls related to the segregation of duties. During the evaluation and testing process, if we identify one or more additional material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.
ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 8, 2013, we completed our initial public offering of 2,625,000 shares of our common stock at a price to the public of $8.00 per share.  The aggregate offering price for shares sold in the offering was approximately $21 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-187081 and 333-181594), which were declared effective by the SEC on March 4, 2013 and March 7, 2013, respectively.  The offering commenced on March 5, 2013 and did not terminate before all the securities registered in the registration statement were sold. Aegis Capital Corp. and Merriman Capital, Inc. acted as the underwriters for the offering. The net proceeds of the offering, after deducting the underwriting discounts and commissions of $1,470,000, the underwriters’ accountable expense allowance o of $55,435 and other offering expenses payable by us of $1,293,000, were approximately $18.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. We invested the funds received in a money market account. As more fully described in Note 13 to our financial statements included in this Quarterly Report, we announced on April 29, 2013 that our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to $1 million of our outstanding common stock over a six-month period. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 6, 2013 pursuant to Rule 424(b).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Please see the exhibit index following the signature page of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	May 15, 2013	By:	/s/ Myrna Newman
Name: Myrna Newman Title: Chief Financial Officer and Secretary
(On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002