Form 10-Q/A
period 2013-03-31
Professional Diversity Network, Inc.
filed 2013-05-21
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q/A Amendment No. 1
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      ☐     No     ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes     ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large-accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non−accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes     ☐     No     ☒

There were 6,317,227 shares outstanding of the registrant’s common stock as of May 13, 2013.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10–Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013 (the “Quarterly Report”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Quarterly Report.  This Amendment No. 1 speaks as of the original filing date of the Quarterly Report, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Quarterly Report

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

ITEM 6.                      EXHIBITS

Please see the exhibit index following the signature page of this Amendment No. 1.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	May 21, 2013	By:	/s/ Myrna Newman
Name: Myrna Newman Title: Chief Financial Officer and Secretary
(On behalf of the Registrant and as principal financial officer and principal accounting officer)

4

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*
These exhibits were previously included in Professional Diversity Network's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013 and are incorporated herein by reference.

**	Furnished herewith.