Form 10-Q
period 2013-06-30
Professional Diversity Network, Inc.
filed 2013-08-12
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

There were 6,318,227 shares outstanding of the registrant’s common stock as of August 12, 2013.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Professional Diversity Network, Inc. CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2013	December 31, 2012

Current Assets:
Cash and cash equivalents	$20,139,693	$868,294
Accounts receivable	447,086	1,923,048
Marketable securities, at fair value	245,988	251,349
Prepaid expense	173,810	63,982
Total current assets	21,006,577	3,106,673

Property and equipment, net	57,590	34,863
Security deposits	23,711	23,711
Deferred costs - initial public offering	-	832,240
Capitalized technology, net	660,145	402,890
Goodwill	635,671	635,671
Trade name	90,400	90,400
Total assets	$22,474,094	$5,126,448

Current Liabilities:
Accounts payable	$254,729	$265,013
Accrued expenses	116,713	85,327
Deferred revenue	565,836	500,000
Warrant liability	104,065	-
Total current liabilities	1,041,343	850,340

Notes payable - members, net of original issue discount of $0 and $138,256 as of June 30, 2013 and December 31, 2012, respectively	-	1,487,900
Deferred tax liability	104,812	-
Total liabilities	1,146,155	2,338,240

Commitments and contingencies

Stockholder's Equity
Common stock, $0.01 par value, 25,000,000 shares authorized, 6,318,227 and 3,487,847 shares issued and outstanding, as of June 30, 2013 and December 31, 2012, respectively	63,182	34,878
Additional paid in capital	21,883,593	2,751,827
Accumulated deficit	(614,978)	-
Accumulated other comprehensive (loss) income	(3,858)	1,503
Total stockholders' equity	21,327,939	2,788,208

Total liabilities and stockholders' equity	$22,474,094	$5,126,448

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Recruitment services	$556,111	$1,000,000	$1,091,791	$2,000,000
Consumer advertising and consumer marketing solutions revenue	420,809	513,877	804,932	1,028,538
Total revenues	976,920	1,513,877	1,896,723	3,028,538

Costs and expenses:
Cost of services	247,005	196,682	486,218	398,734
Sales and marketing	576,018	325,300	1,031,827	616,012
General and administrative	527,048	200,924	948,114	454,274
Depreciation and amortization	60,563	21,553	115,987	42,264
Gain on sale of property and equipment	-	-	(4,734)	-
Total costs and expenses	1,410,634	744,459	2,577,412	1,511,284

(Loss) income from operations	(433,714)	769,418	(680,689)	1,517,254

Other income (expense)
Interest expense	-	(42,409)	(155,137)	(87,446)
Interest and other income	9,132	2,391	14,357	5,673
Other expense, net	9,132	(40,018)	(140,780)	(81,773)

Change in fair value of warrant liability	200,495	-	311,303	-

(Loss) income before income taxes	(224,087)	729,400	(510,166)	1,435,481
Income tax (benefit) expense	(90,925)	-	104,812	-
Net (loss) income	$(133,162)	$729,400	$(614,978)	$1,435,481

Other comprehensive loss:
Net (loss) income	$(133,162)	$729,400	$(614,978)	$1,435,481
Unrealized (losses) gains on marketable securities	(8,799)	1,833	(5,361)	27,667
Reclassification adjustments for losses on marketable securities included in net income	-	632	-	632
Comprehensive (loss) income	$(141,961)	$731,865	$(620,339)	$1,463,780

Net (loss) income per common share, basic and diluted	$(0.02)	$0.21	$(0.12)	$0.41

Shares used in computing pro forma net (loss) income per common share:
Basic and diluted	6,318,227	3,487,847	5,318,564	3,487,847

Pro-forma computation related to conversion to a C corporation upon completion of initial public offering:
Historical pre-tax net (loss) income before taxes	$(224,087)	$729,400	$(510,166)	$1,435,481
Pro-forma tax (benefit) provision	(90,925)	300,349	(225,295)	592,504
Pro-forma net (loss) income	$(133,162)	$429,051	$(284,871)	$842,977
Pro-forma (loss) earnings per share - basic and diluted
Unaudited pro-forma (loss) earnings per share	$(0.02)	$0.12	$(0.05)	$0.24
Weighted average number of shares outstanding	6,318,227	3,487,847	5,318,564	3,487,847

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2012	3,487,847	$34,878	$2,751,827	$-	$1,503	$2,788,208

Conversion of debt to equity	205,380	2,054	1,640,982	-	-	1,643,036

Net proceeds from initial public offering	2,625,000	26,250	17,690,784	-	-	17,717,034

Unrealized holding loss on marketable securities	-	-	-	-	(5,361)	(5,361)

Distribution to members	-	-	(200,000)	-	-	(200,000)

Net loss	-	-	-	(614,978)	-	(614,978)

Balance at June 30, 2013	6,318,227	63,182	$21,883,593	$(614,978)	$(3,858)	$21,327,939

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(614,978)	$1,435,481
Adjustments to reconcile net (loss) income to net cash provided by operating activites:
Depreciation and amortization expense	115,987	42,264
Deferred tax expense	104,812	-
Change in fair value of warrant liability	(311,303)	-
Loss on sale of investments, net	-	5,530
Amortization of discount/premium on investments	-	(370)
Gain on sale of property and equipment	(4,734)	-
Interest added to notes payable	16,881	52,785
Accretion of interest on notes payable	138,255	34,661
Changes in operating assets and liabilities:
Accounts receivable	1,541,798	111,426
Accounts payable	(40,850)	69,491
Accrued expenses	31,386	-
Prepaid expenses	(109,828)	(27,246)
Deferred income	-	(150,000)
Net cash provided by operating activities	867,426	1,574,022

Cash flows from investing activities:
Proceeds from sale of marketable securities	-	150,796
Cash paid to purchase technology	(200,000)	-
Costs incurred to develop technology	(164,875)	(39,326)
Sale of property and equipment	6,203	-
Purchases of property and equipment	(32,564)	-
Net cash (used in) provided by investing activities	(391,236)	111,470

Cash flows from financing activities:
Distributions to members	(200,000)	(1,450,000)
Proceeds from IPO, net of offering costs	19,474,565	-
Repayments of notes payable	-	(96,000)
Deferred IPO costs	(479,356)	(571,232)
Net cash provided by (used in) financing activities	18,795,209	(2,117,232)

Net increase (decrease) in cash and cash equivalents	19,271,399	(431,740)
Cash and cash equivalients, beginning of year	868,294	2,254,431
Cash and cash equivalients, end of period	$20,139,693	$1,822,691

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
IPO costs in accounts payable	$30,567	$-
Deferred revenue in accounts receivable	$65,836	$-
Conversion of notes payable to equity	$1,643,036	$-
Reduction of additional paid-in capital for deferred IPO costs	$1,342,163	$-
Fair value of warrant liabilities	$415,368	$-

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

1. Description of Business

Professional Diversity Network, Inc. (the “Company,” “Professional Diversity Network,” “we,” “our” and “us”) is a corporation organized under the laws of Delaware, originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. The Company operates online professional networking communities with career resources specifically tailored to the needs of seven different diverse cultural groups including: Women, Hispanic Americans, African Americans, Asian Americans, disabled, veterans, lesbians, gay, bisexual and transgender (LGBT), and students and graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its members in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect members with prospective employers. The Company’s technology platform is integral to the operation of its business.

2. Liquidity, Financial Condition and Management’s Plans

The Company funds its operations principally from cash flows generated in its operating activities, cash on hand and accounts receivable collected.

The Company completed an initial public offering (“IPO”) of its equity securities (Note 11) on March 8, 2013 and received $19,474,565 in proceeds, net of offering costs. The Company incurred approximately $1.3 million of IPO expenses through June 30, 2013 in its efforts to complete the IPO. Expenses incurred in connection with the IPO were accounted for as a reduction of the offering proceeds.

We had been dependent on Monster Worldwide, Inc. (“Monster Worldwide” or “Monster”) for all of our recruitment revenue pursuant to an alliance agreement that expired on December 31, 2012. As more fully described in Note 12 below, we entered into a diversity recruitment partnership agreement with LinkedIn Corporation (“LinkedIn”) on November 12, 2012, which became effective on January 1, 2013. Pursuant to the agreement, LinkedIn may resell to its customer’s diversity-based job postings and recruitment and advertising on our websites.

The non-renewal of our agreement with Monster Worldwide had a material impact on revenue and operating cash flow during the first and second quarters of 2013. With respect to job postings that Monster sold prior to the expiration of our agreement on December 31, 2012, we permitted Monster to maintain such postings on our websites until June 30, 2013. In addition, we agreed to continue to provide Monster with access to certain data until December 31, 2013.  We have incurred and expect to continue to incur only de minimis additional labor and costs, and will not receive any additional payments from Monster Worldwide subsequent to the expiration of our agreement. Additionally, as of January 1, 2013, we have begun to sell our products and services directly to employers, except for those identified as restricted by LinkedIn.

As of June 30, 2013, we have incurred various expenses associated with the evolution of our business. These costs include public company compliance expenses, sales and marketing expenses to access recruiting customers directly and investments in our recruiting platform to better serve our diverse job seekers.

3. Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements as of June 30, 2013 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed balance sheet as of June 30, 2013, condensed statements of comprehensive (loss) income, condensed statements of cash flows  for the three and six months ended June 30, 2013 and 2012, and the condensed statements of stockholders’ equity for the six months ended June 30, 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013 or for any future interim period. The condensed balance sheet at December 31, 2012 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 1, 2013.

Accounting Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant areas that required management to make estimates and assumptions that affect the amounts and disclosures in the financial statements include revenue recognition, valuation of goodwill, trade name and URL, costs capitalized to develop technology, the Company’s estimated useful lives of assets and warrants granted in connection with financing transactions. Actual results could differ from those estimates.

Significant Accounting Policies - There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on April 1, 2013.

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred. For the three months ended June 30, 2013 and 2012, the Company incurred advertising and marketing expenses of approximately $216,000 and $142,000, respectively. For the six months ended June 30, 2013 and 2012, the Company incurred advertising and marketing expenses of approximately $395,000 and $249,000, respectively.

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

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the IPO. This resulted in a net deferred tax expense of $104,812 being recognized and included in the tax provision for the six months ended June 30, 2013. The tax expense was determined using an effective tax rate of 40.6% for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to June 30, 2013.

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

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced. The following table provides a breakdown of the Company’s net deferred tax liability as of June 30, 2013:

Net operating loss	$183,113
Goodwill and trade name	(85,872)
Developed technology	(180,100)
Property and equipment	(21,953)
$(104,812)

Fair Value of Financial Assets and Liabilities- Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities are carried at historical cost, which management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions

Financial assets measured at fair value on a recurring basis are summarized below:

	June 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Marketable securities	$245,988	$245,988	$-	$-

Liabilities:
Fair value of warrant obligations (Note 10)	$104,065	$-	$-	$104,065

	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$251,349	$251,349	$-	$-

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

As of June 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Net (Loss) Earnings per Share - The Company computes basic net (loss) earnings per share by dividing net (loss) earnings per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net (loss) income per share for the three and six months ended June 30, 2013 and 2012, excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2013	2012
Warrants to purchase common stock	131,250	---

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

4. Marketable Securities

Investments in Marketable Securities are as follows:

	June 30, 2013				December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity
Exchange traded fund	$249,846	$-	$(3,858)	$245,988	$249,846	$1,503	$-	$251,349

5. Capitalized Technology

Capitalized Technology, net is as follows:

	June 30, 2013	December 31, 2012
Capitalized cost:
Balance, beginning of period	$734,291	$376,044
Additional capitalized cost	164,875	358,247
Purchased technology	200,000	-
Balance, end of period	$1,099,166	$734,291

Accumulated amortization:
Balance, beginning of period	$331,401	$229,897
Provision for amortization	107,620	101,504
Balance, end of period	$439,021	$331,401
Net Capitalized Technology	$660,145	$402,890

Beginning the third quarter of 2012, the Company embarked on updating the technology stack of its web product platform to support emerging technologies. Dubbed "V2", the platform was switched over to at the end of year 2012, though the development and improvement will continue on an ongoing basis.

On June 14, 2013, the Company completed the purchase of a proprietary software technology from Careerimp, Inc. (“Careerimp”) for $200,000. The Company concurrently hired Careerimp’s former CEO and committed to pay Careerimp an additional $200,000 contingent upon the former CEO’s continued employment through December 31, 2013. Careerimp's former CEO is responsible for assisting the Company with the technical integration of the acquired technology platform.

Amortization expense of $56,125 and $18,554 for the three months ended June 30, 2013 and 2012, respectively, and $107,619 and $36,265 for the six months ended June 30, 2013 and 2012, respectively, is recorded in depreciation and amortization expense in the accompanying condensed statement of comprehensive (loss) income.

6. Property and Equipment

Property and Equipment is as follows:

	June 30, 2013	December 31, 2012
Computer hardware	$68,603	$64,759
Furniture and fixtures	28,961	19,884
Leasehold improvements	18,171	13,876
	115,735	98,519
Less: Accumulated depreciation	58,145	63,656
	$57,590	$34,863

Depreciation expense was $4,439 and $3,000 for the three months ended June 30, 2013 and 2012, respectively, and $8,368 and $6,000 for the six months ended June 30, 2013 and 2012, respectively, and is recorded in depreciation and amortization expense in the accompanying condensed statements of comprehensive (loss) income.

7. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012
Accrued sales and marketing	$49,076	$18,541
Accrued cost of services	25,402	8,005
Accrued expenses	19,721	23,339
Deferred rent	14,015	6,149
Accrued taxes payable	8,307	28,199
Payroll liabilities	192	1,094
	$116,713	$85,327

8. Notes Payable

As of June 30, 2013, no notes payable are outstanding.  As part of our reorganization in connection with our IPO, we entered into a debt exchange agreement with the three founders of the Company, whereby three outstanding promissory notes in the principal amounts of $1,341,676, $142,000 and $37,143 plus accrued interest owed to them, respectively, were exchanged for 168,982 shares, 28,851 shares and 7,547 shares of common stock, respectively, at a price per share equal to the initial public offering price, which was $8.00 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

At December 31, 2012, notes payable included the three notes described above. The interest rate on the notes was 6% per annum, with all unpaid interest and principal due on November 1, 2014. The Company assumed one of such notes payable at an acquisition date fair value of $692,614 and a face value of $1,341,676. The discount on the note was recorded at 6.055%.

The remaining unamortized discount was $0 and $138,256 at June 30, 2013 and December 31, 2012, respectively. The balance on this note was $0 and $1,199,703 at June 30, 2013 and December 31, 2012, respectively. The second note payable, including accrued but unpaid interest, was $0 and $228,443 at June 30, 2013 and December 31, 2012, respectively. The third note payable was in the amount of $0 and $59,753 at June 30, 2013 and December 31, 2012, respectively. The total notes payable including accrued but unpaid interest amounted to $0 and $1,487,899 as of June 30, 2013 and December 31, 2012, respectively. Interest expense on these note obligations amounted to $0 and $42,409 for the three months ended June 30, 2013 and 2012, respectively, and $155,137 and $87,446 for the six months ended June 30, 2013 and 2012, respectively. Interest expense includes the amortization of the debt discount of $138,256 and $17,461 for the three months ended June 30, 2013 and 2012, respectively, and $138,256 and $34,661 for the six months ended June 30, 2013 and 2012, respectively. Payments on the notes were $0 and $96,000 for the six months ended June 30, 2013 and 2012, respectively.

9. Commitments and Contingencies

Lease Obligations - The Company leases office space under two operating lease agreements. The first agreement was scheduled to expire in 2014 and provides for monthly rent of $4,048. In January 2013, we exercised an early termination option clause and, accordingly, this lease will now expire in October 2013. The Company paid a lease termination fee of $13,090 in connection with the exercise of the early termination clause. On January 18, 2013, we entered into a sublease agreement for our former headquarters space of approximately 1,870 square feet. The sublease provides $3,000 per month rent and expires on October 31, 2013. On December 16, 2012 the Company entered into a second and separate operating lease agreement commencing on January 1, 2013 to lease 4,600 square feet of office space. The lease expires on June 30, 2015 and provides for monthly rent of $4,064 for the first 10 months and $6,386 per month for the remaining 20 months of the lease.

Rent expense, amounting to $17,755 and $10,480 for the three months ended June 30, 2013 and 2012, respectively, and $44,246 and $20,960 for the six months ended June 30, 2013 and 2012, respectively, is included in general and administrative expense in the condensed statements of comprehensive (loss) income. Included in rent expense for the three and six months ended June 30, 2013 is $9,000 and $16,500, respectively, of sub lease income.

Future minimum payments under the leases at June 30, 2013 are as follows:

Year ending December 31,
2013 (remaining 6 months)	$45,219
2014	76,626
2015	38,313
Total	$160,158

10. Warrant Liability

The common stock purchase warrants issued to the underwriters in the Company’s IPO in March 2013 have certain cash settlement features that require them to be recorded as liability instruments. At issuance, a portion of the proceeds from the IPO were allocated to the value of the warrant and recorded as an offering cost, reducing the proceeds from the IPO. Accordingly, as a liability, the warrant obligations are adjusted to fair value at the end of each reporting period with the change in value reported in the statement of operations. Such fair values were estimated using the Black-Scholes valuation model. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants.

The warrant liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	June 30, 2013		March 4, 2013
Strike price	$10.00		$10.00
Market price	$4.19		$8.00
Expected life	5.73	years	6.00	years
Risk-free interest rate	0.86%		0.86%
Dividend yield	0.00%		0.00%
Volatility	45%		48%
Warrants outstanding	131,250		131,250
Fair value of warrants	$104,065		$415,368

The fair value of the warrant liability decreased to $104,064 at June 30, 2013 from $415,368 at March 4, 2013. Accordingly, the Company decreased the warrant liability by $311,303 to reflect the change in fair value at June 30, 2013. This amount is included as a change in the fair value of warrant instruments in the accompanying condensed statement of operations for the six months ended June 30, 2013. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Beginning balance	$-
Initial warrant valuation	(415,368)
Net unrealized gain	311,303
Ending balance	$(104,065)

11. Stockholders’ Equity

Initial Public Offering – On March 8, 2013, we consummated our initial public offering of 2,625,000 shares of our common stock at a price to the public of $8.00 per share.  The aggregate offering price for shares sold in the offering was $21 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-187081 and 333-181594), which were declared effective by the SEC on March 4, 2013 and March 7, 2013, respectively.  Aegis Capital Corp. and Merriman Capital, Inc. acted the underwriters for the offering. The net proceeds of the offering, after deducting the underwriting discounts and commissions, the underwriters’ accountable expense allowance of up to 1.5% of the gross proceeds from the sale of the firm shares and offering expenses payable by us, were approximately $18.1 million.

Preferred Stock – The Company has no preferred stock issued. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that allows the company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Warrant – In connection with the IPO, the Company issued a warrant for 131,250 shares of common stock to the underwriter in connection with this offering that will remain outstanding after this offering at an exercise price of $10.00 per share, equal to 125% of the initial public offering price with an expiration date of March 4, 2019.

Common Stock – Following its IPO, the Company had one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of June 30, 2013, the Company had outstanding 6,318,227 shares of common stock.

Equity Incentive Plans – Prior to the consummation of our IPO, we adopted the 2013 Equity Compensation Plan under which we reserved 500,000 shares of our common stock for the purpose of providing equity incentives to our employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The plan provides for a maximum of 500,000 shares that could be acquired upon the exercise of a stock option or the vesting of restricted stock. The plan was approved by our stockholders prior to the consummation of our IPO.

Distributions to Members of the LLC – In 2013, prior to the reorganization on March 5, 2013, the Company made pro rata distributions to the members of the LLC in the amount of $200,000.

Share Repurchase Program – On April 29, 2013, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1 million of its outstanding common stock. The repurchases under the program will be made from time to time over a six month period at prevailing market prices in open market or privately negotiated transactions, depending upon market conditions. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be held in treasury. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. During the three months ended June 30, 2013, the Company did not acquire any of its outstanding common stock.

12. Customer Concentration

The Company’s revenues are highly dependent on two customers, LinkedIn and Apollo Group, Inc. (“Apollo Group” or “Apollo”). The loss of either major customer would materially and adversely affect the Company’s business, operating results and financial condition. If LinkedIn or Apollo seek to negotiate its agreement on terms less favorable to the Company and the Company accepts such unfavorable terms, or if the Company seeks to negotiate better terms but is unable to do so, then the Company’s business, operating results and financial condition would be materially and adversely affected.

Two customers accounted for 91%, or approximately $885,000, of total gross sales with LinkedIn representing 51% and Apollo representing 40% of total gross sales for the three months ended June 30, 2013. Two customers accounted for 98%, or approximately $1,489,000, of total gross sales with Monster representing 66% and Apollo representing 32% of total gross sales for the three months ended June 30, 2012. Two customers accounted for 92%, or approximately $1,739,000, of total gross sales with LinkedIn representing 52% and Apollo representing 40% of total gross sales for the six months ended June 30, 2013. Two customers accounted for 96%, or approximately $2,914,000, of total gross sales with Monster representing 66% and Apollo representing 30% of total gross sales for the six months ended June 30, 2012. Apollo accounted for 86% or approximately $385,000 of accounts receivable at June 30, 2013. In addition, two customers accounted for 72% or approximately $1,400,000 of accounts receivable with Monster representing 52% and Apollo representing 20% at December 31, 2012.

Recruitment Revenue

Revenues from the Company’s recruitment services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable. The Company’s recruitment revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, access to the Company’s resume database, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services.

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

Pursuant to the LinkedIn agreement, we may earn additional commission payments from LinkedIn (i) if certain sales levels are achieved and (ii) we may earn revenue by selling our services directly. Under our agreement with LinkedIn, we will receive (i) no commissions on the first $10 million of LinkedIn’s revenue from the sale of our services during any calendar year, (ii) 20% commission on LinkedIn’s revenue from the sale of our services during any calendar year that is in excess of $10 million and less than $50 million, and (iii) 15% commission on LinkedIn’s revenue from the sale of our services during any calendar year that is in excess of $50 million. As an example solely to illustrate the stair-step structure of our commission schedule with LinkedIn, if LinkedIn sells $60 million of our services during any calendar year, we would receive $9.5 million in commission revenue for such year, in addition to our fixed payments. This is because we would earn no commission revenue for the first $10 million of LinkedIn sales of our services, $8 million in commission revenue for the next $40 million of LinkedIn sales of our services and $1.5 million in commission revenue for the remaining $10 million of LinkedIn sales of our services. We will not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. Accordingly, any commission earned from LinkedIn sales during any quarter will be reflected in our financial statements for the subsequent quarter, subject to the applicable revenue recognition criteria being met. We did not earn a commission from LinkedIn during the three months ended March 31, 2013 and do not expect to earn a commission for the three months ended June 30, 2013.

Consumer Advertising and Consumer Marketing Solutions Revenue

The businesses and organizations that use the Company’s marketing solutions are enabled to target and reach large audiences of diverse professionals and connect to relevant services with solutions that include email marketing, social media, search engines, traffic aggregators and strategic partnerships. Advertising revenue is recognized based upon fixed fees with certain minimum monthly website visits, a fixed fee for revenue sharing agreements in which payment is required at the time of posting, billed based upon the number of impressions recorded on the websites as specified in the customer agreement or through our business relationships with Apollo Group.

On October 1, 2012, the Company entered into an agreement with Apollo Group that provides for a fixed monthly fee of $116,667 for services and technical solutions provided by the Company to the University of Phoenix and its students and alumni. The primary service provided is for recruitment solutions for the University of Phoenix student and alumni career services. The Company recognized revenue under this agreement in the amount of $350,000 and $700,000 during the three and six months ended June 30, 2013, respectively.

In January 2012, the Company launched an advertising and promotion campaign for the University of Phoenix containing digital banners, dedicated email blasts and weekly blogs. The Company guaranteed at least 30,000 visits to the sites over a six month period or was required to refund any shortfall at $5.00 per visit less than 30,000 visits or extend the agreement until the 30,000 visit guarantee is reached. Site visits for the number of users were measured through an outside service which monitored the Company’s compliance with such minimum visits requirement. Total fees payable could not exceed $150,000. The Company recognized the lesser of (i) 1/6th of the $150,000 fee per month for each of the 6 months during the minimum measurement period of January 1, 2012 through June 30, 2012, or (ii) the cumulative number of visits through the end of such month. The Company recognized revenue under this agreement of $0 and $75,000 during the three months ended June 30, 2013 and 2012, respectively, and $0 and $150,000 during the six months ended June 30, 2013 and 2012, respectively.

On June 11, 2012, we agreed to an insertion order with Apollo Group that replaced the above January 2012 advertising and promotion campaign for the University of Phoenix. The insertion order provided for payment to us of up to $150,000 per month for a period of 12 months based upon the number of persons we referred to the University of Phoenix who expressed an interest in obtaining information about attending the University of Phoenix. There was no guaranteed payment associated with the insertion order for the lead generation for the University of Phoenix. The Company recognized revenue under the insertion order of $34,914 and $64,300 for the three months ended June 30, 2013 and 2012, respectively, and $39,039 and $64,300 for the six months ended June 30, 2013 and 2012, respectively. The insertion order for the lead generation for the University of Phoenix ended by mutual agreement as of June 30, 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report. This section and other parts of this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our future results of operations and financial position, business strategy and plans and our objectives for future operations. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Such risks and uncertainties include, among others, those discussed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as filed with the SEC on April 1, 2013, as well as in our condensed financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the Securities and Exchange Commission, or the SEC. These factors could cause actual results to differ materially from the results anticipated by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time.  It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements in this Quarterly Report speak only as of the date they were made. We do not intend, and undertake no obligation, to update any of our forward-looking statements to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Overview

Professional Diversity Network develops and operates online websites and networks dedicated to serving diverse professionals in the United States. To date, we have been particularly focused on Hispanic-American and African-American professionals and recently launched additional websites dedicated to other diverse professional segments, including women, Asian-American, LGBT (lesbian, gay, bisexual and transgender), disabled and military professionals. At the same time, we provide an online platform that supports employers that value diversity in identifying and acquiring diverse talent, and facilitating EEO-OFCCP compliance.

The Company has over 2.5 million registered users (or members). We expect that our continued membership growth will support our efforts to further develop the menu of online professional networking and career placement solutions that we offer at no charge to our registered users, and enhance the value we provide to employers seeking to attract diverse talent. New registered users to the Company’s eight professional networking sites are prompted to self-identify by affinity group during the registration process. Based upon a registered users self-identification, they are linked directly to one or more of the Company’s eight affinity networking sites. This significantly enhances the Company’s relevancy to diverse job seekers and to those employers seeking to hire diverse candidates. Additionally, the Company has established systems that distribute jobs to career agencies, including those of state and local governments, that expand the Company’s job distribution beyond its sites and partner networks.

We believe our revenue model is aligned with our focus on serving registered users. We currently provide registered users with access to our websites at no cost, a strategy which we believe will allow us to continue to grow our membership base and promote high levels of member engagement for the mutual benefit of registered users, employers and advertisers.

The Company continues to further expand its partnership relationships with key strategic alliances for job distribution. The relationships now include, but are not limited to, the National Association for the Advancement of Colored People (“NAACP”), VetJobs, an alliance with the Veterans of Foreign Wars (“VFW”), DisabledPersons.com, a leading not-for-profit organization serving employment needs of people with disabilities, Ebony Magazine, Jet Magazine and numerous others. The Company considers its partner alliances to be a key value to its clients.

The Company significantly enhanced its diversity recruitment compliance product offering in the second quarter of 2013, termed Employer Recruitment Intelligent Compliance Assistance (“ERICA”). Our ERICA product has been designed to streamline compliance with the diversity recruitment requirements of the Office of Federal Contract Compliance Programs (OFCCP), which generally require that certain companies having certain federal contracts must implement an affirmative action plan that analyzes the representation of women and minorities in both recruitment and advancement, and where necessary, outlines good faith efforts to increase that representation. The ERICA product provides reporting on delivery of job postings to all of our affinity career sites plus thousands of other employment locations.

The non-renewal of our agreement with Monster Worldwide, which agreement terminated at the end of 2012, had a material impact on revenue and operating cash flow during the first half of 2013. This is primarily because our LinkedIn agreement, which commenced at the start of 2013, provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter, which is half of the $1,000,000 fixed quarterly payments we received from Monster Worldwide.  This also is the main reason for the Company having a net loss of $133,162 and $614,978 for the three months and six months ended June 30, 2013, respectively.

The Company believes that in the long term, the LinkedIn business relationship presents superior opportunities to the Company than its previous arrangement with Monster Worldwide. As discussed further in Note 12 to the accompanying condensed financial statements, we may earn commissions for sales of our services in excess of certain thresholds in addition to the fixed quarterly payments under the LinkedIn agreement. Also, other than the 1,000 companies on LinkedIn’s restricted account list, we are permitted to directly market and sell our products to any company, which we were not permitted to do under our exclusive agreement with Monster Worldwide. However, it will take time to develop and mature our revenue potential and there is no guarantee that we will be successful in generating commissions under our agreement with LinkedIn or generating substantial revenue from sales to recruitment customers directly.

The Company’s revenues are highly dependent on two customers, LinkedIn and Apollo Group. The loss of either major customer would materially and adversely affect the Company’s business, operating results and financial condition. If LinkedIn or Apollo seeks to negotiate its agreement on terms less favorable to the Company and the Company accepts such unfavorable terms, or if the Company seeks to negotiate better terms but is unable to do so, then the Company’s business, operating results and financial condition would be materially and adversely affected. These two customers accounted for 91%, or approximately $885,000, of total gross sales with LinkedIn representing 51% and Apollo Group representing 40% of total gross sales for the three months ended June 30, 2013.

Pursuant to the an agreement with Apollo Group entered into on October 1, 2012, the Company is paid a fixed monthly fee of $116,667 for services and technical solutions provided by the Company to the University of Phoenix and its students and alumni (Apollo Group is the University of Phoenix’s parent company). The primary service provided is for recruitment solutions for the University of Phoenix student and alumni career services. The insertion order for the lead generation for the University of Phoenix, which was the advertising portion of the Company’s business relationship with Apollo, ended by mutual agreement as of June 30, 2013.

While we are focused on developing our relationships with our existing key strategic partners, we believe there are additional opportunities in diversity recruitment that we can benefit from while diversifying our revenue sources. We intend to continue making significant investments in initiatives, such as our direct sales force, to diversify our revenue sources and promote future growth.

As we continue to invest in our core offerings and additional revenue sources, we have increased our operating expenses resulting from the deployment of new features and functionality across our business and the support of our acquired assets. We cannot give assurances that our efforts to improve our results of operations through this strategy will be successful. Our revenue, profitability and future growth depend not only on our ability to execute our business plan and maintain relationships with strategic partners, but also the growth of the diversity recruiting market and our ability to effectively compete with other providers of diversity recruitment services.

The Company remains optimistic about its long-term prospects. Based on our internal analysis, online diversity recruitment spending will be approximately $350 million in 2013. We expect this will increase at a faster rate compared to the general market recruitment revenue over the next decade because of the advent of a multi-cultural majority in America, driven to a significant degree by the population growth in the Hispanic community.

Additionally, we believe that diversity recruitment is of importance to many employers in the U.S. for two main reasons.  First, many U.S. companies perceive that having a diverse workforce that mirrors the diversity of the U.S. is necessary in order to stay competitive and achieve  the company’s potential.  Second, diversity outreach hiring practices are required by certain U.S. federal agencies, which requirements apply to federal contractors and subcontractors.

We believe that we are well positioned to compete in the growing online diversity recruitment market.  There has been an increase in government compliance oversight, which has caused employers to seek compliant solutions that generate applicant flow such as the services we provide. Furthermore, we believe that online diversity recruitment will be an increasingly significant segment of the recruiting industry. Finally, we believe that our strong liquidity position following the Company’s IPO in March 2013 has provided us with the resources necessary to execute our long term business plans.

Recruitment. The majority of our revenue is generated from recruitment revenue and in the fiscal year ended December 31, 2012 approximately two-thirds of our revenue was generated from recruitment revenue.  We had been dependent on Monster Worldwide for all of our recruitment revenue pursuant to an alliance agreement that provided that Monster Worldwide make fixed quarterly payments to us in the amount of $1,000,000 per quarter during the term of the agreement.  The Monster agreement expired on December 31, 2012. We have incurred and expect to continue to incur only de minimis additional labor and costs, and will not receive any additional payments from Monster Worldwide.

We entered into a diversity recruitment partnership agreement with LinkedIn on November 12, 2012, which became effective on January 1, 2013.  Pursuant to the agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter.  This amount is half of the fixed quarterly payments we received from Monster Worldwide which was $1,000,000 per quarter. The fixed quarterly payments are payable regardless of sales volumes or any other performance metric. Under the LinkedIn agreement, we also may earn commissions for sales of our services in excess of certain thresholds as described in more detail in Note 12.  We will not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. Accordingly, any commission earned from LinkedIn sales during any quarter will be reflected in our financial statements for the subsequent quarter, subject to the applicable revenue recognition criteria being met. We did not earn a commission from LinkedIn during the three months ended March 31, 2013 and do not expect to earn a commission for the three months ended June 30, 2013. At this time, we are unable to forecast if there will be commission earned under this agreement for the remainder of 2013.

During the term of our agreement with LinkedIn, we may not permit any competitor of LinkedIn to resell our diversity-based recruitment services. Our agreement does not prohibit LinkedIn from selling its own or any third party’s diversity recruitment services. However, during the term of our agreement with LinkedIn and for a period of one year thereafter, we may not sell our diversity-based recruitment services, directly or indirectly, to any of the 1,000 companies on LinkedIn’s restricted account list. The companies in such restricted accounts list range are of varying sizes, operate in diverse geographical locations and conduct business in different sectors. We believe LinkedIn designated these particular companies in its restricted account list because LinkedIn has established business relationships with these companies and believes that these companies are potential purchasers of diversity recruitment services. We are permitted, however, to market and sell our products to any company that is not on such restricted account list.

During 2012, we commenced development of an internal business plan to market diversity recruitment services to businesses directly. As of July 2013, the Company has developed a team of 30 sales and marketing professionals, of which 24 are employed directly by us and six are third party consultants. The Company’s efforts to build a sales group to market diversity recruitment services to businesses are well underway. The Company has the majority of its planned sales team in place and has begun sales and strategy training for the sales team.  During the quarter ended June 30, 2013, the Company hired Mike Hernandez, Chief Marketing Officer and Communications Officer, who is helping lead the company’s marketing efforts, including new recruitment customer campaigns, search engine optimization and search engine marketing. Revenue derived from direct sales of recruitment services to businesses was approximately $45,000 and $69,000 during the three and six months ended June 30, 2013, respectively.

Despite these advances, the Company’s internal sales team has not developed into a material revenue stream to date nor is there an assurance it will do so in the future. We have budgeted approximately 15% of the net proceeds of the IPO for sales and marketing expenses, including approximately 5% for additional payroll for additional employees in our direct sales team, a portion of which has been expended in connection with developing our current team of sales and marketing professionals.

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

Advertising.  In the second quarter of 2013, we generated most of our advertising revenue from our exclusive advertising relationship with Apollo Group, for which we placed advertising on our websites and to whose website we directed our members to help advance their education. The insertion order for the lead generation for the University of Phoenix with Apollo, which was the advertising portion of the Company’s business relationship with Apollo, ended by mutual agreement as of June 30, 2013.  The Company recognized revenue under the insertion order of $34,914 and $39,039 for the three and six months ended June 30, 2013, respectively.

We feel that the online advertising market for diverse professionals is large enough and competitive enough to allow us to positively adjust to the loss of Apollo as an advertising client in the long term.

Acquisitions. Part of our growth plan is to acquire companies that we believe will add to and/or expand our service offerings. We currently intend to use approximately 40% of the net proceeds of our initial public offering for strategic acquisitions.

On June 14, 2013, we completed the purchase of a proprietary software technology business related to developing career guidance tools for job seekers from Careerimp for $200,000 and if Careerimp’s former CEO remains employed by PDN on December 31, 2013, an additional $200,000. Concurrently with the closing of the acquisition, we hired Careerimp’s former CEO who is responsible for assisting the Company with the technical integration of the acquired technology platform. The acquired technology will be used to enhance the functionality and appeal of our networks and provide our registered users with sophisticated technology to enhance their resumes and increase their potential to have a higher percentage of applications result in interviews.  The primary purpose of the acquisition was to strengthen our technology platform and drive value for our members.

We currently have no other agreements or commitments with respect to acquisitions or investments in other companies. We may, from time to time, explore opportunities to acquire or consolidate some of the companies in our industry, which is highly fragmented.

Seasonality

Our quarterly operating results are affected by the seasonality of employers’ businesses.  Historically, demand for employment hiring is lower during the first quarter and typically increases during the remainder of the year.

Cost of Growth

During the six months ended June 30, 2013, we continued to increase our sales and marketing, as well as, product development expenses. Such expenses are not capitalized under our financial statements, and we do not expect to see significant increased revenues resulting from these investments until the third quarter of 2013 at the earliest. The Company has substantially increased staffing in sales and marketing in the first six months of 2013. The Company does not anticipate a continued increase of staff at the same pace for the balance of 2013. We believe that current staffing levels are sufficient to support successful operations going forward. We may increase staff resulting from a unique personnel opportunity in sales and marketing or from the purchase of another company, in the event that a compelling opportunity presents itself in the future. Therefore, as we execute our strategy to increase advertising and recruitment revenue by hiring additional personnel, expanding our marketing efforts and building a sales team, our profitability has declined and will result in operating deficits until revenue increases as a result of the investments made in sales and marketing.

Results of Operations

The following tables set forth our results of operations for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended
	June 30,		Change	Change
	2013	2012	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$556	$1,000	$(444)	(44.4%)
Consumer advertising and consumer marketing solutions revenue	421	514	(93)	(18.1%)
Total revenues	977	1,514	(537)	(35.5%)

Costs and expenses:
Cost of services	247	197	50	25.6%
Sales and marketing	576	325	251	77.1%
General and administrative	527	201	326	162.3%
Depreciation and amortization	61	22	39	181.0%
Gain on sale of property and equipment	0	0	0	0.0%
Total costs and expenses	1,411	744	666	89.5%
(Loss) income from operations	(434)	769	(1,203)	(156.4%)

Other expense, net	9	(40)	49	(122.8%)
Change in fair value of warrant liability	200	0	200	100.0%
Income tax (benefit) expense	(91)	0	(91)	100.0%
Net (loss) income	$(133)	$729	$(863)	(118.3%)

	For the Six Months Ended
	June 30,		Change	Change
	2013	2012	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$1,092	$2,000	$(908)	(45.4%)
Consumer advertising and consumer marketing solutions revenue	805	1,029	(224)	(21.7%)
Total revenues	1,897	3,029	(1,132)	(37.4%)

Costs and expenses:
Cost of services	486	399	87	21.9%
Sales and marketing	1,032	616	416	67.5%
General and administrative	948	454	494	108.7%
Depreciation and amortization	116	42	74	174.4%
Gain on sale of property and equipment	(5)	0	(5)	100.0%
Total costs and expenses	2,577	1,511	1,066	70.5%
(Loss) income from operations	(681)	1,517	(2,198)	(144.9%)

Other expense, net	(141)	(82)	(59)	72.2%
Change in fair value of warrant liability	311	0	311	100.0%
Income tax (benefit) expense	105	0	105	100.0%
Net (loss) income	$(615)	$1,435	$(2,050)	(142.8%)

Revenue

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding). The period to period comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Percentage of revenue by product:
Recruitment services	57%	66%	58%	66%
Consumer advertising and consumer marketing solutions revenue	43%	34%	42%	34%

Total revenue decreased 35.5% and 37.4% for the three and six months ended June 30, 2013, compared to the same period in the prior year. Revenue from our recruitment solutions decreased $444,000 and $908,000 for the three and six months ended June 30, 2013, respectively, as compared to the prior year, as the fixed fee we receive pursuant to our LinkedIn agreement is half of the fixed fee we received pursuant to our Monster agreement prior to its termination at the end of 2012.

Revenue from our consumer advertising and consumer marketing solutions was $421,000 and $805,000 for the three and six months ended June 30, 2013, respectively, compared to $514,000 and $1,029,000 for the three and six months ended June 30, 2012, respectively. The period over period decrease was primarily the result of changes in our agreements with Apollo Group and a decrease in media revenue as we changed our product offerings. The revenue from our Apollo Education to Careers Agreement, which consists of a fixed monthly fee of $116,667, remained the same. However, the advertising and promotion campaign for Apollo Group's Education to Education Affinity Networking Portal Site ended in June 2012 and such termination resulted in a decrease in revenue of $75,000 and $150,000 for the three and six months ended June 30, 2013. Our media revenue for the three and six months ended June 30, 2013 was $0, compared to ($7,000) and $44,000 for the three and six months ended June 30, 2012, respectively, as our 2013 efforts focused on growing our recruitment solutions products.

Operating Expenses

Cost of services expense: The increase in cost of services expense for the three and six months ended June 30, 2013 was mainly a result of a $71,000 and $145,000 increase in salaries and benefits for the three and six months ended June 30, 2013, respectively, resulting from hiring additional operations personnel in the third quarter of 2012 to support our expected revenue and traffic growth in 2013. The increase was offset by a decrease in our revenue sharing expense associated with our Monster contract, partner services revenue and media products of $5,000 and $29,000 for the three and six months ended June 30, 2013, respectively. Additionally, consulting expenses decreased by $25,000 and $10,000 for the three and six months ended June 30, 2013, respectively, as a result of the decrease in our advertising and media services due to the change in our product offerings. Lower maintenance and operation expenses related to our systems and websites of $3,000 and $21,000 for the three and six months ended June 30, 2013, respectively, also contributed to the fluctuation in our costs and expenses.

Sales and marketing expense: Sales and marketing expense the three months ended June 30, 2013 was $576,000, an increase of $251,000, or 77.1%, compared to $325,000 for the three months ended June 30, 2012. Sales and marketing expense the six months ended June 30, 2013 was $1,032,000, an increase of $416,000, or 67.5%, compared to $616,000 for the six months ended June 30, 2012. The increase primarily consisted of an increase of $153,000 and $225,000 for the three and six months ended June 30, 2013, respectively, in sales and marketing salaries and benefits and a $24,000 and $36,000 increase in sales and marketing travel, meals and entertainment expense for the three and six months ended June 30, 2013, respectively, which resulted from hiring additional staff in the fourth quarter of 2012 to support our 2013 direct sales capabilities. Additionally, consulting expense increased $42,000 and $64,000 for the three and six months ended June 30, 2013, respectively, and marketing expense increased $60,000 and $143,000 for the three and six months ended June 30, 2013, respectively, both related to customer database management tools. The increases were offset by a $29,000 and $62,000 decrease in online marketing expense during the three and six months ended June 30, 2013, respectively.

General and administrative expense:  The increase in general and administrative expenses for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 was primarily due to increases in personnel expenses of $18,000 and $130,000 for the three and six months ended June 30, 2013, respectively, related to the hiring of additional personnel to support our initial public offering, as well as a payment to our former CFO of approximately $89,000 for services previously provided. Additionally, we incurred additional costs of approximately $275,000 and $289,000 for the three and six months ended June 30, 2013 related to being a public company, including costs associated with audit, legal, directors and officers insurance, investor relations and filing fees and registration. We experienced an increase of $27,000 and $67,000 for the three and six months ended June 30, 2013, respectively, in occupancy, technology and communication costs as we moved our corporate headquarters to a larger space and hired additional employees.

Depreciation and amortization expense:  The increase in depreciation and amortization expense for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012 was primarily due to a $37,000 and $71,000 increase in amortization expense for the three and six months ended June 30, 2013, respectively, related to the approximately $320,000 in additions to capitalized software in the third and fourth quarters of 2012 for updating the technology stack of our web product platform to support emerging technologies. Dubbed "V2", the platform was switched over at the end of 2012, though the development continued through the first quarter of 2013.

Other Expenses

Other expenses, net, mainly consists of interest expense. Total interest expense for the three months ended June 30, 2013 and 2012 amounted to $0 and $42,000, respectively. Total interest expense for the six months ended June 30, 2013 and 2012 amounted to $155,000 and $87,000, respectively. The increase in interest expense was primarily attributable to the amortization of the discount on the note payable to one of the note holders as the note was exchanged to equity upon our reorganization on March 4, 2013. Amortization of the discount amounted to $0 and $17,000 for the three months ended June 30, 2013 and 2012, respectively, and $138,000 and $35,000 for the six months ended June 30, 2013 and 2012, respectively, for the note.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. During the three and six months ended June 30, 2013, we recorded a non-cash gain of $200,000 and $311,000, respectively, related to changes in the fair value of our warrant liability liabilities. The change in the fair value of our warrant liability for the three and six months ended June 30, 2013 was primarily the result of changes in our stock price.

Income Tax (Benefit) Expense

As a result of the Company’s completion of its IPO, the Company’s results of operations are taxed as a C Corporation. Prior to the IPO, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes was recorded for periods prior to March 4, 2013.

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the IPO. This resulted in a net deferred tax expense of $105,000 being recognized and included in the tax provision for the six months ended June 30, 2013. The tax expense was determined using an effective tax rate of 40.6% for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to June 30, 2013.

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

Income Taxes

Until March 5, 2013, the Company was a limited liability company which elected to be taxed as a partnership. As such the Company’s income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes had been provided in the accompanying financial statements. The pro forma income tax disclosure presented in the accompanying statements of comprehensive income for the three and six months ended June 30, 2012 are provided to illustrate what the Company’s net income (loss) would have been had income tax expense (benefit) been provided for as a C Corporation for the full reporting period.

Upon the consummation of our reorganization (from an Illinois limited liability company into a Delaware corporation) on March 5, 2013, the Company is now taxed as a “C” Corporation from the time of reorganization through June 30, 2013. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable. As of June 30, 2013, the Company is in a net deferred tax liability position.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2013 and 2012, respectively, and is intended to supplement the more detailed discussion that follows:

	June 30,
	2013	2012
	(in thousands)

Cash and cash equivalents	$20,140	$1,823
Short-term investments	246	248
Working capital	19,965	3,269

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

In March 2013, we received an approximately $18.1 million cash infusion in connection with the completion of our IPO.

The non-renewal of our agreement with Monster Worldwide and the commencement of our business relationship with LinkedIn had a material impact on revenue and operating cash flow during the first half of 2013. This is due to the fact that the LinkedIn agreement provides that LinkedIn makes fixed quarterly payments to us in the amount of $500,000 per quarter, which is half of the $1,000,000 fixed quarterly payments we received from Monster Worldwide.  Despite this, our cash and cash equivalents only were reduced by $373,367 during the second quarter of 2013.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the next twelve months.

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$867	$1,574
Investing activities	(391)	111
Financing activities	18,795	(2,117)
Net increase (decrease) in cash and cash equivalents	$19,271	$(432)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $867,000, primarily due to collection of outstanding receivables. The cash flow provided from operations in 2013 was due to changes in our assets and liabilities consisting of a decrease to accounts receivable of $1,542,000 and an increase in prepaid expenses of $110,000, primarily a result of prepaid directors and officers insurance. Accounts receivable decreased approximately 77% in 2013 while our revenue declined 37%. The decrease in accounts receivable was due to the collection of outstanding receivables, while the increase in prepaid expenses consisted primarily of prepaid business insurance. We had a net loss of $615,000 which included non-cash depreciation and amortization of $116,000, non-cash interest and accretion added to our notes payable of $155,000, a non-cash deferred tax expense of $105,000, and a decrease in the fair value of a warrant liability of $311,000.

Net cash provided by operating activities during the six months ended June 30, 2012 was $1,574,000 primarily due to our increased revenue and increase in operating performance. The cash flow provided from operations in the six months ended June 30, 2012 was due to changes in our assets and liabilities consisting of a decrease in accounts receivable of $111,000 and an increase in accounts payable and accrued expenses of $69,000. Accounts receivable decreased approximately 7% in the six months ended 2012 while our revenue grew 9%. The decrease in accounts receivable was due to the collection of outstanding receivables, while the increase in accounts payable and accrued expenses related to operating expenses and public offering costs. We had net income in the six months ended June 30, 2012 of $1,435,000 which included non-cash depreciation and amortization of $42,000 and non-cash interest and accretion added to our notes payable of $87,000.

Net Cash Provided by/Used in Investment Activities

Net cash used in investing activities for the six months ended June 30, 2013 was $391,000. The cash used in investing activities primarily consisted of $200,000 paid for the acquisition of technology, $165,000 invested in developed technology as the Company embarked on updating the technology stack of its web product platform to support emerging technologies and $33,000 in purchases of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2012 was $111,000. The cash provided by investing activities consisted of $151,000 in proceeds from the sale of marketable securities, offset by a $39,000 investment in developed technology as we incurred costs to update and enhance our websites.

Net Cash Provided by/Used in Financing Activities

Net cash provided by financing activities was $18,795,000 for the six months ended June 30, 2013. The cash provided by financing activities consisted of $19,475,000 in net proceeds from our initial public offering less $479,000 in initial public offering costs paid by the Company, offset by $200,000 in distributions to members of the Company prior to our reorganization.

Net cash used in financing activities was $2,117,000 for the six months ended June 30, 2012. The cash used in financing activities consisted of $1,450,000 in distributions to members of the Company, $96,000 in payments on our notes payable to members of the Company and $571,000 of our public offering costs.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are currently in the process of compiling the system and processing documentation necessary to evaluate and correct a material weakness in internal controls needed to comply with Section 404 of the Sarbanes-Oxley Act. The material weakness relates to segregation of duties within our accounting and financial reporting functions.  This is due to us being a small company with a limited number of employees that are assigned to positions that involve the processing of financial information.

Our management acknowledges the existence of this problem and has initiated a plan to address the problem as soon as reasonably possible given limitations in financial and manpower resources.  Specifically, the Company has hired additional finance personnel to improve our segregation of duties within our accounting and financial reporting functions.  Also, we are in the early stages of a project that involves our Chief Financial Officer leading an analysis with outside resources to identify and report on internal control weaknesses and deficiencies and to enact plans to remediate them.  No assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented. The costs relating to remediating this material weakness primarily will consist of additional employment costs, which we do not expect to have a material effect on our results of operations.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 8, 2013, we completed our IPO of 2,625,000 shares of our common stock at a price to the public of $8.00 per share.  The aggregate offering price for shares sold in the offering was approximately $21 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-187081 and 333-181594), which were declared effective by the SEC on March 4, 2013 and March 7, 2013, respectively. The net proceeds of the offering were approximately $18.1 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 6, 2013 pursuant to Rule 424(b) and has included the $200,000 initial purchase price for the purchase of a proprietary software technology from Careerimp. We invested the funds received from the IPO in a money market account.

As more fully described in Note 11 to our financial statements included in this Quarterly Report, we announced on April 29, 2013 that our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to $1 million of our outstanding common stock over a six-month period. No repurchases were made under the share repurchase program during the fiscal quarter ended June 30, 2013.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	August 12, 2013	By:	/s/ David Mecklenburger
Name: David Mecklenburger Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002