Form 10-Q
period 2013-09-30
Professional Diversity Network, Inc.
filed 2013-11-14
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from_____ to __________ .

Commission File Number: 001-35824

Professional Diversity Network, Inc. (Exact Name of Registrant as Specified in its Charter)
Delaware (State or other jurisdiction of incorporation or organization)	80-0900177 (I.R.S. Employer Identification No.)

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

There were 6,318,227 shares outstanding of the registrant’s common stock as of November 12, 2013.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

PART I
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Professional Diversity Network, Inc. CONDENSED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2013	2012

Current Assets:
Cash and cash equivalents	$19,807,906	$868,294
Accounts receivable	594,149	1,923,048
Marketable securities, at fair value	-	251,349
Prepaid expense	143,452	63,982
Total current assets	20,545,507	3,106,673

Property and equipment, net	52,458	34,863
Security deposits	23,711	23,711
Deferred costs - initial public offering	-	832,240
Capitalized technology, net	676,740	402,890
Goodwill	735,328	635,671
Trade name	90,400	90,400
Deferred tax asset	80,570	-
Total assets	$22,204,714	$5,126,448

Current Liabilities:
Accounts payable	$206,816	$265,013
Accrued expenses	185,855	85,327
Deferred revenue	652,137	500,000
Warrant liability	99,609	-
Total current liabilities	1,144,417	850,340

Notes payable - members, net of original issue discount of $0 and $138,256 as of September 30, 2013 and December 31, 2012, respectively	-	1,487,900
Total liabilities	1,144,417	2,338,240

Commitments and contingencies

Stockholder's Equity
Common stock, $0.01 par value, 25,000,000 shares authorized, 6,318,227 and 3,487,847 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	63,182	34,878
Additional paid in capital	21,883,593	2,751,827
Accumulated deficit	(886,478)	-
Accumulated other comprehensive income	-	1,503
Total stockholders' equity	21,060,297	2,788,208

Total liabilities and stockholders' equity	$22,204,714	$5,126,448

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
Recruitment services	$601,539	$1,000,000	$1,693,330	$3,000,000
Consumer advertising and consumer marketing solutions revenue	377,750	707,932	1,182,682	1,736,470
Total revenues	979,289	1,707,932	2,876,012	4,736,470

Costs and expenses:
Cost of services	235,304	280,500	721,522	679,233
Sales and marketing	606,606	472,524	1,638,433	1,088,536
General and administrative	529,806	295,787	1,477,920	750,062
Depreciation and amortization	66,412	42,557	182,399	84,822
Gain on sale of property and equipment	576	-	(4,158)	-
Total costs and expenses	1,438,704	1,091,368	4,016,116	2,602,653

(Loss) income from operations	(459,415)	616,564	(1,140,104)	2,133,817

Other income (expense)
Interest expense	-	(42,494)	(155,136)	(129,939)
Interest and other income	5,717	3,519	20,073	9,192
Loss on sale of marketable securities	(7,640)	-	(7,640)	-
Other expense, net	(1,923)	(38,975)	(142,703)	(120,747)

Change in fair value of warrant liability	4,456	-	315,759	-

(Loss) income before income taxes	(456,882)	577,589	(967,048)	2,013,070
Income tax benefit	(185,382)	-	(80,570)	-
Net (loss) income	$(271,500)	$577,589	$(886,478)	$2,013,070

Other comprehensive (loss) income:
Net (loss) income	$(271,500)	$577,589	$(886,478)	$2,013,070
Unrealized (losses) gains on marketable securities	(3,782)	6,325	(9,143)	33,992
Reclassification adjustments for losses on marketable securities included in net income	7,640	-	7,640	632
Comprehensive (loss) income	$(267,642)	$583,914	$(887,981)	$2,047,694

Net (loss) income per common share, basic and diluted	$(0.04)	$0.17	$(0.14)	$0.58

Shares used in computing pro forma net (loss) income per common share:
Basic and diluted	6,318,227	3,487,847	6,318,227	3,487,847

Pro-forma computation related to conversion to a C corporation upon completion of initial public offering:
Historical pre-tax net (loss) income before taxes	$(456,882)	$577,589	$(967,048)	$2,013,070
Pro-forma tax (benefit) provision	(185,382)	240,917	(440,677)	833,421
Pro-forma net (loss) income	$(271,500)	$336,672	$(526,371)	$1,179,649
Pro-forma (loss) earnings per share - basic and diluted
Unaudited pro-forma (loss) earnings per share	$(0.04)	$0.10	$(0.08)	$0.34
Weighted average number of shares outstanding	6,318,227	3,487,847	6,318,227	3,487,847

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid In	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2012	3,487,847	$34,878	$2,751,827	$-	$1,503	$2,788,208

Conversion of debt to equity	205,380	2,054	1,640,982	-	-	1,643,036

Net proceeds from initial public offering	2,625,000	26,250	17,690,784	-	-	17,717,034

Reclassification adjustments for losses on marketable securities included in net loss	-	-	-	-	7,640	7,640

Unrealized holding loss on marketable securities	-	-	-	-	(9,143)	(9,143)

Distribution to members	-	-	(200,000)	-	-	(200,000)

Net loss	-	-	-	(886,478)	-	(886,478)

Balance at September 30, 2013	6,318,227	$63,182	$21,883,593	$(886,478)	$-	$21,060,297

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(886,478)	$2,013,070
Adjustments to reconcile net (loss) income to net cash provided by operating activites:
Depreciation and amortization expense	182,399	84,822
Deferred tax benefit	(80,570)	-
Change in fair value of warrant liability	(315,759)	-
Loss on sale of investments, net	7,640	5,530
Amortization of discount/premium on investments	-	(370)
Provision for bad debts	-	49,462
Gain on sale of property and equipment	(4,158)	-
Interest added to notes payable	16,881	77,551
Accretion of interest on notes payable	138,255	52,388
Changes in operating assets and liabilities:
Accounts receivable	1,532,222	(120,906)
Accounts payable	(93,006)	45,211
Accrued expenses	83,205	-
Prepaid expenses	(72,803)	(31,823)
Deferred income	-	(150,000)
Net cash provided by operating activities	507,828	2,024,935

Cash flows from investing activities:
Proceeds from sale of marketable securities	242,206	150,796
Cash paid to purchase technology	(200,000)	-
Cash paid for acquisition, net of cash acquired	(135,945)	-
Costs incurred to develop technology	(243,325)	(132,592)
Sale of property and equipment	6,203	-
Purchases of property and equipment	(32,564)	-
Net cash (used in) provided by investing activities	(363,425)	18,204

Cash flows from financing activities:
Distributions to members	(200,000)	(1,650,000)
Proceeds from IPO, net of offering costs	19,474,565	-
Repayments of notes payable	-	(144,000)
Deferred IPO costs	(479,356)	(605,130)
Net cash provided by (used in) financing activities	18,795,209	(2,399,130)

Net increase (decrease) in cash and cash equivalents	18,939,612	(355,991)
Cash and cash equivalients, beginning of year	868,294	2,254,431
Cash and cash equivalients, end of period	$19,807,906	$1,898,440

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
IPO costs in accounts payable	$30,567	$-
Deferred revenue in accounts receivable	$152,137	$-
Conversion of notes payable to equity	$1,643,036	$-
Reduction of additional paid-in capital for deferred IPO costs	$1,342,163	$-
Fair value of warrant liabilities	$415,368	$-

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

1. Description of Business

Professional Diversity Network, Inc. (the “Company,” “Professional Diversity Network,” “we,” “our” and “us”) is a corporation organized under the laws of Delaware, originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. The Company operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its members in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect members with prospective employers. The Company’s technology platform is integral to the operation of its business.

2. Liquidity, Financial Condition and Management’s Plans

The Company funds its operations principally from cash flows generated in its operating activities, cash on hand and accounts receivable collected.

The Company completed an initial public offering (“IPO”) of its equity securities (Note 12) on March 8, 2013 and received $19,474,565 in proceeds, net of offering costs. The Company incurred approximately $1.3 million of IPO expenses through September 30, 2013 in its efforts to complete the IPO. Expenses incurred in connection with the IPO were accounted for as a reduction of the offering proceeds.

We had been dependent on Monster Worldwide, Inc. (“Monster Worldwide” or “Monster”) for all of our recruitment revenue pursuant to an alliance agreement that expired on December 31, 2012. As more fully described in Note 13 below, we entered into a diversity recruitment partnership agreement with LinkedIn Corporation (“LinkedIn”) on November 12, 2012, which became effective on January 1, 2013. Pursuant to the agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment and advertising on our websites.

The non-renewal of our agreement with Monster Worldwide had a material impact on revenue and operating cash flow during the nine months ended September 30, 2013. With respect to job postings that Monster sold prior to the expiration of our agreement on December 31, 2012, we mutually agreed with Monster to maintain such postings on our websites until June 30, 2013. In addition, we agreed to continue to provide Monster with access to certain data until December 31, 2013. We have incurred and expect to continue to incur only de minimis additional labor and costs, and will not receive any additional payments from Monster Worldwide subsequent to the expiration of our agreement. Additionally, as of January 1, 2013, we have begun to sell our products and services directly to employers, except for those identified as restricted by LinkedIn.

As of September 30, 2013, we have incurred various expenses associated with the evolution of our business. These costs include public company compliance expenses, sales and marketing expenses to access recruiting customers directly and investments in our recruiting platform to better serve our diverse job seekers.

3. Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements as of September 30, 2013 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed balance sheet as of September 30, 2013, condensed statements of comprehensive (loss) income for the three and nine months ended September 30, 2013 and 2012, the condensed statements of cash flows for the nine months ended September 30, 2013 and 2012, and the condensed statements of stockholders’ equity for the nine months ended September 30, 2013 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013 or for any future interim period. The condensed balance sheet at December 31, 2012 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 1, 2013.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

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

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred. For the three months ended September 30, 2013 and 2012, the Company incurred advertising and marketing expenses of approximately $202,000 and $316,000, respectively. For the nine months ended September 30, 2013 and 2012, the Company incurred advertising and marketing expenses of approximately $597,000 and $565,000, respectively.

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

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities as of the date of the IPO. This resulted in a net deferred tax benefit of $80,570 being recognized and included in the tax provision for the nine months ended September 30, 2013. The tax benefit was determined using an effective tax rate of 40.6% for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to September 30, 2013.

The unaudited pro forma computation of income tax benefit included in the condensed statements of comprehensive income (loss), represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced. The following table provides a breakdown of the Company’s net deferred tax asset as of September 30, 2013:

Net operating loss	$368,495
Goodwill and trade name	(85,872)
Developed technology	(180,100)
Property and equipment	(21,953)
$80,570

Fair Value of Financial Assets and Liabilities- Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

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

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions

Financial assets measured at fair value on a recurring basis are summarized below:

	September 30, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value of warrant obligations (Note 11)	$99,609	$-	$-	$99,609

	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$251,349	$251,349	$-	$-

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

The Company uses the Black-Scholes option valuation model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, and risk free rates, as well as volatility.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “(Loss) gain due to change in fair value of derivative instruments” in the Company’s condensed consolidated statements of operations.

As of September 30, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Net (Loss) Earnings per Share - The Company computes basic net (loss) earnings per share by dividing net (loss) earnings per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net (loss) income per share for the three and nine months ended September 30, 2013 and 2012 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

	2013	2012
Warrants to purchase common stock	131,250	---

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02-Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2013-05 and ASU 2013-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013 and the adoption did not have an impact on the condensed quarterly financials but may have an impact in future periods.

4. Acquisition

On September 20, 2013, the Company completed its acquisition of Personnel Strategies, Inc. (“PSI”) pursuant to an Asset Purchase Agreement, dated September 18, 2013, by and among the Company and PSI, pursuant to which the Company acquired certain assets and assumed certain liabilities of PSI for an aggregate purchase price of $200,000.  The Company concurrently hired PSI’s former CEO and committed to pay him an additional $100,000 on each of September 20, 2014 and 2015, contingent upon the former CEO’s continued employment on each of those respective dates. Additionally, the former CEO may receive up to an additional $100,000 on each of September 20, 2014 and 2015, provided certain cash flow targets are met. The Company acquired PSI in order to expand its networking capabilities and enhance the Company’s diversity recruitment offerings by creating networking events that assist corporations in their compliance initiatives while providing diverse professionals with face-to-face time with corporate recruiters.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values. The operating results for PSI are included in the condensed financial statements from the effective date of acquisition of September 20, 2013 and did not have a material impact for the nine months ended September 30, 2013.

The allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded prior to the finalization of more detailed analyses will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. The preliminary allocation of the purchase price is summarized as follows:

Cash consideration paid by the Company	$200,000

Allocated to:
Cash	$64,055
Accounts receivable	51,186
Prepaid expenses	6,667
Accounts payable	(4,242)
Accrued expenses	(17,323)
Net assets acquired	100,343
Goodwill	99,657
$200,000

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing business and an experienced workforce. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Goodwill is subject to a test for impairment on an annual basis. Supplemental pro forma information has not been presented because the effect of this acquisition was not material to the Company’s financial results.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

5. Marketable Securities

The Company did not have any investments in marketable securities at September 30, 2013. Investments in marketable securities at December 31, 2012 are as follows:

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity
Exchange traded fund	$249,846	$1,503	$-	$251,349

6. Capitalized Technology

Capitalized Technology, net is as follows:

	September 30, 2013	December 31, 2012
Capitalized cost:
Balance, beginning of period	$734,291	$376,044
Additional capitalized cost	243,325	358,247
Purchased technology	200,000	-
Balance, end of period	$1,177,616	$734,291

Accumulated amortization:
Balance, beginning of period	$331,401	$229,897
Provision for amortization	169,475	101,504
Balance, end of period	$500,876	$331,401
Net Capitalized Technology	$676,740	$402,890

Beginning the third quarter of 2012, the Company embarked on updating the technology stack of its web product platform to support emerging technologies. The Company switched over to the platform, dubbed “V2,” at the end of year 2012, though the development and improvement will continue on an ongoing basis.

On June 14, 2013, the Company completed the purchase of a proprietary software technology from Careerimp, Inc. (“Careerimp”) for $200,000. The Company concurrently hired Careerimp’s former CEO and committed to pay Careerimp an additional $200,000 contingent upon the former CEO’s continued employment through December 31, 2013. The Company recorded $100,000 of this contingent liability, which is included as a component of accrued expenses in the accompanying condensed balance sheet at September 30, 2013 and also included in general and administrative expenses in the accompanying condensed statements of comprehensive (loss) income for the three and nine months ended September 30, 2013. Careerimp’s former CEO is responsible for assisting the Company with the technical integration of the acquired technology platform.

Amortization expense of $61,856 and $39,557 for the three months ended September 30, 2013 and 2012, respectively, and $169,475 and $75,822 for the nine months ended September 30, 2013 and 2012, respectively, is recorded in depreciation and amortization expense in the accompanying condensed statement of comprehensive (loss) income.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

7. Property and Equipment

Property and Equipment is as follows:

	September 30, 2013	December 31, 2012
Computer hardware	$68,603	$64,759
Furniture and fixtures	28,076	19,884
Leasehold improvements	18,171	13,876
	114,850	98,519
Less: Accumulated depreciation	62,392	63,656
	$52,458	$34,863

Depreciation expense was $4,556 and $3,000 for the three months ended September 30, 2013 and 2012, respectively, and $12,924 and $9,000 for the nine months ended September 30, 2013 and 2012, respectively, and is recorded in depreciation and amortization expense in the accompanying condensed statements of comprehensive (loss) income.

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012
Asset integration services	$100,000	$-
Sales and marketing	39,000	18,541
Deferred rent	13,932	6,149
Taxes	8,307	28,199
Payroll liabilities	3,474	1,094
Other	21,142	31,344
	$185,855	$85,327

9. Notes Payable

As of September 30, 2013, no notes payable are outstanding. As part of our reorganization in connection with our IPO, we entered into a debt exchange agreement with the three founders of the Company, whereby three outstanding promissory notes in the principal amounts of $1,341,676, $142,000 and $37,143 plus accrued interest owed to them, respectively, were exchanged for 168,982 shares, 28,851 shares and 7,547 shares of common stock, respectively, at a price per share equal to the initial public offering price, which was $8.00 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

At December 31, 2012, notes payable included the three notes described above. The interest rate on the notes was 6% per annum, with all unpaid interest and principal due on November 1, 2014. The Company assumed one of such notes payable at an acquisition date fair value of $692,614 and a face value of $1,341,676. The discount on the note was recorded at 6.055%.

The remaining unamortized discount was $0 and $138,255 at September 30, 2013 and December 31, 2012, respectively. Total notes payable including accrued but unpaid interest amounted to $0 and $1,487,900 as of September 30, 2013 and December 31, 2012, respectively. Interest expense on these note obligations amounted to $0 and $42,493 for the three months ended September 30, 2013 and 2012, respectively, and $155,136 and $129,939 for the nine months ended September 30, 2013 and 2012, respectively. Interest expense includes the amortization of the debt discount of $0 and $17,727 for the three months ended September 30, 2013 and 2012, respectively, and $138,255 and $52,388 for the nine months ended September 30, 2013 and 2012, respectively. Payments on the notes were $0 and $144,000 for the nine months ended September 30, 2013 and 2012, respectively.

10. Commitments and Contingencies

Lease Obligations - The Company leases office space under two operating lease agreements. The first agreement was scheduled to expire in 2014 and provided for monthly rent of $4,048. In January 2013, we exercised an early termination option clause and, accordingly, this lease expired in October 2013. The Company paid a lease termination fee of $13,090 in connection with the exercise of the early termination clause. On January 18, 2013, we entered into a sublease agreement for our former headquarters space of approximately 1,870 square feet. The sublease provided $3,000 per month rent and expired on October 31, 2013. On December 16, 2012 the Company entered into a second and separate operating lease agreement commencing on January 1, 2013 to lease 4,600 square feet of office space. The lease expires on June 30, 2015 and provides for monthly rent of $4,064 for the first 10 months and $6,386 per month for the remaining 20 months of the lease.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

Rent expense, amounting to $10,739 and $10,480 for the three months ended September 30, 2013 and 2012, respectively, and $54,985 and $31,439 for the nine months ended September 30, 2013 and 2012, respectively, is included in general and administrative expense in the condensed statements of comprehensive (loss) income. Included in rent expense for the three and nine months ended September 30, 2013 is $9,000 and $25,500, respectively, of sublease income.

Future minimum payments under the leases at September 30, 2013 are as follows:

Year ending December 31,
2013 (remaining 3 months)	$21,427
2014	99,589
2015	38,313
Total	$159,329

11. Warrant Liability

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

The warrant liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	September 30, 2013		March 4, 2013
Strike price	$10.00		$10.00
Market price	$4.61		$8.00
Expected life	5.42	years	6.00	years
Risk-free interest rate	0.86%		0.86%
Dividend yield	0.00%		0.00%
Volatility	41%		48%
Warrants outstanding	131,250		131,250
Fair value of warrants	$99,609		$415,368

The fair value of the warrant liability decreased to $99,609 at September 30, 2013 from $415,368 at March 4, 2013. Accordingly, the Company decreased the warrant liability by $4,456 and $315,759 to reflect the change in the fair value of the warrant instruments for the respective three and nine month periods ended September 30, 2013, which is included in the accompanying condensed statement of operations for the three and nine months ended September 30, 2013, respectively. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Beginning balance	$-
Initial warrant valuation	(415,368)
Net unrealized gain	315,759
Ending balance	$(99,609)

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

12. Stockholders’ Equity

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

Preferred Stock – The Company has no preferred stock issued. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Warrant – In connection with the IPO, the Company issued a warrant for 131,250 shares of common stock to the underwriter in connection with this offering that will remain outstanding after this offering at an exercise price of $10.00 per share, equal to 125% of the initial public offering price with an expiration date of March 4, 2019.

Common Stock – Following its IPO, the Company had one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of September 30, 2013, the Company had 6,318,227 shares of common stock outstanding.

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

Share Repurchase Program – On April 29, 2013, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1 million of its outstanding common stock. The repurchases under the program will be made from time to time over a six month period at prevailing market prices in open market or privately negotiated transactions, depending upon market conditions. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be held in treasury. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. As of September 30, 2013, the Company has not acquired any of its outstanding common stock.

13. Customer Concentration

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

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended		Percentage of Revenue During the Nine Months Ended		Percentage of Accounts Receivable at
	September 30,		September 30,		September 30,	December 31,
	2013	2012	2013	2012	2013	2012
LinkedIn	51%	-	52%	-	-	-
Monster	-	59%	-	63%	-	52%
Apollo	36%	35%	38%	32%	59%	20%

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

Recruitment Revenue

Revenues from the Company’s recruitment services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable. The Company’s recruitment revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services.

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

On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013. Pursuant to our agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter. The fixed quarterly payments are payable regardless of sales volumes or any other performance metric. The initial term of the agreement is for three years and will automatically renew for successive one year periods, unless terminated by either party, as permitted by the agreement.

Pursuant to the LinkedIn agreement, we may earn additional commission payments from LinkedIn (i) if certain sales levels are achieved and (ii) we may earn revenue by selling our services directly. Under our agreement with LinkedIn, we will receive (i) no commissions on the first $10 million of LinkedIn’s revenue from the sale of our services during any calendar year, (ii) 20% commission on LinkedIn’s revenue from the sale of our services during any calendar year that is in excess of $10 million and less than $50 million, and (iii) 15% commission on LinkedIn’s revenue from the sale of our services during any calendar year that is in excess of $50 million. As an example solely to illustrate the stair-step structure of our commission schedule with LinkedIn, if LinkedIn sells $60 million of our services during any calendar year, we would receive $9.5 million in commission revenue for such year, in addition to our fixed payments. This is because we would earn no commission revenue for the first $10 million of LinkedIn sales of our services, $8 million in commission revenue for the next $40 million of LinkedIn sales of our services and $1.5 million in commission revenue for the remaining $10 million of LinkedIn sales of our services. We will not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. Accordingly, any commission earned from LinkedIn sales during any quarter will be reflected in our financial statements for the subsequent quarter, subject to the applicable revenue recognition criteria being met. We did not earn a commission from LinkedIn during the six months ended June 30, 2013 and do not expect to earn a commission for the three months ended September 30, 2013.

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

On October 1, 2012, the Company entered into an agreement with Apollo Group that provides for a fixed monthly fee of $116,667 for services and technical solutions provided by the Company to the University of Phoenix and its students and alumni. The primary service provided is for recruitment solutions for the University of Phoenix student and alumni career services. The Company recognized revenue under this agreement in the amount of $350,000 and $1,050,000 during the three and nine months ended September 30, 2013, respectively.

In January 2012, the Company launched an advertising and promotion campaign for the University of Phoenix containing digital banners, dedicated email blasts and weekly blogs. The Company guaranteed at least 30,000 visits to the sites over a six month period or was required to refund any shortfall at $5.00 per visit less than 30,000 visits or extend the agreement until the 30,000 visit guarantee is reached. Site visits for the number of users were measured through an outside service which monitored the Company’s compliance with such minimum visits requirement. Total fees payable could not exceed $150,000. The Company recognized the lesser of (i) 1/6th of the $150,000 fee per month for each of the 6 months during the minimum measurement period of January 1, 2012 through June 30, 2012, or (ii) the cumulative number of visits through the end of such month. The Company recognized revenue under this agreement of $0 and $150,000 during the nine months ended September 30, 2013 and 2012, respectively. The Company did not recognize any revenue under this agreement during the three months ended September 30, 2013 and 2012.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

On June 11, 2012, we agreed to an insertion order with Apollo Group that replaced the above January 2012 advertising and promotion campaign for the University of Phoenix. The insertion order provided for payment to us of up to $150,000 per month for a period of 12 months based upon the number of persons we referred to the University of Phoenix who expressed an interest in obtaining information about attending the University of Phoenix. There was no guaranteed payment associated with the insertion order for the lead generation for the University of Phoenix. The Company recognized revenue under the insertion order of $0 and $249,021 for the three months ended September 30, 2013 and 2012, respectively, and $39,039 and $313,321 for the nine months ended September 30, 2013 and 2012, respectively. The insertion order for the lead generation for the University of Phoenix ended by mutual agreement as of June 30, 2013.

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

Overview

Professional Diversity Network develops and operates online professional networking communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent. Our networking communities harness our relationship recruitment methodology to facilitate and empower professional networking within common affinities. We believe that those within a common affinity often are more aggressive in helping others within their affinity progress professionally. The Company operates these relationship recruitment affinity groups within the following sectors: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Student and Graduates seeking to transition from education to career. Our online platform provides employers a means to identify and acquire diverse talent and assist them with their efforts to comply with the Equal Employment Opportunity-Office of Federal Contract Compliance Program (“OFCCP”).

The Company currently has over 2.6 million registered users. We expect that our continued membership growth will enable us to further develop our menu of online professional diversity networking and career placement solutions. Additionally, the Company has established systems to distribute jobs in an OFCCP compliant manner to career agencies, including those of state and local governments.

The Company added over 122,000 registered users during the 3 months ended September 30, 2013, representing an increase of total registered users of 33% from September 30, 2012.

We currently provide registered users with access to our websites at no cost, a strategy which we believe will allow us to continue to grow our membership base and promote high levels of member engagement for the mutual benefit of registered users, employers and advertisers.

The Company continues to expand its partnership relationships with key strategic alliances that we believe are valuable to our core clients. The Company currently maintains relationships with the following key strategic allies:  the National Black MBA Association, the National Association for the Advancement of Colored People; VetJobs; Veterans of Foreign Wars; DisabledPersons.com, a leading not-for-profit organization serving employment needs of people with disabilities; ALPFA, an organization dedicated to building Latino business leaders; Latino(a)s in Tech Innovation & Social Media; Illinois Hispanic Nursing Association;Women in Biology; Black Sales Journal; Ebony Magazine and numerous others. The Company considers its partner alliances to be a key value to its clients because it enables the Company to expand its job distribution and outreach efforts.

During the third quarter of 2013, the Company enhanced its Employer Recruitment Intelligent Compliance Assistance (“ERICA”) product. The ERICA product was designed to align corporate compliance efforts with the diversity recruitment requirements of the OFCCP.

Revenue.  The Company realized $979,289 in total revenue during the three month period ended September 30, 2013, compared to $1,707,932 in the same prior year period, representing a 42.7% decrease.  The drop in total revenue is primarily attributable to the non-renewal of our agreement with Monster Worldwide, which terminated at the end of 2012. In January 2013, the Company began a distribution agreement with LinkedIn, which is one of the world’s largest online sites for recruitment and professional development.  The distribution agreement provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter.

The Company’s revenues are highly dependent on two customers:  LinkedIn and Apollo Group. Apollo Group is the parent company of the University of Phoenix, the country’s largest private university offering more than 100 degree programs as well as internet curriculum in most countries around the world.  The loss of either major customer would materially and adversely affect the Company’s business, operating results and financial condition. If LinkedIn or Apollo seeks to renegotiate its agreement on terms less favorable to the Company and the Company accepts such unfavorable terms, or if the Company seeks to negotiate better terms but is unable to do so, then the Company’s business, operating results and financial condition would be materially and adversely affected. These two customers accounted for 87%, or approximately $850,000, of total gross sales with LinkedIn representing 51% and Apollo Group representing 36% of total gross sales for the three months ended September 30, 2013.

Pursuant to the agreement with Apollo Group entered into on October 1, 2012, the Company is paid a fixed monthly fee of $116,667 for services and technical solutions provided by the Company to the University of Phoenix and its students and alumni (Apollo Group is the University of Phoenix’s parent company). The Company primarily provides recruitment solutions for the University of Phoenix student and alumni career services.

Recruitment Services. The majority of our revenue is generated from job recruitment advertising and in the fiscal year ended December 31, 2012 approximately two-thirds of our revenue was generated from recruitment advertising.

We entered into a diversity recruitment partnership agreement with LinkedIn on November 12, 2012, which became effective on January 1, 2013.  Pursuant to the agreement, LinkedIn may resell to its customers, diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter.  This amount is half of the fixed quarterly payments we received from Monster Worldwide which was $1,000,000 per quarter. The fixed quarterly payments are payable regardless of sales volumes or any other performance metric. The initial term of the agreement is for three years and will automatically renew for successive one year periods, unless terminated by either party, as permitted by the agreement. Under the LinkedIn agreement, we also may earn commissions for sales of our services in excess of certain thresholds as described in more detail in Note 13.  We will not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. Accordingly, any commission earned from LinkedIn sales during any quarter will be reflected in our financial statements for the subsequent quarter, subject to the applicable revenue recognition criteria being met. We did not earn a commission from LinkedIn during the six months ended June 30, 2013 and do not expect to earn a commission for the three months ended September 30, 2013. While we are experiencing increased recruitment demand via our LinkedIn alliance, we are unable to forecast if there will be commission earned under this agreement for the remainder of 2013.

As of September 2013, the Company has developed a team of 26 sales and marketing professionals. Revenue derived from direct sales of recruitment services to businesses was approximately $85,000 and $154,000 during the three and nine months ended September 30, 2013, respectively. The Company tracks direct revenues booked for its services originating from the Company’s direct sales force and via e-commerce by period. Direct revenues booked during the third quarter of 2013 were $170,000, compared to $67,000 in the second quarter of 2013, representing a quarterly increase of 154%.

Acquisitions. Part of our growth plan is to acquire companies that we believe will add to and/or expand our service offerings.

On June 14, 2013, we completed the purchase of the proprietary software technology related to developing career guidance tools for job seekers from Careerimp Inc.  The terms of the purchase were an initial cash payment of $200,000 plus an additional payment of $200,000 to Careerimp’s former CEO if he remains employed by PDN on December 31, 2013. The technology acquired by us from Careerimp is being used to enhance the functionality and appeal of our networks and provide our registered users with sophisticated technology to enhance their resumes and increase their potential to have a higher percentage of applications result in interviews.

The Company made an additional strategic acquisition in the third quarter of 2013 in order to expand its networking capabilities.  The Company purchased the assets of Personnel Strategies Inc. (“PSI”), a producer of diversity focused career fairs, on September 20, 2013 for an aggregate purchase price of $200,000. We concurrently hired PSI’s former CEO and committed to pay him an additional $100,000 on each of September 20, 2014 and 2015, contingent upon the former CEO’s continued employment on each of those respective dates. Additionally, the former CEO may receive up to an additional $100,000 on September 20, 2014 and 2015 provided certain cash flow targets are met.  PSI is a producer of approximately 25 to 30 career fairs annually in major market locations across the nation reaching approximately 500 employers and 20,000 diverse job seekers.  The acquisition will enhance the Company’s diversity recruitment offerings and help build brand awareness of Professional Diversity Network, Inc.

We currently have no other agreements or commitments with respect to acquisitions or investments in other companies. However, we continue to explore opportunities to acquire or consolidate some of the companies in our industry, which is highly fragmented.

Seasonality

Our quarterly operating results are affected by the seasonality of employers’ businesses. Historically, demand for employment hiring is lower during the first quarter and typically increases during the remainder of the year.

Costs and Expenses

During the nine months ended September 30, 2013, we continued to increase our expenditures on sales and marketing from $1,088,536 to $1,638,433, an increase of 51%. The change is primarily attributable to the growth and development of our direct Sales and Marketing team.  These expenses are not capitalized within our financial statements. The Company has substantially increased staffing in sales and marketing in the first nine months of 2013, adding approximately 24 sales and marketing employees. The Company does not anticipate a continued increase of staff at the same pace for the balance of 2013. We believe that current staffing levels are sufficient to support successful operations for the foreseeable future. We may increase staff resulting from a unique personnel opportunity in sales and marketing or from the purchase of another company or when management believes that it is beneficial for the Company to do so.

Results of Operations

The following tables set forth our results of operations for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended
	September 30,		Change	Change
	2013	2012	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$602	$1,000	$(398)	(39.8%)
Consumer advertising and consumer marketing solutions revenue	378	708	(330)	(46.6%)
Total revenues	979	1,708	(729)	(42.7%)

Costs and expenses:
Cost of services	235	281	(45)	(16.1%)
Sales and marketing	607	473	134	28.4%
General and administrative	530	296	234	79.1%
Depreciation and amortization	66	43	24	56.1%
Gain on sale of property and equipment	1	0	1	100.0%
Total costs and expenses	1,439	1,091	347	31.8%
(Loss) income from operations	(459)	617	(1,076)	(174.5%)

Other expense, net	(2)	(39)	37	(95.1%)
Change in fair value of warrant liability	4	0	4	100.0%
Income tax benefit	(185)	0	(185)	(100.0%)
Net (loss) income	$(271)	$578	$(849)	(147.0%)

	For the Nine Months Ended
	September 30,		Change	Change
	2013	2012	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$1,693	$3,000	$(1,307)	(43.6%)
Consumer advertising and consumer marketing solutions revenue	1,183	1,736	(554)	(31.9%)
Total revenues	2,876	4,736	(1,860)	(39.3%)

Costs and expenses:
Cost of services	722	679	42	6.2%
Sales and marketing	1,638	1,089	550	50.5%
General and administrative	1,478	750	728	97.0%
Depreciation and amortization	182	85	98	115.0%
Gain on sale of property and equipment	(4)	0	(4)	(100.0%)
Total costs and expenses	4,016	2,603	1,413	54.3%
(Loss) income from operations	(1,140)	2,134	(3,274)	(153.4%)

Other expense, net	(143)	(121)	(22)	18.2%
Change in fair value of warrant liability	316	0	316	100.0%
Income tax benefit	(81)	0	(81)	(100.0%)
Net (loss) income	$(886)	$2,013	$(2,900)	(144.0%)

Revenue

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding). The period to period comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Percentage of revenue by product:
Recruitment services	61%	59%	59%	63%
Consumer advertising and consumer marketing solutions revenue	39%	41%	41%	37%

Total recruitment services revenue decreased 40% and 44% for the three and nine months ended September 30, 2013, compared to the same period in the prior year. Revenue from our recruitment solutions decreased $398,000 and $1,307,000 for the three and nine months ended September 30, 2013, respectively, as compared to the prior year, as the fixed fee we receive pursuant to our LinkedIn agreement is half of the fixed fee we received pursuant to our Monster agreement prior to its termination at the end of 2012.

Revenue from our consumer advertising and consumer marketing solutions was $378,000 and $1,183,000 for the three and nine months ended September 30, 2013, respectively, compared to $708,000 and $1,736,000 for the three and nine months ended September 30, 2012, respectively. The period over period decrease was primarily the result of changes in our agreements with Apollo Group and a decrease in media revenue as we changed our product offerings. The revenue from our Apollo Education to Careers Agreement, which consists of a fixed monthly fee of $116,667, remained the same. However, the advertising and promotion campaign for Apollo Group's Education to Education Affinity Networking Portal Site ended in June 2012 and such termination resulted in a decrease in revenue of $150,000 for the nine months ended September 30, 2013. Additionally, we mutually ended our insertion order agreement with the Apollo Group for lead generation for the University of Phoenix in June 2013 and such termination resulted in a decrease in revenue of $249,000 and $274,000 for the three and nine months ended September 30, 2013, respectively.  Our media revenue for the three and nine months ended September 30, 2013 was $0, compared to $73,000 and $117,000 for the three and nine months ended September 30, 2012, respectively, as our 2013 efforts focused on growing our recruitment solutions products.

Operating Expenses

Cost of services expense: The decrease in cost of services for the three months ended September 30, 2013 was primarily attributable to a $41,000 decrease in our revenue sharing expense associated with our Monster contract, partner services revenue and media products, as well as a decrease in consulting expenses of $13,000 due to the decrease in our advertising and media services resulting from the change in our product offerings.

The increase in cost of services expense for the nine months ended September 30, 2013 was mainly a result of a $150,000 increase in salaries and benefits for the nine months ended September 30, 2013 resulting from hiring additional operations personnel in the third quarter of 2012 to support our expected revenue and traffic growth in 2013. The increase was offset by a $71,000 decrease in our revenue sharing expense associated with our Monster contract, partner services revenue and media products for the nine months ended September 30, 2013. Additionally, consulting expenses decreased by $23,000 for the nine months ended September 30, 2013 as a result of the decrease in our advertising and media services due to the change in our product offerings. Lower maintenance and operation expenses related to our systems and websites, which resulted in a decrease of $17,000 for the nine months ended September 30, 2013, also contributed to the fluctuation in our costs and expenses.

Sales and marketing expense: Sales and marketing expense for the three months ended September 30, 2013 was $607,000, an increase of $134,000, or 28%, compared to $473,000 for the three months ended September 30, 2012. Sales and marketing expense for the nine months ended September 30, 2013 was $1,638,000, an increase of $550,000, or 51%, compared to $1,089,000 for the nine months ended September 30, 2012. The increase primarily consisted of an increase of $221,000 and $455,000 for the three and nine months ended September 30, 2013, respectively, in sales and marketing salaries, commissions and benefits and a $27,000 and $63,000 increase in travel, meals and entertainment expense for the three and nine months ended September 30, 2013, respectively, which resulted from hiring additional staff to support our 2013 direct sales capabilities. Additionally, consulting expense increased $36,000 and $100,000 for the three and nine months ended September 30, 2013, respectively, and marketing expense increased $71,000 and $214,000 for the three and nine months ended September 30, 2013, respectively, both related to customer database management tools. The increases were partially offset by a $224,000 and $286,000 decrease in online marketing expense during the three and nine months ended September 30, 2013, respectively as a result of the 2013 initiative to market and sell directly to potential customers.

General and administrative expense: The increase in general and administrative expenses for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, was primarily due to increases in personnel expenses of $50,000 and $179,000 for the three and nine months ended September 30, 2013, respectively, related to the hiring of additional personnel to support our initial public offering, as well as a payment during the first quarter of 2013 to our former CFO of approximately $89,000 for services provided. We incurred additional costs of approximately $181,000 and $470,000 for the three and nine months ended September 30, 2013 related to being a public company, including costs associated with audit, legal, directors and officers insurance, investor relations and filing fees and registration. In connection with the acquisition of the software technology from Careerimp in June 2013, we committed to pay Careerimp an additional $200,000 contingent upon the former CEO’s continued employment with PDN through December 31, 2013. We recorded $100,000 of this contingent liability during the three and nine months ended September 30, 2013. We also experienced an increase of $8,000 and $76,000 for the three and nine months ended September 30, 2013, respectively, in occupancy, technology and communication costs as we moved our corporate headquarters to a larger space and hired additional employees. The increase was offset by a $28,000 decrease in travel, meals and entertainment expense for the three and nine months ended September 30, 2013 and a $49,000 decrease in bad debt expense for the three and nine months ended September 30, 2013.

Depreciation and amortization expense: The increase in depreciation and amortization expense for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, was primarily due to a $14,000 and $85,000 increase in amortization expense for the three and nine months ended September 30, 2013, respectively, related to the approximately $320,000 in additions to capitalized software in the third and fourth quarters of 2012 for updating the technology stack of our web product platform to support emerging technologies. We switched over to the platform, dubbed “V2,” at the end of 2012, though the development continued through the first quarter of 2013.

Other Expenses

Included in other expenses, net, for the three months ended September 30, 2013 and 2012 is interest expense in the amount of $0 and $42,000, respectively. Total interest expense for the nine months ended September 30, 2013 and 2012 amounted to $155,000 and $130,000, respectively. Interest expense is primarily attributable to the amortization of the discount on the note payable to one of the note holders as the note was exchanged to equity upon our reorganization on March 4, 2013. Amortization of the discount amounted to $0 and $17,000 for the three months ended September 30, 2013 and 2012, respectively, and $138,000 and $52,000 for the nine months ended September 30, 2013 and 2012, respectively, for the note.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. During the three and nine months ended September 30, 2013, we recorded a non-cash gain of $4,000 and $316,000, respectively, related to changes in the fair value of our warrant liability liabilities. The change in the fair value of our warrant liability for the three and nine months ended September 30, 2013 was primarily the result of changes in our stock price.

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

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the IPO. This resulted in a net deferred tax benefit of $81,000 being recognized and included in the tax provision for the nine months ended September 30, 2013. The tax benefit was determined using an effective tax rate of 40.6% for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to September 30, 2013.

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

Income Taxes

Until March 5, 2013, the Company was a limited liability company which elected to be taxed as a partnership. As such the Company’s income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes had been provided in the accompanying financial statements. The pro forma income tax disclosure presented in the accompanying statements of comprehensive income for the three and nine months ended September 30, 2012 are provided to illustrate what the Company’s net income (loss) would have been had income tax expense (benefit) been provided for as a C Corporation for the full reporting period.

Upon the consummation of our reorganization (from an Illinois limited liability company into a Delaware corporation) on March 5, 2013, the Company is now taxed as a “C” Corporation from the time of reorganization through September 30, 2013. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable. As of September 30, 2013, the Company is in a net deferred tax asset position.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2013 and 2012, respectively, and is intended to supplement the more detailed discussion that follows:

	September 30,
	2013	2012
	(in thousands)

Cash and cash equivalents	$19,808	$1,898
Short-term investments	$0	$254
Working capital	$19,401	$3,563

Our principal sources of liquidity are our cash and cash equivalents, marketable securities, cash generated from operations and the net proceeds from our initial public offering. Our payment terms for our customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

In March 2013, we received an approximately $18.1 million cash infusion in connection with the completion of our IPO.

The non-renewal of our agreement with Monster Worldwide and the commencement of our business relationship with LinkedIn had a material impact on revenue and operating cash flow during the nine months ended September 30, 2013. This is due to the fact that the LinkedIn agreement provides that LinkedIn makes fixed quarterly payments to us in the amount of $500,000 per quarter, which is half of the $1,000,000 fixed quarterly payments we received from Monster Worldwide. Despite this, our cash and cash equivalents were reduced by $705,000 during the second and third quarters of 2013, primarily due to the acquisition of the developed technology from Careerimp and the acquisition of PSI.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the next twelve months.

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$508	$2,025
Investing activities	(363)	18
Financing activities	18,795	(2,399)
Net increase (decrease) in cash and cash equivalents	$18,940	$(356)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Provided by Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $508,000. The cash flow provided from operations in 2013 was due to changes in our assets and liabilities mainly consisting of a decrease to accounts receivable of $1,532,000 and an increase in prepaid expenses of $73,000. Accounts receivable decreased approximately 69% in 2013 while our revenue declined 39%. The decrease in accounts receivable was due to the collection of outstanding receivables, while the increase in prepaid expenses consisted primarily of prepaid directors and officers insurance. We had a net loss of $886,000 which included non-cash depreciation and amortization of $182,000, non-cash interest and accretion added to our notes payable of $155,000, a non-cash deferred tax benefit of $81,000, and a decrease in the fair value of a warrant liability of $316,000.

Net cash provided by operating activities during the nine months ended September 30, 2012 was $2,025,000 primarily due to our increased revenue and increase in operating performance. We had net income in the nine months ended September 30, 2012 of $2,013,000 which included non-cash interest and accretion added to our notes payable of $130,000, non-cash depreciation and amortization of $85,000 and a provision for bad debt expense of $49,000. Changes in our assets and liabilities during the nine months ended September 30, 2012 used cash of $258,000, primarily consisting of a decrease in accounts receivable of $121,000 and a decrease in deferred income of $150,000.

Net Cash Provided by/Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was $363,000. The cash used in investing activities primarily consisted of $200,000 paid for the acquisition of technology, $243,000 invested in developed technology as the Company embarked on updating the technology stack of its web product platform to support emerging technologies, $135,000 of net cash paid for the acquisition of PSI and $33,000 in purchases of property and equipment. This was offset by proceeds from the sale of marketable securities of $242,000.

Net cash provided by investing activities for the nine months ended September 30, 2012 was $18,000. The cash provided by investing activities consisted of $151,000 in proceeds from the sale of marketable securities, offset by a $133,000 investment in developed technology as we incurred costs to update and enhance our websites.

Net Cash Provided by/Used in Financing Activities

Net cash provided by financing activities was $18,795,000 for the nine months ended September 30, 2013. The cash provided by financing activities consisted of $19,475,000 in net proceeds from our initial public offering less $479,000 in initial public offering costs paid by the Company, offset by $200,000 in distributions to members of the Company prior to our reorganization.

Net cash used in financing activities was $2,399,000 for the nine months ended September 30, 2012. The cash used in financing activities consisted of $1,650,000 in distributions to members of the Company, $144,000 in payments on our notes payable to members of the Company and $605,000 of our public offering costs.

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

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are currently in the process of compiling the system and processing documentation necessary to evaluate and correct a material weakness in internal controls needed to comply with Section 404 of the Sarbanes-Oxley Act. The material weakness relates to segregation of duties within our accounting and financial reporting functions and our ability to apply complex accounting principles, including those relating to applicable SEC pronouncements. This is due to us being a small company with a limited number of employees that are assigned to positions that involve the processing of financial information.

Our management acknowledges the existence of this problem and has initiated a plan to address the problem as soon as reasonably possible given limitations in financial and manpower resources. Specifically, the Company has hired additional finance personnel to improve our segregation of duties within our accounting and financial reporting functions. The Company has also engaged a third party external financial reporting specialist with expertise in GAAP and SEC reporting regulations. Also, we are in the early stages of a project that involves our Chief Financial Officer leading an analysis with outside resources to identify and report on internal control weaknesses and deficiencies and to enact plans to remediate them. No assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented. The costs relating to remediating this material weakness primarily will consist of additional employment costs, which we do not expect to have a material effect on our results of operations.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 8, 2013, we completed our IPO of 2,625,000 shares of our common stock at a price to the public of $8.00 per share. Aegis Capital Corp. and Merriman Capital, Inc. acted as the underwriters for this offering. The aggregate offering price for shares sold in the offering was approximately $21 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-187081 and 333-181594), which were declared effective by the SEC on March 4, 2013 and March 7, 2013, respectively. The net proceeds of the offering were approximately $18.1 million. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 6, 2013 pursuant to Rule 424(b). Use of proceeds has included the $200,000 initial purchase price for the purchase of a proprietary software technology from Careerimp and the $200,000 purchase price for the acquisition of PSI. We invested the funds received from the IPO in a money market account.

As more fully described in Note 12 to our financial statements included in this Quarterly Report, we announced on April 29, 2013 that our Board of Directors authorized a share repurchase program pursuant to which we may repurchase up to $1 million of our outstanding common stock over a six-month period. No repurchases were made under the share repurchase program during the period ended September 30, 2013.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	November 14, 2013	By:	/s/ David Mecklenburger
Name: David Mecklenburger Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002