Form 10-K
period 2013-12-31
Professional Diversity Network, Inc.
filed 2014-03-27
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:                    001-35824
Professional Diversity Network, Inc.
(Exact name of registrant as specified in its charter)
Delaware	80-0900177
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

801 W. Adams Street, Suite 600, Chicago, Illinois  60607
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,989,532 (based on a price per share of $4.19, the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 6,316,027 shares outstanding of the registrant’s common stock as of March 26, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including Part I, Item 1 – Business and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Many important factors affect our ability to achieve our objectives, including:

•	our historical alliance with Monster Worldwide, which ended December 31, 2012;
•	our historical dependence on two customers, LinkedIn, which will cease being a customer as of March 29, 2014, and Apollo Group, with whom we still have an exclusive arrangement;
•	our operating loss in 2013;
•	our limited operating history in a new and unproven market;
•	increasing competition in the market for online professional networks;
•	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
•	our ability to adapt to changing technologies and social trends and preferences;
•	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the company’s business strategies and plans;
•	our ability to obtain and maintain intellectual property protection for our intellectual property;
•	any future litigation regarding our business, including intellectual property claims;
•	general and economic business conditions; and
•	any other risks described under “Risk Factors” in this Annual Report.

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

Overview

Professional Diversity Network, Inc. (the “company,” “Professional Diversity Network,” “we,” “our” and “us”) is a corporation originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. On February 4, 2004, we changed our name to iHispano.com LLC. In 2007, we changed our business platform and implemented technology to operate our business as communities of professional networking sites for diverse professionals. We have continued with this business platform ever since. In September 2008, we began to brand ourselves as Professional Diversity Network. On March 15, 2012, we changed our name from iHispano.com LLC to Professional Diversity Network, LLC.  On March 5, 2013, we reorganized our business, converting from an LLC into a Delaware corporation, in conjunction with our initial public offering of common stock, which is listed on the NASDAQ Capital Market.

The company operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes are to assist its members in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect members with prospective employers. The company’s technology platform is integral to the operation of its business.

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

The company currently has over 3 million registered users. We expect that our continued membership growth will enable us to further develop our menu of online professional diversity networking and career placement solutions. Additionally, the company has established systems to distribute jobs to career agencies, including those of state and local governments, in a manner that complies with the requirements of the Office of Federal Contract Compliance Programs (“OFCCP”) compliant manner to career agencies, including those of state and local governments. The company added over 500,000 registered users during the year ended December 31, 2013.

The company continues to expand its partnership relationships with key strategic alliances that we believe are valuable to our core clients. Professional Diversity Network presents job postings on our own sites and to additional locations that are frequented by diverse job seekers. The locations include not-for-profit professional organizations, local employment offices, including Veteran employment offices, state employment agencies and websites with a diverse audience, such as Ebony and Jet magazines. The company currently maintains relationships with the following key strategic allies: the National Black MBA Association; National Urban League; the National Association for the Advancement of Colored People; VetJobs; DisabledPersons.com, a leading not-for-profit organization serving employment needs of people with disabilities; ALPFA, an organization dedicated to building Latino business leaders; Latino(a)s in Tech Innovation & Social Media; Illinois Hispanic Nursing Association; Women in Biology; Black Sales Journal; Ebony Magazine and numerous others. The company considers its partner alliances to be a key value to its clients because it enables the company to expand its job distribution and outreach efforts.

We believe our revenue model is aligned with our focus on serving our members. We currently provide members with access to our websites at no cost, a strategy that we believe will allow us to continue to grow our membership base and promote high levels of member engagement for the mutual benefit of members and employers.

During the third quarter of 2013, the company enhanced its Employer Recruitment Intelligent Compliance Assistance (“ERICA”) product. The ERICA product was designed to align corporate compliance efforts with the diversity recruitment requirements of the OFCCP.  In 2013 the United States government modified OFCCP regulations, increasing the focus on reaching diverse talent, including requirements relating to effective job postings and diversity recruitment effectiveness. These revisions, published in the Federal Register and effective March 24, 2014, change existing affirmative action obligations for federal contractors and subcontractors. Key highlights of the revisions establish new job distribution requirements, recordkeeping guidelines and hiring goals. Professional Diversity Network is well positioned to provide recruiting and recordkeeping solutions to address these changes in an OFCCP-compliant manner.

Diversity Recruitment Methodology

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

We believe our revenue model is aligned with our focus on serving our members. We currently provide members with access to our websites at no cost, a strategy that we believe will allow us to continue to grow our membership base and promote high levels of member engagement for the mutual benefit of members and employers.

Key Historical Alliances

Monster Worldwide

Our alliance agreement with Monster Worldwide expired on December 31, 2012. Pursuant to this agreement, Monster Worldwide had been the exclusive seller of job postings on our websites. Monster Worldwide sells, among other services, diversity and inclusion recruitment solutions (including job postings, resume search services and recruitment media advertising) to employers that seek diverse job candidates and maintains a database of resumes from applicants seeking employment opportunities. Pursuant to our agreement with Monster Worldwide, Monster Worldwide posted job opportunities of certain of these employers on our websites and on the websites of diverse professional organizations with which we have cross-posting arrangements. Also, we posted resumes of our members who also wished to have their resume posted in Monster Worldwide’s resume database. We also provided resume search services, recruitment media advertising, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services to employers secured by Monster Worldwide as customers of its diversity and inclusion recruitment solutions.

Our agreement with Monster Worldwide provided for an annual fixed fee that was subject to adjustment based on certain criteria. For the year ended December 31, 2012, 65% of our revenue was generated from our agreement with Monster Worldwide.

Following the expiration of our agreement with Monster Worldwide, we experienced significant decreases in revenue because (i) our agreement with LinkedIn provided for fixed quarterly payments that were half of the fixed quarterly payments we received from Monster Worldwide and we did not receive any commission revenue through LinkedIn and (ii) our sales force required time to generate sales because we could not and did not begin to market and sell our recruitment services directly to companies until after our agreement with Monster Worldwide expired on December 31, 2012. We expect to experience such decreases in revenue until such time as our sales team is able to generate sufficient sales to replace the revenue previously generated by our agreement with Monster Worldwide.

Under our agreement with Monster Worldwide, we agreed to continue to provide limited support and access to data to permit Monster Worldwide to continue to meet certain obligations to its customers in 2013. With respect to job postings that Monster sold prior to the expiration of our agreement, we permitted Monster to maintain such postings on our websites until the earlier of (a) the date that Monster Worldwide’s obligation to maintain such posting expired or (b) December 31, 2013. In addition, we continued to provide Monster Worldwide with access to our data until December 31, 2013. We incurred only de minimis additional labor and de minimis additional costs in complying with such post-agreement services, and did not receive any additional payments from Monster Worldwide subsequent to the expiration of our agreement. We have completed all obligations pursuant to the former agreement with Monster Worldwide.

LinkedIn

The company entered into an agreement with LinkedIn Corporation that became effective on January 3, 2013 and which will terminate as of March 29, 2014. During the term of the agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provides that LinkedIn will make fixed quarterly payments to us in the amount of $500,000 per quarter during the term of the agreement. Under the LinkedIn agreement, we also may have earned commissions for sales of our services by LinkedIn in excess of certain thresholds. The fixed quarterly payments are payable regardless of sales volumes or any other performance metric. We do not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. During 2013, the company did not receive any additional commissions from LinkedIn. Our revenue derived from the LinkedIn contract during the year ended December 31, 2013 was $2,000,000, the amount of the guaranteed payment.

During the term of our agreement with LinkedIn, we may not permit any competitor of LinkedIn to resell our diversity-based recruitment services. Our agreement does not prohibit LinkedIn from selling its own or any third party’s diversity recruitment services, however, during the term of our agreement with LinkedIn; and for a period of one year thereafter, we agreed not to sell our diversity-based recruitment services, directly or indirectly, to any of the 1,000 companies on LinkedIn’s restricted account list. The companies on the restricted accounts list are of varying sizes, operate in diverse geographical locations and conduct business in different sectors. However, we will be permitted, as of March 30, 2014, to market and sell our products to any company, including those 1,000 companies on LinkedIn’s restricted account list because as part of our termination arrangement with LinkedIn, the restricted account list will no longer apply.

On December 31, 2013, LinkedIn served the company notice of termination, effective as of March 29, 2014. LinkedIn did not provide a reason for the termination of the agreement. As part of the termination notice, LinkedIn waived their right to prevent the company from soliciting the 1,000 accounts on the LinkedIn protected list for a period of one year.

University of Phoenix

On February 14, 2014, we renewed our agreement with Apollo Education Group, Inc. (“Apollo Group”), the parent company of the University of Phoenix., The agreement runs through February 28, 2015 and provides for fees to us in the amount of $116,667 per month. The company provides the following services to the Apollo Group: (1) access to the hosted service for University of Phoenix students and alumni; (2) reports on a daily, weekly or as otherwise requested basis by Apollo Group; and (3) supporting services, including technical support for the hosted service, or as requested by Apollo Group.  The hosted service is available to University of Phoenix alumni at https://alumni.education2career.com/. A UOPX branded version of the hosted service is available to University of Phoenix Students through University of Phoenix’s proprietary student web site, eCampus, at https://www.education2career.com/.

Revenue derived from the Apollo Group constituted 36% of our total revenue and 92% of our revenue from consumer media advertising and marketing solutions for the year ended December 31, 2013. For the year ended December 31, 2012, 31% of our total revenue and 88% of our revenue from consumer media advertising and marketing solutions was generated from our agreement with Apollo Group.

Recruitment Revenue

Direct Sales to Employers

We are maturing our capabilities to market and sell recruitment services directly to employers. We have segregated the diversity recruitment market into three sectors:

•	Federal, state and local governments and companies and contractors who serve these governmental entities
•	Small and medium sized businesses, (defined as companies with less than 2,500 employees)
•	Large enterprises with greater than 2,500 employees

Our sales team expects to approach these markets using a combination of telephone and email marketing to companies and/or their recruitment agencies. We also plan to attend major recruitment conferences where recruiters who focus their efforts on diverse candidates are in attendance. In 2013 and until March 29, 2014, our sales team did not have the ability to sell to any of the 1,000 companies on the restricted account list pursuant to our agreement with LinkedIn. All of the obligations under our previous contract with Monster Worldwide have been satisfied. We have no restriction on accessing any companies relating to our contract with Monster Worldwide, which ended on December 31, 2012.

In 2013, we invested in the development of our own internal direct sales infrastructure.  We currently have 21 professionals actively selling, servicing and marketing to employers who seek to hire diverse talent. The company invested heavily in 2013 to create our sales force, which added to our cost of doing business. These costs are primarily for sales personnel and technology to support the sales team with tools such as client relationship management systems, personal computers and travel expenses. The sales expenses are variable and can be adjusted to meet market conditions. However, there is a risk that we will not successfully sell our products and services directly to employers at a level that supports the cost of providing those services.

Our financial statement revenue, in accordance with generally accepted accounting principles, is recognized ratably over the lives of the contracts we sell, which is generally one year.  As we work to grow our business with sales made by our internal sales team, we find it useful to monitor the volume of direct sales orders written in a quarter.  Orders written from the direct sales of recruitment services to businesses was approximately $885,000 during the year ended December 31, 2013. Direct orders booked during the fourth quarter of 2013 were over $477,000, compared to $194,000 in the third quarter of 2013, representing a quarterly increase of 146%.

Seasonality

Our quarterly operating results are affected by the seasonality of employers’ businesses. Historically, demand for employment hiring is lower during the first quarter and typically increases during the remainder of the year.

Acquisitions

Part of our growth plan is to acquire companies that we believe will add to and/or expand our service offerings.

On June 14, 2013, we completed the purchase of the proprietary software technology related to developing career guidance tools for job seekers from Careerimp Inc.  The terms of the purchase were an initial cash payment of $200,000 plus an additional payment of $200,000 to Careerimp’s former CEO if he remained employed by PDN on December 31, 2013. The second payment of $200,000 was paid as of December 31, 2013 since the former CEO was employed by us as of such date. The technology that we acquired from Careerimp is being used to enhance the functionality and appeal of our networks and provide our registered users with sophisticated technology to enhance their resumes and increase their potential to have a higher percentage of applications result in interviews.  We are also selling this product directly to job seekers through a dedicated ecommerce website.

The company made an additional strategic acquisition in the third quarter of 2013 in order to expand its networking capabilities.  The company purchased the assets of Personnel Strategies Inc. (“PSI”), a producer of diversity-focused career fairs, on September 20, 2013 for an aggregate purchase price of $200,000. We concurrently hired PSI’s former CEO and committed to pay him an additional $100,000 on each of September 20, 2014 and 2015, contingent upon the former CEO’s continued employment with the company on each of those respective dates. Additionally, the former CEO may receive up to an additional $100,000 on September 20, 2014 and 2015 provided certain cash flow targets are met.  PSI is a producer of approximately 25 to 30 career fairs annually in major market locations across the nation reaching approximately 500 employers and 20,000 diverse job seekers.  The acquisition will enhance the company’s diversity recruitment offerings and help build brand awareness of Professional Diversity Network, Inc.

We currently have no other agreements or commitments with respect to acquisitions or investments in other companies. However, we continue to actively pursue opportunities to acquire or consolidate some of the companies in our industry, which is highly fragmented.

Our Mission

Our mission is to serve as an important factor in the career development of diverse professionals who have traditionally faced obstacles to reaching their full employment potential. We believe that the work we do, and the power of our online platform to connect talent with opportunity, can improve the career and financial prospects of our members by empowering them to invest in their professional development, creating employment opportunities for them, and enabling them to achieve higher levels of professional success.

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

We believe our creative team is skilled in communicating, in a culturally relevant manner, the messaging of the employers that participate on our platform, and we are dedicated to helping them reach their hiring goals to create a more diverse workforce that better reflects our nation’s demographic.

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

Growing Ethnic Diversity of the U.S. Population and Labor Force

According to the 2010 U.S. Census, the Hispanic-American population grew 43% from 35.3 million in 2000 to 50.5 million in 2010. The Hispanic-American population accounted for 56% of America’s population growth from 2000 to 2010. Not surprisingly, diversity recruitment is increasingly becoming a common, if not standard, business practice by major employers. According to a job report published on February 5, 2010 on private sector hiring in 2008 by the U.S. Equal Employment Opportunity Commission, or EEOC, the percentage of minority employment in the U.S. compared to overall employment tripled between 1966 and 2008, from 11% to 34%. Of the approximately 62 million private sector employees nationwide covered by the 2008 survey, approximately 30 million (48%) were women and 21 million (34%) were minorities. In the U.S., Hispanic-Americans had the fastest growth rate in the U.S. private sector, with employment of Hispanic-Americans increasing from 2.5% to more than 13% between 1966 and 2008. The share of the labor force that is Hispanic-American is projected to increase to 18.6% in 2020, according to the Bureau of Labor Statistics, with Hispanic-Americans expected to account for the vast majority – 74% – of the 10.5 million workers added to the labor force in the U.S. from 2010 to 2020.

Regulatory Environment Favorable to Promoting Diversity in the Workplace

As outlined in Executive Order 13583, signed by President Obama on August 18, 2011, companies considering contracting with the federal government must be prepared to demonstrate the diversity of their workforce. Certain companies that have federal contracts are subject to this Executive Order.

In the public sector, Section 342 of the recently enacted Dodd-Frank Act creates Offices of Minority and Women Inclusion at twenty various regulatory agencies, including the Treasury, the Securities and Exchange Commission, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the twelve Federal Reserve banks and the newly created Consumer Financial Protection Bureau. The Offices of Minority and Women Inclusion will monitor diversity within their ranks as well as within the pool of contractors who provide goods and services to the government. Previously, the Federal Reserve system and some of the agencies were essentially exempt from contract diversity efforts.

Rising Spending Power of Ethnic Population

The spending power of diverse groups is expected to continue to grow in the United States. According to a January 2011 report by the Kenan-Flagler Business School at the University of North Carolina, by 2014, the buying power of the Hispanic-American population will have grown by 613% since 1990, African-Americans by 257% and Asian-Americans by 498%. According to an article published in the third quarter of 2009 by the Selig Center for Economic Growth at the University of Georgia, it is projected that Hispanic-Americans will wield $1.33 trillion in spending power by 2014. In a report published in September 2011 by Nielsen Media Research, a consumer research firm, Nielsen Media Research projects that the buying power of African-Americans will exceed $1 trillion by 2015.

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
•
Identity and Contact Management.  Each of our members can create an online professional profile that may include job title, employer, contact information, career history, events, education, resume and cover letter, and other information. Each member may choose what information, including the member’s profile and resume, is available to other members and the general public based upon his or her preferred privacy settings.

•
Networking.  Members may network by searching for other members on our websites, extending invitations, connecting, and sharing profile information. Members may share job opportunities posted on the network and connect directly with recruiters who utilize the company to hire diverse talent.

•
Career Tools and Skill-Based Content.  Our websites offer career tools (including resume/cover letter preparation, self-evaluation and one-on-one critique) and skill-based content on a wide variety of career-oriented topics.

•	E-Newsletter and Nationwide Event Information. We offer our members an e-newsletter and information regarding career-related events.

Solutions for Employers and Recruiters

We post job listings of employers who purchase our services through our e-commerce channel, our direct sales channel or through our strategic partnership with LinkedIn. Such employers include large corporations, small- and medium-sized businesses, educational institutions, government agencies, non-profit organizations and other enterprises. We believe we offer them an online platform to identify and acquire diverse talent for their hiring needs. We believe that online professional networking websites like ours are well-equipped to provide access not only to candidates actively seeking new employment, but also to a growing network of potential candidates who may not currently be seeking new employment but may be well-qualified for, and receptive to, new opportunities. The hiring solutions we offer include:

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

•
Recruitment Advertising. The company provides diversity recruitment outreach with our recruitment advertising products and services. We enable advertisers to target and reach large audiences of diverse professionals and connect them to employers seeking to hire diverse talent. We assist recruitment advertisers in building campaigns and provide additional creative services. Our branding and marketing platform employs email marketing, social media, search engines, traffic aggregators and strategic partnerships. Through these avenues, we enhance companies’ recruitment brand awareness for our customers and sponsors, inform users and members about their products and services, and provide access to data.

•
Resunate. In 2013 we purchased the assets of a company that created Resunate, a technology that utilizes semantic search to identify matching jobs for job seekers, talent for recruiters and optimizes resumes to optimally meet the requirements detailed in a job posting. This technology helps job candidates become more effective in securing an interview and getting hired.

•	Resume Database Access. We provide employers with access to our database of resumes submitted by members who give consent to do so.
•	Hiring Campaign Marketing and Advertising. We assist employers in implementing targeted marketing and advertising campaigns to fill their hiring needs.
•	Research. Based upon our audience, we have the ability to provide valuable research to corporate partners relating to their products or services.
•
Employment Recruitment Intelligence Compliance Assistance (ERICA).  Launched in September 2011, our ERICA service is a new technology-based platform designed to streamline compliance with the diversity recruitment requirements of the Office of Federal Contract Compliance Programs (OFCCP).

Our Competitive Strengths

We believe the following elements give us a competitive advantage to accomplish our mission:

•
Dedicated Focus on Diverse Professionals. Our focus on providing career opportunities for diverse professionals differentiates us from other online social networking websites, such as Facebook. We believe our websites have a distinctly career-oriented feel and utility when compared with other online social networking websites. We believe that users prefer to manage their professional and social identities and contacts separately. While other online professional networking websites, such as LinkedIn, also have a professional focus, we are singularly focused on diverse professionals in the United States. We believe that we communicate effectively with each of our diverse communities and create environments that harness a natural affinity among members of common culture, ethnicity, gender, orientation, nationality and experience to stimulate increased member trust, networking and engagement.

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

•
Relationships with Professional Organizations. Our team has experience working with multicultural professional organizations. We partner with a number of leading minority professional organizations, including:

- Association for Latino Professionals in Finance and Accounting (ALPFA)
- National Urban League
- National Black MBA Association
- Latinos in Information Science and Technology (LISTA)
- National Association of Hispanic Journalists (NAHJ)
- National Association for the Advancement of Colored People (NAACP)
- Women in Biology
- National Hispanic Sales Network

•
Customized Technology Platform.  Our technology platform has been custom-designed and built to facilitate networking engagement and job searching. We believe that it would be costly and time consuming for a new entrant into the online professional networking space to replicate a technology platform with comparable functionality.

Our Key Metrics

We monitor several key metrics, including our number of members and unique visitors, in order to assess our business, identify challenges and opportunities, produce financial forecasts, formulate strategic plans and make business decisions.

	At December 31,
	2013	2012	2011
iHispano.com Members(1)	1,293,157	1,235,845	1,116,790
AMightyRiver.com Members(1)	998,957	926,914	606,844
Members in Our Other Networks(1)	557,055	116,812	18,590

Total Members Across Our Networks(1)	2,849,169	2,279,571	1,742,224

(1)
The reported number of members is higher than the number of actual individual members because some members have multiple registrations, other members have died or become incapacitated and others may have registered under fictitious names. A substantial majority of our members do not visit our websites on a monthly basis. Please see our risk factor entitled “The reported number of our members is higher than the number of actual individual members, and a substantial majority of our visits are generated by a minority of our members” on page 15.

We believe the number of members is a key indicator of the growth of our online network and our ability to monetize the benefits resulting from such growth for the businesses and professional organizations to which we sell recruitment and marketing solutions. To date, our member base has, in large part, grown virally through users and members who invite colleagues and peers to join their network. Growth in our member base depends, in part, on our ability to successfully develop and market our solutions to professionals who have not yet become members of one of our websites. Our registered users increased from 2.2 million as of December 31, 2012 to 2.8 million as of December 31, 2013.

We define a member of one of our websites as an individual user who has created a member profile on that website or on the website of a partner whose job board or career service center we operate, as of the date of measurement.

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

•
Sell our diversity recruitment services directly to employers.  During the previous year, the company invested heavily in building a sales force to sell our products and services directly to employers who value diversity. During 2013 and until March 29, 2014, we are prohibited from selling to the 1,000 companies on the restricted account list pursuant to our agreement with LinkedIn. The company will deploy its sales resources aggressively towards communicating to the companies that were on the LinkedIn protected list upon termination of our agreement with LinkedIn as of March 29, 2014. As part of our termination with LinkedIn we are unrestricted from accessing the 1,000 accounts that were reserved by LinkedIn for their exclusive relationship benefit. Additionally, the company will deploy a group of specially trained account managers to service those to which LinkedIn sold our services in hopes of providing these employers with superior service and results to facilitate a direct long-term relationship with Professional Diversity Network. Our direct recruitment marketing and sales efforts have included targeted e-mails, telephone calls and in person meetings.

•
Grow Revenue from Recruitment Advertising.  During 2013 the company successfully sold and delivered numerous diversity recruitment-advertising campaigns to leading employers in the nation. We plan on building upon this base of success and expanding our recruitment advertising products and services.

•
Grow our Recruitment Platform.  We plan on investing in our recruitment platform by adding additional services in order to enhance the user and recruiter experience. Our product roadmap builds upon our relationship recruitment platform.

•
Leverage Resunate to increase traffic, membership and revenue. Our Resunate technology is now being used to connect with new users in an effort to encourage them to become registered users of Professional Diversity Network. The company has also begun to derive modest revenue from licensing the Resunate technology to staffing firms who desire to optimize their resume data base to help increase their placement rates. Resunate is also being sold as an e-commerce product to job seekers.

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

•
Add Functionality to Increase Member Value and Generate Revenue.  We are working to enhance the functionality of our websites, improve our applications, tools and resources and more efficiently and effectively utilize information captured on our websites. New concepts may include cultural community couponing and business directory services. Such enhancements and improvements should add value for our members and the companies and professional organizations that participate on our websites, as well as add revenue-generating opportunities for us.

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

Customers

Currently, more than 500 companies and organizations, have listed job postings on our websites. The end of our relationship with LinkedIn will result in the loss of $1,500,000 of our projected revenue for 2014, or 37% of our revenue in 2013. The company will deploy sales resources in an effort to sell to the 1,000 companies that were reserved by LinkedIn accounts. At the same time the company will deploy a specially trained account management team to service those companies to whom LinkedIn sold Professional Diversity Network services and convert those companies to direct relationships with Professional Diversity Network.

According to the US Department of Labor, there are over 50,000 companies in the United States that are subject to OFCCP regulations, specifically relating to diversity recruitment. In 2013 the OFCCP made certain changes to their regulations including the method of job distribution to State job boards and reporting on the effectiveness of a company’s diversity recruitment efforts. The company believes that these changes are significant and will encourage employers to utilize resources for diversity recruitment that aggressively promote their job openings to diverse candidates. The company will continue to communicate our unique offering to employers who desire to hire diverse talent in an OFCCP compliant manner.

The company will seek to diversify its sources of revenue in an effort to lessen our dependency on a small group of clients. In the fourth quarter of 2013 the company generated over $477,000 of booked revenue, in addition to the $500,000 of revenue associated with our LinkedIn alliance.

A non-renewal of or a material change in our relationship with Apollo Group would have a material adverse effect on our financial results. See “Risk Factors – Our revenues are highly dependent on two customers and we will likely continue to be dependent on a small number of customers.”

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

•
New Technology Platform Launched in 2013.  Our websites are developed using Ruby on Rails, a commonly-used, general-purpose server-side programming language, which enables our members to access and integrate their LinkedIn contacts for a high level of professional engagement in one location on our websites. Our websites are responsively designed to support the growing mobile users’job-seeking online experience. We use semantic search to match job seekers and employers in an efficient manner. As part of our new web platform, we have deployed a series of new employer functions to assist with efficient recruitment and reporting.

•
Job Searching; Employer Auto-Matching Tool, or EAMT.  Our ARR-V technology is a robust platform for our members to post their resumes and search for career opportunities, and for businesses to post job openings. Our members can execute targeted matches through our customized career-to-employer auto-matching tool.

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

•
Vertical and Horizontal Scalability.  Our ARR-V platform is designed to allow us to scale both “vertically” and “horizontally”. We can scale vertically, within a specific demographic group, by increasing members and visitors. We can scale horizontally, among different or additional demographic groups, by launching new community websites focused on such groups, and community websites rebranded for our strategic partners. This enables our company to quickly move into new opportunities either with strategic partners or alone without making a sizeable additional investment.

We regularly evaluate our ARR-V technology to improve ease-of-use, enhance and expand our tools and resources, optimize user engagement, and implement industry best practices.

Operations

Our websites are hosted by Engine Yard based in San Francisco, California.  Engine Yard provides a robust and easy platform for our hosting needs, allowing us to easily scale up resources to meet our peak needs.  It also allows us to quickly and easily deploy website updates.  Our websites have backup and contingency plans in place in the event that an unexpected circumstance occurs.

Intellectual Property

To protect our intellectual property rights, we rely on a combination of federal, state and common law rights, as well as contractual restrictions:

•
We rely on trade secret, copyright, and trademark rights to protect our intellectual property. We pursue the registration of our domain names and trademarks in the United States. Our registered trademarks in the United States include the “iHispano” mark with stylized logo, the “Black Career Network” mark with stylized logo, and the “Professional Diversity Network” mark with our tagline “the power of millions for the benefit of one,” as well as others.

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

Competition

We face significant competition in all aspects of our business. Specifically, with respect to our members and our recruitment consumer advertising and marketing solutions, we compete with existing general market online professional networking websites, such as LinkedIn, as well as ethnic minority focused social networking websites, such as Black Planet and MiGente, and other companies such as Facebook, Google, Microsoft and Twitter that are developing or could develop competing solutions. Following the expiration of our agreement with Monster Worldwide on December 31, 2012, Monster Worldwide is now another competitor. We also generally compete with online and offline enterprises, including newspapers, television, direct mail marketers that generate revenue from recruiters, advertisers and marketers, and professional organizations. With respect to our hiring solutions, we also compete with traditional online recruiting companies such as Career Builder, talent management companies such as Taleo, and traditional recruiting firms.

Under the terms of our agreement with LinkedIn, we are not permitted to resell our services to any competitor of LinkedIn or to any of the 1,000 companies on the restricted account list maintained by LinkedIn (and to which companies LinkedIn itself sells our services pursuant to our agreement with LinkedIn). Subsequent to the termination of the LinkedIn agreement on March 29, 2014, these restrictions will be eliminated.  Furthermore, during the term of our agreement with Apollo, we are unable to provide advertising services to any institution of higher learning, other than Apollo Group. Accordingly, our customer agreements restrict our ability to compete in certain important ways.

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

Facilities

We lease approximately 4,600 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on June 30, 2015.  We also lease approximately 1,900 square feet of office space in Minnetonka, Minnesota for our Events division under a lease that expires September 30, 2014.

Employees

As of December 31, 2013, we have 49 employees. From time to time, we also engage independent contractors to perform various services. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

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

One of our customers, Apollo Group, accounted for 36% and 31% of our total revenues for the years ended December 31, 2013 and 2012, respectively.

Following the termination of our agreement with LinkedIn, we are substantially dependent on revenues generated by our agreement with the University of Phoenix, at least until we are able to generate significant revenues from a large number of customers through our direct sales efforts. Therefore, we are, and will likely continue to be, dependent on the University of Phoenix, and the loss of this customer would materially and adversely affect our business, operating results and financial condition. Furthermore, as a result of our reliance on a limited number of customers, we could face pricing and other competitive pressures, which may have a material adverse effect on our business, operating results and financial condition.

Our agreement with LinkedIn will terminate on March 29, 2014, and it is uncertain when, if ever, we can replace the revenues we received through our agreement with LinkedIn.

Our agreement with LinkedIn will terminate on March 29, 2014. We expect to experience significant decreases in revenue for a period of time while our sales team attempts to directly sell those 1,000 accounts that were reserved by LinkedIn and attempt to convert those companies to direct customers.  Failure to replace the $500,000 per quarter decrease in revenue we received from LinkedIn would materially and adversely affect our business, operating results and financial condition.

We are seeking to generate recruitment revenue through direct sales to customers, which is a new and uncertain initiative.

We began direct sales to employers on January 2, 2013. As a new initiative for the company, we established a sales force to sell directly into companies seeking to hire diverse talent. During the course of 2013 the company optimized its sales team and continued to refine the manner in which its products and services were sold. While the company made progress in growing its direct sales on a quarterly basis, we have not matured the sales force to the point of predictability, nor have we sold enough of our products and services to achieve profitability. Therefore, there is no assurance that we will be successful in selling our services directly to employers.

Our ability to grow advertising revenue is dependent on our direct sales team.

In 2013, our sales team began selling diversity recruitment advertising. Our ability to increase the amount of diversity recruitment advertising is important to the future profitability of the company.

Our services contract with Apollo Group is an annual agreement and the loss of this client would have an adverse impact on our company.

On February 14, 2014, we renewed our agreement with Apollo Group, which is effective until February 28, 2015. The agreement has numerous performance requirements that must be met in order to maintain the contract. Furthermore, there is no assurance that Apollo Group will renew our agreement in the future.

There can be no assurance that Apollo Group will not terminate its agreement with us. In addition, there are a number of factors, including those that are not within our control that could cause our agreement with Apollo Group to be terminated or not expanded, extended or otherwise continued. Apollo Group may face financial difficulties and may not be able to pay for our services, or Apollo Group may develop its own diversity platform that would replace or compete with us. Furthermore, if Apollo Group seeks to negotiate media schedules for future services under its agreement with us on terms less favorable to us, and we accept such unfavorable terms, or if we seek to negotiate better terms, but are unable to do so, then our business, operating results and financial condition would be materially and adversely affected. In addition, our customer concentration may subject us to perceived or actual leverage that our customers may have, in their dealings with us, given their relative size and importance to us. We do not know what effect, if any, this negotiating leverage may have on our business.

In the event our agreement with Apollo Group does not continue on terms favorable to us, our business, operating results and financial condition would be materially and adversely affected and we will require substantial human and capital resources to generate other sources of revenue.  If we are unable to generate other sources of revenue, our business would be negatively impacted.

We have a limited operating history in the online professional networking business, which is a new and unproven market, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We began our operations in the online professional diversity networking business in 2007 and online professional networking within specific segments of the population is a new and unproven business concept. Therefore a market for our services may not develop as expected, if at all. This limited operating history and novel business concept makes it difficult to effectively assess our future prospects. You should consider our business and prospects in light of the significant risks, expenses and difficulties frequently encountered by Internet companies, especially those dedicated to the social and/or online professional network sector, in their early stage of development. We may not be able to successfully address these risks and difficulties.

We expect to face increasing competition in the market for online professional networks from professional or social networking websites and Internet search companies, among others.

We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online professional networks. In particular, Monster Worldwide is now our competitor as of January 1, 2013, following the expiration of our agreement with them.

Our industry is rapidly evolving and is becoming increasingly competitive. Larger and more established online professional networking companies, such as LinkedIn, may focus on the online diversity professional networking market and could directly compete with us. Since the expiration of our agreement with Monster Worldwide, they are competing with us. Rival companies or smaller companies, including application developers, could also launch new products and services that could compete with us and gain market acceptance quickly. Individual employers have and may continue to create and maintain their own network of diverse candidates.

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

Additionally, users of online social networks, such as Facebook, may choose to use, or increase their use of, those networks for professional purposes, which may result in those users decreasing or eliminating their use of our specialized online professional network. Companies that currently do not focus on online professional diversity networking could also expand their focus to diversity networking. LinkedIn may develop its own proprietary online diversity network and compete directly against us. To the extent LinkedIn develops its own network or establishes alliances and relationships with others, our business, operating results and financial condition could be materially harmed. Finally, other companies that provide content for professionals could develop more compelling offerings that compete with us and adversely impact our ability to keep our members, attract new members or sell our solutions to customers.

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

We recognize revenue from sales of our hiring solutions on a quarterly basis based on activity related to the prior quarter. As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters. Consequently, an adjustment, termination or non-renewal of our agreement with Apollo Group, in any one quarter may not significantly impact our revenue in that quarter but will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in our ability to generate revenue may not be reflected in our short-term results of operations.

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

The number of people who access the Internet through devices other than personal computers, including personal digital assistants, smart phones and handheld tablets or computers, has increased dramatically in the past few years and we believe this number will continue to increase. Each manufacturer or distributor of these devices may establish unique technical standards, and our services may not work or be viewable on these devices as a result. Furthermore, as new devices and new platforms are continually released, it is difficult to predict the problems we may encounter in developing versions of our services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. Our websites are designed using responsive technology and are built to provide a positive user experience on a user’s Internet device, whether a mobile phone, and tablet, laptop or personal computer. If we are slow to develop products and technologies that are compatible with such devices, we might fail to capture a significant share of an increasingly important portion of the market for our services.

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

Our systems are vulnerable to natural disasters, acts of terrorism and cyber-attacks.

Our systems are vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks and similar events. We have implemented a disaster recovery program, maintained by a third party vendor, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, it does not yet provide a real-time back-up data center, so if our primary data center shuts down, there will be a period of time that such website will remain shut down while the transition to the back-up data center takes place. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. Furthermore, we do not carry business interruption insurance or cyber security insurance. Therefore, we will not be compensated by third party insurers in the event of service interruption or cyber-attack, and we face the risk that our business may never recover from such an event.

If our security measures are compromised, or if any of our websites are subject to attacks that degrade or deny the ability of members or customers to access our solutions, members and customers may curtail or stop use of our solutions.

Our members provide us with information relevant to their career-seeking experience with the option of having their information become public or remain private. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites, or the loss or unauthorized disclosure of confidential information, our members may lose trust and confidence in us, and will use our websites less often or stop using our websites entirely. Further, outside parties may attempt to fraudulently induce employees, members or customers to disclose sensitive information in order to gain access to our information or our members’ or customers’ information. Because the methods used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these methods or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new members and increase engagement by existing members, cause existing members to close their accounts or existing customers to cancel their contracts, subject us to lawsuits, regulatory fines or other action or liability, thereby materially and adversely affecting our reputation, our business, operating results and financial condition.

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

If our members do not update their information or provide accurate and complete information when they join our networks or do not establish sufficient connections, the value of our networks may be negatively impacted because our value proposition as diversity professional networks and as a source of accurate and comprehensive data will be weakened. For example, our hiring solutions customers may find that certain members misidentify their ethnic, national, cultural, racial, religious or gender classification, which could result in mismatches that erode customer confidence in our solutions. Similarly, incomplete or outdated member information would diminish the ability of our marketing solutions customers to reach their target audiences and our ability to provide research data to our customers. Therefore, we must provide features and products that demonstrate the value of our networks to our members and motivate them to add additional, timely and accurate information to their profile and our networks. If we fail to successfully motivate our members to do so, our business, operating results and financial condition could be materially and adversely affected.

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

We are subject to a variety of laws and regulations in the United States, including laws regarding data retention, privacy and consumer protection, that are continually evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject. See the discussion included in “Government Regulation” beginning on page 11 of this Annual Report.

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

Demand for our services is sensitive to changes in the level of economic activity. Many companies hire fewer employees when economic activity is slow. Since the financial crisis in 2008, unemployment in the U.S. had increased and hiring activity had been limited. Although the economy has begun to recover and unemployment in the U.S. has improved, if the economy does not continue to recover or worsens, or unemployment returns to high levels, demand for our services and our revenue may be reduced. In addition, lower demand for our services may lead to lower prices for our services. The volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy does not fully recover or worsens, our business, results of operations and financial condition could be materially and adversely affected.

We may seek to acquire or merge with other businesses, which exposes us to certain risks.

As discussed elsewhere in this Annual Report, we currently intend to use approximately 50% of the net proceeds of our initial public offering for strategic acquisitions. Although we currently have no agreements or commitments with respect to material acquisitions or investments in other companies, we may, from time to time, explore opportunities to acquire or consolidate some of the companies in our industry. Depending on the nature of the acquired entity or operations, integration of acquired operations into our present operations may present substantial difficulties. Even where material difficulties are not anticipated, there can be no assurance that we will not encounter such difficulties in integrating acquired operations with our operations, which may result in a delay or the failure to achieve anticipated synergies, increased costs and failures to achieve increases in earnings or cost savings. The difficulties of combining the operations of acquired companies may include, among other things:

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

Our revenue growth rate will decline as the result of the termination of our agreement with LinkedIn and as our costs increase and we may not be able to maintain our profitability over the long term.

Under our agreement with LinkedIn, which will terminate on March 29, 2014, we received quarterly payments from LinkedIn in the amount of $500,000. In the future, even if our revenues increase, we may not be able to generate sufficient revenue to become profitable. In 2014, our strategy is to continue to invest for future growth and we will incur numerous expenses associated with being a publicly-traded company, and as a result we may not be profitable in 2014. In particular, we expect to continue to expend substantial financial and other resources on:

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

We believe we have developed strong brands, particularly “iHispano” and “Black Career Network,” which we believe have contributed significantly to the success of our business. Maintaining, protecting and enhancing our brands is critical to expanding our base of members, advertisers, corporate customers and other strategic partners and users, and increasing their engagement with our websites, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality solutions, which we may not do successfully. An inability to successfully maintain strong brands would materially and adversely affect our business, financial condition and results of operations.

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

We are highly dependent on our management and other key employees, including our founder, Executive Vice President and CEO of iHispano.com Division, Mr. Rudy Martinez, and our Chief Executive Officer, Mr. Jim Kirsch. The skills, knowledge and experience of these individuals, as well as other members of our management team, are critical to the growth of our company. Our future performance will be dependent upon the continued successful service of members of our management and key employees. We do not maintain key man life insurance for any of the members of our management team or other key personnel. Competition for management in our industry is intense, and we may not be able to retain our management and key personnel or attract and retain new management and key personnel in the future, which could materially and adversely affect our business, results of operations and financial condition.

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

Wireless communications providers may provide users of mobile devices greater access to websites that compete with our websites at more favorable rates or at faster download speeds. This could have a material adverse effect on the company’s business, operating results and financial condition. Creation of an unequal playing field in terms of Internet access could significantly benefit larger and better capitalized companies competing with us.

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

Our directors and executive officers and their affiliated entities, in the aggregate, beneficially own 22.2% of our outstanding common stock following the completion of our initial public offering, In particular, Daniel Ladurini, who beneficially owns 36.6%, together with Mr. Kirsch, our Chairman and Chief Executive Officer and Mr. Martinez, our Executive Vice President and founder, beneficially own 53% of our outstanding common stock following the completion of our initial public offering, together are able to control or influence significantly all matters requiring approval by our stockholders. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and may affect the market price of our common stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and therefore will adversely affect liquidity in the trading of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and our common stock may trade below the initial public offering price.

The initial public offering price of our common stock was determined by negotiations between us and representatives of the underwriter, based on numerous factors. The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering at a price of $8.00 per share, our stock price has ranged from $2.77 to $8.20 through March 15, 2014. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including price and volume fluctuations in the stock market, including as a result of trends in the economy as a whole or relating to companies in our industry; actual or anticipated fluctuations in our revenue, operating results or key metrics, including our number of members and unique visitors; investor sentiment with respect to our competitors, our business partners, and our industry in general; announcements by us or our competitors of significant products or features, technical innovations, strategic partnerships, joint ventures or acquisitions; additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales; and other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

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

We may invest or spend the proceeds of our initial public offering in ways with which you may not agree or in ways that may not yield a return.

Our public offering net proceeds to the company were $18.1 million. The company had $2.3 million dollars in cash prior to the initial public offering. Since the public offering, the company has used $400,000 of cash to purchase the assets of CareerImp and Resunate. The company used $200,000 of cash and will use at least another $200,000 in cash during 2014 and 2015 relating to the purchase of the assets of Personnel Strategies, Incorporated, the events business purchased by the company in 2013. Up to an additional $400,000 may be used relating to the asset purchase if the operator of the events sector of our company achieves certain performance targets. Furthermore, the company utilized $446,000 of cash resulting from a loss on operations since the initial public offering. The company completed the 2013 fiscal year with $18.6 million in cash, $1.2 million of accounts receivables, and $200,000 of accounts payables.  The purchase of the assets of CareerImp enabled the company to develop and deploy new products and enhance our website at a rapid pace, with cost effectiveness. This has reduced the amount of funds we require for further product development, as our web platform is new as of 2013. As of the end of 2013, the company has not utilized any of the proceeds of our public offering. The funds expended to build our sales, marketing and product capabilities, and to purchase the assets of Personnel Strategies Incorporated and CareerImp were drawn from cash and receivables in the company at the time of the initial public offering.

Our intent for the proceeds of the public offering are to utilize up to $1 million dollars to purchase stock in our company, to utilize approximately 15% of the balance of the net proceeds of our initial public offering for sales and marketing, to utilize 10% of the net proceeds for product development, to utilize 50% of the net proceeds for strategic acquisitions and reserve the remaining 25% of the net proceeds for future growth opportunities. From time to time, we may meet with and identify acquisition targets, and could initiate or consummate acquisitions or investments in other companies, which acquisitions or investments could be material to our business and financial condition. Our management will have considerable discretion in the application of the net proceeds and may change the proposed uses without notice. The net proceeds may be used for corporate purposes that do not increase our operating results or the market value of our securities. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

We have identified a material weakness in our internal control over financial reporting related to segregation of incompatible duties and the application of complex accounting principles, and cannot assure you that additional material weaknesses will not be identified in the future.  Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and could have an adverse effect on our share price or our debt ratings.

Management, through documentation, testing and assessment of our internal control over financial reporting has concluded that our internal control over financial reporting had a material weakness related to deficiencies in controls over the segregation of incompatible duties and the application of complex accounting principles as of December 31, 2013.  See Item 9A - Controls and Procedures.  While we believe we have other controls in place that are operating effectively and mitigate the risk of material misstatement, these control deficiencies could result in a misstatement of the presentation and disclosure of our financial statements that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected.

During 2013 and into the first quarter of 2014, we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2013. Specifically, we implemented new policies to more fully segregate incompatible duties and enhance the overall internal control structure.  Additional procedures were written supporting which functions employees with access to the general ledger system can access, which will provide additional internal control enhancements. In addition, we hired additional finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions and also engaged a third party external financial reporting specialist with expertise in GAAP and SEC reporting regulations.

If we are unable to effectively remediate this material weakness in a timely manner, or if we identify one or more additional material weaknesses in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our share price or our debt ratings.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our share price.

While we currently qualify as an “emerging growth company” under the JOBS Act, we will lose that status at the latest by the end of 2018, which will increase the costs and demands placed upon our management.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

None.

ITEM 2 — PROPERTIES

We lease approximately 4,600 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on June 30, 2015.  We also lease approximately 1,900 square feet of office space in Minnetonka, Minnesota for our Events business under a lease that expires September 30, 2014.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$8.20	$4.51
Second Quarter	$7.09	$3.84
Third Quarter	$5.50	$4.01
Fourth Quarter	$5.70	$4.35

Holders

As of March 14, 2014, we had 6 holders of record of our common stock.  Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

As part of our reorganization, we entered into a debt exchange agreement with Ferdinando Ladurini, Daniel Ladurini and James R. Kirsch whereby our three outstanding promissory notes in the principal amounts of $1,341,676, $142,000 and $37,143 plus accrued interest owed to them, respectively, were exchanged for 168,982 shares, 28,851 shares and 7,547 shares, respectively, of our common stock at the public offering price of $8.00 per share.  This transaction was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.

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

We currently intend to utilize up to $1 million dollars to purchase stock in our company, approximately 15% of the balance of the net proceeds of our initial public offering for sales and marketing, 10% of the net proceeds for product development, 50% of the net proceeds for strategic acquisitions and reserve the remaining 25% of the net proceeds for future growth opportunities. Although from time to time, we may meet with and identify acquisition targets, we currently have no agreements or commitments with respect to material acquisitions or investments in other companies. Management retains broad discretion in the allocation of the net proceeds of the offering.  These expected uses of net proceeds from the offering represents our current intentions, based upon our present plans and business conditions; however, our plans and business conditions are subject to change and there may be circumstances where a reallocation of funds is necessary. The amount and timing of our actual expenditures depend on numerous factors, including fluctuations in corporate hiring, economic conditions and availability of opportunities. Accordingly, we may change the allocation of use of these proceeds as a result of contingencies.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total # of Shares Purchased	Average Price per Share	Total # of Shares Purchased as Part of a Publicly Announced Plan	Maximum # of Shares (or Approximate Dollar Value) That May be Purchased Under the Plan

August 1, – August 31, 2013 (1)	3,925	$4.96	3,925	None

December 1, - December 31, 2013 (2)	2,200	$5.16	2,200	$988,745

(1)	These shares were purchased by the company’s Chief Executive Officer, James Kirsch, pursuant to a Rule 10b5-1 purchase plan announced on May 29, 2013.
(2)	These shares were purchased by the company as part of a share repurchase program authorized and renewed by the Board of Directors in November 2013.

Treasury Shares

The company purchased treasury shares in December 2013 as part of a Share Repurchase Program authorized and renewed by the Board of Directors in November 2013.  Under this program, the company purchased 1,500 shares on December 6, 2013 at an average cost of $5.17 per share and 700 shares on December 10, 2013 at an average cost of $5.00 per share.  These shares are held in Treasury.

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

Overview

We generate revenue through numerous sources all of which involve recruitment services. We offer job postings, recruitment advertising, semantic search technology, career and networking events. We also license our recruitment technology platform. We currently have over 500 companies utilizing our products and services. Less than 2% of our revenue is transacted online via ecommerce; the majority of our sales are consummated via direct interaction with our diversity recruitment sales professionals. Our largest single client is LinkedIn, which represented 50% of our revenue in 2013.  Apollo Education Group, is our second largest client  which represented 36% of our revenue in 2013. Our next largest client represents 2% of our revenue

Market Directly to Recruiters

We commenced development of an internal business plan to market diversity recruitment services to businesses directly prior to December 31, 2012 due to uncertainty of whether our agreement with Monster Worldwide would expire. Following the expiration of that agreement as of January 1, 2013, we began using certain existing employees and hired additional personnel to focus on these direct marketing activities. We currently employ 21 professionals in sales, sales support and marketing who are all trained in selling our products and services. We have one group that is responsible for setting up first meetings with prospect companies, another group that conducts the first meeting and matures the conversation to what we hope is a successful conclusion, and a third group of sales professionals who provide ongoing account management and are responsible for successful client renewals.

We believe favorable market conditions will be necessary for us to succeed following the termination of our relationship with LinkedIn and the initiation of our direct marketing initiative. We will need lead time to develop the new sales group and it will require significant additional investments to successfully market and sell our recruiting services directly to employers and our ability to succeed is uncertain.

We have segregated the diversity recruitment market into three sectors:

•	Federal, state and local governments and companies and contractors who serve these governmental entities.
•	Small and medium sized businesses as defined by companies with less than 2,500 employees.
•	Large enterprises with greater than 2,500 employees.

Our sales team will approach these markets using a combination of telephone and email marketing as well as, in some cases, personal visits to companies and or their recruitment agencies. We also plan to attend major recruitment conferences where diversity recruitment recruiters are in attendance. We have invested in our direct sales infrastructure and expect to continue to do so in the future. The sales and marketing team consists of 21 professionals. We plan to continue to invest in our sales and marketing team in 2014, as they mature to a self-supporting group of professionals. These costs are primarily for sales personnel and to support the sales team with tools such as client relationship management systems, personal computers and travel expenses. The sales expenses are variable and can be adjusted to meet market conditions.

Our agreement with LinkedIn will terminate as of March 29, 2014. Upon termination the company will be not be restricted to sell any company its products and services. The agreement the company had with Monster Worldwide expired on December 31, 2012. The company has no restrictions or obligations relating to its former agreement with Monster Worldwide.

Revenue from our recruitment sector will be impacted positively and negatively by certain general macroeconomic conditions, such as the national unemployment rate. An increase in demand for employees should create market conditions favorable to recruitment companies like PDN. Conversely, a weak employment environment should have a negative impact. We believe that our focus on diverse professionals mitigates this risk because of the social and political environment in the United States. We believe recent trends indicate an increased focus by companies on hiring diverse Americans for both compliance and business reasons. For example, as the Hispanic population grows and companies seek to conduct business with this population, we expect companies will hire aggressively within the Hispanic community, resulting in a robust demand for bilingual English/Spanish speakers and writers. Because of our specialization and focus in diversity recruitment, as opposed to general recruitment, we have not yet experienced negative pricing pressure associated with product commoditization (which is the act of making a product or service easy to obtain by making it as uniform, plentiful and affordable as possible).

Our agreement with LinkedIn will terminate on March 29, 2014. There are no post termination restrictions on our ability to sell any employers our diversity recruitment services. As part of our termination with LinkedIn we will provide ongoing job postings and reporting for those employers to whom LinkedIn sold our diversity recruitment services. We are not restricted from entering into a direct recruitment relationship with those companies that are using our products and services via the LinkedIn reseller agreement.

Recruitment Advertising.  Diversity recruitment advertising enables recruiters to communicate their career opportunities to diverse candidates using Internet banner ads and email marketing. In the past year we have provided diversity recruitment advertising services to numerous employers.  We use sophisticated technology to delivery advertising targeted by geography and occupation. Our targeting is based upon data that we have accumulated relevant to our audiences’ job searches on our sites and vast profiles based upon those user experiences.

Cost of Growth

In the fiscal year ended December 31, 2012, we began to increase our sales and marketing, as well as product development expenses.  We continued making these investments in people and technology in 2013 as we refined and focused our sales, marketing and technology teams.  Such expenses were not capitalized under our financial statements in accordance with generally accepted accounting principles, and we do not expect to see significantly increased revenues resulting from these investments until the first quarter of 2014. Therefore, as we execute our strategy to increase recruitment revenue by hiring additional personnel, expanding our marketing efforts and building a sales team, our profitability has declined and may continue to decline in the near-term.

Results of Operations

The following tables set forth our results of operations for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

Comparison of the Year Ended December 31, 2013 with the Year Ended December 31, 2012

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding). The period to period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,		Change	Change
	2013	2012	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$2,468	$4,000	$(1,532)	(38.3%)
Consumer advertising and consumer marketing solutions revenue	1,566	2,154	(588)	(27.3%)
Total revenues	4,035	6,154	(2,119)	(34.4%)

Costs and expenses:
Cost of services	1,153	805	347	43.1%
Sales and marketing	2,347	1,483	864	58.3%
General and administrative	2,268	1,222	1,046	85.6%
Depreciation and amortization	282	113	169	149.4%
Gain on sale of property and equipment	(4)	0	(4)	(100.0%)
Total costs and expenses	6,045	3,623	2,422	66.8%
(Loss) income from operations	(2,010)	2,531	(4,541)	(179.4%)

Other expense, net	(137)	(159)	22	(14.0%)
Change in fair value of warrant liability	330	0	330	100.0%
Income tax benefit	(381)	0	(381)	(100.0%)
Net (loss) income	$(1,436)	$2,372	$(3,808)	(160.6%)

Revenue

	Years Ended December 31,
	2013	2012
Percentage of revenue by product:
Recruitment services	61%	65%
Consumer advertising and consumer marketing solutions revenue	39%	35%

Total recruitment services revenue decreased 38% for the year ended December 31, 2013, compared to the same period in the prior year. Revenue from our recruitment solutions decreased $1,532,000 for the year ended December 31, 2013, compared to the prior year, as the fixed fee we receive pursuant to our LinkedIn agreement is half of the fixed fee we received pursuant to our Monster Worldwide agreement prior to its termination at the end of 2012.

Partially offsetting this decrease was $167,000 of revenues generated from our Events Division. At the end of the third quarter of 2013, we completed the purchase of the assets of  Personnel Strategies, Inc. (“PSI”).  PSI had been operating diversity focused Job Fairs throughout the country for over 20 years.   We are operating this business as the Events Division of the company.

Additionally, during the year ended December 31, 2013, we recognized $230,000 of revenues related to direct sales of our recruitment services.

Revenue from our consumer advertising and consumer marketing solutions was $1,566,000 for the year ended December 31, 2013, compared to $2,154,000 for the year ended December 31, 2012. The year over year decrease was primarily the result of changes in our agreements with Apollo Group and a decrease in media revenue as we changed our product offerings. The revenue from our Apollo Education to Careers Agreement, which consists of a fixed monthly fee of $116,667, remained the same. However, the advertising and promotion campaign for Apollo Group's Education to Education Affinity Networking Portal Site ended in June 2012 and such termination resulted in a decrease in revenue of $150,000 for the year ended December 31, 2013. Additionally, we mutually ended our insertion order agreement with the Apollo Group for lead generation for the University of Phoenix in June 2013 and such termination resulted in a decrease in revenue of $307,000 for the year ended December 31, 2013.  Our media revenue for the year ended December 31, 2013 was $0, compared to $126,000 for the year ended December 31, 2012, as our 2013 efforts focused on growing our recruitment solutions products.

Operating Expenses

Cost of services expense:  The increase in cost of services expense for the year ended December 31, 2013 was due to (i) a $207,000 increase in salaries and benefits for the year ended December 31, 2013 resulting from hiring additional operations personnel in the third quarter of 2012 to support our expected revenue and traffic growth in 2013 and (ii) $203,000 of direct costs incurred in connection with our Events Division. Due to the seasonality of the events industry and the process of integrating this business, we had expected a significant cost for this division in the fourth quarter.  Additionally, higher maintenance and operation expenses related to our systems and websites resulted in an increase of $56,000 of expenses during the year ended December 31, 2013. The increase was offset by a $73,000 decrease in revenue sharing expenses for the year ended December 31, 2013 due to more favorable terms negotiated with partners and changes in partner relationships. A $49,000 decrease in consulting expenses for the year ended December 31, 2013 was the result of a decrease in our advertising and media services due to the change in our product offerings.

Sales and marketing expense:  Sales and marketing expense for the year ended December 31, 2013 was $2,347,000, an increase of $864,000, or 58%, compared to $1,483,000 for the year ended December 31, 2012. The increase primarily consisted of an increase of $762,000 for the year ended December 31, 2013 in sales and marketing salaries, commissions and benefits and a $84,000 increase in travel, meals and entertainment expense for the year ended December 31, 2013 which resulted from hiring additional staff to support our 2013 direct sales capabilities. Additionally, marketing and consulting expenses increased $168,000 and $70,000, respectively, during the year ended December 31, 2013 primarily related to customer database management tools. The increases were partially offset by a $205,000 decrease in online marketing expense during the year ended December 31, 2013 as a result of the 2013 initiative to market and sell directly to potential customers.

General and administrative expense:  The increase in general and administrative expenses for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to the additional costs incurred of approximately $661,000 during the year ended December 31, 2013 related to being a public company, including costs associated with audit, legal, directors and officers insurance, investor relations and filing fees and registration. Additionally, personnel expenses increased by $70,000 for the year ended December 31, 2013 related to the hiring of additional personnel to support our initial public offering. In connection with the acquisition of the software technology from Careerimp in June 2013, we committed to pay Careerimp an additional $200,000 contingent upon the former CEO’s continued employment with PDN through December 31, 2013. Additionally, in connection with the acquisition of PSI, we committed to pay the former CEO an additional $100,000 on each of September 20, 2014 and 2015 contingent upon his continued employment with PDN on each of those respective dates. We recorded $225,000 of these contingent liabilities during the year ended December 31, 2013. We also experienced an increase of $122,000 for the year ended December 31, 2013 in occupancy, technology and communication costs as we moved our corporate headquarters to a larger space and hired additional employees. The increase was offset by a $43,000 decrease in travel, meals and entertainment expense for the year ended December 31, 2013 and a $49,000 decrease in bad debt expense for the year ended December 31, 2013.

Depreciation and amortization expense: The increase in depreciation and amortization expense for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to a $164,000 increase in amortization expense for the year ended December 31, 2013 related to the costs incurred to update the technology stack of our web product platform to support emerging technologies. We switched over to the platform, dubbed “V2,” at the end of 2012, though the development continued through the first quarter of 2013. Amortization expense also reflects the amortization of the software technology acquired from Careerimp in June 2013.

Other Expenses

Included in other expenses, net, for the years ended December 31, 2013 and 2012 is interest expense in the amount of $155,000 and $172,000, respectively. Interest expense is primarily attributable to the amortization of the discount on the note payable to one of the note holders as the note was exchanged to equity upon our reorganization on March 4, 2013. Amortization of the discount amounted to $138,000 and $70,000 for the year ended December 31, 2013 and 2012, respectively, for the note.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. During the year ended December 31, 2013, we recorded a non-cash gain of $330,000 related to changes in the fair value of our warrant liability liabilities. The change in the fair value of our warrant liability for the year ended December 31, 2013 was primarily the result of changes in our stock price.

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

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the IPO. This resulted in a net deferred tax benefit of $381,000 being recognized and included in the tax provision for the year ended December 31, 2013. The tax benefit was determined using an effective tax rate of 40.6% for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to December 31, 2013.

The unaudited pro forma computation of income tax benefit included in the statements of comprehensive (loss) income, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. The company provided the pro forma income tax disclosures for the years ended December 31, 2013 and 2012 to illustrate what the company’s net (loss) income would have been had income tax expense been provided for at an effective tax rate of 40.6% and 41.0%, respectively. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

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

Accounts Receivable

Our policy is to reserve for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We periodically review our accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

We evaluate goodwill for impairment annually (December 31) and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.

When conducting our annual goodwill impairment assessment, we apply the two-step impairment test. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Capitalized Technology Costs

We account for capitalized technology costs in accordance with ASC 350-40, Internal-Use Software. In accordance with ASC 350-40, we capitalize certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are amortized over the estimated useful lives of the software assets on a straight-line basis, generally not exceeding three years.

Revenue Recognition

Our principal sources of revenue are recruitment revenue and consumer marketing and consumer advertising revenue. Our recruitment revenue prior to January 1, 2013 was derived from our strategic partnership agreement with Monster Worldwide. Beginning as of January 1, 2013, our recruiting revenue is generated under our agreement with LinkedIn. Revenues from recruitment services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable. Our recruitment revenue is derived from agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services.

Consumer marketing and consumer advertising revenue is recognized either based upon a fixed fee for revenue sharing agreements in which payment is required at the time of posting, or billed based upon the number of impressions (the number of times an advertisement is displayed) recorded on the websites as specified in the customer agreement.

Income Taxes

Until March 5, 2013, the Company was a limited liability company which elected to be taxed as a partnership. As such the Company’s income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes had been provided in the accompanying financial statements. The pro forma income tax disclosure presented in the accompanying statements of comprehensive income for the year ended December 31, 2012 is provided to illustrate what the Company’s net income (loss) would have been had income tax expense (benefit) been provided for as a C Corporation for the full reporting period.

Upon the consummation of our reorganization (from an Illinois limited liability company into a Delaware corporation) on March 5, 2013, the Company is now taxed as a “C” Corporation from the time of reorganization through December 31, 2013. The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable. As of December 31, 2013, the Company is in a net deferred tax asset position.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for the years ended December 31, 2013 and 2012, respectively, and is intended to supplement the more detailed discussion that follows:

	December 31,
	2013	2012
	(in thousands)

Cash and cash equivalents	$18,736	$868
Short-term investments	$0	$251
Working capital	$18,533	$2,256

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

The non-renewal of our agreement with Monster Worldwide and the commencement of our business relationship with LinkedIn had a material impact on revenue and operating cash flow during the year ended December 31, 2013. This is due to the fact that the LinkedIn agreement provides that LinkedIn makes fixed quarterly payments to us in the amount of $500,000 per quarter, which is half of the $1,000,000 fixed quarterly payments we received from Monster Worldwide. Our agreement with LinkedIn will end March 29, 2014, along with the related $500,000 fixed quarterly payments.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the next twelve months.

	Years Ended December 31,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(415)	$2,618
Investing activities	(470)	(230)
Financing activities	18,753	(3,774)
Net increase (decrease) in cash and cash equivalents	$17,868	$(1,386)

Cash and Cash Equivalents

The company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash (Used In) Provided by Operating Activities

Net cash used in operating activities for the year ended December 31, 2013 was $415,000. The cash flow used in operations during 2013 was primarily attributable to changes in our assets and liabilities, mainly consisting of a decrease to accounts receivable of $756,000 and an increase in deferred revenue of $524,000. Accounts receivable decreased approximately 37% in 2013 while our revenue declined 34%. The decrease in accounts receivable was due to the collection of outstanding receivables. We had a net loss of $1,436,000 which included non-cash depreciation and amortization of $282,000, non-cash interest and accretion added to our notes payable of $155,000, a non-cash deferred tax benefit of $381,000, and a decrease in the fair value of a warrant liability of $330,000.

Net cash provided by operating activities during the year ended December 31, 2012 was $2,618,000, primarily due to our increased revenue and operating efficiencies. The cash flow provided from operations during 2012 was due to changes in our assets and liabilities consisting of an increase in accounts receivable of $18,000, an increase in prepaid expenses of $64,000 and a decrease in accounts payable and accrued expenses of $12,000. Accounts receivable, adjusted for deferred revenue in accounts receivable, decreased approximately 2.2% in 2012, while our revenue grew 10.5%. The decrease in accounts receivable was due to lower media and advertising sales in the fourth quarter of 2012 as we channeled our fourth quarter efforts to preparing our sales team for direct sales in 2013 and our media and marketing team on testing and perfecting our new technology platform to go live on January 2, 2013. The increase in prepaid expenses consisted of prepaid business insurance, prepaid health insurance and prepaid rent, while the decrease in accounts payable and accrued expenses consists of a decrease in accrued operating expenses. We had net income in 2012 of $2,372,000 which included non-cash depreciation and amortization of $113,000 and non-cash interest and accretion added to our notes payable of $172,000 and $49,000 of bad debt expense.

Net Cash Used in Investment Activities

Net cash used in investing activities for the year ended December 31, 2013 was $470,000. The cash used in investing activities primarily consisted of $200,000 paid for the acquisition of technology, $355,000 invested in developed technology as the Company embarked on updating the technology stack of its web product platform to support emerging technologies, $136,000 of net cash paid for the acquisition of PSI, and $38,000 in purchases of property and equipment. This was offset by proceeds from the sale of marketable securities of $242,000.

Net cash used in investing activities during the year ended December 31, 2012 was $230,000. The cash used in investing activities primarily consisted of $151,000 in proceeds from the sale of investments, offset by $358,000 invested in developed technology as we incurred costs to update and enhance our websites.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $18,753,000 for the year ended December 31, 2013. The cash provided by financing activities consisted of $19,475,000 in net proceeds from our initial public offering less $510,000 in initial public offering costs paid by the Company. We paid $200,000 in distributions to members of the Company prior to our reorganization and $11,000 in payments for the repurchase of our common stock.

Net cash used in financing activities was $3,774,000 during the year ended December 31, 2012. The cash used in financing activities consisted of $2,900,000 in distributions to members of the company, of which $2,400,000 were distributions to cover taxes since the company was an LLC, $176,000 in payments on our notes payable to founding members of the company and $698,000 of our public offering costs, which were deferred.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

In February 2013, the FASB issued amended standards to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of the provisions in this update did not have a significant impact on our consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the F-Pages contained herein, which include our audited consolidated financial statements and are incorporated by reference in this Item 8.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, (“SEC”) under the Exchange Act: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered in this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer, respectively), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP), and include those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal controls based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework) as of December 31, 2013, the end of the period covered in this Annual Report on Form 10-K.

Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered in this Annual Report on Form 10-K. To address the material weakness described below, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this Annual Report on Form 10-K.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management has concluded that, as of December 31, 2013, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we identified deficiencies in controls related to the segregation of incompatible duties and the application of complex accounting principles. While we believe we have other controls in place that are operating effectively and mitigate the risk of material misstatement, these control deficiencies could result in a misstatement of the presentation and disclosure of our financial statements that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness in our internal control over financial reporting as of December 31, 2013.

Plan for Remediation of Material Weakness

During 2013 and into the first quarter of 2014, we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2013.

Specifically, the company implemented new policies to more fully segregate incompatible duties and enhance the overall internal control structure.  Additional procedures were written supporting which functions employees with access to the general ledger system can access, which will provide additional internal control enhancements. In addition, we hired additional finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions and also engaged a third party external financial reporting specialist with expertise in GAAP and SEC reporting regulations.

We anticipate that the actions described above and resulting improvements in controls will strengthen the company’s internal control over financial reporting and will, over time, address the related material weakness. However, because many of the controls in the company’s system of internal controls rely extensively on manual review and approval, the successful operation of these controls may be required for several quarters prior to management being able to conclude that the material weakness has been remediated.

Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

The following table provides the name, age and position of each of our executive officers and directors as of March _24_, 2014. There are no family relationships between our executive officers and directors.

Name	Age	Position
James Kirsch	53	Chief Executive Officer and Chairman of the Board
Rudy Martinez	56	Executive Vice President, CEO of iHispano.com Division
David Mecklenburger	53	Chief Financial Officer and Secretary
Chad Hoersten	37	Chief Technology Officer
Daniel Sullivan	44	Chief Revenue Officer
Kevin Williams	53	Chief Marketing Officer
Tandalea Mercer	36	Executive Vice President – Compliance
Daniel Marovitz	41	Director (1)
Stephen Pemberton	46	Director (1)
Barry Feierstein	53	Director (1)
Andrea Sáenz	41	Director

(1)	Member of our audit, compensation and nominating and corporate governance committees.

James Kirsch has served as our Chief Executive Officer, as a member of our management board since 2008 and as the Chairman of the Board since the consummation of our initial public offering. Mr. Kirsch served as Chief Strategic Officer at AMightyRiver.com, a division of PDN from 2004 to 2008 and from 1996 to 2001 as Chief Executive Officer of eSpecialty Brands a online retail company. Previously, Mr. Kirsch served as Chief Executive Officer at iMaternity.com, the ecommerce partner of iVillage.com from 1983 to 1996 and Manager, Vice President and Chief Operating Officer at Dan Howard Industries, a vertically integrated retailer of apparel. He holds a B.S. in Economics and Political Science from University of Arizona. We believe Mr. Kirsch is a valuable asset to the board of directors because of his experience and vision in leading the company since 2008.

Rudy Martinez is one of our founders, Executive Vice President and a member of our management board, and has lead our iHispano.com division since 2000. Prior to joining the company, Mr. Martinez served from 1995 to 1998 as Division President for Trilogy Consulting, a firm which specialized in Pharmaceutical and Healthcare consulting. Mr. Martinez graduated from Indiana University, Bloomington with a B.A. in Forensics and completed the Dartmouth Tuck School of Business – Building High Performance Business Program.

David Mecklenburger has been our Chief Financial Officer and Secretary since July 2013. Prior to joining the company, Mr. Mecklenburger served as Vice President of Business Integration for General Cable Corporation, a publicly traded global provider of wire and cable products, from 2009 to 2012.  From 1989 to 2009, Mr. Mecklenburger served as Chief Financial Officer and Chief Operating Officer of Gepco International, Inc. and Isotec, Inc., manufacturers and distributors of high end electronic cables which were acquired by General Cable Corp in 2009.  Mr. Mecklenburger has a bachelor’s degree in Accountancy from the University of Illinois at Urbana-Champaign and a master’s degree in Business Administration from Northwestern University.  Mr. Mecklenburger is a Certified Public Accountant.

Chad Hoersten serves as Chief Technology Officer of PDN, a position he has held since 2008. He was the lead web developer of iHispano.com, a division of PDN, from 2004 to 2008. Mr. Hoersten served as a senior software engineer at Rockwell Automation from 1999 to 2002. Mr. Hoersten holds a B.S. in computer engineering from the University of Cincinnati.

Daniel Sullivan has served as Chief Revenue Officer at Professional Diversity Network since October, 2011. Prior to joining PDN, Mr. Sullivan worked in a number of sales related roles at Monster Worldwide from January of 2000 to September of 2011. Mr. Sullivan worked as a Sales Manager with Akzo Nobel from January 1998 to January 2000. Mr. Sullivan graduated from the University of Massachusetts, Boston with a B.S. in Political Science.

 Kevin Williams became our Chief Marketing Officer in December 2013.  Previously Mr. Williams was the Executive Vice President and Managing Director of Matlock Advertising and Public Relations in Atlanta, Georgia from 2010 to 2011.  He had also been the Senior Vice President of Client Services at Globalhue, a multicultural advertising agency from 2005 to 2009.  Kevin holds a B.A. in Marketing from the University of Illinois Urbana-Champaign.

Tandalea Mercer is our Executive Vice President of Compliance, and has held this position since September 2011. Ms. Mercer is currently also Senior Manager of Diversity and Inclusion at HCL Technologies, Inc., an information and technology services company, and has held that position since October 2011. We intend to employ Ms. Mercer on a full-time basis prior to the commencement of the offering. From January 2010 to January 2011, Ms. Mercer was a diversity specialist consultant for the New York City Department of Education. Prior to that, Ms. Mercer was Senior Manager of Affirmative Action/Diversity Metrics at Verizon, a global telecommunications company. Ms. Mercer has also been an Equal Employment Opportunity Specialist at the county government of Fairfax, Virginia from 2005 to 2006 and Equal Employment Opportunity Compliance Officer at the Office of Federal Contract Compliance Programs of the U.S. Department of Labor from 2003 to 2005. Ms. Mercer earned a B.A. in Political Science and English from Delaware State University, and an M.S./M.P.A. Dual Degree in Urban Policy Analysis and Management from The New School University.

Daniel Marovitz has been a director, chairman of our audit committee and a member of our compensation and nominating and corporate governance committees since the consummation of our initial public offering.  He is the founder of Buzzumi, a software platform that helps consulting and advice-based businesses operate online. From 2007 to 2011, he served as Head of Product Management and member of the board of Deutsche Bank’s Global Transaction Bank. Previously, Daniel served as Chief Information Officer for Investment Banking of Deutsche Bank and the Chief Operating Officer of technology from 2002 to 2007. Mr. Marovitz joined Deutsche Bank in 2000 as Managing Director and Chief Operating Officer of the eGCI group at Deutsche Bank. Previously, he was Vice President of Commerce at iVillage, an online women’s network from 1998 to 2000. Mr. Marovitz also worked for Gateway 2000 where he served as the head of Gateway.com from 1996 to 1998 and was the co-founder of Gateway’s Japanese subsidiary in Tokyo from 1994 to 1996. Mr. Marovitz earned a B.A. in Romance Studies and Asian Studies and graduated cum laude from Cornell University in 1994. Mr. Marovitz is an experienced operational and theoretical thought leader regarding Internet companies. We believe that as a member on our board of directors, he brings valuable advice relating to Internet activities, user experience and online marketing to the company.

Stephen Pemberton has been a director, chairman of our nominating and corporate governance committee and a member of our audit and compensation committees since the consummation of our initial public offering.  In 2011, he joined Walgreen Co., a retail pharmacy company, as Divisional Vice-President and Chief Diversity Officer. From 2005 to 2010, Mr. Pemberton was Chief Diversity Officer and Vice-President of Diversity and Inclusion at Monster Worldwide.com. Mr. Pemberton received a B.A. in Political Science from Boston College in 1989. We believe Mr. Pemberton is a respected authority on diversity and inclusion matters in the workplace. We believe that as a member on our board of directors, he adds value by providing the board of directors with insight and experience he has gained from his service as a Chief Diversity Officer at two public companies.

Barry Feierstein has been a director, chairman of our compensation committee and a member of our audit and nominating and corporate governance committees since the consummation of our initial public offering.  He has been employed at the University of Phoenix, an online institution of higher learning and a wholly owned subsidiary of the Apollo Group since 2010, and appointed Chief Business Operating Officer in 2011. Prior to that, he served as Executive Vice President of Sales & Marketing for Sallie Mae, a student loan service company, from December 2007 to November 2009, and Senior Vice President of Private Credit Lending at Sallie Mae from January 2007 to December 2007. Mr. Feierstein graduated with a B.A. in Economics and History from Tufts University and earned an M.B.A. from Harvard Business School. Mr. Feierstein has expertise in online marketing, with a specific concentration in online education and marketing. We believe his ability to analyze complex Internet marketing strategies, and experience in connecting education to careers is an asset to the board of directors.

Andrea Sáenz has been a director since the consummation of our initial public offering. Since May 2011, she has served as Chief of Staff for the Chicago Public Schools. From August 2010 to May 2011, Ms. Sáenz was Board Resident at the U.S. Department of Education. From July 2006 to August 2010, Ms. Sáenz was executive director for the Hispanic Alliance for Career Enhancement, a nonprofit organization dedicated to the advancement of Latino professionals. Prior to holding that position, she was a fellow at the University of Pennsylvania Fels Institute of Government. Ms. Sáenz began her career at Congreso de Latinos Unidos, an organization focusing on Latino-American communities. She holds a B.A. in Latin American studies from Scripps College and a Master’s Degree in government administration from the University of Pennsylvania. We believe Ms. Sáenz is an accomplished leader in the field of professional and educational advancement with expertise in educational and career access for minorities, with particular experience in the Not-For-Profit and government sectors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our corporate website at www.prodivnet.com.  Any amendment to, or waiver from, a provision of such code of ethics will be posted on our website.

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

ITEM 11 — EXECUTIVE COMPENSATION

Overview

In this section, we describe our compensation programs and policies and the material elements of compensation for the year ended December 31, 2013 for our Chairman and Chief Executive Officer, and our most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation was in excess of $100,000. Other than as disclosed below, we did not have any other employee whose compensation was such that executive compensation disclosure would be required but for the fact that they were not executive officers as of the end of the last fiscal year. We refer to all individuals whose executive compensation is disclosed in this Annual Report as our “named executive officers.”

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

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2013 and December 31, 2012 by our Chairman and Chief Executive Officer, and our most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation was in excess of $100,000. We refer to these persons as our “named executive officers” elsewhere in this Annual Report.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($) (1)		Total ($)
James Kirsch,	2013	$200,000	$17,383	(2)(3)	$217,383
Chairman and Chief Executive Officer	2012	200,000	372,993	(2)(3)	572,993

Rudy Martinez,	2013	200,000	22,664		222,664
Executive Vice President and CEO of iHispano.com division	2012	200,000	17,511		217,511

Daniel Sullivan	2013	150,000	25,868		175,868
Chief Revenue Officer	2012	150,000	1,500		151,500

David Mecklenburger	2013	81,750	-		81,750
Chief Financial Officer

(1)
Other compensation consists of: (i) car allowance in the amount of $9,472 and $10,152 respectively, in 2013 and 2012 for Mr. Kirsch, and in the amount of $9,589 and $11,508 respectively in 2013 and 2012 for Mr. Martinez and (ii) an annual Health Savings Account contribution of $6,000 in each of 2013 and 2012 for Mr. Martinez. In 2013 and 2012, Mr. Sullivan received Health Savings Account contributions of $1,500.  Additionally, Mr. Martinez received $7,075 of commissions and bonus in 2013 and Mr. Sullivan received $24,368 of commissions and bonus in 2013.

(2)
In 2010, Mr. Kirsch purchased a condominium apartment in Miami, Florida, which was primarily used by the Company and was financed by obtaining a bank loan providing initially for interest only payments. Following the closing, the Company made payments of interest on the mortgage, condominium association dues, real estate taxes, maintenance and upkeep, purchased furniture and other related expenses on the apartment (collectively, “Condominium Costs”) in the amount of $7,411 in 2013 and $46,927 in 2012. The Company recorded these payments as additional compensation payments to Mr. Kirsch for 2013 and 2012. In 2013 and 2012, the Company paid $0 and $263,109 in additional compensation as a reimbursement for the additional taxes owed by Mr. Kirsch with respect to guaranteed payments related to the Miami condominium. The Company has discontinued payments relating to the condominium costs prior to the closing of the offering.

(3)
For the year ended December 31, 2012, Mr. Kirsch received $52,800 in additional compensation payments, which represent 30% of the $176,000 in principal payments on our notes payable to one of the founding members of the company, as part of his compensation.

Employment Agreements

We entered into employment agreements with Messrs. James Kirsch and Rudy Martinez prior to the commencement of our initial public offering. Mr. Kirsch serves as our Chief Executive Officer and Mr. Martinez serves as our Executive Vice President and CEO of our iHispano.com division, at annual base salaries of $200,000 and $200,000, respectively. Mr. Kirsch’s and Mr. Martinez’s employment agreements were for one year, with employment on an at-will basis thereafter. The agreements also provide for a discretionary annual bonus and benefits provided to other employees. If we terminate either named executive officer without cause (as defined in the employment agreement) but not due to death or disability, the company will pay as severance continued salary for six (6) months to the terminated executive upon delivery of a release of claims against the company. No severance payment will be paid if termination is for cause or if the executive resigns. During each named executive officer’s employment and for two (2) years thereafter, each named executive officer will agree not to disclose confidential information and will be subject to restrictions on competing or interfering with our business and business relationships and soliciting the services of our employees or independent contractors.  Both agreements expired March 5, 2014, however the company is honoring the terms of the previous agreements until there are new agreements in place.

Outstanding Equity Awards at December 31, 2013

We did not have any outstanding equity awards to our named executive officers as at December 31, 2013.

Director Compensation

James Kirsch is the chairman of our board of directors. As one of our executive officers, Mr. Kirsch will not be compensated for his services as a director. The following table details the total compensation earned by the Company’s non-employee directors in 2013:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Daniel Marovitz	9,500	-	-	9,500
Stephen Pemberton	7,000	-	-	7,000
Barry Feierstein (1)	8,500	-	-	8,500
Andrea Sáenz	5,500	-	-	5,500
Total	30,500	-	-	30,500

The general policy of our Board is that compensation for non-employee directors should be a mix of cash and equity based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. Our directors are also reimbursed for travel expenses associated with attendance at Board meetings. There were no reimbursements for travel expenses for the fiscal year ended December 31, 2013.

(1)	Mr. Feierstein earned this compensation in 2013, but elected not to receive payment in 2013. The Company has accrued a liability for the full amount of his 2013 compensation.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2014:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors and prospective directors; and
•	all of our directors and executive officers as a group.

The percentage ownership information shown in the table is based upon a total of 6,316,027 shares of common stock outstanding.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
5% Stockholders
Daniel Ladurini (1)	2,290,541	36.6%
Ronald Chez	466,765	7.4%

Executive Officers and Directors
James Kirsch (2)(3)	1,057,826	16.7%
Rudy Martinez	344,385	5.5%
David Mecklenburger	-	-
Chad Hoersten	-	-
Daniel Sullivan	-	-
Kevin Williams	-	-
Tandalea Mercer	-	-
Daniel Marovitz	-	-
Stephen Pemberton	-	-
Barry Feierstein	-	-
Andrea Sáenz	-	-

Named directors and officers as a group (11 persons)	1,402,211	22.2%

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

(2)	Includes 7,547 shares issued pursuant to the Note Conversion.
(3)	Does not include 369,322 shares issuable pursuant to the Ladurini Options because such options have not been exercised as of December 31, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

Prior to the consummation of our initial public offering, we adopted the 2013 Equity Compensation Plan under which we reserved 500,000 shares of our common stock for the purpose of providing equity incentives to our employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The plan provides for a maximum of 500,000 shares that could be acquired upon the exercise of a stock option or the vesting of restricted stock. The plan was approved by our stockholders prior to the consummation of our initial public offering. As of December 31, 2013, there were no securities granted under the plan.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The following is a summary of transactions for the past two fiscal years to which we have been a party in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2012 and December 31, 2013, and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section of this Annual Report entitled “ Executive Compensation .”

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

Prior to the consummation of our initial public offering, Ladurini Family Trust entered into option agreements (the “Ladurini Options”) with certain of our directors and officers pursuant to which such directors and officers may purchase, during a ten year exercise period, from Ladurini Family Trust up to 10% shares of our common stock, at a price per share equal to the offering price. As of December 31, 2013, none of those options have been exercised.

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

In 2010, Mr. Kirsch purchased a condominium apartment in Miami, Florida, which was primarily used by the company and was financed by obtaining a bank loan providing initially for interest only payments. The Company paid for the down payment and earnest money on the apartment in the amount of $221,679. In 2012, the Company paid Mr. Kirsch $263,109 in additional compensation payment to compensate Mr. Kirsch for additional income taxes resulting from the amounts paid in 2010 for the condominium apartment in Miami, Florida. The Company discontinued paying the condominium costs prior to closing of the Company’s initial public offering. Please see “Executive Compensation” for information regarding the employment agreements with, and compensation of, our executive officers.

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

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES PAID TO INDEPENDENT AUDITORS

The audit committee retained Marcum, LLP as independent registered public accountants to audit the Company’s consolidated financial statements for the fiscal years ended December 31, 2013 and 2012.

The following table summarizes fees for professional services rendered to the Company by Marcum, LLP for the fiscal years ended December 31, 2013 and 2012, respectively.

Fees:	2013	2012
Audit Fees	$115,000	$97,000
Audit-Related Fees	144,450	61,500
Tax Fees	---	---
Total	$259,450	$158,500

Audit Fees. For the fiscal years ended December 31, 2013 and 2012, the “Audit Fees” reported above were billed by Marcum, LLP for professional services rendered for the audit of the company’s annual financial statements, reviews of the company’s quarterly financial statements, and for services normally provided by the independent auditors in connection with statutory and regulatory filings and engagements.

Audit-Related Fees. Audit related fees for the fiscal year ended December 31, 2013 and 2012 relate to the review and consent of Marcum, LLP for our Registration Statements on Form S-1.

Tax Fees. The company did not pay any tax related fees to Marcum, LLP in 2013 or 2012.

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

PART IV

ITEM 15— EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1.	Financial Statements

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2.	Financial Statement Schedules are omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.

3.	Exhibits

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Professional Diversity Network, Inc.

We have audited the accompanying balance sheets of Professional Diversity Network, Inc., (the “Company”) as of December 31, 2013 and 2012, and the related statements of comprehensive (loss) income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Diversity Network, Inc., as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company completed an initial public offering (“IPO”) of its common stock on March 8, 2013. The Company concurrently converted its legal form of ownership into that of a c corporation from a limited liability company upon the completion of its IPO. The accompanying financial statements give retroactive effect to the recapitalization of the Company for all periods presented.

Marcum, LLP

New York, NY

March 27, 2014

Professional Diversity Network, Inc. BALANCE SHEETS

	December 31,
	2013	2012

Current Assets:
Cash and cash equivalents	$18,736,495	$868,294
Accounts receivable	1,218,112	1,923,048
Marketable securities, at fair value	-	251,349
Prepaid expense	99,094	63,982
Total current assets	20,053,701	3,106,673

Property and equipment, net	54,781	34,863
Security deposits	12,644	23,711
Deferred costs - initial public offering	-	832,240
Capitalized technology, net	692,511	402,890
Goodwill	735,328	635,671
Trade name	90,400	90,400
Deferred tax asset	380,832	-
Total assets	$22,020,197	$5,126,448

Current Liabilities:
Accounts payable	$222,961	$265,013
Accrued expenses	188,462	85,327
Deferred revenue	1,024,420	500,000
Warrant liability	85,221	-
Total current liabilities	1,521,064	850,340

Notes payable - members, net of original issue discount of $0 and $138,256 as of December 31, 2013 and 2012, respectively	-	1,487,900
Total liabilities	1,521,064	2,338,240

Commitments and contingencies

Stockholder's Equity
Common stock, $0.01 par value, 25,000,000 shares authorized, 6,318,227 and 3,487,847 shares issued and 6,316,027 and 3,487,847 outstanding as of December 31, 2013 and 2012, respectively	63,182	34,878
Additional paid in capital	21,883,593	2,751,827
Accumulated deficit	(1,436,387)	-
Treasury stock, at cost; 2,200 and 0 shares at December 31, 2013 and 2012, respectively	(11,255)
Accumulated other comprehensive income	-	1,503
Total stockholders' equity	20,499,133	2,788,208

Total liabilities and stockholders' equity	$22,020,197	$5,126,448

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2013	2012

Revenues
Recruitment services	$2,468,382	$4,000,000
Consumer advertising and consumer marketing solutions revenue	1,566,262	2,154,111
Total revenues	4,034,644	6,154,111

Costs and expenses:
Cost of services	1,152,544	805,447
Sales and marketing	2,346,847	1,482,556
General and administrative	2,268,118	1,222,158
Depreciation and amortization	281,648	112,943
Gain on sale of property and equipment	(4,158)	-
Total costs and expenses	6,044,999	3,623,104

(Loss) income from operations	(2,010,355)	2,531,007

Other income (expense)
Interest expense	(155,136)	(172,411)
Interest and other income	25,765	13,095
Loss on sale of marketable securities	(7,640)	-
Other expense, net	(137,011)	(159,316)

Change in fair value of warrant liability	330,147	-

(Loss) income before income taxes	(1,817,219)	2,371,691
Income tax benefit	(380,832)	-
Net (loss) income	$(1,436,387)	$2,371,691

Other comprehensive (loss) income:
Net (loss) income	$(1,436,387)	$2,371,691
Unrealized (losses) gains on marketable securities	-	29,699
Reclassification adjustments for losses on marketable securities included in net income	7,640	2,449
Comprehensive (loss) income	$(1,428,747)	$2,403,839

Net (loss) income per common share, basic and diluted	$(0.23)	$0.65

Shares used in computing pro forma net (loss) income per common share:
Basic and diluted	6,318,085	3,693,227

Pro-forma computation related to conversion to a C corporation upon completion of initial public offering:
Historical pre-tax net (loss) income before taxes	$(1,817,219)	$2,371,691
Pro-forma tax (benefit) provision	(740,939)	979,708
Pro-forma net (loss) income	$(1,076,280)	$1,391,983
Pro-forma (loss) earnings per share - basic and diluted
Unaudited pro-forma (loss) earnings per share	$(0.17)	$0.38
Weighted average number of shares outstanding	6,318,085	3,693,227

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance at December 31, 2011	3,487,847	$34,878	$3,280,136	$-	-	$-	$(30,645)	$3,284,369

Reclassification adjustments for gains on marketable securities included in net income	-	-	-	-	-	-	2,449	2,449

Unrealized holding gain on marketable securities	-	-	-	-	-	-	29,699	29,699

Distributions to members	-	-	(2,900,000)	-	-	-	-	(2,900,000)

Net income	-	-	2,371,691	-	-	-	-	2,371,691

Balance at December 31, 2012	3,487,847	34,878	2,751,827	-	-	-	1,503	2,788,208

Conversion of debt to equity	205,380	2,054	1,640,982	-	-	-	-	1,643,036

Net proceeds from initial public offering	2,625,000	26,250	17,690,784	-	-	-	-	17,717,034

Reclassification adjustments for losses on marketable securities included in net loss	-	-	-	-	-	-	7,640	7,640

Unrealized holding loss on marketable securities	-	-	-	-	-	-	(9,143)	(9,143)

Repurchase of common stock	-	-	-	-	2,200	(11,255)	-	(11,255)

Distribution to members	-	-	(200,000)	-	-	-	-	(200,000)

Net loss	-	-	-	(1,436,387)	-	-	-	(1,436,387)

Balance at December 31, 2013	6,318,227	$63,182	$21,883,593	$(1,436,387)	2,200	$(11,255)	$-	$20,499,133

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(1,436,387)	$2,371,691
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	281,648	112,943
Deferred tax benefit	(380,832)	-
Change in fair value of warrant liability	(330,147)	-
Loss on sale of investments, net	7,640	5,530
Amortization of discount/premium on investments	-	(370)
Provision for bad debts	-	49,462
Gain on sale of property and equipment	(4,158)	-
Interest added to notes payable	16,881	102,026
Accretion of interest on notes payable	138,255	70,385
Changes in operating assets and liabilities:
Accounts receivable	756,122	(18,041)
Accounts payable	(46,294)	157,403
Accrued expenses	85,812	(169,346)
Prepaid expenses	(28,445)	(63,982)
Deferred income	524,420	-
Net cash (used in) provided by operating activities	(415,485)	2,617,701

Cash flows from investing activities:
Proceeds from sale of marketable securities	242,206	150,796
Cash paid to purchase technology	(200,000)	-
Cash paid for acquisition, net of cash acquired	(135,945)	-
Costs incurred to develop technology	(354,808)	(358,247)
Sale of property and equipment	6,203	-
Purchases of property and equipment	(38,424)	(20,513)
Security deposits	11,067	(2,144)
Net cash used in investing activities	(469,701)	(230,108)

Cash flows from financing activities:
Distributions to members	(200,000)	(2,900,000)
Proceeds from IPO, net of offering costs	19,474,565	-
Repayments of notes payable	-	(176,000)
Deferred IPO costs	(509,923)	(697,730)
Repurchase of common stock	(11,255)	-
Net cash provided by (used in) financing activities	18,753,387	(3,773,730)

Net increase (decrease) in cash and cash equivalents	17,868,201	(1,386,137)
Cash and cash equivalents, beginning of year	868,294	2,254,431
Cash and cash equivalents, end of year	$18,736,495	$868,294

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
IPO costs in accounts payable	$-	$107,610
Deferred revenue in accounts receivable	$-	$500,000
Conversion of notes payable to equity	$1,643,036	$-
Reduction of additional paid-in capital for deferred IPO costs	$1,342,163	$-
Fair value of warrant liabilities	$415,368	$-

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

2. Liquidity, Financial Condition and Management’s Plans

The Company funds its operations principally from cash on hand and accounts receivable collected.

The Company completed an initial public offering (“IPO”) of its equity securities (Note 12) on March 8, 2013 and received $19,474,565 in proceeds, net of offering costs. The Company incurred approximately $1.3 million of IPO expenses through December 31, 2013 in its efforts to complete the IPO. Expenses incurred in connection with the IPO were accounted for as a reduction of the offering proceeds.

We had been dependent on Monster Worldwide, Inc. (“Monster Worldwide” or “Monster”) for all of our recruitment revenue pursuant to an alliance agreement that expired on December 31, 2012. As more fully described in Note 13 below, we entered into a diversity recruitment partnership agreement with LinkedIn Corporation (“LinkedIn”) on November 12, 2012, which became effective on January 1, 2013 and terminated on March 29, 2014. Pursuant to the agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment and advertising on our websites. LinkedIn notified the Company of its decision to terminate its agreement with the Company effective March 29, 2014, and as a result, LinkedIn will no longer be a reseller of the Company’s diversity recruitment products and services. As part of the termination notice, LinkedIn waived their right under the termination conditions of the contract preventing the Company from soliciting the 1,000 accounts on the LinkedIn protected list for a period of one year.

The non-renewal of our agreement with Monster Worldwide had a material impact on revenue and operating cash flow during the year ended December 31, 2013. With respect to job postings that Monster sold prior to the expiration of our agreement on December 31, 2012, we mutually agreed with Monster to maintain such postings on our websites until June 30, 2013. In addition, we agreed to continue to provide Monster with access to certain data until December 31, 2013. We have incurred and expect to continue to incur only de minimis additional labor and costs, and will not receive any additional payments from Monster Worldwide subsequent to the expiration of our agreement. Additionally, as of January 1, 2013, we have begun to sell our products and services directly to employers, except for those identified as restricted by LinkedIn.

The termination of our agreement with LinkedIn on March 29, 2014 will have a material impact on revenue and operating cash flow during the year ended December 31, 2014. In response to this and to help mitigate the impact of the loss of revenue, the Company is adjusting its business plan and focusing on its key areas of strength, including, but not limited to:
•	Our ability to sell directly and earn 100% of each sale;
•	Eliminate key account restrictions imposed on us during the effective time of the LinkedIn agreement;
•	Benefit from new enhanced OFCCP regulations enhancing demand for our products and services;
•	Benefit from the strength of our business foundation and management team; and
•	Pursue potential acquisition opportunities in the recruitment industry.

As of December 31, 2013, we have incurred various expenses associated with the evolution of our business. These costs include public company compliance expenses, sales and marketing expenses to access recruiting customers directly and investments in our recruiting platform to better serve our diverse job seekers.

Professional Diversity Network, Inc.
Notes to Financial Statements

3. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying financial statements for the years ended December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company’s principal sources of revenue include certain minimum fixed fees that it earns from two distinct customers (Note 11). One contract is an annual agreement that is billed pro rata on a monthly basis. The Company uses proprietary technology to monitor the volume of members that actually apply for employment using these resources. The second contract is billed based upon fixed fees with certain minimum monthly website visits. The Company also earns advertising revenues from providing media space on its website directly to advertisers and consumer marketers. Consumer advertising clients (or their designated agents) contact us to purchase media (advertisements for their advertising campaign, goods or services) to be placed on one of our websites. The Company invoices the advertising client or its agent monthly for the media placed. Consumer advertising that the Company sells may be placed on one of its websites and on the website of professional organizations that it is strategic partners with. Advertisers pay the Company directly for the ads that it sells, as the Company is the primary obligor in the transaction. The Company’s strategic partners invoice the Company monthly for their share of the revenue for the advertisements that run on its partner websites and the Company records these amounts as an expense to its revenue sharing account within Cost of Services in its statements of comprehensive income. Consumer advertising may be sold by the professional organizations that the Company has strategic partnerships with, and placed on one of its websites. In this case, the Company would invoice such strategic partner directly for the advertising space and on a case by case basis, rather than a monthly basis. Advertising revenue is recognized after the advertisements have run and results have been approved by an outside service. Advertising revenue is recognized either based upon a fixed fee for revenue sharing agreements in which payment is required at the time of posting, or billed based upon the number of impressions recorded on the websites as specified in the customer agreement.

Events revenue is recognized in the period in which the event occurs. Sales for each event are made prior to the event date.  Revenue for that event is deferred until the event takes place upon which revenue is recognized for that event.

The Company has also developed an internal sales and marketing force that sells products and services directly to employers that are not serviced by its fixed fee customers.  Career and job opportunity boards are made accessible to registered members of the Company’s online community. The Company uses proprietary technology to monitor the volume of the members that actually apply for employment using these resources. Revenue from sales of its hiring solutions are recognized by the Company over the term of the agreement, which is typically twelve months.  The primary product offered to these employers is for a negotiated number of spots to post their recruitment ads, known as job slots.  These job slots can be purchased as a stand-alone product or combined with other services the company offers, meant to enhance the performance of the recruitment ad.  Examples of products that may be included in a bundle are: email blasts, ad network media, newsletters, diversity talent recruitment groups, and a product to assist the customer with their efforts to comply with Federal requirements of companies that are contractors or subcontractors of the Federal government. Since the additional services or products offered by the Company are bundled with, and run contemporaneously with, the job slots, the Company does not separate such services and/or products for revenue recognition purposes.

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred. During the years ended December 31, 2013 and 2012 the Company incurred advertising and marketing expenses of approximately $813,000 and $780,000, respectively.

Cash and Cash Equivalents - The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Professional Diversity Network, Inc.
Notes to Financial Statements

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has had a low occurrence of credit losses and therefore deemed it unnecessary to establish an allowance for doubtful accounts as of December 31, 2013 and 2012.

Marketable Securities - Marketable securities consisted of investments in exchange traded shares designed to track the Wells Fargo Hybrid and Preferred shares index (WHPSF Financial Index). The Company accounts for its marketable securities in accordance with the provisions of Accounting Standards Codification (“ASC”) 320-10. The Company classifies these securities as available for sale, and as such, they are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net income, except for unrealized losses determined to be other-than-temporary, which are recorded as interest and other income, net. The Company had accumulated unrealized gains/(losses) of $0 and $1,503 relating to investments in marketable securities for the years ended December 31, 2013 and 2012, respectively.

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

Capitalized Technology Costs - In accordance with ASC 350-40, Internal-Use Software, the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are amortized over the estimated useful lives of the software assets on a straight-line basis, generally not exceeding three years.

Goodwill and Intangible Assets - The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill is evaluated for impairment annually (December 31 for the Company) and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Triggering events that may indicate impairment include, but are not limited to, a significant adverse change in customer demand or business climate that could affect the value of goodwill or a significant decrease in expected cash flows.

When conducting its annual goodwill impairment assessment, the Company applied the two-step impairment test. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. No impairment of goodwill was identified as of December 31, 2013 and 2012.

The Company allocated a portion of the purchase of iHispano.com, Inc. to trade name and uniform resource locator. These assets have an indefinite life, and thus are not being amortized. The Company has performed its annual impairment evaluation for its other intangible assets with indefinite lives and determined that these were not impaired as of December 31, 2013 and 2012. The Company amortizes the cost of other intangibles over their estimated useful lives. Amortizable intangible assets may also be tested for impairment if indications of impairment exist.

Deferred Revenue - Deferred revenue includes customer deposits received prior to performing services which are recognized as revenue when revenue recognition criteria are met.

Professional Diversity Network, Inc.
Notes to Financial Statements

Treasury Stock – Treasury stock is recorded at cost as a reduction of stockholders’ equity in the accompanying balance sheets.

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

With respect to accounts receivables, concentrations of credit risk are limited to two customers in the on-line employment and distance education industries (Note 13).

Income Taxes - As a result of the Company’s completion of its IPO, the Company’s results of operations are taxed as a C Corporation. Prior to the IPO, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying financial statements for periods prior to March 31, 2013.

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities as of the date of the IPO. This resulted in a net deferred tax benefit of $380,832 being recognized and included in the tax provision for the year ended December 31, 2013. The tax benefit was determined using an effective tax rate of 40.6% for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to December 31, 2013.

The unaudited pro forma computation of income tax benefit included in the statements of comprehensive (loss) income, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. The company provided the pro forma income tax disclosures for the years ended December 31, 2013 and 2012 to illustrate what the company’s net (loss) income would have been had income tax expense been provided for at an effective tax rate of 40.6% and 41.0%, respectively. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

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

The Company has adopted the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative U.S. GAAP, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of the guidance did not have a significant effect on its accounting and disclosures for income taxes. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the year ended December 31, 2013.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at historical cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

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

Professional Diversity Network, Inc.
Notes to Financial Statements

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Financial assets measured at fair value on a recurring basis are summarized below:

	December 31, 2013	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Fair value of warrant obligations (Note 11)	$85,221	$-	$-	$85,221

	December 31, 2012	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Marketable securities	$251,349	$251,349	$-	$-

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “(Loss) gain due to change in fair value of derivative instruments” in the Company’s consolidated statements of operations.

As of December 31, 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Net (Loss) Earnings per Share - The Company computes basic net (loss) earnings per share by dividing net (loss) earnings per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net (loss) income per share for the years ended December 31, 2013 and 2012 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

Professional Diversity Network, Inc.
Notes to Financial Statements

	2013	2012
Warrants to purchase common stock	131,250	---

Recent Accounting Pronouncements - In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments in this ASU supersede the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2013-05 and ASU 2013-12. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013 and the adoption did not have an impact on the Company’s financial statements but may have an impact in future periods.

In July 2013, the FASB ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance at the beginning of our first quarter of fiscal year 2014, and does not expect the adoption of this standard will have a material impact on its financial statements.

4. Acquisition

On September 20, 2013, the Company completed its acquisition of Personnel Strategies, Inc. (“PSI”) pursuant to an Asset Purchase Agreement, dated September 18, 2013, by and among the Company and PSI, pursuant to which the Company acquired certain assets and assumed certain liabilities of PSI for an aggregate purchase price of $200,000.  The Company concurrently hired PSI’s former CEO and committed to pay him an additional $100,000 on each of September 20, 2014 and 2015, contingent upon the former CEO’s continued employment on each of those respective dates. Additionally, the former CEO may receive up to an additional $100,000 on each of September 20, 2014 and 2015, provided certain cash flow targets are met. The Company recorded $25,000 of this contingent liability, which is included as a component of accrued expenses in the accompanying balance sheet at December 31, 2013 and also included in general and administrative expenses in the accompanying statements of comprehensive (loss) income for the year ended December 31, 2013. The Company acquired PSI in order to expand its networking capabilities and enhance the Company’s diversity recruitment offerings by creating networking events that assist corporations in their compliance initiatives while providing diverse professionals with face-to-face time with corporate recruiters.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values. The operating results for PSI are included in the financial statements from the effective date of acquisition of September 20, 2013 and did not have a material impact for the year ended December 31, 2013.

The allocation of the purchase price is summarized as follows:

Cash consideration paid by the Company	$200,000

Allocated to:
Cash	$64,055
Accounts receivable	51,186
Prepaid expenses	6,667
Accounts payable	(4,242)
Accrued expenses	(17,323)
Net assets acquired	100,343
Goodwill	99,657
$200,000

Professional Diversity Network, Inc.
Notes to Financial Statements

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

5. Marketable Securities

The Company did not have any investments in marketable securities at December 31, 2013. Investments in marketable securities at December 31, 2012 are as follows:

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity
Exchange traded fund	$249,846	$1,503	$-	$251,349

6. Capitalized Technology

Capitalized technology, net is as follows:

	December 31,
	2013	2012
Capitalized cost:
Balance, beginning of period	$734,291	$376,044
Additional capitalized cost	354,808	358,247
Purchased technology	200,000	-
Balance, end of period	$1,289,099	$734,291

Accumulated amortization:
Balance, beginning of period	$331,401	$229,897
Provision for amortization	265,187	101,504
Balance, end of period	$596,588	$331,401
Net Capitalized technology	$692,511	$402,890

Beginning the third quarter of 2012, the Company embarked on updating the technology stack of its web product platform to support emerging technologies. The Company switched over to the platform, dubbed “V2,” at the end of year 2012, though the development and improvement will continue on an ongoing basis.

On June 14, 2013, the Company completed the purchase of a proprietary software technology from Careerimp, Inc. (“Careerimp”) for $200,000. The Company concurrently hired Careerimp’s former CEO and committed to pay Careerimp an additional $200,000 contingent upon the former CEO’s continued employment through December 31, 2013. The Company recorded the $200,000 payment in general and administrative expenses in the accompanying statements of comprehensive (loss) income for the year ended December 31, 2013. Careerimp’s former CEO was responsible for assisting the Company with the technical integration of the acquired technology platform.

Amortization expense of $265,187 and $101,504 for the years ended December 31, 2013 and 2012, respectively, is recorded in depreciation and amortization expense in the accompanying statement of comprehensive (loss) income.

Professional Diversity Network, Inc.
Notes to Financial Statements

7. Property and Equipment

Property and Equipment is as follows:

	December 31,
	2013	2012
Computer hardware	$74,462	$64,759
Furniture and fixtures	28,076	19,884
Leasehold improvements	18,171	13,876
	120,709	98,519
Less: Accumulated depreciation	65,928	63,656
	$54,781	$34,863

Depreciation expense for the years ended December 31, 2013 and 2012 was $16,461 and $11,439 respectively, and is recorded in depreciation and amortization expense in the accompanying statements of comprehensive (loss) income.

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2013	2012
Consulting	$60,000	$-
Payroll liabilities	41,930	1,094
Deferred payment from acquisition	25,000	-
Deferred rent	13,932	6,149
Sales and marketing	11,250	18,541
Taxes	-	28,199
Other	36,350	31,344
	$188,462	$85,327

9. Notes Payable

As of December 31, 2013, no notes payable are outstanding. As part of our reorganization in connection with our IPO, we entered into a debt exchange agreement with the three founders of the Company, whereby three outstanding promissory notes in the principal amounts of $1,341,676, $142,000 and $37,143 plus accrued interest owed to them, respectively, were exchanged for 168,982 shares, 28,851 shares and 7,547 shares of common stock, respectively, at a price per share equal to the initial public offering price, which was $8.00 per share. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

At December 31, 2012, notes payable included the three notes described above. The interest rate on the notes was 6% per annum, with all unpaid interest and principal due on November 1, 2014. The Company assumed one of such notes payable at an acquisition date fair value of $692,614 and a face value of $1,341,676. The discount on the note was recorded at 6.055%.

The remaining unamortized discount was $0 and $138,255 at December 31, 2013 and 2012, respectively. Total notes payable including accrued but unpaid interest amounted to $0 and $1,487,900 as of December 31, 2013 and 2012, respectively. Interest expense on these note obligations amounted to $155,136 and $172,411 for the years ended December 31, 2013 and 2012, respectively. Interest expense includes the amortization of the debt discount of $138,255 and $70,385 for the years ended December 31, 2013 and 2012, respectively. Payments on the notes were $0 and $176,000 for the years ended December 31, 2013 and 2012, respectively.

Professional Diversity Network, Inc.
Notes to Financial Statements

10. Commitments and Contingencies

Lease Obligations - The Company leases office space under two operating lease agreements. A lease for our former headquarters, was scheduled to expire in 2014 and provided for monthly rent of $4,048. On January 18, 2013, we entered into a sublease agreement for our former headquarters space of approximately 1,870 square feet. The sublease provided $3,000 per month rent and expired on October 31, 2013. In January 2013, we exercised an early termination option clause and, accordingly, that lease expired in October 2013. The Company paid a lease termination fee of $13,090 in connection with the exercise of the early termination clause.

 On December 16, 2012 the Company entered into a separate operating lease agreement commencing on January 1, 2013 to lease 4,600 square feet of office space which became our new headquarters. The lease expires on June 30, 2015 and provides for monthly rent of $4,064 for the first 10 months and $6,386 per month for the remaining 20 months of the lease.  The Company also leases approximately 1,900 square feet of office space for its events business in Minnesota. The lease provides for monthly rental payments of $2,551 and is scheduled to expire on September 30, 2014.

Rent expense, amounting to $76,000 and $43,000 for the years ended December 31, 2013 and 2012, respectively, is included in general and administrative expense in the statements of comprehensive (loss) income. Included in rent expense for the year ended December 31, 2013 is $27,000 of sublease income.

Future minimum payments under the leases at December 31, 2013 are as follows:

Year ending December 31,
2014	$99,589
2015	38,313
Total	$137,902

Employment Agreements - On March 5, 2013, the Company entered into two employment agreements with the Chief Executive Officer and the Chief Executive of the iHispano.com division (the “Executives”).  The agreements were for a one year period and required annual base salaries of $200,000 and an annual bonus as determined by the Compensation Committee.  In the event that either of the Executives are terminated without cause (as defined in the employment agreement) but not due to death or disability, the company will pay as severance continued salary for six (6) months to the terminated executive upon delivery of a release of claims against the company. No severance payment will be paid if termination is for cause or if the executive resigns. During each named Executive’s employment and for two (2) years thereafter, each Executive will agree not to disclose confidential information and will be subject to restrictions on competing or interfering with our business and business relationships and soliciting the services of our employees or independent contractors.  Both of these contracts expired March 5, 2014 and the Executives continue to be compensated under the same terms as stated in the contract until new agreements are in place.

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

Professional Diversity Network, Inc.
Notes to Financial Statements

The warrant liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	December 31, 2013	March 4, 2013
Strike price	$10.00	$10.00
Market price	$4.61	$8.00
Expected life	5.17 years	6.00 years
Risk-free interest rate	0.86%	0.86%
Dividend yield	0.00%	0.00%
Volatility	39%	48%
Warrants outstanding	131,250	131,250
Fair value of warrants	$85,221	$415,368

The fair value of the warrant liability decreased to $85,221 at December 31, 2013 from $415,368 at March 4, 2013. Accordingly, the Company decreased the warrant liability by $330,147 to reflect the change in the fair value of the warrant instruments for the period ended December 31, 2013, which is included in the accompanying statements of comprehensive (loss) income for the year ended December 31, 2013. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Beginning balance	$-
Initial warrant valuation	(415,368)
Decrease in net value of warrant liability	330,147
Ending balance	$(85,221)

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

Common Stock– Following its IPO, the Company had one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of December 31, 2013, the Company has 6,316,027 shares of common stock outstanding.

Equity Incentive Plans – Prior to the consummation of our initial public offering, we adopted the 2013 Equity Compensation Plan under which we reserved 500,000 shares of our common stock for the purpose of providing equity incentives to our employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The plan provides for a maximum of 500,000 shares that could be acquired upon the exercise of a stock option or the vesting of restricted stock. The plan was approved by our stockholders prior to the consummation of our initial public offering. As of December 31, 2013, there were no securities granted under the plan.

Professional Diversity Network, Inc.
Notes to Financial Statements

Distributions to Members of the LLC – In 2013, prior to the reorganization on March 5, 2013, the Company made pro rata distributions to the members of the LLC in the amount of $200,000. In 2012 the Company made pro rata distributions to the members of the LLC in the amount of $2,900,000, of which $2,400,000 of such payments were pro rata distributions for income taxes due by members of the LLC as the LLC has elected to be taxed as a partnership.

Share Repurchase Program – On April 29, 2013, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1 million of its outstanding common stock. The program was renewed by the Board of Directors on November 30, 2013.  The repurchases under the program will be made from time to time over a six month period at prevailing market prices in open market or privately negotiated transactions, depending upon market conditions. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be held in treasury. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. As of December 31, 2013, the Company acquired 2,200 shares of its outstanding common stock in exchange for $11,255. The share repurchase has been recorded as treasury stock, at cost, in the accompanying balance sheet at December 31, 2013.

13. Customer Concentration

The Company’s revenues are highly dependent on two customers, LinkedIn and Apollo Group, Inc. (“Apollo Group” or “Apollo”). The loss of either major customer would materially and adversely affect the Company’s business, operating results and financial condition. If Apollo seeks to negotiate its agreement on terms less favorable to the Company and the Company accepts such unfavorable terms, or if the Company seeks to negotiate better terms but is unable to do so, then the Company’s business, operating results and financial condition would be materially and adversely affected. As discussed below, our agreement with LinkedIn will terminate on March 24, 2014.

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Years Ended		Percentage of Accounts Receivable at
	December 31,		December 31,
	2013	2012	2013	2012
LinkedIn	50%	-	41%	-
Monster	-	65%	-	52%
Apollo	36%	31%	19%	20%

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

Our agreement with Monster Worldwide, which expired on December 31, 2012, provided for an annual fixed fee of $4 million that was subject to adjustment based on certain criteria.

On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013 and will terminate on March 29, 2014. Pursuant to our agreement, LinkedIn may resell to its customers diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provided that LinkedIn make fixed quarterly payments to us in the amount of $500,000 per quarter. The fixed quarterly payments were payable regardless of sales volumes or any other performance metric. Under the LinkedIn agreement, we also may have earned commissions for sales of our services by LinkedIn in excess of certain thresholds. We do not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. During 2013, we did not receive any additional commissions from LinkedIn. Our revenue derived from the LinkedIn contract during the year ended December 31, 2013 was $2,000,000, the amount of the guaranteed payment.

Professional Diversity Network, Inc.
Notes to Financial Statements

On December 31, 2013, LinkedIn served the Company notice of termination, effective as of March 29, 2014. LinkedIn did not provide a reason for the termination of the agreement. As part of the termination notice, LinkedIn waived their right under the termination conditions of the contract, to prevent the Company from soliciting the 1,000 accounts on the LinkedIn protected list for a period of one year.

In connection with its acquisition of PSI on September 30, 2013, the Company enhanced its diversity recruitment offerings by creating networking events that assist corporations in their compliance initiatives, while providing diverse professionals with face-to-face time with corporate recruiters. Revenue from the events business was $167,482 for the year ended December 31, 2013.

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

In September 2011, the Company entered into an agreement with Apollo Group that provides for a fixed monthly fee of $116,667 for services and technical solutions provided by the Company to the University of Phoenix and its students and alumni. The agreement may be renewed annually. The agreement was most recently renewed on February 14, 2014 and will expire on February 28, 2015, unless it is renewed. The primary service provided is for recruitment solutions for the University of Phoenix student and alumni career services. The Company recognized revenue under this agreement in the amount of $1,400,000 during the years ended December 31, 2013 and 2012.

In January 2012, the Company launched an advertising and promotion campaign for the University of Phoenix containing digital banners, dedicated email blasts and weekly blogs. The Company guaranteed at least 30,000 visits to the sites over a six month period or was required to refund any shortfall at $5.00 per visit less than 30,000 visits or extend the agreement until the 30,000 visit guarantee is reached. Site visits for the number of users were measured through an outside service which monitored the Company’s compliance with such minimum visits requirement. Total fees payable could not exceed $150,000. The Company recognized the lesser of (i) 1/6th of the $150,000 fee per month for each of the 6 months during the minimum measurement period of January 1, 2012 through June 30, 2012, or (ii) the cumulative number of visits through the end of such month. The Company recognized revenue under this agreement of $0 and $150,000 during the years ended December 31, 2013 and 2012, respectively.

On June 11, 2012, we agreed to an insertion order with Apollo Group that replaced the above January 2012 advertising and promotion campaign for the University of Phoenix. The insertion order provided for payment to us of up to $150,000 per month for a period of 12 months based upon the number of persons we referred to the University of Phoenix who expressed an interest in obtaining information about attending the University of Phoenix. There was no guaranteed payment associated with the insertion order for the lead generation for the University of Phoenix. The Company recognized revenue under the insertion order of $39,039 and $346,321 for the years ended December 31, 2013 and 2012, respectively. The insertion order for the lead generation for the University of Phoenix ended by mutual agreement as of June 30, 2013.

Professional Diversity Network, Inc.
Notes to Financial Statements

14. Income Taxes

The Company has the following net deferred tax assets at December 31, 2013:

Deferred tax assets:
Net operating loss	$848,781
Other deferred tax assets	617
Total deferred tax assets	849,398

Deferred tax liabilities:
Goodwill and trade name	(120,223)
Developed technology	(199,840)
Derivative liability	(133,959)
Property and equipment	(14,544)
Total deferred tax liabilities	(468,566)

Net deferred tax asset	$380,832

The benefit for income taxes for the year ended December 31, 2013 consists of the following:

Federal:
Current provision	$-
Deferred benefit	319,114
319,114
State:
Current provision	-
Deferred benefit	61,718
61,718
$380,832

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

Expected federal statutory rate	34.00%
State income taxes, net of federal benefit	6.58%
Tax exempt interest income	0.32%
Meals and entertainment	-0.38%
Dividends received deduction	0.12%
Deferred	-20.95%
Other	1.26%
20.95%

At December 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $2,092,000. The federal and state net operating loss carryforwards will expire, if not utilized, beginning December 31, 2033. There were no net operating losses in periods prior to the year ended December 31, 2013.

15. Related Party Transactions

Pursuant to an Investment Agreement, Mr. Kirsch received additional compensation payments equal to 30% of the principal payments made by the Company under the promissory notes payable to Ferdinando Ladurini in the principal amount of $1,341,676 (see Note 9). Additional compensation payments are recorded to expense in the accompanying statements of comprehensive (loss) income. Prior to commencement of our initial public offering, we obtained a binding agreement from our noteholders to convert their outstanding debt into equity in connection with our reorganization and initial public offering. As part of the reorganization, such debt was converted into equity and no further payments to Mr. Kirsch will be made pursuant to the agreement.

Professional Diversity Network, Inc.
Notes to Financial Statements

In 2010, Mr. Kirsch purchased a condominium apartment in Miami, Florida, which was primarily used by the Company and was financed by obtaining a bank loan providing initially for interest only payments. The Company paid for the down payment and earnest money on the apartment in the amount of $221,679. In 2012, the Company paid Mr. Kirsch $263,109 in additional compensation payment to compensate Mr. Kirsch for additional income taxes resulting from the amounts paid in 2010 for the condominium apartment in Miami, Florida. The Company discontinued paying the condominium costs prior to closing of the Company’s initial public offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2014.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ James Kirsch
James Kirsch
Chief Executive Officer

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Kirsch and David Mecklenburger, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Kirsch	Chief Executive Officer and Chairman of the Board	March 27, 2014
James Kirsch	(Principal Executive Officer)

/s/ David Mecklenburger	Chief Financial Officer and Secretary (Principal	March 27, 2014
David Mecklenburger	Financial Officer and Principal Accounting Officer)

/s/ Daniel Marovitz	Director	March 27, 2014
Daniel Marovitz

/s/ Stephen Pemberton	Director	March 27, 2014
Stephen Pemberton

/s/ Barry Feierstein	Director	March 27, 2014
Barry Feierstein

/s/ Andrea Sáenz	Director	March 27, 2014
Andrea Sáenz

S-1

EXHIBIT INDEX TO 2013 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of the registrant (incorporated herein by reference to Exhibit 3.1 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

3.2
Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

4.1
Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

4.2
Form of Underwriters’ Warrant (incorporated herein by reference to Exhibit 1.1 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.1†
Agreement between Monster Worldwide Inc. and the registrant (incorporated herein by reference to Exhibit 10.1 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.2†
First Amendment to the Alliance Agreement between Monster Worldwide Inc. and the Registrant, dated April 18, 2008 (incorporated herein by reference to Exhibit 10.2 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.3†
Second Amendment to the Alliance Agreement between Monster Worldwide Inc. and the Registrant, dated January 31, 2009 (incorporated herein by reference to Exhibit 10.3 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.4†
Third Amendment to the Alliance Agreement between Monster Worldwide Inc. and the Registrant, dated February 2010 (incorporated herein by reference to Exhibit 10.4 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.5
Fourth Amendment to the Alliance Agreement between Monster Worldwide Inc. and the Registrant, dated September 16, 2011 (incorporated herein by reference to Exhibit 10.5 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.6
Master Services Agreement between Apollo Group and the Registrant, dated October 1, 2012, (incorporated herein by reference to Exhibit 10.6 of Amendment No. 9 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on January 16, 2013)

10.7#
Form of Employment Agreement entered into between the registrant and James Kirsch (incorporated herein by reference to Exhibit 10.7 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.8#
Form of Employment Agreement entered into between the company and Rudy Martinez(incorporated herein by reference to Exhibit 10.8 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.9
Form of Contribution and Reorganization Agreement (incorporated herein by reference to Exhibit 12 of Amendment No. 10.9 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.10
Form of Debt Exchange Agreement (incorporated herein by reference to Exhibit 10.10 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.11
Insertion Order between Apollo Group and the Registrant, dated June 11, 2012 (incorporated herein by reference to Exhibit 10.11 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

E-1

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

10.16*	Asset Purchase Agreement among Professional Diversity Network, Inc. and Careerimp, Inc., dated as of June 14, 2013

10.17*	Asset Purchase Agreement among Professional Diversity Network, Inc. and Personnel Strategies, Inc., dated as of September 18, 2013

21	Subsidiaries of the Registrant - None.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.
#	Denotes a management contract or compensation plan or arrangement

E-2