Form 10-Q
period 2014-03-31
Professional Diversity Network, Inc.
filed 2014-05-14
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

There were 6,316,027 shares outstanding of the registrant’s common stock as of May 14, 2014.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2014

PART I
ITEM 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2014	2013

Current Assets:
Cash and cash equivalents	$10,829,109	$18,736,495
Accounts receivable	959,957	1,218,112
Short-term investments	7,500,341	-
Prepaid expenses and other current assets	351,641	99,094
Total current assets	19,641,048	20,053,701

Property and equipment, net	60,498	54,781
Security deposits	12,644	12,644
Capitalized technology, net	655,798	692,511
Goodwill	735,328	735,328
Trade name	90,400	90,400
Deferred tax asset	560,099	380,832
Total assets	$21,755,815	$22,020,197

Current Liabilities:
Accounts payable	$399,554	$222,961
Accrued expenses	263,538	188,462
Deferred revenue	814,721	1,024,420
Warrant liability	41,412	85,221
Total current liabilities	1,519,225	1,521,064

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value, 25,000,000 shares authorized, 6,318,227 shares issued and 6,316,027 shares outstanding as of March 31, 2014 and December 31, 2013	63,182	63,182
Additional paid in capital	21,883,593	21,883,593
Accumulated deficit	(1,698,930)	(1,436,387)
Treasury stock, at cost; 2,200 shares at March 31, 2014 and December 31, 2013	(11,255)	(11,255)
Total stockholders' equity	20,236,590	20,499,133

Total liabilities and stockholders' equity	$21,755,815	$22,020,197

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues
Recruitment services	$816,343	$535,680
Consumer advertising and consumer marketing solutions revenue	421,310	384,123
Total revenues	1,237,653	919,803

Costs and expenses:
Cost of services	366,471	239,213
Sales and marketing	796,444	455,809
General and administrative	535,696	421,066
Depreciation and amortization	90,907	55,424
Gain on sale of property and equipment	-	(4,734)
Total costs and expenses	1,789,518	1,166,778

Loss from operations	(551,865)	(246,975)

Other income (expense)
Interest expense	-	(155,137)
Interest and other income	66,246	5,225
Other income (expense), net	66,246	(149,912)

Change in fair value of warrant liability	43,809	110,808

Loss before income taxes	(441,810)	(286,079)
Income tax (benefit) expense	(179,267)	195,737
Net loss	$(262,543)	$(481,816)

Other comprehensive (loss) income:
Net loss	$(262,543)	$(481,816)
Unrealized gains on marketable securities	-	3,438
Comprehensive loss	$(262,543)	$(478,378)

Net loss per common share, basic and diluted	$(0.04)	$(0.11)

Shares used in computing pro forma net loss per common share:
Basic and diluted	6,316,207	4,307,794

Pro-forma computation related to conversion to a C corporation upon completion of initial public offering:
Historical pre-tax net loss before taxes	$(441,810)	$(286,079)
Pro-forma tax (benefit) provision	(179,267)	(164,370)
Pro-forma net loss	$(262,543)	$(121,709)
Pro-forma loss per share - basic and diluted
Unaudited pro-forma loss per share	$(0.04)	$(0.03)
Weighted average number of shares outstanding	6,316,207	4,307,794

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at December 31, 2013	6,318,227	$63,182	$21,883,593	$(1,436,387)	2,200	$(11,255)	$20,499,133

Net loss	-	-	-	(262,543)	-	-	(262,543)

Balance at March 31, 2014	6,318,227	$63,182	$21,883,593	$(1,698,930)	2,200	$(11,255)	$20,236,590

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(262,543)	$(481,816)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	90,906	55,424
Deferred tax (benefit) expense	(179,267)	195,737
Change in fair value of warrant liability	(43,809)	(110,808)
Gain on sale of property and equipment	-	(4,734)
Interest added to notes payable	-	16,881
Accretion of interest on notes payable	-	138,256
Changes in operating assets and liabilities:
Accounts receivable	258,155	1,209,402
Accounts payable	176,593	(4,258)
Accrued expenses	75,076	39,937
Prepaid expenses and other current assets	(252,547)	(152,981)
Deferred income	(209,699)	-
Net cash (used in) provided by operating activities	(347,135)	901,040

Cash flows from investing activities:
Purchases of marketable securities	(7,500,341)	-
Costs incurred to develop technology	(48,313)	(92,466)
Sale of property and equipment	-	6,203
Purchases of property and equipment	(11,597)	(24,639)
Net cash used in investing activities	(7,560,251)	(110,902)

Cash flows from financing activities:
Distributions to members	-	(200,000)
Proceeds from IPO, net of offering costs	-	19,474,565
Deferred IPO costs	-	(419,937)
Net cash provided by financing activities	-	18,854,628

Net increase (decrease) in cash and cash equivalents	(7,907,386)	19,644,766
Cash and cash equivalents, beginning of year	18,736,495	868,294
Cash and cash equivalents, end of year	$10,829,109	$20,513,060

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
IPO costs in accounts payable	$-	$40,819
Deferred revenue in accounts receivable	$-	$52,586
Conversion of notes payable to equity	$-	$1,643,037
Reduction of additional paid-in capital for deferred IPO costs	$-	$1,292,996
Fair value of warrant liabilities	$-	$415,368

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

The Company completed an initial public offering (“IPO”) of its equity securities on March 8, 2013 and received $19,474,565 in proceeds, net of offering costs.

As more fully described in Note 9 below, we entered into a diversity recruitment partnership agreement with LinkedIn Corporation (“LinkedIn”) on November 12, 2012, which became effective on January 1, 2013 and terminated on March 29, 2014. Under our business agreement with LinkedIn, LinkedIn made fixed quarterly payments to us in the amount of $500,000 per quarter and paid us commissions for sales of our services in excess of certain thresholds.  The agreement with LinkedIn terminated on March 29, 2014 and, as a result, LinkedIn is no longer a reseller of the Company’s products or services and the Company will not receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn. The termination of our agreement with LinkedIn will have a material impact on revenue and operating cash flow in the near term. However, we will be permitted, as of March 30, 2014, to market and sell our products to any company, including those 1,000 companies on LinkedIn’s restricted account list because as part of our termination arrangement with LinkedIn, the restricted account list will no longer apply.  The Company has implemented a plan to actively engage with the 1,000 companies that were formerly restricted from us by agreement with LinkedIn.  In addition we will also be marketing to customers that had purchased our products through contracts with LinkedIn with the intent of renewing those contracts directly as they expire over the coming 12 months.  We feel that our existing salesforce has the capacity to service the additional potential customers we will target as a result of the termination of the LinkedIn agreement.

The termination of our agreement with LinkedIn on March 29, 2014 will have a material impact on revenue and operating cash flow during the year ending December 31, 2014. In response to this and to help mitigate the impact of the loss of revenue, the Company is adjusting its business plan and focusing on its key areas of strength, including, but not limited to:
•	Our ability to sell directly to all potential customers and earn 100% of each sale;
•	Eliminate key account restrictions imposed on us during the effective time of the LinkedIn agreement;
•	Benefit from new enhanced Equal Employment Opportunity-Office of Federal Contract Compliance Program regulations enhancing demand for our products and services;
•	Benefit from the strength of our business foundation and management team; and
•	Pursue potential acquisition opportunities in the recruitment industry.

3. Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements as of March 31, 2014 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed balance sheet as of March 31, 2014, condensed statements of comprehensive loss for the three months ended March 31, 2014 and 2013, the condensed statements of cash flows for the three months ended March 31, 2014 and 2013, and the condensed statements of stockholders’ equity for the three months ended March 31, 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed balance sheet at December 31, 2013 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 27, 2014.

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

Reclassification – Certain amounts in the prior year presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

Significant Accounting Policies - There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on March 27, 2014.

Short-Term Investments - All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. As of March 31, 2014, short-term investments consist of certificates of deposit, municipal bonds and corporate fixed income bonds.

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred. For the three months ended March 31, 2014 and 2013, the Company incurred advertising and marketing expenses of approximately $162,000 and $179,000, respectively, and each are included in sales and marketing expenses in the accompanying statements of comprehensive loss.

Income Taxes – As a result of the Company’s completion of its IPO, the Company’s results of operations are taxed as a C Corporation. Prior to the IPO, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed financial statements for periods prior to March 4, 2013 (the date on which the tax status changed to a C Corporation).

This change in tax status in 2013 to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities as of the date of the IPO. This resulted in a net deferred tax benefit of $179,267 and net deferred tax expense of $195,737 being recognized and included in the tax provision for the three months ended March 31, 2014 and 2013, respectively. The tax benefit and expense were determined using an effective tax rate of 40.6% for the periods ended March 31, 2014 and for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to March 31, 2013.

The unaudited pro forma computation of income tax benefit included in the condensed statements of comprehensive loss, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

Fair Value of Financial Assets and Liabilities- Financial instruments, including cash and cash equivalents, short-term investments, accounts payable and accrued liabilities, are carried at historical cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

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
Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table presents a summary of fair value measurements for certain financial instruments measured at fair value on a recurring basis:

Financial Instrument	Level	March 31, 2014	December 31, 2013
Warrant liability	3	$41,412	$85,221

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

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

The Company uses the Black-Scholes option pricing model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, and risk free rates, as well as volatility.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “(Loss) gain due to change in fair value of derivative instruments” in the Company’s condensed consolidated statements of operations.

As of March 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2014 and 2013 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2014	2013
Warrants to purchase common stock	131,250	131,250
Stock options	187,000	-
	318,250	131,250

Recently Issued Accounting Pronouncements

In July 2013, the FASB ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company adopted ASU 2013-11 effective January 1, 2014 and the adoption did not have an impact on the condensed financial statements but may have an impact in future periods.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

4. Capitalized Technology

Capitalized Technology, net is as follows:

	March 31, 2014	December 31, 2013
Capitalized cost:
Balance, beginning of period	$1,289,099	$734,291
Additional capitalized cost	48,313	354,808
Purchased technology	-	200,000
Balance, end of period	$1,337,412	$1,289,099

Accumulated amortization:
Balance, beginning of period	$596,588	$331,401
Provision for amortization	85,026	265,187
Balance, end of period	$681,614	$596,588
Capitalized Technology, net	$655,798	$692,511

Amortization expense of $85,026 and $51,495 for the three months ended March 31, 2014 and 2013, respectively, is recorded in depreciation and amortization expense in the accompanying condensed statement of comprehensive loss.

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Payroll liabilities	$66,806	$41,930
Deferred payment from acquisition	50,000	25,000
Deferred rent	11,610	13,932
Sales and marketing	43,179	11,250
Franchise taxes	50,000	-
Cost of services	41,943	10,546
Consulting	-	60,000
Other	-	25,804
	$263,538	$188,462

6. Commitments and Contingencies

Lease Obligations - The Company leases office space under two operating lease agreements. The Company leases approximately 4,600 square feet of office space for its headquarters. The lease provides for monthly rental payments of $6,386 and is scheduled to expire on June 30, 2015.  The Company also leases approximately 1,900 square feet of office space for its events business in Minnesota. The lease provides for monthly rental payments of $2,551 and is scheduled to expire on September 30, 2014.

Rent expense, amounting to $25,412 and $26,490 for the three months ended March 31, 2014 and 2013, respectively, is included in general and administrative expense in the condensed statements of comprehensive loss.

7. Warrant Liability

The common stock purchase warrants issued to the underwriters in the Company’s IPO in March 2013 have certain cash settlement features that require them to be recorded as liability instruments. At issuance, a portion of the proceeds from the IPO were allocated to the value of the warrant and recorded as an offering cost, reducing the proceeds from the IPO. Accordingly, as a liability, the warrant obligations are adjusted to fair value at the end of each reporting period with the change in value reported in the statement of operations. Such fair values were estimated using the Black-Scholes option pricing model. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

The warrant liability was valued using the Black-Scholes option pricing model and the following assumptions on the following dates:

	March 31, 2014	December 31, 2013
Strike price	$10.00	$10.00
Market price	$3.45	$4.61
Expected life	4.93 years	5.17 years
Risk-free interest rate	0.86%	0.86%
Dividend yield	0.00%	0.00%
Volatility	41%	39%
Warrants outstanding	131,250	131,250
Fair value of warrants	$41,412	$85,221

The fair value of the warrant liability decreased to $41,412 at March 31, 2014 from $85,221 at December 31, 2013. Accordingly, the Company decreased the warrant liability by $43,809 to reflect the change in the fair value of the warrant instruments for the three month ended March 31, 2014, which is included in the accompanying condensed statements of comprehensive loss for the three months ended March 31, 2014. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Beginning balance	$(85,221)
Decrease in net value of warrant liability	43,809
Ending balance	$(41,412)

8. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of March 31, 2014, the Company had 6,316,027 shares of common stock outstanding.

Share Repurchase Program – On April 29, 2013, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $1 million of its outstanding common stock. The program was renewed by the Board of Directors on November 30, 2013.  The repurchases under the program will be made from time to time over a six month period at prevailing market prices in open market or privately negotiated transactions, depending upon market conditions. The manner, timing and amount of any repurchases will be determined by the Company based on an evaluation of market conditions, stock price and other factors. Under the program, the purchases will be funded from available working capital, and the repurchased shares will be held in treasury. The program does not obligate the Company to acquire any particular amount of common stock, and it may be modified or suspended at any time at the Company’s discretion. As of March 31, 2014, the Company had acquired 2,200 shares of its outstanding common stock in exchange for $11,255. The share repurchase has been recorded as treasury stock, at cost, in the accompanying condensed balance sheets at March 31, 2014 and December 31, 2013. The Company did not acquire any shares during the three months ended March 31, 2014.

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

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	-	$-	-	$0
Granted	187,000	3.45
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - March 31, 2014	187,000	$3.45	10.0	$0

Exercisable - March 31, 2014	-	-	-	$0

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2013	-	$-
Granted	187,000	1.65
Vested	-	-
Forfeited or Canceled	-	-
Unvested - March 31, 2014	187,000	$1.65

On March 31, 2014, the Company granted 187,000 stock options to certain directors, senior management and employees for future services. These options had a fair value of $308,350 using the Black-Sholes option-pricing model with the following assumptions:

Risk-free interest rate	2.02%
Expected dividend yield	0.00%
Expected volatility	48.14%
Expected term	6 years

The options are exercisable at an exercise price of $3.45 per share over a ten-year term and vest over three years. No compensation expense was recorded during the three months ended March 31, 2014 pertaining to this grant.

Total unrecognized compensation expense related to unvested stock awards at March 31, 2014 amounts to $380,350 and is expected to be recognized over a weighted average period of 3.0 years.

9. Customer Concentration

The Company’s revenues were historically highly dependent on two customers: LinkedIn and Apollo Education Group, Inc. (“Apollo Group” or “Apollo”). The Company anticipates that the end of its reseller relationship with LinkedIn will materially and adversely affect the Company’s business, operating results and financial condition. Additionally, if Apollo seeks to renegotiate its agreement on terms less favorable to the Company and the Company accepts such unfavorable terms, or if the Company seeks to negotiate better terms but is unable to do so, then the Company’s business, operating results and financial condition would be materially and adversely affected. As discussed below, our agreement with LinkedIn terminated on March 29, 2014.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended		Percentage of Accounts Receivable at
	March 31,		March 31,	December 31,
	2014	2013	2014	2013
LinkedIn	40%	54%	0%	41%
Apollo	28%	39%	36%	19%

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

On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013 and terminated on March 29, 2014. Pursuant to our agreement, LinkedIn could resell diversity-based job postings to its customers, as well as recruitment advertising on our websites. Our agreement with LinkedIn provided that LinkedIn make fixed quarterly payments to us in the amount of $500,000 per quarter. The fixed quarterly payments were payable regardless of sales volumes or any other performance metric. Under the LinkedIn agreement, we also may have earned commissions for sales of our services by LinkedIn in excess of certain thresholds. We do not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. Accordingly, any commission earned from LinkedIn sales during the fiscal quarter ended March 31, 2014 will be reflected in our financial statements for the subsequent quarter, subject to the applicable revenue recognition criteria being met. We did not earn a commission from LinkedIn during the fiscal year ended December 31, 2013. As a result of the termination of the agreement, LinkedIn is no longer a reseller of our products or services and we will not receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn. As part of the termination agreement, we no longer have post termination restrictions on our ability to sell any employers our diversity recruitment services. Additionally, as part of our termination with LinkedIn, we will provide ongoing job postings and reporting for those employers to whom LinkedIn sold our diversity recruitment services. We are not restricted from entering into a direct recruitment relationship with those companies that are using our products and services via the LinkedIn reseller agreement. As a result of the termination of our agreement with LinkedIn and based on our prior historical experience, we do not expect to earn a commission from LinkedIn during the three months ended March 31, 2014. We did not earn a commission during the three months ended March 31, 2013. Our revenue derived from the LinkedIn contract during the three months ended March 31, 2014 and 2013 was $494,444 and $500,000, respectively.

Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events as well as revenue from LinkedIn and the Company’s direct eCommerce sales.

On September 30, 2013, the Company enhanced its diversity recruitment offerings by acquiring Personnel Strategies, Inc. (“PSI”), a company that had been operating diversity focused job fairs throughout the United States for over 20 years.  PSI is now being operated as the events division of the Company, creating networking events that assist corporations in their compliance initiatives, while providing diverse professionals with face-to-face time with corporate recruiters. Revenue from the events business was $100,183 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Consumer Advertising and Consumer Marketing Solutions Revenue

The Company provides career opportunity services to our various partner organizations and to Apollo Group, the parent company of The University of Phoenix, through advertising and job postings on their websites.  We work with our partners and Apollo to develop customized websites and job boards where the partners and Apollo can generate advertising, job postings and career services to their members, students and alumni.  Revenue is recognized for Apollo rateably over the life of the contract.  Partner revenue is recognized as jobs are posted to their hosted sites.

In September 2011, the Company entered into an agreement with Apollo that provides for a fixed monthly fee of $116,667 for services and technical solutions provided by the Company to the University of Phoenix and its students and alumni. The agreement may be renewed annually. The agreement was most recently renewed on February 14, 2014 and will expire on February 28, 2015, unless it is renewed. The primary service provided is for recruitment solutions for the University of Phoenix student and alumni career services. The Company recognized revenue under this agreement in the amount of $350,000 during the three months ended March 2014 and 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report. This section and other parts of this Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our future results of operations and financial position, business strategy and plans and our objectives for future operations. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Such risks and uncertainties include, among others, those discussed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as filed with the SEC on March 27, 2014, as well as in our condensed financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the Securities and Exchange Commission, or the SEC. These factors could cause actual results to differ materially from the results anticipated by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements in this Quarterly Report speak only as of the date they were made. We do not intend, and undertake no obligation, to update any of our forward-looking statements to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

As of March 31, 2014, the Company had approximately 3,130,000 registered users. We expect that our continued membership growth will enable us to further develop our menu of online professional diversity networking and career placement solutions. Additionally, the Company has established systems to distribute jobs in an OFCCP compliant manner to career agencies, including those of state and local governments.

The Company added over 281,000 registered users during the three months ended March 31, 2014, representing an increase of total registered users of 9.9% from December 31, 2013.

We currently provide registered users with access to our websites at no cost, a strategy which we believe will allow us to continue to grow our membership base and promote high levels of member engagement for the mutual benefit of members and employers.

The Company continues to expand its partnership relationships with key strategic alliances that we believe are valuable to our core clients. The Company currently maintains relationships with the following key strategic allies: the National Black MBA Association, National Urban League, the National Association for the Advancement of Colored People; VetJobs; DisabledPersons.com, a leading not-for-profit organization serving employment needs of people with disabilities; National Able Veterans Exchange; Leave No Veteran Behind; ALPFA, an organization dedicated to building Latino business leaders; Latino(a)s in Tech Innovation & Social Media; Illinois Hispanic Nursing Association; Women in Biology; Black Sales Journal; Ebony Magazine; and numerous others. The Company considers its partner alliances to be a key value to its clients because it enables the Company to expand its job distribution and outreach efforts.

During the first quarter of 2014, the Company launched its Diversity Jobs Report, which provides statistical data specific to the nation’s employment situation for various workforce segments by a range of criteria such as education, industry sector and geography. The report also includes a new Diversity Jobs Index that sheds light on the monthly employment condition for women, veterans, disabled persons, Hispanics, African Americans, Asian Americans and members of the LGBT community.

During the third quarter of 2013, the Company enhanced its Employer Recruitment Intelligent Compliance Assistance (“ERICA”) product. The ERICA product was designed to align corporate compliance efforts with the recently modified diversity recruitment requirements of the OFCCP.  The Company believes it is well positioned to provide recruiting and recordkeeping solutions to address these changes in an OFCCP-compliant manner. The Company’s service delivery includes a screen shot capture of jobs posted to official State Job Boards, Employment Service Delivery Systems and other locations. Additionally the Company has significant diversity recruitment outreach via its own network of diverse sites and its numerous partner distribution sites.

Revenue.  The Company realized $1,237,653 in total revenue during the three month period ended March 31, 2014, compared to $919,803 in the same prior year period, representing an increase of 35%, attributable primarily to an increase in revenue from direct sales. The sales and marketing team, launched last year at Professional Diversity Network, is executing its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced early adoption of our OFCCP compliance product services by a number of customers. By combining diversity recruitment advertising with job postings and compliance services, the Company is able to deliver a valuable, cost effective and comprehensive solution for businesses subject to OFCCP compliance. The technology that enabled the Company to effectively compete in OFCCP job distribution was enhanced by our June 14, 2013 purchase of proprietary software technology from CareerImp Inc., which related to the development of career guidance tools for job seekers.

We generate revenue through numerous sources all of which involve recruitment services. We offer job postings, recruitment advertising, semantic search technology, career and networking events. We also license our recruitment technology platform. We currently have over 500 companies utilizing our products and services, either directly or through our legacy LinkedIn reseller agreement. Approximately 3% of our revenue is transacted online via ecommerce; the majority of our sales are consummated via direct interaction with our diversity recruitment sales professionals.

The Company’s revenues were historically highly dependent on two customers: LinkedIn and Apollo Group. Apollo Group is the parent company of the University of Phoenix, the country’s largest private university offering more than 100-degree programs as well as Internet curriculum in most countries around the world. The Company anticipates that the end of its reseller relationship with LinkedIn will materially and adversely affect the Company’s business, operating results and financial condition. Additionally, if Apollo seeks to renegotiate its agreement on terms less favorable to the Company and the Company accepts such unfavorable terms, or if the Company seeks to negotiate better terms but is unable to do so, then the Company’s business, operating results and financial condition would be materially and adversely affected. These two customers accounted for 68%, or approximately $844,444, of total gross revenues, with LinkedIn representing 40% and Apollo Group representing 28% of total gross revenues for the three months ended March 31, 2014.

Pursuant to the agreement with Apollo Group renewed on February 14, 2014, the Company is paid a fixed monthly fee of $116,667 for services and technical solutions provided by the Company to the University of Phoenix and its students and alumni. The Company primarily provides recruitment solutions for the University of Phoenix student and alumni career services.

The Company’s strategy is to continue to diversify its customer base and thus its sources of revenue. Our sales and marketing team, newly launched last year, is experiencing meaningful growth in its ability to transact business.  As of March 31, 2014, the Company has developed a team of 26 sales and marketing professionals. Revenue recognized from direct sales of all services and events to businesses (exclusive of revenue from LinkedIn and Apollo) was approximately $393,000 during the three months ended March 31, 2014 compared to $66,000 for the three months ended March 31, 2013 representing an increase of 495%.

While we recognize revenue rateably as earned over the life of the contracts we sell, the Company tracks gross revenues booked for its services originating from the Company’s direct sales force on a quarterly basis. Direct revenues booked during the first quarter of 2014 for all services and events were $764,000 (including $275,000 of bookings from our events division), compared to $122,000 in the first quarter of 2013, representing an increase of 526%.

Recruitment Services. The majority of our revenue is generated from job recruitment advertising.  For the three months ended March 31, 2014 and the fiscal year ended December 31, 2013, approximately 66% and 61% of our revenue was generated from recruitment advertising, respectively.

We entered into a diversity recruitment partnership agreement with LinkedIn on November 12, 2012, which became effective on January 1, 2013. Pursuant to the agreement, LinkedIn resold to its customers, diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provided that LinkedIn made fixed quarterly payments to us in the amount of $500,000 per quarter and paid us commissions for sales of our services in excess of certain thresholds. We will not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. Accordingly, any commission earned from LinkedIn sales during the fiscal quarter ended March 31, 2014 will be reflected in our financial statements for the subsequent quarter, subject to the applicable revenue recognition criteria being met. We did not earn a commission from LinkedIn during the fiscal year ended December 31, 2013. The agreement with LinkedIn terminated on March 29, 2014 and as a result, LinkedIn is no longer a reseller of our products or services and we will not receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn and based on our prior historical experience we do not expect to earn a commission for the three months ended March 31, 2014. As part of the termination agreement, we no longer have post termination restrictions on our ability to sell any employers our diversity recruitment services. Additionally, as part of our termination with LinkedIn, we will provide ongoing job postings and reporting for those employers to whom LinkedIn sold our diversity recruitment services. We are not restricted from entering into a direct recruitment relationship with those companies that are using our products and services via the LinkedIn reseller agreement.

Seasonality

Our quarterly operating results are affected by the seasonality of employers’ businesses. Historically, demand for employment hiring is lower during the first quarter and second quarters of the year and increases during the third and fourth quarters.

Costs and Expenses

During the three months ended March 31, 2014, we continued to increase our expenditures on sales and marketing from $708,414 during the fourth fiscal quarter of 2013 to $796,444, an increase of 12.4%. The change is primarily attributable to our investment in building a sales and marketing group that can deliver long-term success. Subsequent to March 31, 2014, the Company terminated the employment of certain members of the sales team and replaced them with sales executives experienced in online recruitment. The Company believes that it will benefit from these new team members in the coming months and years. In connection with the termination of the LinkedIn agreement effective March 29, 2014, the Company now has the freedom to sell those 1,000 accounts formerly restricted by the LinkedIn agreement.  The Company maintains a business relationship with LinkedIn with respect to certain LinkedIn clients that utilize the Company’s OFCCP compliance services.

We believe there are more than 10,000 companies that are potential business partners of Professional Diversity Network. We also believe that our year over year growth of over 500% for the first quarter of 2014 via our direct sales model, while not necessarily indicative of future results, does indicate that our investment in our new sales and marketing team is beginning to have a positive impact on the Company. Building a new team takes time and resources and we believe that our investment in this team now will enable us to diversify our client base, increase our revenue and create value for our shareholders.  We feel that the size of the current team is sufficient to grow our direct sales revenues significantly, without further substantial investments in sales personnel.

Results of Operations

The following tables set forth our results of operations for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2014	2013	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$816	$536	$281	52.4%
Consumer advertising and consumer marketing solutions revenue	421	384	37	9.7%
Total revenues	1,238	920	318	34.6%

Costs and expenses:
Cost of services	366	239	127	53.2%
Sales and marketing	796	456	340	74.7%
General and administrative	536	421	115	27.2%
Depreciation and amortization	91	55	35	64.0%
Gain on sale of property and equipment	0	(5)	5	(100.0%)
Total costs and expenses	1,790	1,167	622	53.4%
Loss from operations	(552)	(247)	(304)	123.4%

Other income (expense), net	66	(150)	216	(144.2%)
Change in fair value of warrant liability	44	111	(67)	(60.5%)
Income tax (benefit) expense	(179)	196	(375)	(191.6%)
Net loss	$(263)	$(482)	$220	(45.5%)

Revenue

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2014	2013
Percentage of revenue by product:
Recruitment services	66%	58%
Consumer advertising and consumer marketing solutions revenue	34%	42%

Total recruitment services revenue increased 52% for the three months ended March 31, 2014, compared to the same period in the prior year. Revenue from our recruitment solutions includes $494,000 and $500,000 for the three months ended March 31, 2014 and 2013, respectively, pursuant to our LinkedIn agreement, which expired on March 29, 2014. In September 2013, we purchased the assets of Personnel Strategies, Inc. (“PSI”). PSI had been operating diversity focused job fairs throughout the United States for over 20 years and is now being operated as the events division of the Company. Revenues for the three months ended March 31, 2014 includes $100,000 of revenues generated from our events division. Additionally, during the three months ended March 31, 2014 and 2013, we recognized $180,000 and $24,000, respectively, of revenues related to direct sales of our recruitment services.

Revenue from our consumer advertising and consumer marketing solutions was $421,000 for the three months ended March 31, 2014, compared to $384,000 for the three months ended March 31, 2014. The year over year increase was primarily the result of an increase in partner sales, which amounted to $71,000 for the three months ended March 31, 2014, compared to $30,000 for the three months ended March 31, 2013, resulting from the addition of new partners. The revenue from our Apollo Education to Careers Agreement, which consists of a fixed monthly fee of $116,667, remained the same.

Operating Expenses

Cost of services expense: Cost of services expense increased $127,000 during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  The increase in cost of services for the three months ended March 31, 2014 was mainly due to $91,000 of direct costs incurred in connection with our events division and a $22,000 increase in revenue sharing expenses during the three months ended March 31, 2014.

Sales and marketing expense: Sales and marketing expense for the three months ended March 31, 2014 was $796,000, an increase of $340,000, or 75%, compared to $456,000 for the three months ended March 31, 2013. The increase primarily consisted of an increase of $334,000 for the three months ended March 31, 2014 in sales and marketing salaries, commissions and benefits and a $24,000 increase in travel, meals and entertainment expense for the three months ended March 31, 2014, which resulted from hiring additional staff to support our direct sales capabilities and events division.

General and administrative expense: General and administrative expenses increased $115,000 during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to an increase of $164,000 in costs related to being a public company, including costs associated with audit, legal, directors and officers insurance, investor relations and filing fees, franchise tax fees and registration. Additionally, in connection with the acquisition of PSI, we committed to pay the former chief executive officer an additional $100,000 on each of September 20, 2014 and 2015 contingent upon his continued employment with us on each of those respective dates. We recorded $25,000 of these contingent liabilities during the three months ended March 31, 2014. The increase was offset by a $74,000 decrease in personnel expenses, mainly due to a payment during the first quarter of 2013 to our former chief financial officer of approximately $89,000 for services provided.

Depreciation and amortization expense: Depreciation and amortization expense increased $35,000 during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  The increase in depreciation and amortization expense for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily due to a $33,000 increase in amortization expense for the three months ended March 31, 2014 due to the additions to capitalized software relating to web product platform to support emerging technologies and to the acquired software technology from CareerImp Inc. in June 2013.

Other Expenses

Other expenses decreased $155,000 during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. This decrease in expenses was primarily attributable to the retirement of debt previously owed to certain shareholders of the Company that was exchanged for shares of our common stock upon our reorganization on March 4, 2013. Other income for the three months ended March 31, 2014 mainly consists of interest earned on our short-term investments.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. During the three months ended March 31, 2014 and 2013, we recorded a non-cash gain of $44,000 and $111,000, respectively, related to changes in the fair value of our warrant liability liabilities. The change in the fair value of our warrant liability was primarily the result of changes in our stock price.

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

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the IPO. This resulted in a net deferred tax (benefit) expense of ($179,000) and $196,000 being recognized and included in the tax provision for the three months ended March 31, 2014 and 2013, respectively. The tax (benefit) expense was determined using an effective tax rate of 40.6% for the three months ended March 31, 2014 and for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to March 31, 2013.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 27, 2014, which we believe are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2014 and 2013, respectively, and is intended to supplement the more detailed discussion that follows:

	March 31,
	2014	2013
	(in thousands)

Cash and cash equivalents	$10,829	$20,513
Short-term investments	7,500	0
Working capital	18,122	20,467

Our principal sources of liquidity are our cash and cash equivalents, short-term investments and the net proceeds from our initial public offering. Our payment terms for our customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

In March 2013, we received an approximately $18.1 million cash infusion in connection with the completion of our IPO.

Under our business agreement with LinkedIn, LinkedIn made fixed quarterly payments to us in the amount of $500,000 per quarter and paid us commissions for sales of our services in excess of certain thresholds.  The agreement with LinkedIn terminated on March 29, 2014 and, as a result, LinkedIn is no longer a reseller of the Company’s products or services and the Company will not receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn. The termination of our agreement with LinkedIn will have a material impact on revenue and operating cash flow in the near term. However, we will be permitted, as of March 30, 2014, to market and sell our products to any company, including those 1,000 companies on LinkedIn’s restricted account list because as part of our termination arrangement with LinkedIn, the restricted account list will no longer apply.  The Company has implemented a plan to actively engage with the 1,000 companies that were formerly restricted from us by agreement with LinkedIn.  In addition we will also be marketing to customers that had purchased our products through contracts with LinkedIn with the intent of renewing those contracts directly as they expire over the coming 12 months.  We feel that our existing salesforce has the capacity to service the additional potential customers we will target as a result of the termination of the LinkedIn agreement.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the next twelve months.

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(347)	$901
Investing activities	(7,560)	(111)
Financing activities	0	18,855
Net (decrease) increase in cash and cash equivalents	$(7,907)	$19,645

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 was $347,000. We had a net loss of $263,000 during the three months ended March 31, 2014, which was offset by non-cash depreciation and amortization of $91,000, a deferred tax benefit of $179,000 and a decrease in the fair value of a warrant liability of $44,000. Changes in working capital provided $48,000 of cash during the three months ended March 31, 2014.

The cash flow provided by operating activities during the three months ended March 31, 2013 was primarily attributable to changes in our assets and liabilities, mainly consisting of a decrease to accounts receivable of $1,209,000. The decrease in accounts receivable was due to the collection of outstanding receivables. We had a net loss of $482,000 during the three months ended March 31, 2013, which included a non-cash deferred tax expense of $196,000, non-cash interest and accretion added to our notes payable of $155,000, non-cash depreciation and amortization of $55,000, and a decrease in the fair value of a warrant liability of $111,000.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was $7,560,000, consisting of $7,500,000 from the purchase of short-term investments, $48,000 invested in developed technology and $12,000 in purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2013 was $111,000 primarily consisting of $92,000 invested in developed technology and $25,000 in purchases of property and equipment.

Net Cash Provided by Financing Activities

The Company did not have any cash provided by or used in financing activities during the three months ended March 31, 2014.

Net cash provided by financing activities was $18,855,000 for the three months ended March 31, 2013. The cash provided by financing activities consisted of $19,475,000 in net proceeds from our initial public offering less $420,000 in initial public offering costs paid by the Company, offset by $200,000 in distributions to members of the Company prior to our reorganization.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

In July 2013, the FASB ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company adopted ASU 2013-11 effective January 1, 2014 and the adoption did not have an impact on the condensed financial statements but may have an impact in future periods.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

During 2013 and into the first quarter of 2014, we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting that were identified during the year ended December 31, 2013. Specifically, the Company implemented new policies to more fully segregate incompatible duties and enhance the overall internal control structure.  Additional procedures were written supporting which functions employees with access to the general ledger system can access, which will provide additional internal control enhancements. In addition, we hired additional finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions and also engaged a third party external financial reporting specialist with expertise in GAAP and SEC reporting regulations.

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

Specifically, we identified deficiencies in controls related to the segregation of incompatible duties and the application of complex accounting principles. While we believe we have other controls in place that are operating effectively and mitigate the risk of material misstatement, these control deficiencies could result in a misstatement of the presentation and disclosure of our financial statements that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness in our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	May 14, 2014	By:	/s/ David Mecklenburger
Name: David Mecklenburger Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1
Form of Professional Diversity Network, Inc. 2013 Equity Compensation Plan Nonqualified Stock Option Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014

10.2	Offer Letter, dated July 17, 2013, to David Mecklenburger, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2013
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002