Form 10-Q
period 2014-06-30
Professional Diversity Network, Inc.
filed 2014-08-14
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

There were 6,309,845 shares outstanding of the registrant’s common stock as of August 14, 2014.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

PART I
ITEM 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. CONDENSED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2014	2013

Current Assets:
Cash and cash equivalents	$5,609,138	$18,736,495
Accounts receivable	1,542,643	1,218,112
Short-term investments	11,876,078	-
Prepaid expenses and other current assets	331,882	99,094
Total current assets	19,359,741	20,053,701

Property and equipment, net	55,957	54,781
Security deposits	12,644	12,644
Prepaid license fee	450,000	-
Capitalized technology, net	616,296	692,511
Goodwill	735,328	735,328
Trade name	90,400	90,400
Deferred tax asset	893,421	380,832
Total assets	$22,213,787	$22,020,197

Current Liabilities:
Accounts payable	$306,581	$222,961
Accrued expenses	710,239	188,462
Deferred revenue	1,377,015	1,024,420
Warrant liability	71,689	85,221
Total current liabilities	2,465,524	1,521,064

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value, 25,000,000 shares authorized, 6,318,227 shares issued as of June 30, 2014 and December 31, 2013 and 6,309,845 and 6,316,027 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	63,182	63,182
Additional paid in capital	21,909,289	21,883,593
Accumulated deficit	(2,187,091)	(1,436,387)
Treasury stock, at cost; 8,382 shares at June 30, 2014 and 2,200 shares at December 31, 2013	(37,117)	(11,255)
Total stockholders' equity	19,748,263	20,499,133

Total liabilities and stockholders' equity	$22,213,787	$22,020,197

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Recruitment services	$585,106	$556,111	$1,401,450	$1,091,791
Consumer advertising and consumer marketing solutions revenue	447,181	420,809	868,491	804,932
Total revenues	1,032,287	976,920	2,269,941	1,896,723

Costs and expenses:
Cost of services	395,754	247,005	762,225	486,218
Sales and marketing	763,083	576,018	1,559,527	1,031,827
General and administrative	572,018	527,048	1,107,715	948,114
Depreciation and amortization	93,648	60,563	184,555	115,987
Gain on sale of property and equipment	-	-	-	(4,734)
Total costs and expenses	1,824,503	1,410,634	3,614,022	2,577,412

Loss from operations	(792,216)	(433,714)	(1,344,081)	(680,689)

Other income (expense)
Interest expense	-	-	-	(155,137)
Interest and other income	1,010	9,132	67,256	14,357
Other income (expense), net	1,010	9,132	67,256	(140,780)

Change in fair value of warrant liability	(30,277)	200,495	13,532	311,303

Loss before income taxes	(821,483)	(224,087)	(1,263,293)	(510,166)
Income tax (benefit) expense	(333,322)	(90,925)	(512,589)	104,812
Net loss	$(488,161)	$(133,162)	$(750,704)	$(614,978)

Other comprehensive (loss) income:
Net loss	$(488,161)	$(133,162)	$(750,704)	$(614,978)
Unrealized gains on marketable securities	-	(8,799)	-	(5,361)
Comprehensive loss	$(488,161)	$(141,961)	$(750,704)	$(620,339)

Net loss per common share, basic and diluted	$(0.08)	$(0.02)	$(0.12)	$(0.12)

Shares used in computing pro forma net loss per common share:
Basic and diluted	6,313,717	6,318,227	6,314,866	5,318,564

Pro-forma computation related to conversion to a C corporation upon completion of initial public offering:
Historical pre-tax net loss before taxes	$(821,483)	$(224,087)	$(1,263,293)	$(510,166)
Pro-forma tax benefit	(333,322)	(90,925)	(512,589)	(225,295)
Pro-forma net loss	$(488,161)	$(133,162)	$(750,704)	$(284,871)
Pro-forma loss per share - basic and diluted
Unaudited pro-forma loss per share	$(0.08)	$(0.02)	$(0.12)	$(0.05)
Weighted average number of shares outstanding	6,313,717	6,318,227	6,314,866	5,318,564

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at December 31, 2013	6,318,227	$63,182	$21,883,593	$(1,436,387)	2,200	$(11,255)	$20,499,133

Repurchase of common stock	-	-	-	-	6,182	(25,862)	(25,862)

Stock-based compensation	-	-	25,696	-	-	-	25,696

Net loss	-	-	-	(750,704)	-	-	(750,704)

Balance at June 30, 2014	6,318,227	$63,182	$21,909,289	$(2,187,091)	8,382	$(37,117)	$19,748,263

The accompanying notes are an integral part of these unaudited financial statements.

Professional Diversity Network, Inc. CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(750,704)	$(614,978)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	184,554	115,987
Deferred tax (benefit) expense	(512,589)	104,812
Stock-based compensation expense	25,696	-
Change in fair value of warrant liability	(13,532)	(311,303)
Gain on sale of property and equipment	-	(4,734)
Interest added to notes payable	-	16,881
Accretion of interest on notes payable	-	138,255
Changes in operating assets and liabilities:
Accounts receivable	125,469	1,541,798
Accounts payable	83,620	(40,850)
Accrued expenses	71,777	31,386
Prepaid expenses and other current assets	(232,788)	(109,828)
Deferred income	(97,405)	-
Net cash (used in) provided by operating activities	(1,115,902)	867,426

Cash flows from investing activities:
Proceeds from maturities of short-term investments	3,100,000	-
Purchases of short-term investments	(14,976,078)	-
Cash paid to purchase technology	-	(200,000)
Costs incurred to develop technology	(97,918)	(164,875)
Sale of property and equipment	-	6,203
Purchases of property and equipment	(11,597)	(32,564)
Net cash used in investing activities	(11,985,593)	(391,236)

Cash flows from financing activities:
Distributions to members	-	(200,000)
Proceeds from IPO, net of offering costs	-	19,474,565
Deferred IPO costs	-	(479,356)
Repurchase of common stock	(25,862)	-
Net cash (used in) provided by financing activities	(25,862)	18,795,209

Net (decrease) increase in cash and cash equivalents	(13,127,357)	19,271,399
Cash and cash equivalents, beginning of period	18,736,495	868,294
Cash and cash equivalents, end of period	$5,609,138	$20,139,693

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
Accrued expenses related to license fee	$450,000	$-
IPO costs in accounts payable	$-	$30,567
Deferred revenue in accounts receivable	$-	$65,836
Conversion of notes payable to equity	$-	$1,643,036
Reduction of additional paid-in capital for deferred IPO costs	$-	$1,342,163

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

As more fully described in Note 9 below, we entered into a diversity recruitment partnership agreement with LinkedIn Corporation (“LinkedIn”) on November 12, 2012, which became effective on January 1, 2013 and terminated on March 29, 2014. Under our business agreement with LinkedIn, LinkedIn made fixed quarterly payments to us in the amount of $500,000 per quarter and paid us commissions for sales of our services in excess of certain thresholds. The agreement with LinkedIn terminated on March 29, 2014 and, as a result, LinkedIn is no longer a reseller of the Company’s products or services and the Company will not receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn. The termination of our agreement with LinkedIn will have a material impact on revenue and operating cash flow in the near term. However, as of March 30, 2014, we are permitted to market and sell our products to any company, including those 1,000 companies on LinkedIn’s restricted account list because as part of our termination arrangement with LinkedIn, the restricted account list will no longer apply. The Company has implemented a plan to actively engage with the 1,000 companies that were formerly restricted from us by the agreement with LinkedIn. In addition, we are also marketing to customers that had purchased our products through contracts with LinkedIn with the intent of renewing those contracts directly as they expire over the coming 12 months. We feel that our existing salesforce has the capacity to service the additional potential customers we are targeting as a result of the termination of the LinkedIn agreement.

The termination of our agreement with LinkedIn will have a material impact on revenue and operating cash flow during the year ending December 31, 2014. In response to this and to help mitigate the impact of the loss of revenue, the Company is adjusting its business plan and focusing on its key areas of strength, including, but not limited to:

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

3. Summary of Significant Accounting Policies

The accompanying unaudited condensed financial statements as of June 30, 2014 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed balance sheet as of June 30, 2014, condensed statements of comprehensive loss for the three and six months ended June 30, 2014 and 2013, the condensed statements of cash flows for the six months ended June 30, 2014 and 2013, and the condensed statements of stockholders’ equity for the six months ended June 30, 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed balance sheet at December 31, 2013 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 27, 2014.

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

Significant Accounting Policies - There have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 27, 2014.

Short-Term Investments - All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. The Company classifies short-term investments as held to maturity and carries them at amortized cost if the Company has the positive intent and ability to hold the securities to maturity. As of June 30, 2014, short-term investments consist of certificates of deposit, municipal bonds and corporate fixed income bonds.

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred. For the three months ended June 30, 2014 and 2013, the Company incurred advertising and marketing expenses of approximately $169,000 and $216,000, respectively. For the six months ended June 30, 2014 and 2013, the Company incurred advertising and marketing expenses of approximately $331,000 and $395,000, respectively. These amounts are included in sales and marketing expenses in the accompanying statements of comprehensive loss.

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

This change in tax status in 2013 to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities as of the date of the IPO. This resulted in a net deferred tax benefit of $512,589 and a net deferred tax expense of $104,812 being recognized and included in the tax provision for the six months ended June 30, 2014 and 2013, respectively. The tax benefit and expense were determined using an effective tax rate of 40.6% for the periods ended June 30, 2014 and for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to June 30, 2013.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table presents a summary of fair value measurements for certain financial instruments measured at fair value on a recurring basis:

Financial Instrument	Level	June 30, 2014	December 31, 2013
Warrant liability	3	$71,689	$85,221

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “change in fair value of warrant liability” in the Company’s condensed consolidated statements of operations.

As of June 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and months ended June 30, 2014 and 2013 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2014	2013
Warrants to purchase common stock	131,250	131,250
Stock options	183,000	-
	314,250	131,250

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

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s consolidated financial statements and disclosures.

4. Capitalized Technology

Capitalized Technology, net is as follows:

	June 30, 2014	December 31, 2013
Capitalized cost:
Balance, beginning of period	$1,289,099	$734,291
Additional capitalized cost	97,918	354,808
Purchased technology	-	200,000
Balance, end of period	$1,387,017	$1,289,099

Accumulated amortization:
Balance, beginning of period	$596,588	$331,401
Provision for amortization	174,133	265,187
Balance, end of period	$770,721	$596,588
Capitalized Technology, net	$616,296	$692,511

Amortization expense of $89,107 and $56,125 for the three months ended June 30, 2014 and 2013, respectively, and $174,133 and $107,619 for the six months ended June 30, 2014 and 2013, respectively, is recorded in depreciation and amortization expense in the accompanying condensed statements of comprehensive loss.

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Payroll liabilities	$92,914	$41,930
License fee	450,000	-
Deferred payment from acquisition	75,000	25,000
Deferred rent	9,288	13,932
Sales and marketing	15,660	11,250
Cost of services	43,526	10,546
Consulting	-	60,000
Other	23,851	25,804
	$710,239	$188,462

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

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

Rent expense, amounting to $20,164 and $17,755 for the three months ended June 30, 2014 and 2013, respectively, and $45,577 and $44,246 for the six months ended June 30, 2014 and 2013, respectively, is included in general and administrative expense in the condensed statements of comprehensive loss.

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

The warrant liability was valued using the Black-Scholes option pricing model and the following assumptions on the following dates:

	June 30, 2014	December 31, 2013
Strike price	$10.00	$10.00
Market price	$4.07	$4.61
Expected life	4.68 years	5.17 years
Risk-free interest rate	1.62%	0.86%
Dividend yield	0.00%	0.00%
Volatility	43%	39%
Warrants outstanding	131,250	131,250
Fair value of warrants	$71,689	$85,221

The fair value of the warrant liability decreased to $71,689 at June 30, 2014 from $85,221 at December 31, 2013. Accordingly, the Company decreased the warrant liability by $13,532 to reflect the change in the fair value of the warrant instruments for the six month ended June 30, 2014, which is included in the accompanying condensed statements of comprehensive loss. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Beginning balance	$(85,221)
Decrease in net value of warrant liability	13,532
Ending balance	$(71,689)

8. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of June 30, 2014, the Company had 6,309,845 shares of common stock outstanding.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

Share Repurchase Program – On April 29, 2013, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company could repurchase up to $1 million of its outstanding common stock. The program was renewed by the Board of Directors on November 30, 2013 for an additional six-month period expiring on May 31, 2014.  The repurchases under the program were permitted to be made from time to time at prevailing market prices in open market or privately negotiated transactions, depending upon market conditions. The manner, timing and amount of any repurchases were determined by the Company based on an evaluation of market conditions, stock price and other factors. Under the program, the purchases were funded from available working capital, and the repurchased shares are held in treasury. The program did not obligate the Company to acquire any particular amount of common stock. As of June 30, 2014, the Company had acquired 8,382 shares of its outstanding common stock in exchange for $37,117. The share repurchase has been recorded as treasury stock, at cost, in the accompanying condensed balance sheets at June 30, 2014 and December 31, 2013. The Company acquired 6,182 shares during the six months ended June 30, 2014 in exchange for $25,862.

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

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	-	$-	-	$0
Granted	187,000	3.45
Exercised	-	-
Forfeited or Canceled	(4,000)	(3.45)
Outstanding – June 30, 2014	183,000	$3.45	9.8	$113,460

Exercisable – June 30, 2014	-	-	-	$-

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2013	-	$-
Granted	187,000	1.65
Vested	-	-
Forfeited or Canceled	(4,000)	1.65
Unvested – June 30, 2014	183,000	$1.65

On March 31, 2014, the Company granted 187,000 stock options to certain directors, senior management and employees for future services. These options had a fair value of $308,350 using the Black-Sholes option-pricing model with the following assumptions:

Risk-free interest rate	2.02%
Expected dividend yield	0.00%
Expected volatility	48.14%
Expected term	6 years

The options are exercisable at an exercise price of $3.45 per share over a ten-year term and vest over three years. The Company recorded $25,696 as compensation expense during the three and six months ended June 30, 2014 pertaining to this grant.

Total unrecognized compensation expense related to unvested stock awards at June 30, 2014 amounts to $276,608 and is expected to be recognized over a weighted average period of 2.75 years.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

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

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended		Percentage of Revenue During the Six Months Ended		Percentage of Accounts Receivable at
	June 30,		June 30,		June 30,	December 31,
	2014	2013	2014	2013	2014	2013
LinkedIn	0%	51%	22%	53%	0%	41%
Apollo	34%	39%	31%	39%	32%	19%

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

On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013 and terminated on March 29, 2014. Pursuant to our agreement, LinkedIn could resell diversity-based job postings to its customers, as well as recruitment advertising on our websites. Our agreement with LinkedIn provided that LinkedIn make fixed quarterly payments to us in the amount of $500,000 per quarter. The fixed quarterly payments were payable regardless of sales volumes or any other performance metric. Under the LinkedIn agreement, we also could have earned commissions for sales of our services by LinkedIn in excess of certain thresholds. We do not obtain information about commissions earned from LinkedIn, if any, until within 60 days following the end of any fiscal quarter. Accordingly, any commission earned from LinkedIn sales during the fiscal quarter ended March 31, 2014 is reflected in our financial statements for the subsequent quarter, subject to the applicable revenue recognition criteria being met. As a result of the termination of the agreement, LinkedIn is no longer a reseller of our products or services and we no longer receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn. As part of the termination agreement, we no longer have post termination restrictions on our ability to sell any employers our diversity recruitment services. Additionally, as part of our termination with LinkedIn, we will provide ongoing job postings and reporting for those employers to whom LinkedIn sold our diversity recruitment services. We are not restricted from entering into a direct recruitment relationship with those companies that are using our products and services via the LinkedIn reseller agreement. We did not earn a commission from LinkedIn during the three and six months ended June 30, 2014 and 2013. Our revenue derived from the LinkedIn contract during the three months ended June 30, 2014 and 2013 was $0 and $500,000, respectively, and $494,444 and $1,000,000 for the six months ended June 30, 2014 and 2013, respectively.

Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events as well as revenue from LinkedIn and the Company’s direct eCommerce sales.

On September 30, 2013, the Company enhanced its diversity recruitment offerings by acquiring Personnel Strategies, Inc. (“PSI”), a company that had been operating diversity focused job fairs throughout the United States for over 20 years.  PSI is now being operated as the events division of the Company, creating networking events that assist corporations in their compliance initiatives, while providing diverse professionals with face-to-face time with corporate recruiters. Revenue from the events business was $144,947 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $245,130 and $0 for the six months ended June 30, 2014 and 2013, respectively.

On June 30, 2014, the Company entered into Licensing Agreements with AudioEye, Inc. which gives the Company certain rights to market, sell, distribute and incorporate into its services the proprietary software product known as Audio Internet within the United States to its current and future customers. Audio Internet is a technology that utilizes patented architecture to deliver a fully accessible audio equivalent of a visual website or mobile website in a compliant format that can be navigated, utilized, interacted with and transacted from without the use of a monitor or mouse.

The first licensing agreement (“First Agreement”) allows the Company to sell the products to customers in the private sector, corporate and enterprise online jobs posting and e-recruiting markets. The First Agreement specifically excludes sales to SAP AG and Monster Worldwide, Inc. The First Agreement gives the Company exclusive rights to sell within the United States for the first twelve months and on a non-exclusive basis thereafter. The Company agreed to pay AudioEye, Inc. a license fee of $225,000 for the license and a royalty fee of 12% of revenue generated from the sales and/or licensing of the Audio Internet product.

The second licensing agreement (“Second Agreement”) allows the Company to sell the products to customers that are Federal, State or local governmental entities (excluding SAP AG and Monster Worldwide, Inc.) within the United States on an exclusive basis for the first twelve months and a non-exclusive basis thereafter. The Company agreed to pay AudioEye, Inc. a license fee of $225,000 for the license and a royalty fee of 12% of revenue generated from the sales and/or licensing of the Audio Internet product.

In addition the Company entered into a two year Sales Representation Agreement with AudioEye, Inc. which designates the Company as the exclusive agent of the product within the markets for twelve months and a non-exclusive agent thereafter. AudioEye, Inc. will pay the Company a non-refundable service fee of $450,000 for marketing and sales services plus a commission of 25% of gross service and support fees billed to the end users by Audioeye, Inc.

Professional Diversity Network, Inc. Condensed Notes to Financial Statements

Consumer Advertising and Consumer Marketing Solutions Revenue

The Company provides career opportunity services to our various partner organizations and to Apollo Group, the parent company of The University of Phoenix, through advertising and job postings on their websites. We work with our partners and Apollo to develop customized websites and job boards where the partners and Apollo can generate advertising, job postings and career services to their members, students and alumni.  Revenue is recognized for Apollo ratably over the life of the contract. Partner revenue is recognized as jobs are posted to their hosted sites.

In September 2011, the Company entered into an agreement with Apollo that provides for a fixed monthly fee of $116,667 for services and technical solutions provided by the Company to the University of Phoenix and its students and alumni. The agreement may be renewed annually. The agreement was most recently renewed on February 14, 2014 and will expire on February 28, 2015, unless it is renewed. The primary service provided is for recruitment solutions for the University of Phoenix student and alumni career services. The Company recognized revenue under this agreement in the amount of $350,000 during the three months ended June 30, 2014 and 2013 and $700,000 during the six months ended June 30, 2014 and 2013.

10. Subsequent Events

On July 11, 2014, the Company, NAPW Merger Sub Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), NAPW, Inc., a New York corporation (“NAPW”), and Matthew B. Proman, the sole shareholder of NAPW (“Proman”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for, among other things, a business combination whereby NAPW will merge with and into Merger Sub, with Merger Sub as the surviving entity (the “Merger”). As a result of the Merger, the separate corporate existence of NAPW will cease and Merger Sub will continue as the surviving corporation, will be a wholly-owned subsidiary of the Company, and will be renamed “NAPW, Inc.”. At the effective time of the Merger, all shares of common stock of NAPW issued and outstanding immediately prior to the effective time of the Merger will be converted into and become the right to receive 5,110,975 shares of the Company’s common stock, which will be issued to Proman as NAPW’s sole shareholder. In addition, pursuant to separate subscription agreements, 959,096 shares will be issued to Star Jones, NAPW’s President and National Spokeswoman and 239,774 shares will be issued to Christopher Wesser, NAPW’s General Counsel, as set forth in the Merger Agreement. Also, at the effective time of the Merger, the Company, as additional consideration, will pay to Proman, in cash, $3,450,000 and issue to Proman (i) a promissory note in the original principal amount of $550,000, (ii) an option to purchase 183,000 shares of the Company’s common stock at a price of $3.45 per share, (iii) a warrant to purchase 50,000 shares of the Company’s common stock at a price of $4.00 per share and (iv) a warrant to purchase 131,250 shares of the Company’s common stock at a price of $10.00 per share (collectively, the “Option Consideration”). In consideration for its services as financial advisor to the Company, at the effective time of the Merger, the Company will also issue to Aegis Capital Corp. a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $4.00 per share. The issuance of the 6,309,845 shares as consideration for the Merger will dilute the ownership and voting interests of the Company’s existing stockholders. Upon the issuance of such shares and the Option Consideration in connection with the Merger, the recipients will own 50% of the Company’s issued and outstanding common stock and 50% of the Company’s common stock on a fully-diluted basis. Therefore, the ownership and voting interests of the Company’s existing stockholders will be proportionately reduced. The Company is required to continue to operate its business in the ordinary course pending the merger and not take certain specified actions prior to the completion of the proposed merger.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report. This section and other parts of this Quarterly Report on Form 10-Q (this “Quarterly Report”) contain forward-looking statements within the meaning of Section 27A of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our future results of operations and financial position, business strategy and plans and our objectives for future operations. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Such risks and uncertainties include, among others, those discussed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as filed with the SEC on March 27, 2014, as well as in our condensed financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the Securities and Exchange Commission, or the SEC. These factors could cause actual results to differ materially from the results anticipated by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements in this Quarterly Report speak only as of the date they were made. We do not intend, and undertake no obligation, to update any of our forward-looking statements to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

As of June 30, 2014, the Company had approximately 3,170,000 registered users. We expect that our continued membership growth will enable us to further develop our menu of online professional diversity networking and career placement solutions. Additionally, the Company has established systems to distribute jobs in an OFCCP compliant manner to career agencies, including those of state and local governments.

The Company added over 523,000 registered users during the six months ended June 30, 2014, representing an increase of total registered users of 19.8% from December 31, 2013.

We currently provide registered users with access to our websites at no cost, a strategy which we believe will allow us to continue to grow our membership base and promote high levels of member engagement for the mutual benefit of members and employers.

The Company continues to expand its partnership relationships with key strategic alliances that we believe are valuable to our core clients. The Company currently maintains relationships with the following key strategic allies: the National Black MBA Association, National Urban League, the National Association for the Advancement of Colored People, VetJobs, DisabledPersons.com, a leading not-for-profit organization serving employment needs of people with disabilities, National Able Veterans Exchange, Leave No Veteran Behind, ALPFA, an organization dedicated to building Latino business leaders, Latino(a)s in Tech Innovation & Social Media, Illinois Hispanic Nursing Association, Women in Biology, Black Sales Journal, Ebony Magazine and numerous others. The Company considers its partner alliances to be a key value to its clients because it enables the Company to expand its job distribution and outreach efforts.

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

On July 11, 2014, the Company, NAPW Merger Sub Inc., a newly formed Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), NAPW, Inc., a New York corporation (“NAPW”), and Matthew B. Proman, the sole shareholder of NAPW (“Proman”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for, among other things, a business combination whereby NAPW will merge with and into Merger Sub, with Merger Sub as the surviving entity (the “Merger”). As a result of the Merger, the separate corporate existence of NAPW will cease and Merger Sub will continue as the surviving corporation, will be a wholly-owned subsidiary of the Company, and will be renamed “NAPW, Inc.”  At the effective time of the Merger, all shares of common stock of NAPW issued and outstanding immediately prior to the effective time of the Merger will be converted into and become the right to receive 5,110,975 shares of the Company’s common stock, which will be issued to Proman as NAPW’s sole shareholder. In addition, pursuant to separate subscription agreements, 959,096 shares will be issued to Star Jones, NAPW’s President and National Spokeswoman, and 239,774 shares will be issued to Christopher Wesser, NAPW’s General Counsel, as set forth in the Merger Agreement. Also, at the effective time of the Merger, the Company, as additional consideration, will pay to Proman, in cash, $3,450,000 and issue to Proman (i) a promissory note in the original principal amount of $550,000, (ii) an option to purchase 183,000 shares of the Company’s common stock at a price of $3.45 per share, (iii) a warrant to purchase 50,000 shares of the Company’s common stock at a price of $4.00 per share and (iv) a warrant to purchase 131,250 shares of the Company’s common stock at a price of $10.00 per share (collectively, the “Option Consideration”). In consideration for its services as financial advisor to the Company, at the effective time of the Merger, the Company will also issue to Aegis Capital Corp. a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $4.00 per share. The issuance of the 6,309,845 shares as consideration for the Merger will dilute the ownership and voting interests of the Company’s existing stockholders. Upon the issuance of such shares and the Option Consideration in connection with the Merger, the recipients will own 50% of the Company’s issued and outstanding common stock and 50% of the Company’s common stock on a fully-diluted basis. Therefore, the ownership and voting interests of the Company’s existing stockholders will be proportionately reduced. The Company is required to continue to operate its business in the ordinary course pending the merger and not take certain specified actions prior to the completion of the proposed merger. As a result, the merger poses certain risks to the Company during the pendency of the transaction.

Concurrently with the execution of the Merger Agreement, NAPW entered into a voting agreement (the “Voting Agreement”) with certain stockholders of the Company who, in the aggregate, hold shares representing approximately 58.6% of the outstanding voting power of the Company. Pursuant to the Voting Agreement, the Company stockholders party thereto have agreed to vote the shares of Company common stock held by them in favor of the Merger and the other transactions contemplated by the Merger Agreement, and against, among other things, alternative business combination transactions.  Such stockholders further agreed to certain restrictions on the disposition of such shares of common stock, subject to the terms and conditions contained therein. Pursuant to the terms of the Voting Agreement, the Voting Agreement will terminate upon the earlier of the consummation of the Merger or the termination of the Merger Agreement in accordance with its terms.

Revenue. The Company realized $1,032,287 in total revenue during the three month period ended June 30, 2014, compared to $976,920 in the same prior year period, representing an increase of 5.7%, attributable primarily to an increase in revenue from direct sales, offset by a decrease in our LinkedIn revenue (see below). The sales and marketing team, launched last year at Professional Diversity Network, is executing its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced early adoption of our OFCCP compliance product services by a number of customers. By combining diversity recruitment advertising with job postings and compliance services, the Company is able to deliver a valuable, cost effective and comprehensive solution for businesses subject to OFCCP compliance. The technology that enabled the Company to effectively compete in OFCCP job distribution was enhanced by our June 14, 2013 purchase of proprietary software technology from CareerImp Inc., which related to the development of career guidance tools for job seekers.

We generate revenue through numerous sources all of which involve recruitment services. We offer job postings, recruitment advertising, semantic search technology, career and networking events. We also license our recruitment technology platform. We currently have over 500 companies utilizing our products and services, either directly or through our legacy LinkedIn reseller agreement. For the six months ended June 30, 2014, approximately 6% of our revenue was transacted online via ecommerce. The majority of our sales are consummated via direct interaction with our diversity recruitment sales professionals.

The Company’s revenues were historically highly dependent on two customers: LinkedIn and Apollo Group. Apollo Group is the parent company of the University of Phoenix, the country’s largest private university offering more than 100-degree programs as well as Internet curriculum in most countries around the world. The end of the Company’s reseller relationship with LinkedIn during the first quarter of 2014, under which LinkedIn previously paid fixed quarterly payments of $500,000 to the Company, has materially and adversely affected the Company’s business, operating results and financial condition. Additionally, if Apollo seeks to renegotiate its agreement on terms less favorable to the Company and the Company accepts such unfavorable terms, or if the Company seeks to negotiate better terms but is unable to do so, then the Company’s business, operating results and financial condition would be materially and adversely affected. These two customers accounted for 53%, or approximately $1.2 million, of total gross revenues, with LinkedIn representing 22% and Apollo Group representing 31% of total gross revenues for the six months ended June 30, 2014.

Pursuant to the agreement with Apollo Group renewed on February 14, 2014, the Company is paid a fixed monthly fee of $116,667 for services and technical solutions provided by the Company to the University of Phoenix and its students and alumni. The Company primarily provides recruitment solutions for the University of Phoenix student and alumni career services.

The Company’s strategy is to continue to diversify its customer base and thus its sources of revenue. Our sales and marketing team, newly launched last year, is experiencing meaningful growth in its ability to transact business. As of June 30, 2014, the Company has developed a team of 26 sales and marketing professionals. Revenue recognized from direct sales of all services and events to businesses (exclusive of revenue from LinkedIn and Apollo) was approximately $682,000 and $1,075,000 for the three and six months ended June 30, 2014, respectively, compared to $92,000 and $158,000 for the three and six months ended June 30, 2013, respectively, representing an increase of 642% and 582%, respectively.

While we recognize revenue ratably as earned over the life of the contracts we sell, the Company tracks gross revenues booked for its services originating from the Company’s direct sales force on a quarterly basis. Direct revenues booked during the second quarter of 2014 for all services and events were $802,000 (including $225,000 of bookings from our events division), compared to $105,000 in the second quarter of 2013, representing an increase of 663%.

Recruitment Services. The majority of our revenue is generated from job recruitment advertising. For the six months ended June 30, 2014, the three months ended June 30, 2014 and the fiscal year ended December 31, 2013, approximately 62%, 57% and 61% of our revenue was generated from recruitment advertising, respectively.

We entered into a diversity recruitment partnership agreement with LinkedIn on November 12, 2012, which became effective on January 1, 2013. Pursuant to the agreement, LinkedIn resold to its customers, diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provided that LinkedIn made fixed quarterly payments to us in the amount of $500,000 per quarter and paid us commissions for sales of our services in excess of certain thresholds. We did not earn any commission from LinkedIn sales during the fiscal quarter ended March 31, 2014 or during the fiscal year ended December 31, 2013. The agreement with LinkedIn terminated on March 29, 2014 and as a result, LinkedIn is no longer a reseller of our products or services and we will not receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn. As part of the termination agreement, we no longer have post termination restrictions on our ability to sell any employers our diversity recruitment services. Additionally, as part of our termination with LinkedIn, we will provide ongoing job postings and reporting for those employers to whom LinkedIn sold our diversity recruitment services. We are not restricted from entering into a direct recruitment relationship with those companies that are using our products and services via the LinkedIn reseller agreement.

Seasonality

Our quarterly operating results are affected by the seasonality of employers’ businesses. Historically, demand for employment hiring is lower during the first quarter and second quarters of the year and increases during the third and fourth quarters.

Costs and Expenses

We maintained a relatively consistent level of expenditures on sales and marketing during the three months ended June 30, 2014 of approximately $763,000, compared to approximately $796,000 for the three months ended March 31, 2014. This is primarily attributable to our investment in building a sales and marketing group that can deliver long-term success. During the three months ended June 30, 2014, the Company terminated the employment of certain members of the sales team and replaced them with sales executives experienced in online recruitment. The Company believes that it will benefit from these new team members in the coming months and years. In connection with the termination of the LinkedIn agreement effective March 29, 2014, the Company now has the freedom to sell those 1,000 accounts formerly restricted by the LinkedIn agreement. The Company maintains a business relationship with LinkedIn with respect to certain LinkedIn clients that utilize the Company’s OFCCP compliance services.

We believe there are more than 10,000 companies that are potential business partners of Professional Diversity Network. We also believe that our year over year growth of over 663% for the second quarter of 2014 via our direct sales model, while not necessarily indicative of future results, does indicate that our investment in our new sales and marketing team is beginning to have a positive impact on the Company. Building a new team takes time and resources and we believe that our investment in this team now will enable us to diversify our client base, increase our revenue and create value for our shareholders. We feel that the size of the current team is sufficient to grow our direct sales revenues significantly, without further substantial investments in sales personnel.

Results of Operations

The following tables set forth our results of operations for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2014	2013	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$585	$556	$29	5.2%
Consumer advertising and consumer marketing solutions revenue	447	421	26	6.3%
Total revenues	1,032	977	55	5.7%

Costs and expenses:
Cost of services	396	247	149	60.2%
Sales and marketing	763	576	187	32.5%
General and administrative	572	527	45	8.5%
Depreciation and amortization	94	61	33	54.6%
Gain on sale of property and equipment	0	0	0	0.0%
Total costs and expenses	1,825	1,411	414	29.3%
Loss from operations	(792)	(434)	(359)	82.7%

Other income, net	1	9	(8)	(88.9%)
Change in fair value of warrant liability	(30)	200	(231)	(115.1%)
Income tax benefit	(333)	(91)	(242)	266.6%
Net loss	$(488)	$(133)	$(355)	266.6%

	Six Months Ended June 30,		Change	Change
	2014	2013	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$1,401	$1,092	$310	28.4%
Consumer advertising and consumer marketing solutions revenue	868	805	64	7.9%
Total revenues	2,270	1,897	373	19.7%

Costs and expenses:
Cost of services	762	486	276	56.8%
Sales and marketing	1,560	1,032	528	51.1%
General and administrative	1,108	948	160	16.8%
Depreciation and amortization	185	116	69	59.1%
Gain on sale of property and equipment	0	(5)	5	(100.0%)
Total costs and expenses	3,614	2,577	1,037	40.2%
Loss from operations	(1,344)	(681)	(663)	97.5%

Other income (expense), net	67	(141)	208	(147.8%)
Change in fair value of warrant liability	14	311	(298)	(95.7%)
Income tax (benefit) expense	(513)	105	(617)	(589.1%)
Net loss	$(751)	$(615)	$(136)	22.1%

Revenue

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Percentage of revenue by product:
Recruitment services	57%	57%	62%	58%
Consumer advertising and consumer marketing solutions revenue	43%	43%	38%	42%

Total recruitment services revenue increased 5.2% and 28.4%% for the three and six months ended June 30, 2014, respectively, compared to the same periods in the prior year. Revenue from our recruitment solutions includes $0 and $500,000 for the three months ended June 30, 2014 and 2013, respectively, and $494,000 and $1,000,000 for the six months ended June 30, 2014 and 2013, respectively, pursuant to our LinkedIn agreement, which expired on March 29, 2014. In September 2013, we purchased the assets of Personnel Strategies, Inc. (“PSI”). PSI had been operating diversity focused job fairs throughout the United States for over 20 years and is now being operated as the events division of the Company. Revenues for the three and six months ended June 30, 2014 includes $145,000 and $245,000, respectively, of revenues generated from our events division. Additionally, during the three months ended June 30, 2014 and 2013, we recognized $350,000 and $45,000, respectively, of revenues related to direct sales of our recruitment services. During the six months ended June 30, 2014 and 2013, we recognized $530,000 and $69,000, respectively, of revenues related to direct sales of our recruitment services. The increase in direct sales is primarily attributable to the successful execution by our sales and marketing team, of its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced early adoption of our OFCCP compliance product services by a number of customers. Additionally, direct sales of our recruitment services were positively impacted as a result of our termination agreement with LinkedIn, since we no longer have post termination restrictions on our ability to sell any employers our diversity recruitment services and we are not restricted from entering into a direct recruitment relationship with those companies that are using our products and services via the LinkedIn reseller agreement.

Revenue from our consumer advertising and consumer marketing solutions was $447,000 and $868,000 for the three and six months ended June 30, 2014, respectively, compared to $421,000 and $805,000 for the three and six months ended June 30, 2013. The year over year increase was primarily the result of an increase in partner sales, which amounted to $97,000 and $168,000 for the three and six months ended June 30, 2014, compared to $36,000 and $66,000 for the three and six months ended June 30, 2013, resulting from the addition of new partners. The revenue from our Apollo Education to Careers Agreement, which consists of a fixed monthly fee of $116,667, remained the same.

Operating Expenses

Cost of services expense: Cost of services expense increased $149,000 and $276,000 during the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. The increase in cost of services for the three and six months ended June 30, 2014 was mainly due to $120,000 and $217,000, respectively, of direct costs incurred in connection with our events division and a $24,000 and $46,000 increase in revenue sharing expenses during the three and six months ended June 30, 2014, respectively.

Sales and marketing expense: Sales and marketing expense for the three months ended June 30, 2014 was $763,000, an increase of $187,000, or 32%, compared to $576,000 for the three months ended June 30, 2013. Sales and marketing expense for the six months ended June 30, 2014 was $1,560,000, an increase of $528,000, or 51%, compared to $1,032,000 for the six months ended June 30, 2013. The increase primarily consisted of an increase of $236,000 and $570,000 for the three and six months ended June 30, 2014, respectively, in sales and marketing salaries, commissions and benefits, offset by a decrease in marketing and advertising expense of $47,000 and $64,000 for the three and six months ended June 30, 2014, respectively.

General and administrative expense: General and administrative expenses increased $45,000 and $160,000 during the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, primarily due to (1) an increase in certain public company expenses, such as directors and officers insurance, investor relations, filing fees, franchise tax fees and registration fees, of $25,000 and $141,000 for the three and six months ended June 30, 2014, respectively, (2) stock based compensation expense of $26,000 incurred in connection with the granting of stock options to certain members of management and employees and (3) an increase of $86,000 and $26,000 in personnel expenses for the three and six months ended June 30, 2014, respectively, mainly due to the hiring of additional staff. Additionally, in connection with the acquisition of PSI, we committed to pay the former chief executive officer an additional $100,000 on each of September 20, 2014 and 2015 contingent upon his continued employment with us on each of those respective dates. We recorded an expense of $25,000 and $50,000 related to these contingent liabilities during the three and six months ended June 30, 2014, respectively. The increase was offset by a decrease in professional fees of $133,000 and $85,000 for the three and six months ended June 30, 2014, respectively.

Depreciation and amortization expense: Depreciation and amortization expense increased $33,000 and $69,000 during the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013. The increase was primarily due to a $33,000 and $66,000 increase in amortization expense for the three and six months ended June 30, 2014, respectively, due to the additions to capitalized software relating to web product platform to support emerging technologies and to the acquired software technology from CareerImp Inc. in June 2013.

Other Income (Expenses)

Other income for the three and six months ended June 30, 2014 mainly consists of interest earned on our short-term investments. Other expense for the six months ended June 30, 2013 is primarily attributable to the retirement of debt previously owed to certain shareholders of the Company that was exchanged for shares of our common stock upon our reorganization on March 4, 2013.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. We recorded a non-cash (loss)/gain of ($30,000) and $14,000, during the three and six months ended June 30, 2014, respectively, and non-cash gains of $200,000 and $311,000 during the three and six months ended June 30, 2013, respectively, related to changes in the fair value of our warrant liability liabilities. The change in the fair value of our warrant liability was primarily the result of changes in our stock price.

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

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the IPO. This resulted in a net deferred tax (benefit) expense of ($513,000) and $105,000 being recognized and included in the tax provision for the six months ended June 30, 2014 and 2013, respectively. The tax (benefit) expense was determined using an effective tax rate of 40.6% for the six months ended June 30, 2014 and for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to June 30, 2013.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2014 and 2013, respectively, and is intended to supplement the more detailed discussion that follows:

	June 30,
	2014	2013
	(in thousands)

Cash and cash equivalents	$5,609	$20,140
Short-term investments	11,876	246
Working capital	17,344	19,965

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

Under our business agreement with LinkedIn, LinkedIn made fixed quarterly payments to us in the amount of $500,000 per quarter and paid us commissions for sales of our services in excess of certain thresholds. The agreement with LinkedIn terminated on March 29, 2014 and, as a result, LinkedIn is no longer a reseller of the Company’s products or services and the Company will not receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn. Accordingly, the termination of our agreement with LinkedIn has had a material impact on revenue and operating cash flow in the near term. However, we will be permitted, as of March 30, 2014, to market and sell our products to any company, including those 1,000 companies on LinkedIn’s restricted account list because as part of our termination arrangement with LinkedIn, the restricted account list will no longer apply. The Company has implemented a plan to actively engage with the 1,000 companies that were formerly restricted from us by agreement with LinkedIn. In addition we will also be marketing to customers that had purchased our products through contracts with LinkedIn with the intent of renewing those contracts directly as they expire over the coming 12 months. We feel that our existing salesforce has the capacity to service the additional potential customers we will target as a result of the termination of the LinkedIn agreement.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the next twelve months.

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,116)	$867
Investing activities	(11,985)	(391)
Financing activities	(26)	18,795
Net (decrease) increase in cash and cash equivalents	$(13,127)	$19,271

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2014 was $1,116,000. We had a net loss of $751,000 during the six months ended June 30, 2014, which was offset by non-cash depreciation and amortization of $185,000, stock based compensation expense of $26,000, a deferred tax benefit of $513,000 and a decrease in the fair value of a warrant liability of $14,000. Changes in working capital used $49,000 of cash during the six months ended June 30, 2014.

The cash flow provided by operating activities during the six months ended June 30, 2013 was primarily attributable to changes in our assets and liabilities, mainly consisting of a decrease in accounts receivable of $1,542,000. The decrease in accounts receivable was due to the collection of outstanding receivables. We had a net loss of $615,000 during the six months ended June 30, 2013, which included non-cash interest and accretion added to our notes payable of $155,000, non-cash depreciation and amortization of $116,000, a non-cash deferred tax expense of $105,000 and a decrease in the fair value of a warrant liability of $311,000.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 was $11,985,000, consisting of $14,976,000 from the purchase of short-term investments, $98,000 invested in developed technology, $12,000 in purchases of property and equipment, offset by $3,100,000 of proceeds from the sale and maturities of short-term investments.

Net cash used in investing activities for the six months ended June 30, 2013 was $391,000, primarily consisting of $200,000 paid for the acquisition of technology, $165,000 invested in developed technology and $33,000 in purchases of property and equipment.

Net Cash Provided by Financing Activities

The Company used $26,000 to repurchase common stock during the six months ended June 30, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s consolidated financial statements and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During 2013 and into the first half of 2014, we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting that were identified during the year ended December 31, 2013. Specifically, the Company implemented new policies to more fully segregate incompatible duties and enhance the overall internal control structure. Additional procedures were written supporting which functions employees with access to the general ledger system can access, which will provide additional internal control enhancements. In addition, we hired additional finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions and also engaged a third party external financial reporting specialist with expertise in GAAP and SEC reporting regulations.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Approximate dollar value of shares that may yet be purchased under the plan or program
April 1- April 30, 2014	-		-	-	$1,000,000
May 1 – May 31, 2014	6,182	(1)	$4.14	6,182	$974,407
June 1 – June 30, 2014	-		-	6,182	$0	(2)

(1) All of these purchases were made in open-market transactions pursuant to the Company’s share repurchase plan (the “Share Repurchase Plan”) originally announced by the Company on April 29, 2013. Pursuant to the Share Repurchase Plan, the Company’s board of directors authorized the Company to repurchase up to $1 million of the Company’s outstanding common stock over a six-month period beginning in April 2013, which period was subsequently extended by the Company’s board of directors until May 30, 2014.

(2) The Share Repurchase Plan terminated on May 30, 2014, and no further shares of the Company’s outstanding common stock may be repurchased thereunder.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	August 14, 2014	By:	/s/ David Mecklenburger
Name: David Mecklenburger Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger among Professional Diversity Network, Inc., NAPW Merger Sub, Inc., NAPW, Inc., and Matthew B. Proman, dated as of July 11, 2014, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2014

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document