Form 10-Q
period 2014-09-30
Professional Diversity Network, Inc.
filed 2014-11-14
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

There were 12,619,690 shares outstanding of the registrant’s common stock as of November 14, 2014.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

PART I
ITEM 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2014	2013

Current Assets:
Cash and cash equivalents	$1,821,818	$18,736,495
Accounts receivable	1,203,323	1,218,112
Short-term investments	9,237,513	-
Incremental direct costs	966,297	-
Prepaid license fee	393,750	-
Prepaid expenses and other current assets	613,759	99,094
Total current assets	14,236,460	20,053,701

Property and equipment, net	844,485	54,781
Capitalized technology, net	559,055	692,511
Goodwill	45,353,016	735,328
Intangible assets, net	14,428,742	90,400
Merchant reserve	1,532,116	-
Deferred tax asset	51,574	380,832
Security deposits	354,835	12,644
Other assets	10,000	-
Total assets	$77,370,283	$22,020,197

Current Liabilities:
Accounts payable	$5,658,458	$222,961
Accrued expenses	1,590,250	188,462
Deferred revenue	9,699,756	1,024,420
Customer deposits	393,750	-
Note payable - related party acquisition financing	434,582	-
Warrant liability	106,236	85,221
Capital lease obligations	17,093	-
Total current liabilities	17,900,125	1,521,064

Deferred tax liability	4,376,686	-
Total liabilities	22,276,811	1,521,064

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value, 25,000,000 shares authorized, 12,628,072 shares and 6,318,227 shares issued as of September 30, 2014 and December 31, 2013, respectively, and 12,619,690 and 6,316,027 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	126,280	63,182
Additional paid in capital	58,132,426	21,883,593
Accumulated deficit	(3,128,117)	(1,436,387)
Treasury stock, at cost; 8,382 shares at September 30, 2014 and 2,200 shares at December 31, 2013	(37,117)	(11,255)
Total stockholders' equity	55,093,472	20,499,133

Total liabilities and stockholders' equity	$77,370,283	$22,020,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
Recruitment services	$712,728	$601,539	$2,114,178	$1,693,330
Consumer advertising and consumer marketing solutions revenue	448,860	377,750	1,317,351	1,182,682
Membership fees and related services	402,397	-	402,397	-
Product sales and other revenue	11,395	-	11,395	-
Total revenues	1,575,380	979,289	3,845,321	2,876,012

Costs and expenses:
Cost of sales and services	388,084	235,304	1,150,309	721,522
Sales and marketing	991,785	606,606	2,551,312	1,638,433
General and administrative	648,218	529,806	1,755,933	1,477,920
Depreciation and amortization	130,065	66,412	314,619	182,399
Gain on sale of property and equipment	-	576	-	(4,158)
Total costs and expenses	2,158,152	1,438,704	5,772,173	4,016,116

Loss from operations	(582,772)	(459,415)	(1,926,852)	(1,140,104)

Other income (expense)
Interest expense	(377)	-	(377)	(155,136)
Interest and other income	27,791	5,717	95,047	20,073
Acquisition related costs	(968,839)	-	(968,839)	-
Loss on sale of marketable securities	-	(7,640)	-	(7,640)
Other income (expense), net	(941,425)	(1,923)	(874,169)	(142,703)

Change in fair value of warrant liability	(34,547)	4,456	(21,015)	315,759

Loss before income taxes	(1,558,744)	(456,882)	(2,822,036)	(967,048)
Income tax benefit	(617,717)	(185,382)	(1,130,306)	(80,570)
Net loss	$(941,027)	$(271,500)	$(1,691,730)	$(886,478)

Other comprehensive (loss) income:
Net loss	$(941,027)	$(271,500)	$(1,691,730)	$(886,478)
Unrealized gains on marketable securities	-	(3,782)	-	(9,143)
Reclassification adjustments for losses on marketable securities included in net income	-	7,640		7,640
Comprehensive loss	$(941,027)	$(267,642)	$(1,691,730)	$(887,981)

Net loss per common share, basic and diluted	$(0.14)	$(0.04)	$(0.26)	$(0.14)

Shares used in computing pro forma net loss per common share:
Basic and diluted	6,721,357	6,318,227	6,451,852	6,318,227

Pro-forma computation related to conversion to a C corporation upon completion of initial public offering:
Historical pre-tax net loss before taxes	$(1,558,744)	$(456,882)	$(2,822,036)	$(967,048)
Pro-forma tax benefit	(617,717)	(185,382)	(1,130,306)	(440,677)
Pro-forma net loss	$(941,027)	$(271,500)	$(1,691,730)	$(526,371)
Pro-forma loss per share - basic and diluted
Unaudited pro-forma loss per share	$(0.14)	$(0.04)	$(0.26)	$(0.08)
Weighted average number of shares outstanding	6,721,357	6,318,227	6,451,852	6,318,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at December 31, 2013	6,318,227	$63,182	$21,883,593	$(1,436,387)	2,200	$(11,255)	$20,499,133

Repurchase of common stock	-	-		-	6,182	(25,862)	(25,862)

Stock-based compensation	-	-	50,292	-	-	-	50,292

Issuance of common stock in connection with acquisition of NAPW, Inc.	6,309,845	63,098	35,208,935	-	-	-	35,272,033

Fair value of options issued in connection with acquisition of NAPW	-	-	556,496	-	-	-	556,496

Fair of warrants issued in connection with acquisition of NAPW	-	-	294,342	-	-	-	294,342

Fair value of warrants issued to financial advisor in connection with acquisition of NAPW	-	-	138,768	-	-	-	138,768

Net loss	-	-	-	(1,691,730)	-	-	(1,691,730)

Balance at September 30, 2014	12,628,072	$126,280	$58,132,426	$(3,128,117)	8,382	$(37,117)	$55,093,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,691,730)	$(886,478)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	314,619	182,399
Deferred tax benefit	(1,130,306)	(80,570)
Fair value of warrants issued to advisor in connection with acquisition	138,768	-
Stock-based compensation expense	50,292	-
Change in fair value of warrant liability	21,015	(315,759)
Loss on sale of marketable securities, net	-	7,640
Ammortization of premium on short-term investments, net	45,020	-
Gain on sale of property and equipment	-	(4,158)
Interest added to notes payable	-	16,881
Accretion of interest on notes payable	-	138,255
Changes in operating assets and liabilities:
Accounts receivable	128,128	1,532,222
Prepaid expenses and other current assets	(216,761)	(72,803)
Merchant reserve	236,480	-
Incremental direct costs	(35,171)	-
Prepaid license fee	(393,750)	-
Accounts payable	(718,067)	(93,006)
Accrued expenses	(402,836)	83,205
Deferred income	(204,664)	-
Customer deposits	393,750	-
Merchant cash advances	(447,371)	-
Net cash (used in) provided by operating activities	(3,912,584)	507,828

Cash flows from investing activities:
Proceeds from maturities of short-term investments	6,243,000	242,206
Purchases of short-term investments	(15,525,533)	-
Cash paid to purchase technology	-	(200,000)
Cash paid for acquisition, net of cash acquired	(3,549,802)	(135,945)
Costs incurred to develop technology	(125,291)	(243,325)
Sale of property and equipment	-	6,203
Purchases of property and equipment	(13,300)	(32,564)
Net cash used in investing activities	(12,970,926)	(363,425)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited), Continued

Nine Months Ended September 30,
2014	2013
Cash flows from financing activities:
Distributions to members	-	(200,000)
Proceeds from IPO, net of offering costs	-	19,474,565
Deferred IPO costs	-	(479,356)
Payments of capital leases	(5,305)	-
Repurchase of common stock	(25,862)	-
Net cash (used in) provided by financing activities	(31,167)	18,795,209

Net (decrease) increase in cash and cash equivalents	(16,914,677)	18,939,612
Cash and cash equivalents, beginning of period	18,736,495	868,294
Cash and cash equivalents, end of period	$1,821,818	$19,807,906

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
Common stock issued in connection with acquisition of NAPW	$35,272,033	$-
Fair value of options issued in connection with acquisition of NAPW	$556,496	$-
Fair value of warrants issued in connection with acquisition of NAPW	$294,342	$-
Note payable - related party acquisition financing	$434,582	$-
IPO costs in accounts payable	$-	$30,567
Deferred revenue in accounts receivable	$-	$152,137
Conversion of notes payable to equity	$-	$1,643,036
Reduction of additional paid-in capital for deferred IPO costs	$-	$1,342,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

1. Description of Business

Professional Diversity Network, Inc. (the “Company,” “we,” “our” and “us”) is the operator of the Professional Diversity Network (“Professional Diversity Network,” “PDN Network,” or “PDN”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and operator of the National Association of Professional Women (“NAPW Network” or “NAPW”) The Company is a corporation organized under the laws of Delaware, originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its members in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect members with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals though its website, as well as at events hosted at its local chapters across the country.

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

On September 9, 2014, the Company received written notice from Apollo Education Group, Inc., the parent company of the University of Phoenix (“Apollo Group”), of Apollo Group’s voluntary termination without cause of the Master Services Agreement, dated October 1, 2012 (the “Apollo Agreement”), between the Company and Apollo Group. The termination took effect on October 9, 2014. The Apollo Agreement would have otherwise expired by its terms on February 28, 2015.

The Apollo Agreement provided that Apollo Group paid a fixed monthly fee of $116,667 for the following services provided by the Company to Apollo Group: (1) access to the hosted service for University of Phoenix students and alumni; (2) reports on a daily, weekly or as otherwise requested basis by Apollo Group; and (3) supporting services, including technical support for the hosted service, or as requested by Apollo Group. The services that the Company provided to Apollo Group were unique to that relationship and are not core to the Company’s membership success mission. The Company will not incur or pay any early termination penalties in connection with the termination of the Apollo Agreement. During the entire term of the Apollo Agreement, the Company was never notified of a default or a violation of its service level agreements.

The termination of the Apollo Agreement will free up valuable resources of the Company that will allow it to develop the new networking platform the Company is building for the NAPW. Following the effectiveness of such termination, the engineering resources and personnel associated with supporting Apollo Group will be dedicated to providing the members of NAPW with an enhanced online networking experience.

3. Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2014, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2014 and 2013, the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of stockholders’ equity for the nine months ended September 30, 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed consolidated balance sheet at December 31, 2013 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 27, 2014.

Use of Estimates - The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.  Accordingly, the actual results could differ significantly from estimates.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Short-Term Investments - All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. The Company classifies short-term investments as held to maturity and carries them at amortized cost if the Company has the positive intent and ability to hold the securities to maturity. The Company did not sell or transfer any of its marketable securities during the nine months ended September 30, 2014 and does not anticipate selling or transferring these investments before their maturity date. The Company did not have any short-term investments at December 31, 2013. As of September 30, 2014, short-term investments consist of certificates of deposit, which are classified as “Level 1,” and municipal bonds and corporate fixed income bonds, which are classified as “Level 2.”

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Certificates of deposit	$2,285,618	$1,119	$-	$2,286,737
Municipal bonds	1,109,019	-	(4,220)	1,104,799
Corporate fixed income bonds	5,842,687	87,397	-	5,930,084
	$9,237,324	$88,516	$(4,220)	$9,321,620

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. The commissions are deferred and amortized over the term of membership, which is a 12 month period. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of comprehensive loss. There was no amortization expense recorded during the three and nine months ended September 30, 2014.

Business Combinations – Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive loss.

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. There was no impairment of goodwill as of September 30, 2014.

Intangible assets represent sales process, paid membership relationships member lists, developed technology and trade names/trademarks related to NAPW. Additionally, the Company has a trade name related to iHispano.com. Finite lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite lived intangible assets are not amortized, but instead are subject to impairment evaluation. There was no impairment of intangible assets as of September 30, 2014.

Revenue Recognition – Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) services are performed, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Recruitment Revenue

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

Consumer Advertising and Consumer Marketing Solutions Revenue

The Company provides career opportunity services to our various partner organizations and, up through October 9, 2014, to Apollo Group through advertising and job postings on their websites. We work with our partners to develop customized websites and job boards where the partners can generate advertising, job postings and career services to their members, students and alumni. Revenue for the Apollo Group was recognized ratably over the life of the contract. Partner revenue is recognized as jobs are posted to their hosted sites.

Membership Fees and Related Services

Membership fees are collected up-front and member benefits become available immediately; however those benefits must remain available over the 12 month membership period. At the time of enrollment, membership fees are recorded as a liability under deferred revenue and are recognized as revenue ratably over the 12 month membership period. Members who are enrolled in an annual payment plan may cancel their membership in the program at any time and receive a partial refund (amount remaining in deferred revenue) or due to consumer protection legislation, a full refund based on the policies of the member’s credit card company.

Revenue from related membership services are derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements. Fees related to these services are recognized as revenue at the time the on-line profile is complete and press release is distributed.

Product Sales and Other Revenue

Products offered to members relate to custom made plaques and an annual registry book. Product sales are recognized as liabilities under deferred revenue at the time the initial order is placed. Revenue is then recognized at the time these products are shipped. The Company’s shipping and handling costs are included in cost of sales in the accompanying condensed consolidated statements of comprehensive loss.

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of advertising contracts and is amortized over the life of the applicable contract, which, as of September 30, 2014 consisted of one 18 month contract. For the three months ended September 30, 2014 and 2013, the Company incurred advertising and marketing expenses of approximately $442,000 and $202,000, respectively. For the nine months ended September 30, 2014 and 2013, the Company incurred advertising and marketing expenses of approximately $772,400 and $597,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At September 30, 2014 and December 31, 2013, $61,125 and $0, respectively, of advertising costs are recorded in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

Income Taxes – As a result of the Company’s completion of its IPO, the Company’s results of operations are taxed as a C Corporation. Prior to the IPO, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying condensed consolidated financial statements for periods prior to March 4, 2013 (the date on which the tax status changed to a C Corporation).

This change in tax status in 2013 to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities as of the date of the IPO. This resulted in a net deferred tax benefit of $1,130,306 and $80,570 being recognized and included in the tax provision for the nine months ended September 30, 2014 and 2013, respectively. The tax benefit was determined using an effective tax rate of 40.6% for the periods ended September 30, 2014 and for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to September 30, 2013.

The unaudited pro forma computation of income tax benefit included in the condensed consolidated statements of comprehensive loss, represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table presents a summary of fair value measurements for certain financial instruments measured at fair value on a recurring basis:

Financial Instrument	Level	September 30, 2014	December 31, 2013
Warrant liability	3	$106,236	$85,221

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

As of September 30, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended September 30, 2014 and 2013 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2014	2013
Warrants to purchase common stock	362,500	131,250
Stock options	366,000	-
	728,500	131,250

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company adopted ASU 2013-11 effective January 1, 2014 and the adoption did not have an impact on the condensed consolidated financial statements but may have an impact in future periods.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s condensed consolidated financial statements and disclosures.

In August 2014, the FASB, issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Subsequent Events – The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are filed for potential recognition or disclosure. Any material events that occur between the balance sheet date and filing date are disclosed as subsequent events, while the condensed consolidated financial statements are adjusted to reflect any conditions that exist at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

4. Acquisition of NAPW

On September 24, 2014 (“the Closing Date”), NAPW, Inc., operator of the National Association of Professional Women, became part of the Company upon the closing of the Company’s merger transaction with NAPW Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), NAPW, Inc., a New York corporation (“Old NAPW”), and Matthew B. Proman, the sole shareholder of Old NAPW (“Mr. Proman”), pursuant to an Agreement and Plan of Merger, dated as of July 11, 2014 (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, on the Closing Date, Old NAPW merged with and into Merger Sub (the “Merger”). As a result of the Merger, the separate corporate existence of Old NAPW ceased and Merger Sub continues as the surviving corporation, a wholly-owned subsidiary of the Company and was renamed “NAPW, Inc.”

Pursuant to the Merger Agreement, the Company acquired all issued and outstanding shares of Old NAPW’s common stock for an aggregate purchase price consisting of (i) 5,110,975 shares of Common Stock of the Company, which were issued to Mr. Proman, (ii) 959,096 shares of Common Stock, which were issued pursuant to a subscription agreement to Star Jones, NAPW’s President and National Spokeswoman, (iii) 239,774 shares of Common Stock, which were issued pursuant to a subscription agreement to Christopher Wesser, NAPW’s General Counsel (together with the shares issued to Mr. Proman and Ms. Jones, the “Merger Shares”), (iv) cash of $3,555,000, (v) a promissory note in the original principal amount of $445,000 payable to Mr. Proman (see Note 7) (vi) an option for Mr. Proman to purchase 183,000 shares of the Company’s Common Stock at a price of $3.45 per share (see Note 11), (vi) a warrant for Mr. Proman to purchase 50,000 shares of the Company’s Common Stock at a price of $4.00 per share (see Note 11) and (vii) a warrant for Mr. Proman to purchase 131,250 shares of the Company’s Common Stock at a price of $10.00 per share (see Note 11).

As a condition to the closing of the Merger, Messrs. Proman and Wesser, Ms. Jones and the Company entered into a registration rights and lock-up agreement (the “Registration Rights Agreement”), pursuant to which the Company is required, not later than nine months following the closing date, to file a shelf registration statement on Form S-3 with the SEC with respect to the Merger Shares issued in connection with the Merger. The Company is further required to use its best efforts to have such registration statement declared effective not later than 12 months following the Closing Date and kept effective until the earlier of three years thereafter or when each of the parties to the Registration Rights Agreement (other than the Company) can sell all of his or her shares without the need for current public information or other restriction pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of the Registration Rights Agreement, each of Messrs. Proman and Wesser and Ms. Jones (collectively, the “NAPW Affiliates”) agreed not, without the consent of the Company, to offer to sell, sell or otherwise dispose of, or encumber any shares of the Company’s Common Stock received by such person in connection with the Merger during the 12 months following the Closing Date, except under certain circumstances.

In connection with the Merger, the Company paid Aegis Capital Corp. (“Aegis”), financial advisor to the Company, a fee of $100,000 for rendering and delivering its fairness opinion to the Board of Directors. The Company also paid Aegis a fee of $374,000 on the Closing Date as consideration for providing financial advisory services to the Company in connection with the Merger and issued to affiliates of Aegis a warrant to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $4.00 per share (see Note 11)

Professional Diversity Network provides NAPW members with direct access to employers seeking to hire professional women at a high level of connectivity and efficiency. The Merger enables the Company to match members with its employment partners, and then converse with the member to confirm such member’s desire to take the position the Company matched them to, confirm such member is qualified for the position and directly notify the employer about a member that the Company has qualified and confirmed has completed an application within the employer’s recruitment system.

The acquisition was accounted for under the acquisition method of accounting, whereby the Company was treated as the acquirer and NAPW was treated as the acquired company. This determination was primarily based on the Company’s majority representation on the Board of Directors, the Company comprising key management positions of the Company, and the fact that the Company paid a premium for the equity interests in NAPW. Accordingly, the acquired assets and assumed liabilities of NAPW were recorded at their estimated fair values, and operating results for NAPW are included in the condensed consolidated financial statements from the effective date of acquisition of September 24, 2014.

The preliminary allocation of the purchase price is summarized as follows:

Fair value of common stock issued (6,309,845 shares)	$35,272,033
Cash paid	3,555,000
Promissory note issued	434,582
Stock options issued (183,000 options)	556,496
Common stock purchase warrants issued (181,250 warrants)	294,342
Total consideration	40,112,453

Allocated to:
Cash and cash equivalents	$5,198
Accounts receivable	353,377
Incremental direct costs	931,126
Prepaid expenses and other current assets	297,904
Property and equipment	795,618
Security deposits	342,190
Merchant reserve	1,528,558
Other assets	10,000
Accounts payable	(6,153,564)
Accrued expenses	(1,804,624)
Deferred revenue	(8,880,000)
Deferred tax liability	(5,836,250)
Merchant cash advances	(447,371)
Capital lease obligations	(22,397)
Net liabilities assumed	(18,880,235)

Excess of purchase price over net liabilities assumed before allocation to identifiable intangible assets and goodwill	$58,992,688

The fair value of deferred revenue was determined to be $8,880,000, based upon management’s estimate of how much it would cost to transfer the liability. The liability is measured as the direct, incremental cost to fulfill the legal performance obligation, plus a reasonable profit margin. Because this acquisition was a stock purchase for tax purposes, the Company did not obtain a stepped-up tax basis in NAPW’s assets. A deferred tax liability of $5,836,250 was established as part of the acquisition accounting to reflect the income tax effect of the fair value of the acquired intangible assets. The deferred tax liability was calculated using a 40.6% effective tax rate. Management has also made the initial determination that the fair values of substantially all other assets acquired and liabilities assumed are approximately equal to their recorded cost. While a final determination of the value of the identifiable intangibles has not been completed, management has made an initial determination that approximately $14,375,000 of the excess of the purchase price over the net liabilities assumed should be allocated to identifiable intangible assets. The unidentified excess of the purchase price over the fair value of the net liabilities assumed has been recorded as goodwill.

	Amount	Estimated Useful Life (Years)
Sales Process	$3,440,000	10
Paid Member Relationships	890,000	5
Member Lists	8,957,000	5
Developed Technology	648,000	3
Trade Name/Trademarks	440,000	4
Amortizable Intangible Assets	14,375,000
Goodwill	44,617,688
	$58,992,688

Goodwill arising from the acquisition mainly consists of the synergies of enhanced recruitment solutions for the Company’s diverse client base. The Company’s goodwill is not deductible for tax purposes. Goodwill and intangible assets are subject to a test for impairment on an annual basis.

The Company incurred legal and other costs related to the transaction of approximately $968,839, which is reflected as acquisition related costs in the accompanying condensed consolidated statements of comprehensive loss during the three and nine months ended September 30, 2014.

Total revenues and income from continuing operations since the date of the acquisition of NAPW, included in the condensed consolidated statements of comprehensive loss for the three months ended September 30, 2014, are $413,792 and $64,519, respectively.

The following unaudited consolidated pro forma information gives effect to the acquisition of NAPW as if this transaction had occurred on January 1, 2013. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of NAPW been completed on January 1, 2013, nor are they indicative of results that may occur in any future periods.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013
Revenues	$7,568,509	$6,457,383	$22,317,767	$17,160,653
Net loss	$(212,970)	$(1,235,674)	$(2,718,067)	$(4,874,809)

Net loss per share:
Basic and diluted	$(0.02)	$(0.10)	$(0.22)	$(0.39)

Weighted average shares outstanding:
Basic and diluted	12,619,690	12,627,930	12,623,019	12,628,072

5. Capitalized Technology

Capitalized Technology, net is as follows:

	September 30, 2014	December 31, 2013
Capitalized cost:
Balance, beginning of period	$1,289,099	$734,291
Additional capitalized cost	125,291	354,808
Purchased technology	-	200,000
Balance, end of period	$1,414,390	$1,289,099

Accumulated amortization:
Balance, beginning of period	$596,588	$331,401
Provision for amortization	258,747	265,187
Balance, end of period	$855,335	$596,588
Capitalized Technology, net	$559,055	$692,511

Amortization expense of $84,614 and $61,855 for the three months ended September 30, 2014 and 2013, respectively, and $258,747 and $169,475 for the nine months ended September 30, 2014 and 2013, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of comprehensive loss.

6. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Acquisition related costs	$995,579	$-
Cost of services	128,363	10,546
Payroll liabilities	162,905	41,930
Merchant processing fees	64,674	-
Franchise and other taxes	54,367	-
Sales and marketing	48,340	11,250
Deferred rent	6,966	13,932
Consulting	-	60,000
Deferred payment from acquisition	-	25,000
Other	129,056	25,804
	$1,590,250	$188,462

7. Note Payable – Related Party

On the Closing Date of the Merger, the Company issued Mr. Proman a promissory note in the amount of $445,000 (the “Promissory Note”). Mr. Proman was formerly the Chairman and Chief Executive Officer of Old NAPW and, subsequent to the Merger, is now the Company’s Executive Vice President and Chief Operating Officer. The Note matures on August 15, 2015, has an annual interest rate of 0.35% and is due and payable in quarterly installments of $137,500 on each of November 15, 2014, February 15, 2015, May 15, 2015, with a final payment of $32,500 payable on August 15, 2015. However, if NAPW (on a stand-alone basis) on any payment date fails to meet certain performance criteria as of the end of the fiscal quarter then most recently ended with respect to gross revenue and net cash from operations, then the Company’s obligation to make payment of principal and accrued interest on that date will be deferred to the next payment date that follows the next fiscal quarter end during which NAPW is able to meet such performance criteria, and the maturity date shall be correspondingly extended until such time as the note may be repaid in full. If NAPW (on a stand-alone basis) on any payment date, as of the end of the fiscal quarter then most recently ended, satisfies the gross revenue performance criteria, but fails to satisfy the cash flow performance criteria, then the Company will only be required to make payments of interest and principal to the extent the Company’s excess cash flow permits. The Promissory Note is not convertible or exchangeable for shares of the Company’s Common Stock, is unsecured and may be prepaid, in full or in part, at any time by the Company without premium or penalty. The amounts owing under the Promissory Note may be accelerated upon the occurrence of an event of default. NAPW did not meet the specified performance criteria for the quarter ended September 30, 2014. Accordingly, payment of the $137,500 due to Mr. Proman on November 15, 2014 will be deferred until February 15, 2015.

The stated interest rate of the Note is 0.35%, which was determined to be below the Company’s expected borrowing rate of 4.80%, therefore the Note was discounted by $10,418 using a 4.45% imputed annual interest rate. The discount is being amortized over the term of the Note and will be recorded as interest expense in the condensed consolidated statements of comprehensive loss.

8. Commitments and Contingencies

Employment Agreements

On the Closing Date, the Company entered into new employment agreements with James Kirsch, the Company’s current Chairman and Chief Executive Officer, David Mecklenburger, the Company’s current Chief Financial Officer and Secretary, Matthew Proman, Star Jones and Christopher Wesser (each such agreement, an “Employment Agreement,” and collectively, the “Employment Agreements”). Messrs. Kirsch, Mecklenburger, Proman and Wesser, and Ms. Jones, are collectively referred to as the “Executives.”

The Employment Agreement with Mr. Kirsch provides that he will receive an annual base salary of $275,000 and the Employment Agreement with Mr. Mecklenburger provides that he will receive an annual base salary of $200,000. Mr. Proman will serve as the Company’s Executive Vice President and Chief Operating Officer and receive an annual base salary of $275,000. Ms. Jones will serve as the Company’s President, Chief Development Officer, and National Spokesperson and receive an annual base salary of $300,000. Mr. Wesser will serve as the Company’s Executive Vice President and General Counsel and receive an annual base salary of $250,000.

Each Employment Agreement provides the Executive with an initial term of three years that automatically renews for successive one year terms unless either party provides advance written notice of its intention to terminate the Employment Agreement. Mr. Kirsch’s and Mr. Mecklenburger’s base salaries will be automatically increased annually by the greater of 3% of their then current base salary or the annual percentage increase in the Consumer Price Index. If Mr. Kirsch’s role changes such that he is no longer the Chief Executive Officer, his three year term will automatically be renewed and continue for another three years after the date of the change in role. Should such a change in role occur, his base salary cannot be reduced below his then current base salary immediately prior to the change in role

The Employment Agreements provide that each Executive will be eligible for an annual bonus and have his or her salary reviewed each year by the Board of Directors. In addition, the Executives will be reimbursed for all reasonable business expenses incurred in the ordinary course of business and taking into consideration each such Executive’s unique responsibilities within the Company. The Employment Agreements also generally permit the Executives to participate in all benefits plans and programs offered by the Company.

Under the terms of the Employment Agreements, each Executive is subject to a non-competition, non-interference and non-raiding restrictive covenant during their employment and 18 months following Executive’s last day of employment with the Company. In the event that an Executive’s employment is terminated without “Cause” or the Executive resigns for “Good Reason” (as those terms are defined by the Employment Agreements), the post-employment restrictive covenant period may not extend past the severance period (as described below). The Employment Agreements also contain customary confidentiality, work product and return of Company property covenants.

The Employment Agreements provide each Executive with severance pay in the event that such Executive is terminated without “Cause” or resigns for “Good Reason.” Upon such a termination of employment, such Executive is entitled to continue to receive such Executive’s monthly salary at his or her then current rate for the greater of six months or the number of remaining whole months in such Executive’s term (whether the initial term or an extension). Finally, the Employment Agreements between the Company and each of Ms. Jones and Mr. Wesser also provide that such Executives will become immediately fully vested in any unvested shares of restricted stock granted in connection with the Merger upon their termination without “Cause” or their resignation for “Good Reason.”

Aggregate potential severance compensation amounted to approximately $3.9 million at September 30, 2014.

Lease Obligations - The Company leases office space, office furniture and equipment under operating lease agreements.

The Company leases an office for its headquarters in Illinois, an office space for its events business in Minnesota and three sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

Rent expense, amounting to $45,617 and $10,739 for the three months ended September 30, 2014 and 2013, respectively, and $91,193 and $54,985 for the nine months ended September 30, 2014 and 2013, respectively, is included in general and administrative expense in the condensed consolidated statements of comprehensive loss.

Future annual minimum payments due under the leases are summarized as follows:

Year ending December 31,
2014 (three months)	$379,233
2015	1,502,636
2016	1,491,593
2017	1,543,918
2018	1,356,740
Thereafter	303,560
$6,577,680

Legal Proceedings

NAPW, Inc., the Company’s wholly-owned subsidiary and successor by merger to Old NAPW, is a defendant in the related cases of Constantino v. NAPW, Inc., No. 0000074/2013 (Sup. Ct., Nassau Co.), filed in the County Court for Nassau County, New York, and DeLisi, et al. v. NAPW, Inc., No. 2:13-CV-05322 (E.D.N.Y.), filed in federal court for the Eastern District of New York. These cases involve allegations made by four former employees of same sex sexual harassment by a female sales manager over a period of several years. Upon learning of these allegations, which came only after the employees involved were terminated for cause, Old NAPW engaged an independent investigator that conducted an investigation and returned a conclusion that the allegations were unfounded. Both cases are in the early stages of discovery. At this time, the Company does not have an estimate of the likelihood or the amount of any potential exposure. The outcome of these lawsuits is uncertain. The Company believes that the claims asserted in each suit are without merit and intends to defend itself vigorously against the claims.

9. Warrant Liability

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

The warrant liability was valued using the Black-Scholes option pricing model and the following assumptions on the following dates:

	September 30, 2014	December 31, 2013
Strike price	$10.00	$10.00
Market price	$5.05	$4.61
Expected life	4.42 years	5.17 years
Risk-free interest rate	1.62%	0.86%
Dividend yield	0.00%	0.00%
Volatility	41%	39%
Warrants outstanding	131,250	131,250
Fair value of warrants	$106,236	$85,221

The fair value of the warrant liability increased to $106,236 at September 30, 2014 from $85,221 at December 31, 2013. Accordingly, the Company increased the warrant liability by $21,015 to reflect the change in the fair value of the warrant instruments for the nine month ended September 30, 2014, which is included in the accompanying condensed consolidated statements of comprehensive loss. The following table sets forth a summary of the changes in the fair value of our Level 3 financial liabilities that are measured at fair value on a recurring basis:

Beginning balance	$(85,221)
Increase in net value of warrant liability	(21,015)
Ending balance	$(106,236)

10. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of September 30, 2014, the Company had 12,619,690 shares of common stock outstanding.

Share Repurchase Program – On April 29, 2013, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company could repurchase up to $1 million of its outstanding common stock. The program was renewed by the Board of Directors on November 30, 2013 for an additional six-month period expiring on May 31, 2014. The repurchases under the program were permitted to be made from time to time at prevailing market prices in open market or privately negotiated transactions, depending upon market conditions. The manner, timing and amount of any repurchases were determined by the Company based on an evaluation of market conditions, stock price and other factors. Under the program, the purchases were funded from available working capital, and the repurchased shares are held in treasury. The program did not obligate the Company to acquire any particular amount of common stock. As of September 30, 2014, the Company had acquired 8,382 shares of its outstanding common stock in exchange for $37,117. The share repurchase has been recorded as treasury stock, at cost, in the accompanying condensed consolidated balance sheets at September 30, 2014 and December 31, 2013. The Company acquired 6,182 shares during the nine months ended September 30, 2014 in exchange for $25,862.

11. Stock-Based Compensation

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

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	-	$-	-	$-
Granted in compensatory arrangements	187,000	3.45
Issued as Merger consideration	183,000	3.45
Exercised	-	-
Forfeited or Canceled	(4,000)	(3.45)
Outstanding – September 30, 2014	366,000	$3.45	9.6	$585,600

Exercisable – September 30, 2014	183,000	3.45	9.8	$292,800

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2013	-	$-
Granted in compensatory arrangements	187,000	1.65
Issued as Merger consideration	183,000	3.04
Vested	(183,000)	(3.04)
Forfeited or Canceled	(4,000)	1.65
Unvested – September 30, 2014	183,000	$1.65

On March 31, 2014, the Company granted 187,000 stock options to certain directors, senior management and employees for future services. These options had a fair value of $308,350 using the Black-Sholes option-pricing model with the following assumptions:

Risk-free interest rate	2.02%
Expected dividend yield	0.00%
Expected volatility	48.14%
Expected term	6 years

The options are exercisable at an exercise price of $3.45 per share over a ten-year term and vest over three years. The Company recorded $24,597 and $50,292 as compensation expense during the three and nine months ended September 30, 2014, respectively, pertaining to this grant.

As discussed in Note 4, the Company issued 183,000 stock options to Mr. Proman as part of the Merger Consideration in connection with the acquisition of NAPW. These options had a fair value of $556,496 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.82%
Expected dividend yield	0.00%
Expected volatility	41.5%
Expected term	5 years

The options are fully vested and exercisable at an exercise price of $3.45 per share over a ten year term. The Company included the fair value of the options of $556,496 as part of the consideration paid in connection with the acquisition of NAPW.

Total unrecognized compensation expense related to unvested stock awards at September 30, 2014 amounts to $251,462 and is expected to be recognized over a weighted average period of 2.50 years.

Warrants

A summary of warrant activity for the nine months ended September 30, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	131,250	$10.00	5.2	$-
Granted	231,250	7.41
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding – September 30, 2014	362,500	$8.34	4.8	$105,000

Exercisable – September 30, 2014	131,250	10.00	4.4	$-

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Unvested - December 31, 2013	-	$-
Granted	231,250	7.41
Vested	(231,250)	(1.87)
Forfeited or Canceled	-	-
Unvested – September 30, 2014	-	$-

As discussed in Note 4, the Company granted 181,250 warrants to Mr. Proman as part of the Merger Consideration in connection with the acquisition of NAPW. These warrants had a fair value of $294,342. In addition, the Company granted 50,000 warrants to Aegis for financial advisory services rendered in connection with the NAPW acquisition. These warrants had a fair value of $138,768.

The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.82%
Expected dividend yield	0.00%
Expected volatility	41.5%
Expected term	5 years

The warrants are fully vested, are exercisable one year from the date of grant and have a five year term. Of the warrants granted, 100,000 are exercisable at an exercise price of $4.00 per share and 131,250 warrants are exercisable at an exercise price of $10.00 per share. The Company included the fair value of the warrants granted to Mr. Proman of $294,342 as part of the consideration paid in connection with the acquisition of NAPW. The fair value of the warrants granted to Aegis Capital of $138,768 has been recorded as acquisition related costs in the accompanying condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2014.

12. Customer Concentration

The Company’s revenues were historically highly dependent on two customers: LinkedIn and the Apollo Group. The Company anticipates that the end of its reseller relationship with LinkedIn and the Apollo Group will materially and adversely affect the Company’s business, operating results and financial condition. As discussed below, our agreement with LinkedIn terminated on March 29, 2014 and our agreement with the Apollo Group terminated on October 9, 2014.

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Three Months Ended		Percentage of Revenue During the Nine Months Ended		Percentage of Accounts Receivable at
	September 30,		September 30,		September 30,	December 31,
	2014	2013	2014	2013	2014	2013
LinkedIn	0%	51%	13%	52%	12%	41%
Apollo	22%	36%	27%	38%	23%	19%

Recruitment Revenue

On November 12, 2012, we entered into a diversity recruitment partnership agreement with LinkedIn, which became effective on January 1, 2013 and terminated on March 29, 2014. Pursuant to our agreement, LinkedIn could resell diversity-based job postings to its customers, as well as recruitment advertising on our websites. Our agreement with LinkedIn provided that LinkedIn make fixed quarterly payments to us in the amount of $500,000 per quarter. The fixed quarterly payments were payable regardless of sales volumes or any other performance metric. Under the LinkedIn agreement, we also could have earned commissions for sales of our services by LinkedIn in excess of certain thresholds. As a result of the termination of the agreement, LinkedIn is no longer a reseller of our products or services and we no longer receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn. Also, as part of the termination agreement, we no longer have post termination restrictions on our ability to sell any employers our diversity recruitment services. Additionally, as part of our termination with LinkedIn, we will provide ongoing job postings and reporting for those employers to whom LinkedIn sold our diversity recruitment services. We are not restricted from entering into a direct recruitment relationship with those companies that are using our products and services via the LinkedIn reseller agreement. We did not earn a commission from LinkedIn during the three and nine months ended September 30, 2014 and 2013. Our revenue derived from the LinkedIn contract during the three months ended September 30, 2014 and 2013 was $0 and $500,000, respectively, and $494,444 and $1,500,000 for the nine months ended September 30, 2014 and 2013, respectively.

On September 30, 2013, the Company enhanced its diversity recruitment offerings by acquiring Personnel Strategies, Inc. (“PSI”), a company that had been operating diversity focused job fairs throughout the United States for over 20 years.  PSI is now being operated as the events division of the Company, creating networking events that assist corporations in their compliance initiatives, while providing diverse professionals with face-to-face time with corporate recruiters. Revenue from the events business was $236,295 and $0 for the three months ended September 30, 2014 and 2013, respectively, and $481,426 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

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

The first licensing agreement (“First Agreement”) allows the Company to sell the products to customers in the private sector, corporate and enterprise online jobs posting and e-recruiting markets. The First Agreement specifically excludes sales to SAP AG and Monster Worldwide, Inc. The First Agreement gives the Company exclusive rights to sell within the United States for the first twelve months and on a non-exclusive basis thereafter. The Company paid AudioEye, Inc. a license fee of $225,000 for the license and agreed to pay a royalty fee of 12% of revenue generated from the sales and/or licensing of the Audio Internet product. The $225,000 license fee has been recorded as prepaid license fee in the accompanying condensed consolidated balance sheet at September 30, 2014 and is being amortized over the twelve month term of the First Agreement.

The second licensing agreement (“Second Agreement”) allows the Company to sell the products to customers that are Federal, State or local governmental entities (excluding SAP AG and Monster Worldwide, Inc.) within the United States on an exclusive basis for the first twelve months and a non-exclusive basis thereafter. The Company paid AudioEye, Inc. a license fee of $225,000 for the license and agreed to pay a royalty fee of 12% of revenue generated from the sales and/or licensing of the Audio Internet product. The $225,000 license fee has been recorded as prepaid license fee in the accompanying condensed consolidated balance sheet at September 30, 2014 and is being amortized over the twelve month term of the Second Agreement.

In addition the Company entered into a two year Sales Representation Agreement with AudioEye, Inc. which designates the Company as the exclusive agent of the product within the markets for twelve months and a non-exclusive agent thereafter. AudioEye, Inc. paid the Company a non-refundable service fee of $450,000 for marketing and sales services and agreed to pay a commission of 25% of gross service and support fees billed to the end users by AudioEye, Inc. The $450,000 payment from AudioEye, Inc. has been recorded as customer deposits in the accompanying condensed consolidated balance sheet at September 30, 2014 and is being amortized over the twelve month term of the Sales Representation Agreement.

Consumer Advertising and Consumer Marketing Solutions Revenue

On September 9, 2014, the Company received written notice from Apollo Group of Apollo Group’s voluntary termination without cause of the Apollo Agreement., effective October 9, 2014.

The Apollo Agreement provided that Apollo Group pay a fixed monthly fee of $116,667 for the following services provided by the Company to Apollo Group: (1) access to the hosted service for University of Phoenix students and alumni; (2) reports on a daily, weekly or as otherwise requested basis by Apollo Group; and (3) supporting services, including technical support for the hosted service, or as requested by Apollo Group. The services that the Company provided to Apollo Group were unique to that relationship and are not core to the Company’s membership success mission. The Company will not incur or pay any early termination penalties in connection with the termination of the Apollo Agreement. During the entire term of the Apollo Agreement, the Company was never notified of a default or a violation of its service level agreements. The Company recognized revenue under this agreement in the amount of $350,000 during the three months ended September 30, 2014 and 2013 and $1,050,000 during the nine months ended September 30, 2014 and 2013.

13. Segment Information

Since the Merger with NAPW on September 24, 2014, the Company operates in two segments: (i) PDN Network and (2) NAPW Network, which are based on its business activities and organization. The operating segments are segments of the Company for which separate discrete financial information is available and for which operating results are evaluated regularly by the chief operating decision makers, made up of the Company’s executive management team, in deciding how to allocate resources, as well as in assessing performance.  The Company evaluates the performance of its operating segments primarily based on revenues and operating income or loss from operations. The PDN Network segment consists of online professional networking communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent. The NAPW Network consists of the women-only professional networking organization dedicated to helping its members develop their professional networks, further their education and skills and promote their businesses and career accomplishments.

The following tables present key financial information of the Company’s reportable segments as of and for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	PDN Network	NAPW Network	Consolidated	PDN Network	NAPW Network	Consolidated

Recruitment services	$712,728	$-	$712,728	$2,114,178	$-	$2,114,178
Consumer advertising and consumer marketing solutions revenue	448,860	-	448,860	1,317,351	-	1,317,351
Membership fees and related services	-	402,397	402,397	-	402,397	402,397
Product sales and other revenue	-	11,395	11,395	-	11,395	11,395
Total revenues	1,161,588	413,792	1,575,380	3,431,529	413,792	3,845,321
(Loss) income from operations	(610,633)	27,861	(582,772)	(1,954,713)	27,861	(1,926,852)
Depreciation and amortization	89,816	40,249	130,065	274,370	40,249	314,619
Income tax (benefit) expense	(628,876)	11,159	(617,717)	(1,141,465)	11,159	(1,130,306)
Capital expenditures	1,703	-	1,703	13,300	-	13,300
Net (loss) income	(957,353)	16,326	(941,027)	(1,708,056)	16,326	(1,691,730)

	At September 30, 2014
Goodwill	$735,328	$44,617,688	$45,353,016
Intangible assets, net	90,400	14,338,342	14,428,742
Total assets	14,021,170	63,349,113	77,370,283

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report. This section and other parts of this Quarterly Report on Form 10-Q (this “Quarterly Report”) contain forward-looking statements within the meaning of Section 27A of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our future results of operations and financial position, business strategy and plans and our objectives for future operations. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Such risks and uncertainties include, among others, those discussed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as filed with the SEC on March 27, 2014, as well as in our condensed financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the Securities and Exchange Commission, or the SEC. These factors could cause actual results to differ materially from the results anticipated by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements in this Quarterly Report speak only as of the date they were made. We do not intend, and undertake no obligation, to update any of our forward-looking statements to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless we specify otherwise, all references in this Quarterly Report to “we,” “our,” “us” and the “Company” refer to Professional Diversity Network, LLC d/b/a iHispano.com prior to the consummation of our reorganization (from an Illinois limited liability company into a Delaware corporation) on March 5, 2013, and Professional Diversity Network, Inc. after our reorganization.

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

Overview

The Company is both the operator of the Professional Diversity Network (the “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The NAPW Network became part of the Company on September 24, 2014 upon the closing of the Company’s previously announced merger transaction with NAPW Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), NAPW, Inc., a New York corporation (“Old NAPW”), and Matthew B. Proman, the sole shareholder of Old NAPW (“Proman”), pursuant to an Agreement and Plan of Merger, dated as of July 11, 2014 (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, on the Closing Date, Old NAPW merged with and into Merger Sub (the “Merger”). As a result of the Merger, the separate corporate existence of Old NAPW ceased and Merger Sub continues as the surviving corporation, a wholly-owned subsidiary of the Company and was renamed “NAPW, Inc.”

The NAPW Network.  The NAPW Network is a for-profit membership organization for professional women that the Company believes, with approximately 600,000 members, is the most prominent women-only professional networking organization in the United States. Members of the NAPW Network enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments. We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at hundreds of local chapters across the United States. Through the NAPW Network website, members are able to create, manage and share their professional identity online, build and engage with their professional network and promote themselves and their businesses. In addition to online networking, NAPW Network members can participate in a number of local events held across the United States, including monthly chapter meetings, business expos, charitable events and other events developed specifically to facilitate face-to-face networking with other professional women. NAPW has historically sponsored, and the Company expects to continue to sponsor, a National Networking Conference hosted by Star Jones, the Company’s President, that provides participants the opportunity to network with other members, hear presentations from keynote speakers and participate in break-out sessions.

NAPW Network members can also promote their career achievements and their businesses through placement on the NAPW Network website’s home page, in proprietary press releases, in the online Member Marketplace and in monthly newsletter publications. In addition to networking and promotional opportunities, NAPW Network members are also provided with the ability to further develop their skills and expand their knowledge base through monthly newsletters, online and in-person seminars, webinars and certification courses.  NAPW Network Members are also provided exclusive discounts on third-party products and services through partnerships with valuable brands that include Lenovo personal computers and GEICO insurance.

The PDN Network.  The PDN Network operated by the Company consists of online professional networking communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent. Our networking communities harness our relationship recruitment methodology to facilitate and empower professional networking within common affinities. We believe that those within a common affinity often are more aggressive in helping others within their affinity progress professionally. The Company operates these relationship recruitment affinity groups within the following sectors: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Student and Graduates seeking to transition from education to career. Our online platform provides employers a means to identify and acquire diverse talent and assist them with their efforts to comply with the Equal Employment Opportunity-Office of Federal Contract Compliance Program (“OFCCP”).

As of September 30, 2014, the Company had approximately 3,211,000 PDN Network registered users. We expect that continued membership growth of the PDN Network will enable us to further develop our menu of online professional diversity networking and career placement solutions. Additionally, the Company has established systems to distribute jobs in an OFCCP compliant manner to career agencies, including those of state and local governments. During the nine months ended September 30, 2014, the PDN Network added over 565,000 PDN Network registered users representing an increase of total registered users of 21.4% from December 31, 2013.

We currently provide registered PDN Network users with access to our websites at no cost, a strategy which we believe will allow us to continue to grow our membership base and promote high levels of member engagement for the mutual benefit of members and employers.

The Company continues to expand its relationships with key strategic alliances that we believe are valuable to our core clients. The Company currently maintains relationships with the following key strategic allies: the National Black MBA Association, National Urban League, the National Association for the Advancement of Colored People, VetJobs, DisabledPersons.com, a leading not-for-profit organization serving employment needs of people with disabilities, National Able Veterans Exchange, Leave No Veteran Behind, ALPFA, an organization dedicated to building Latino business leaders, Latino(a)s in Tech Innovation & Social Media, Illinois Hispanic Nursing Association, Women in Biology, Black Sales Journal, Ebony Magazine and numerous others. New marquis partnerships have been entered into with the National Association of African Americans in Human Resources, The Grio and the National Association of Women MBAs. The Company considers its partner alliances to be a key value to its clients because it enables the Company to expand its job distribution and outreach efforts.

Complimentary and Mutually Beneficial Combination of the NAPW Network and the PDN Network

The PDN Network provides NAPW Network members with direct access to employers seeking to hire professional women at a high level of connectivity and efficiency. The Merger enables the Company to match members with our employment partners, and then converse with the member to confirm such member’s desire to take the position we matched them to, confirm such member is qualified for the position and directly notify the employer about a member that we have qualified and confirmed has competed an application within the employer’s recruitment system. The PDN Network’s Diversity Source and Qualify (“DSQ”) product delivers enhanced membership value to those members seeking to reenter the workforce or to upgrade their professional employment condition. This benefit comes at no additional costs to members, reinforcing the membership value proposition and creating long-term value. In additional to DSQ, Professional Diversity Network provides alternative values to members who are employed or are seeking employment, including, but not limited to, our resume optimizing services, our semantic search job alerts and a new professional networking platform based upon PDN’s award winning core networking technology, which platform is expected to be available in December of 2014.

For those members who are self-employed, the PDN Network is launching a “NAPW Certified Women-Owned Business” program that will include an online marketplace for companies to source services from an NAPW Certified Women-Owned Business.

In 2015, NAPW expects to host 18 networking events around the nation, all in major markets, like New York, Boston, Washington, DC, Chicago and Los Angeles. These events will leverage the existing PDN events platform from which we will have conducted over 20 career-networking events in 2014 by the end of the year. Because the PDN networking career events are already being conducted, we have the ability to add an additional event for NAPW at the same venue, one hour after the PDN event ends, at a substantially lower cost than hosting a stand-alone NAPW event. Employers who sponsor the PDN career networking events will have the opportunity to participate in the NAPW event and meet with members to discuss employment opportunities in what we believe is an inviting and upscale networking environment. We believe that providing the opportunity for NAPW members to meet, outside of the monthly local chapter events and the single national event NAPW hosts, will add additional value to all NAPW members. That is, instead of attending one national event in New York, as was the case in 2014, in 2015 NAPW Network members will be able to attend any or all of our 18 PDN Network events, at no additional cost, and non-members may attend one event per year at a cost of $60 to $400, depending on the event.

Collectively, these PDN products and services are being deployed to provide enhanced value to the NAPW membership experience, which we believe will be an important component in increasing both the number of new memberships and renewals of existing memberships.

In a similar manner, NAPW provides PDN with an enhanced value proposition to our corporate recruitment business partners by providing a unique talent source of engaged and professional women. The same DSQ service that creates value for members by matching them with employers in a high touch manner provides employers with a very desirable candidate in an efficient, resourced and qualified manner. Furthermore, by adding NAPW events after PDN Career Networking Conferences, PDN will have opportunities to market upgrades to the exhibiters who recruit at the PDN events that will allow such exhibiters to participate in the NAPW membership networking event and meet members who may be potential employees for their companies. Exhibiters will be able to receive more exposure to more candidates because of the fact that the NAPW Networking Event will be held after PDN’s Career Networking Conference.

Revenue. The Company realized $1,161,588 in total revenue from the PDN Network during the three month period ended September 30, 2014, compared to $979,289 in the same prior year period, representing an increase of 18.6%, attributable primarily to an increase of $345,197 in revenue from direct sales and $236,295 of event revenue, offset by a decrease of $500,000 in our LinkedIn revenue (see below). The sales and marketing team, launched last year at Professional Diversity Network, is executing its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced early adoption of our OFCCP compliance product services by a number of customers. By combining diversity recruitment advertising with job postings and compliance services, the Company is able to deliver a valuable, cost effective and comprehensive solution for businesses subject to OFCCP compliance.

We generate revenue from our PDN Network through numerous sources all of which involve recruitment services. We offer job postings, recruitment advertising, semantic search technology, career and networking events. We also license our recruitment technology platform. We currently have over 500 companies utilizing our products and services, either directly or through our legacy LinkedIn reseller agreement. For the nine months ended September 30, 2014, approximately 4.6% of our revenue was transacted online via ecommerce through our proprietary properties and those of our partners. The majority of our PDN Network direct sales are consummated via direct interaction with our diversity recruitment sales professionals.

The NAPW Network realized $413,792 in total revenue for the six days during the period ended September 30, 2014 that the NAPW Network was part of the Company’s business. We generate revenue from the NAPW Network through membership subscriptions, the sale of press releases and an annual registry publication. Members pay their annual fees at the commencement of their membership period and benefits become available immediately; however, the revenue is recognized ratably over the 12 month membership period. Membership subscriptions represented approximately 97% of NAPW’s revenue for the three and nine months ended September 30, 2014. The Company anticipates that in future periods, the revenue generated from the NAPW Network will be substantially greater than revenue generated from the PDN Network, and will be material to the Company’s financial condition and results of operations.

Our primary strategy to increase revenues from the NAPW Network is to expand the NAPW Network’s base and create a robust database of information about its key demographic – professional women. We believe that we can do so through the deployment of capital into (i) the NAPW Network’s existing member acquisition model, (ii) testing new methods of member acquisition, (iii) key member retention initiatives, (iv) the refinement of existing, and development of additional, NAPW Network member benefits and (iv) our information collection and technology infrastructure.

The Company’s revenues from the PDN Network were historically highly dependent on two customers: LinkedIn and Apollo Education Group, Inc. (“Apollo Group”). These two customers accounted for 40%, or approximately $1,544,000, of total gross revenues, with LinkedIn representing 13% and Apollo Group representing 27% of total gross revenues for the nine months ended September 30, 2014. The end of the Company’s reseller relationship with LinkedIn during the first quarter of 2014, under which LinkedIn previously paid fixed quarterly payments of $500,000 to the Company, has materially and adversely affected the Company’s business, operating results and financial condition. During the third quarter of 2014, Apollo Group, the parent company of the University of Phoenix, delivered written notice to the Company of Apollo Group’s voluntary termination without cause of the Master Services Agreement, dated October 1, 2012 (the “Apollo Agreement”), between the Company and Apollo Group. The termination took effect on October 9, 2014. The Apollo Agreement would have otherwise expired by its terms on February 28, 2015.

The Apollo Agreement provided that Apollo Group paid a fixed monthly fee of $116,667 for the following services provided by the Company to Apollo Group: (1) access to the hosted service for University of Phoenix students and alumni; (2) reports on a daily, weekly or as otherwise requested basis by Apollo Group; and (3) supporting services, including technical support for the hosted service, or as requested by Apollo Group. The services that the Company provided to Apollo Group were unique to that relationship and are not core to the Company’s membership success mission. The termination of the Apollo Agreement is freeing up valuable resources of the Company that will allow it to develop the new networking platform the Company is building for the NAPW Network.

The majority of revenue generated by the PDN Network comes from job recruitment advertising. For the three and nine months ended September 30, 2014, approximately 45% and 55% of our aggregate revenue was generated from recruitment advertising, respectively.

The Company’s strategy for the PDN Network is to continue to diversify its customer base and thus its sources of revenue. Our sales and marketing team, newly launched last year, is experiencing meaningful growth in its ability to transact business. As of September 30, 2014, the Company has developed a team of 22 sales and marketing professionals. Revenue recognized from direct sales of all services and events to businesses (exclusive of revenue from LinkedIn and Apollo) was approximately $811,588 and $1,887,085 for the three and nine months ended September 30, 2014, respectively, compared to $129,288 and $286,972 for the three and nine months ended September 30, 2013, respectively, representing an increase of 528% and 558%, respectively.

While we recognize revenue in our financial statements ratably as earned over the lives of the respective contracts we enter into, internally we track gross bookings for services we originate through our direct sales force on a quarterly basis strictly as our performance measurement. Although direct bookings are non-bindng and the revenue derived from such bookings are not recorded in earnings until all of the revenue recognition criteria are met, we consider direct bookings to be a key performance indicator of where we stand against our strategic plan. Direct bookings during the third quarter of 2014 for all services and events were $846,202 (including $197,783 of direct bookings from our events division but excluding Apollo and LinkedIn), compared to $194,296 in the third quarter of 2013, representing an increase of 336%.

Acquisitions

Part of our growth plan is to acquire companies that we believe add to and/or expand our service offerings.

As discussed above, on September 24, 2014, we completed our Merger with Old NAPW, resulting in our acquisition of the NAPW Network business. At the effective time of the Merger, all shares of Old NAPW common stock issued and outstanding immediately prior to the effective time of the Merger were converted into and became the right to receive 5,110,975 shares of common stock, par value $0.01 per share (“Common Stock”), of the Company, which were issued to Matthew Proman (“Proman”) as sole shareholder of NAPW. In addition, pursuant to separate subscription agreements, 959,096 shares of Common Stock were issued to Star Jones, then Old NAPW’s President and National Spokeswoman, and 239,774 shares were issued to Christopher Wesser, then Old NAPW’s General Counsel. Also, at the effective time of the Merger, the Company, as additional consideration, paid to Proman, in cash, $3,555,000 and issued to Proman (i) a promissory note in the original principal amount of $445,000, (ii) an option to purchase 183,000 shares of the Company’s Common Stock at a price of $3.45 per share, (iii) a warrant to purchase 50,000 shares of the Company’s Common Stock at a price of $4.00 per share and (iv) a warrant to purchase 131,250 shares of the Company’s Common Stock at a price of $10.00 per share.

In connection with the Merger, we also paid Aegis Capital Corp. (“Aegis”), our financial advisor, a fee of $100,000 for rendering and delivering its fairness opinion to the Board. We also paid Aegis a fee of $373,791 on the Closing Date as consideration for providing financial advisory services to the Company in connection with the Merger and issued to affiliates of Aegis a warrant to purchase 50,000 shares of the Company’s Common Stock (the “Aegis Warrant”). The Aegis Warrant entitles such Aegis affiliates to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $4.00 per share. We also incurred other transaction fees and expenses in connection with the Merger, including, without limitation, fees for legal and accounting services.

Seasonality

Our quarterly operating results are affected by the seasonality of employers’ businesses. Historically, demand for employment hiring is lower during the first quarter and second quarters of the year and increases during the third and fourth quarters. However, while NAPW sales have slight seasonal variations, generally sales have been slightly slower during summer months and during periods near holidays like Thanksgiving, Christmas and New Year’s Eve and New Year’s Day, the variations are far less significant than those of PDN’s recruitment business. Because NAPW is estimated to generate the majority of revenue for the Company in the foreseeable future, the seasonality of the PDN business will be less significant going forward than in previous quarters.

Costs and Expenses

We maintained a relatively consistent level of expenditures on sales and marketing as a percentage of revenue during the three months ended September 30, 2014 of approximately 63%, compared to approximately 62% for the three months ended September 30, 2013. This is primarily attributable to our investment in building a sales and marketing group that can deliver long-term success. During the three months ended September 30, 2014, the Company also continued its previously initiated plan to terminate the employment of certain members of the sales team and replace them with sales executives experienced in online recruitment. The Company believes that it will benefit from these new team members in the coming months and years. In connection with the termination of the LinkedIn agreement effective March 29, 2014, the Company now has the freedom to sell those 1,000 accounts formerly restricted by the LinkedIn agreement. The Company maintains a business relationship with LinkedIn with respect to certain LinkedIn clients that utilize the Company’s OFCCP compliance services.

We believe there are more than 10,000 companies that are potential business partners of the PDN Network. We also believe that our year over year bookings growth of over 336% for the third quarter of 2014 via our direct sales model, while not necessarily indicative of future results, does indicate that our investment in our new sales and marketing team is beginning to have a positive impact on the Company. Building a new team takes time and resources and we believe that our investment in this team now will enable us to diversify our client base, increase our revenue and create value for our shareholders. We feel that the size of the current team is sufficient to grow our direct sales revenues significantly, without further substantial investments in sales personnel.

Results of Operations

The following tables set forth our results of operations for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2014	2013	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$713	$602	$111	18.5%
Consumer advertising and consumer marketing solutions revenue	449	378	71	18.8%
Membership fees and related services	402	0	402	100.0%
Product sales and other revenue	11	0	11	100.0%
Total revenues	1,575	980	595	60.9%

Costs and expenses:
Cost of services	388	235	153	64.9%
Sales and marketing	992	607	385	63.5%
General and administrative	648	530	118	22.4%
Depreciation and amortization	130	66	64	95.8%
Gain on sale of property and equipment	0	1	(1)	(100.0%)
Total costs and expenses	2,158	1,439	719	50.0%
Loss from operations	(583)	(459)	(124)	26.9%

Other income (expense), net	(941)	(2)	(939)	48856.1%
Change in fair value of warrant liability	(35)	4	(39)	(875.3%)
Income tax benefit	(618)	(185)	(433)	233.2%
Net loss	$(941)	$(272)	$(669)	246.6%

	Nine Months Ended
	September 30,		Change	Change
	2014	2013	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$2,114	$1,693	$421	24.9%
Consumer advertising and consumer marketing solutions revenue	1,317	1,183	134	11.4%
Membership fees and related services	402	0	402	100.0%
Product sales and other revenue	11	0	11	100.0%
Total revenues	3,844	2,876	968	33.7%

Costs and expenses:
Cost of services	1,150	722	428	59.4%
Sales and marketing	2,551	1,638	913	55.7%
General and administrative	1,756	1,478	278	18.8%
Depreciation and amortization	315	182	133	72.5%
Gain on sale of property and equipment	0	(4)	4	(100.0%)
Total costs and expenses	5,772	4,016	1,756	43.7%
Loss from operations	(1,928)	(1,140)	(788)	69.0%

Other income (expense), net	(874)	(143)	(731)	512.6%
Change in fair value of warrant liability	(21)	316	(337)	(106.7%)
Income tax (benefit) expense	(1,130)	(81)	(1,049)	1302.9%
Net loss	$(1,693)	$(886)	$(807)	90.8%

Revenue

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Percentage of revenue by product:
Recruitment services	45%	61%	55%	59%
Consumer advertising and consumer marketing solutions revenue	28%	39%	34%	41%
Membership fees and related services	26%	0%	10%	0%
Product sales and other revenue	1%	0%	0%	0%

Total recruitment services revenue increased 18.5% and 24.9% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in the prior year. Revenue from our recruitment solutions includes $0 and $500,000 for the three months ended September 30, 2014 and 2013, respectively, and $494,000 and $1,500,000 for the nine months ended September 30, 2014 and 2013, respectively, pursuant to our LinkedIn agreement, which expired on March 29, 2014. In September 2013, we purchased the assets of Personnel Strategies, Inc. (“PSI”). PSI had been operating diversity focused job fairs throughout the United States for over 20 years and is now being operated as the events division of the Company. Revenues for the three and nine months ended September 30, 2014 includes $236,000 and $481,000, respectively, of revenues generated from our events division. Additionally, during the three months ended September 30, 2014 and 2013, we recognized $430,000 and $85,000, respectively, of revenues related to direct sales of our recruitment services. During the nine months ended September 30, 2014 and 2013, we recognized $961,000 and $154,000, respectively, of revenues related to direct sales of our recruitment services. The increase in direct sales is primarily attributable to the successful execution by our sales and marketing team, of its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced early adoption of our OFCCP compliance product services by a number of customers. Additionally, direct sales of our recruitment services were positively impacted as a result of our termination agreement with LinkedIn, since we no longer have post termination restrictions on our ability to sell any employers our diversity recruitment services and we are not restricted from entering into a direct recruitment relationship with those companies that are using our products and services via the LinkedIn reseller agreement.

Revenue from our consumer advertising and consumer marketing solutions was $449,000 and $1,317,000 for the three and nine months ended September 30, 2014, respectively, compared to $378,000 and $1,183,000 for the three and nine months ended September 30, 2013. The year over year increase was primarily the result of an increase in partner sales, which amounted to $99,000 and $267,000 for the three and nine months ended September 30, 2014, compared to $28,000 and $94,000 for the three and nine months ended September 30, 2013, resulting from the addition of new partners. The revenue from the Apollo Agreement, which consists of a fixed monthly fee of $116,667, remained the same, however as discussed above, on September 9, 2014, Apollo Group delivered written notice to the Company of Apollo Group’s voluntary termination without cause of the Apollo Agreement. The termination took effect October 9, 2014. The Apollo Agreement would have otherwise expired by its terms on February 28, 2015.

As noted above, the Company anticipates that in future periods, the revenue generated from the NAPW Network will be greater than revenue generated from the PDN Network, and will be material to the Company’s financial condition and results of operations. The Company began investing in sales opportunities and membership benefit services after the close of the Merger on September 24, 2014. We anticipate that these investments, which are a combination of investments that leverage PDN’s technology and enhance membership services and support and our consistent, continuing investments in lead generation, will result in an increase in both membership sales in the near, mid and long term as well as an increase in renewals in the mid and long term.

Operating Expenses

Cost of services expense: Cost of services expense increased $153,000 and $429,000 during the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The increase in cost of services for the three and nine months ended September 30, 2014 was mainly due to $141,000 and $357,000, respectively, of direct costs incurred in connection with our events division and a $2,000 decrease and $19,000 increase in revenue sharing expenses during the three and nine months ended September 30, 2014, respectively.

Sales and marketing expense: Sales and marketing expense for the three months ended September 30, 2014 was $992,000, an increase of $385,000, or 63.5%, compared to $607,000 for the three months ended September 30, 2013. Sales and marketing expense for the nine months ended September 30, 2014 was $2,551,000, an increase of $913,000, or 55.7%, compared to $1,638,000 for the nine months ended September 30, 2013. The increase primarily consisted of an increase of $178,000 and $707,000 for the three and nine months ended September 30, 2014, respectively, in sales and marketing salaries, commissions and benefits.

General and administrative expense: General and administrative expenses increased $118,000 and $278,000 during the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, primarily due to (1) an increase in certain public company expenses, such as directors and officers insurance, investor relations, filing fees, franchise tax fees and registration fees, of $32,000 and $169,000 for the three and nine months ended September 30, 2014, respectively, and (2) stock based compensation expense of $50,000 incurred in connection with the granting of stock options to certain members of management and employees. Additionally, in connection with the acquisition of PSI, we committed to pay the former chief executive officer a minimum additional $100,000 on each of September 30, 2014 and 2015, contingent upon his continued employment with us and divisional results on each of those respective dates. We recorded an expense of $25,000 and $75,000 related to these contingent liabilities during the three and nine months ended September 30, 2014, respectively. The increase was offset by a decrease in professional fees, not related to the acquisition of NAPW, of $53,000 and $129,000 for the three and nine months ended September 30, 2014, respectively. As of the date of this report, the Company has identified approximately $3.2 million in annual expenses from the combined companies, the vast majority of which came from costs expected to be eliminated from the NAPW Network’s business. The Company does not believe any of the expense reductions will have an adverse effect upon the Company’s revenues or long term viability.

Depreciation and amortization expense: Depreciation and amortization expense increased $64,000 and $132,000 during the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013. The increase was primarily due to a $59,000 and $126,000 increase in amortization expense for the three and nine months ended September 30, 2014, respectively, due to the amortization of the intangible assets acquired from NAPW, the additions to capitalized software relating to web product platform to support emerging technologies and to the acquired software technology from CareerImp Inc. in June 2013.

Other Income (Expenses)

Other income for the three and nine months ended September 30, 2014 mainly consists of interest earned on our short-term investments. Interest expense for the nine months ended September 30, 2013 is primarily attributable to the retirement of debt previously owed to certain shareholders of the Company that was exchanged for shares of our common stock upon our reorganization on March 4, 2013.  Acquisition related costs for the three months ended September 30, 2014 were for professional services and fees directly related to our merger with NAPW.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. We recorded a non-cash loss of $35,000 and $21,000, during the three and nine months ended September 30, 2014, respectively, and non-cash gains of $4,000 and $316,000 during the three and nine months ended September 30, 2013, respectively, related to changes in the fair value of our warrant liability liabilities. The change in the fair value of our warrant liability was primarily the result of changes in our stock price.

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

This change in tax status to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the IPO. This resulted in a net deferred tax benefit of $1,130,306 and $80,570 being recognized and included in the tax provision for the nine months ended September 30, 2014 and 2013, respectively. The tax benefit was determined using an effective tax rate of 40.6% for the nine months ended September 30, 2014 and for the period from March 4, 2013 (the date on which the tax status changed to a C Corporation) to September 30, 2013.

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

Our more significant accounting policies can be found in Note 3 of our unaudited condensed consolidated financial statements found elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 27, 2014. There have been no material changes to our critical accounting policies and estimates during the period covered by this report, other than as disclosed in Note 3, “Business Combinations,” “Goodwill and Intangible Assets,” “Incremental Direct Costs,” and “Revenue Recognition” due to the acquisition of NAPW.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2014 and 2013, respectively, and is intended to supplement the more detailed discussion that follows:

	September 30,
	2014	2013
	(in thousands)

Cash and cash equivalents	$1,822	$19,808
Short-term investments	9,238	-
Working capital (deficiency)	(3,664)	19,401

Our principal sources of liquidity are our cash and cash equivalents, short-term investments and the net proceeds from our initial public offering. Our payment terms for PDN customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. We collect NAPW membership fees generally at the commencement of their membership term or at renewal periods thereafter. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

In March 2013, we received an approximately $18.1 million cash infusion in connection with the completion of our IPO.

Under our business agreement with LinkedIn, LinkedIn made fixed quarterly payments to us in the amount of $500,000 per quarter and paid us commissions for sales of our services in excess of certain thresholds. The agreement with LinkedIn terminated on March 29, 2014 and, as a result, LinkedIn is no longer a reseller of the Company’s products or services and the Company will not receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn. Accordingly, the termination of our agreement with LinkedIn has had a material impact on revenue and operating cash flow in the near term. However, as of March 30, 2014, we are now permitted to market and sell our products to any company, including those 1,000 companies on LinkedIn’s restricted account list because as part of our termination arrangement with LinkedIn, the restricted account list will no longer apply. The Company has implemented a plan to actively engage with the 1,000 companies that were formerly restricted from us by agreement with LinkedIn. In addition we will also be marketing to customers that had purchased our products through contracts with LinkedIn with the intent of renewing those contracts directly as they expire over the coming 12 months. We feel that our existing salesforce has the capacity to service the additional potential customers we will target as a result of the termination of the LinkedIn agreement.

Under our business agreement with Apollo Group, Apollo Group made fixed monthly payments to us in the amount of $116,667 for the following services we provided to Apollo Group: (1) access to the hosted service for University of Phoenix students and alumni; (2) reports on a daily, weekly or as otherwise requested basis by Apollo Group; and (3) supporting services, including technical support for the hosted service, or as requested by Apollo Group. The agreement with Apollo terminated on October 9, 2014 and, as a result, the Company will no longer receive the fixed monthly payments of $116,667.

The Merger with NAPW resulted in a reduction in the amount of cash and short-term investments of the Company. The consideration for the Merger consisted of $ 3,555,000 paid by the Company in cash to the former sole shareholder of Old NAPW, fees of approximately $474,000 paid by the Company to the Company’s financial advisor, Aegis Capital Corp. and fees of approximately $349,000 paid by the Company to its legal and accounting advisors. The Company believes that it has more than adequate liquidity to meet its needs for the foreseeable future. Furthermore, we expect the Company to generate cash in 2015.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the next twelve months.

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(3,913)	$508
Investing activities	(12,971)	(363)
Financing activities	(31)	18,795
Net (decrease) increase in cash and cash equivalents	$(16,915)	$18,940

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 was $3,913,000. We had a net loss of $1,692,000, during the nine months ended September 30, 2014, which was offset by non-cash depreciation and amortization of $315,000, stock based compensation expense of $50,000, a deferred tax benefit of $1,130,000, the fair value of warrants issued in connection with our acquisition of NAPW of $139,000, the amortization of premiums paid on short-term investments of $45,000 and a decrease in the fair value of warrant liabilities of $21,000. Changes in working capital used $1,660,000 of cash during the nine months ended September 30, 2014.

The cash flow provided by operating activities during the nine months ended September 30, 2013 was primarily attributable to changes in our assets and liabilities, mainly consisting of a decrease in accounts receivable of $1,532,000. The decrease in accounts receivable was due to the collection of outstanding receivables. We had a net loss of $886,000 during the nine months ended September 30, 2013, which included non-cash interest and accretion added to our notes payable of $155,000, non-cash depreciation and amortization of $182,000, a non-cash deferred tax expense of $81,000 and a decrease in the fair value of a warrant liability of $316,000.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 was $12,971,000, consisting of $15,525,000 from the purchase of short-term investments, $3,550,000 paid as partial consideration for the acquisition of NAPW, $125,000 invested in developed technology and $13,300 in purchases of property and equipment, offset by $6,243,000 of proceeds from the sale and maturities of short-term investments.

Net cash used in investing activities for the nine months ended September 30, 2013 was $363,000, primarily consisting of $336,000 paid for the acquisition of technology and the assets of PSI, $243,000 invested in developed technology and $33,000 in purchases of property and equipment, offset by $242,000 of proceeds from the sale and maturities of short-term investments and $6,000 from the sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2014 was $31,000 which included $26,000 for the repurchase of Company stock and $5,000 for the payment of capital leases.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU, No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company adopted ASU 2013-11 effective January 1, 2014 and the adoption did not have an impact on the condensed consolidated financial statements but may have an impact in future periods.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s condensed consolidated financial statements and disclosures.

In August 2014, the FASB, issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During 2013 and into the first half of 2014, we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting that were identified during the year ended December 31, 2013. Specifically, the Company implemented new policies to segregate certain duties and enhance the overall internal control structure. Additional procedures were written supporting which functions employees with access to the general ledger system can access, which will provide additional internal control enhancements. In addition, we hired additional finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions and engaged a third party external financial reporting advisor with expertise in GAAP and SEC reporting regulations.

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

NAPW, Inc., the Company’s wholly-owned subsidiary and successor by merger to Old NAPW, is a defendant in the related cases of Constantino v. NAPW, Inc., No. 0000074/2013 (Sup. Ct., Nassau Co.), filed in the County Court for Nassau County, New York, and DeLisi, et al. v. NAPW, Inc., No. 2:13-CV-05322 (E.D.N.Y.), filed in federal court for the Eastern District of New York. These cases involve allegations made by four former employees of same sex sexual harassment by a female sales manager over a period of several years. Upon learning of these allegations, which came only after the employees involved were terminated for cause, Old NAPW engaged an independent investigator that conducted an investigation and returned a conclusion that the allegations were unfounded. Both cases are in the early stages of discovery. At this time, the Company does not have an estimate of the likelihood or the amount of any potential exposure. The outcome of these lawsuits is uncertain. The Company believes that the claims asserted in each suit are without merit and intends to defend itself vigorously against the claims.

ITEM 1A.	RISK FACTORS

Except as provided below, there are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The eventual public resale by the former sole shareholder of Old NAPW and certain executive officers of Old NAPW of the Company’s common stock received in the Merger could have a negative effect on the trading price of the Company’s common stock following completion of the Merger.

In the Merger, we issued 6,309,845 shares of the Company’s common stock to the sole shareholder of Old NAPW and certain executive officers of Old NAPW. None of these shares were registered under the Securities Act of 1933, and they will only be able to be resold pursuant to a separate registration statement or an applicable exemption from registration (under both federal and state securities laws). The shares are subject to contractual restrictions under the terms of a registration rights agreement, including a restriction that prohibits the recipients of the shares from selling the shares during the twelve-month period following the closing of the Merger. However, the terms of the registration rights agreement provide that the Company, not later than nine months following the closing of the Merger, must file a shelf registration statement on Form S-3 with the SEC with respect to such shares, which registration statement the Company shall keep effective for the earlier of three years thereafter or until each recipient of shares in the Merger has sold all of his or her shares. If all or a substantial portion of these shares are resold into the public markets, such transactions may cause a decline in the trading price of our common stock.

The Company recorded goodwill and identifiable intangible assets that could become impaired and adversely affect its operating results.

Under GAAP, the Merger was accounted for under the acquisition method of accounting as a purchase by the Company of Old NAPW. Under the acquisition method of accounting, the total implied purchase price paid for Old NAPW in the Merger was allocated to Old NAPW’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Merger. The excess of the purchase price over those fair values was recorded as goodwill. The Merger has resulted in the creation of goodwill based upon the application of acquisition accounting. To the extent the value of goodwill or identifiable intangible assets become impaired, the Company may be required to incur material non-cash charges relating to such impairment. Such a potential impairment charge could have a material and adverse impact on the Company’s operating results.

The Company has continuing contractual obligations under the Merger, which will impact its business.

The Merger Agreement includes obligations of the Company and the former sole shareholder of Old NAPW that will continue following completion of the Merger. These obligations include indemnification obligations, which may entitle the Company to seek recovery from the former sole shareholder of Old NAPW for losses related to representations and pre-Merger actions or omissions of Old NAPW, or alternatively, may entitle the former sole shareholder of Old NAPW to seek recovery from the Company for losses related to representations and pre-Merger actions or omissions of the Company.

NAPW had a net loss in each of the first six months of 2014 and the years 2013 and 2012 and there can be no assurance that it will not experience a loss in the future, which would negatively the Company’s ability to achieve its business objectives.

There can be no assurance that the future operations of the NAPW Network as part of the combined company will result in net income to the Company. The failure of NAPW Network to increase its revenues or improve its gross margins will harm the business of the Company. The Company may not be able to achieve, sustain or increase profitability from the NAPW Network on a quarterly or annual basis in the future. If the business of the NAPW Network grows revenue more slowly than the Company anticipates, if its gross margins fail to improve or its operating expenses exceed the Company’s expectations, the Company’s operating results will suffer. The prices the Company will charge for NAPW Network membership and related services may decrease, which would reduce the Company’s revenues and harm its business. If the Company is unable to sell NAPW Network membership subscriptions at acceptable prices relative to the Company’s costs, or if the Company fails to develop and introduce on a timely basis new NAPW Network products and services for NAPW Network members from which the Company can derive additional revenues, the Company’s financial results will suffer.

Failure to successfully combine and integrate the PDN Network and NAPW Network businesses in the expected time frame may adversely affect the combined company’s future results.

The success of the combined company depends, in part, on the combined company’s ability to realize the anticipated benefits from combining the business of the PDN Network and the NAPW Network. To realize these anticipated benefits, the business of the NAPW Network must be successfully integrated and combined with the PDN Network. The PDN Network and the NAPW Network were previously operated by separate and independent companies, and the Company’s management now faces significant challenges in consolidating the functions of the two businesses and integrating both companies’ technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies and retaining key personnel. If the combined company is not successfully integrated, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the Merger may also disrupt the ongoing business of the PDN Network and NAPW Network and/or adversely affect relationships with employees, customers and others with whom each business has relationships.

If the Company does not continue to attract new members to the NAPW Network, or if existing NAPW Network members do not renew their subscriptions, renew at lower levels or on less favorable terms, or fail to purchase additional offerings, we may not achieve our revenue projections, and our operating results would be harmed.

In order to grow the NAPW Network, the Company must continually attract new members to the NAPW Network, sell additional product and service offerings to existing NAPW Network members and reduce the level of non-renewals. The Company’s ability to do so depends in large part on the success of the combined company’s sales and marketing efforts. The NAPW Network does not typically enter into long-term contracts with its members, and even when it does, the members can generally terminate their relationship with the network. Further, unlike companies with different business models, the nature of the NAPW Network’s product and service offerings is such that members may decide to terminate or not renew their agreements without causing significant disruptions to their own businesses.

The Company must demonstrate to NAPW Network members that the product and service offerings of the combined company provide them with access to an audience of one of the most influential, affluent and highly-educated women. However, potential members may not be familiar with our product and service offerings or may prefer other more traditional products and services for their professional advancement and networking needs. The rate at which the combined company expands the NAPW Network’s membership base or increase its members’ renewal rates may decline or fluctuate because of several factors, including the prices of product and service offerings, the prices of products and services offered by competitors or reductions in their professional advancement and networking spending levels due to macroeconomic or other factors and the efficacy and cost-effectiveness of our offerings. If the combined company does not attract new members to the NAPW Network or if NAPW Network members do not renew their agreements for the combined company’s product and service offerings, renew at lower levels or on less favorable terms or do not purchase additional offerings, our revenue may grow more slowly than expected or decline.

Matthew B. Proman and Star Jones possess specialized knowledge about the NAPW Network and the Company would be adversely impacted if either one were to become unavailable to the Company.

We believe that our ability to execute the business strategy of the combined company will depend to a significant extent upon the efforts and abilities of Matthew B. Proman, the Company’s Executive Vice President and Chief Operating Officer, and Star Jones, the Company’s President. Mr. Proman has knowledge regarding the direct mail marketing and business contacts that would be difficult to replace, and Ms. Jones, currently the “face” of the NAPW Network, provides significant leadership in the professional women’s networking space that no other officer of the Company possesses. Despite entering into new employment agreements with the Company effective at the closing of the Merger, if Mr. Proman or Ms. Jones were to become unavailable to us, our operations would be adversely affected. We have no insurance to compensate us for the loss of any our executive officers or key employees.

Our business depends on a strong and trusted NAPW Network brand, and any failure to maintain, protect and enhance that brand would hurt the Company’s ability to retain or expand the NAPW Network’s membership base, ability to increase the level of engagement of NAPW Network members and ability to attract and retain high-level employees.

The Company believes that Old NAPW developed a strong and trusted brand for the NAPW Network that we believe contributed significantly to the success of the NAPW Network prior to the Merger. The brand is predicated on the idea that professional women will trust it and find immense value in building and maintaining their professional identities and reputations on the NAPW Network platform. Maintaining, protecting and enhancing that brand is critical to expanding the NAPW Network’s base of members, and increasing their engagement with the product and services offerings of the combined company, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality offerings, which we may not do successfully in the future. Despite our efforts to protect the NAPW Network’s brand and prevent its misuse, if others misuse the brand or pass themselves off as being endorsed or affiliated with the NAPW Network, it could harm our reputation and our business could suffer. If NAPW Network members or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for the NAPW Network, or if they choose to blend their professional and social networking activities, the NAPW Network brand and the business of the combined company could be harmed. NAPW Network members could find that new product or service offerings that are introduced are difficult to use or may feel that they degrade their experience with the NAPW Network’s organization, which could harm the reputation of the NAPW Network and the Company for delivering high-quality offerings. The NAPW Network’s brand is also important in attracting and maintaining high performing employees. If we do not successfully maintain a strong and trusted brand for the NAPW Network, the business of the combined company could be harmed.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	November 14, 2014	By:	/s/ David Mecklenburger
Name: David Mecklenburger Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Professional Diversity Network, Inc., as amended
3.2	Amended and Restated By-laws of Professional Diversity Network, Inc., as amended
10.1
Registration Rights and Lock-Up Agreement among Professional Diversity Network, Inc., Matthew Proman, Star Jones and Christopher Wesser, dated as of September 24, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014

10.2
Promissory Note issued by Professional Diversity Network, Inc. to Matthew Proman in the principal amount of $445,000, dated as of September 24, 2014, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014

10.3*
Common Stock Purchase Warrant for the Purchase of 6,000 Shares of Common Stock of Professional Diversity Network, Inc. between David Bocchi and Professional Diversity Network, Inc., dated September 24, 2014, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014

10.4
Common Stock Purchase Warrant for the Purchase of 50,000 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and Professional Diversity Network, Inc., dated as of September 24, 2014, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014

10.5
Common Stock Purchase Warrant for the Purchase of 131,250 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and Professional Diversity Network, Inc., dated as of September 24, 2014, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014

10.6
Amended and Restated Employment Agreement between Professional Diversity Network, Inc. and James Kirsch, dated as of September 24, 2014, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014

10.7
Employment Agreement between Professional Diversity Network, Inc. and David Mecklenburger, dated as of September 24, 2014, incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014

10.8
Employment Agreement between Professional Diversity Network, Inc. and Matthew Proman, dated as of September 24, 2014, incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014

10.9
Employment Agreement between Professional Diversity Network, Inc. and Star Jones, dated as of September 24, 2014, incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014

10.10
Employment Agreement between Professional Diversity Network, Inc. and Christopher Wesser, dated as of September 24, 2014, incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014

10.11
Professional Diversity Network, Inc. 2013 Equity Compensation Plan Code Section 409A Nonqualified Stock Option Award Agreement, dated as of September 24, 2014, between Matthew Proman and Professional Diversity Network, Inc.

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

* The Common Stock Purchase Warrants issued by the Company to each of Craig Skop, Priyanka Mahajan, Kevin Mangan, Eric Lord, Ramnarain Jaigobind, Zachary Hirsch , Joseph Haughton, Phillip Michals, Raffaele Gambardella and Robert Eide, all of whom are affiliates of Aegis Capital Corp., are substantially identical in all material respects to the Common Stock Purchase Warrant issued to David Bocchi and filed as an exhibit, except as to the recipient of such warrants and the number of shares of Common Stock issuable upon exercise of such warrants. Pursuant to SEC regulation, we have omitted filing copies of such warrants as exhibits to this Quarterly Report on Form 10-Q.