Form 10-K
period 2014-12-31
Professional Diversity Network, Inc.
filed 2015-03-31
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 001-35824

Professional Diversity Network, Inc.
(Exact name of registrant as specified in its charter)
Delaware	80-0900177
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $18,452,452 (based on a price per share of $4.07, the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 12,928,072 shares outstanding of the registrant’s common stock as of March 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III: Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III, or, in the event the registrant does not prepare and file such proxy statement, will be provided instead by an amendment to this report containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report. (With the exception of those portions which are specifically incorporated by reference in this report, any such proxy statement is not deemed to be filed or incorporated by reference as part of this report.)

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including Part I, Item 1. “Business” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts and often use words such as “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” “will,” “goal,” “target” and similar expressions. Forward-looking statements are not guarantees of future results or performance and by their nature involve certain risks and uncertainties that are based on management’s beliefs and assumptions and on the information available to management at the time that these disclosures were prepared. Actual outcomes and results may differ materially from those expressed in, or implied by, any forward-looking statements. Examples of forward-looking statements include estimates with respect to our financial condition, expected or anticipated income, results of operations and business that are subject to various factors, risks and uncertainties, which could cause actual results to differ materially from these estimates, including, without limitation, the following:

•
failure to realize synergies and other financial benefits from mergers and acquisitions within expected time frames, including increases in expected costs or difficulties related to integration of merger and acquisition partners;

•
inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses, including our ability to realize the benefits and cost savings from, and limit any unexpected liabilities acquired as a result of, any such business combinations;

•	our historical dependence on two customers, LinkedIn, which ceased being a customer as of March 29, 2014, and Apollo Group, which ceased being a customer as of October 9, 2014;

•	our operating loss in 2013 and 2014;

•	our limited operating history in a new and unproven market;

•	increasing competition in the market for online professional networks;

•	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;

•	our ability to adapt to changing technologies and social trends and preferences;

•	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;

•	our ability to obtain and maintain intellectual property protection for our intellectual property;

•	any future litigation regarding our business, including intellectual property claims;

•	general and economic business conditions; and

•	legal and regulatory developments.

Additional factors, risks and uncertainties that may affect our results are discussed in Item 1A. “Risk Factors” of this Annual Report beginning on page 10, and in our subsequent filings with the SEC. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

PROFESSIONAL DIVERSITY NETWORK, INC.
PART I

ITEM 1 - BUSINESS

Unless we specify otherwise, all references in this Annual Report to the “Company,” “we,” “our,” and “us” refer to Professional Diversity Network, LLC d/b/a iHispano.com prior to the consummation of our reorganization (from an Illinois limited liability company into a Delaware corporation) on March 5, 2013, and Professional Diversity Network, Inc., and its consolidated subsidiaries, after our reorganization. For purposes of this Annual Report, unless the context clearly dictates otherwise, all references to “professional(s)” means any person interested in the Company’s websites presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. The Company does not impose any selective or qualification criteria on membership and the term “professional(s)” as used in this Annual Report should be interpreted accordingly. In addition, the Company does not verify that any member of a particular Company website qualifies as a member of the ethnic, cultural or other group identified by that website. References to “user(s)” means any person who visits one or more of our websites and “our member(s)” means an individual user who has created a member profile on that website as of the date of measurement. If a member is inactive for 24 months then such person will be automatically de-registered from our database. The term “diverse” (or “diversity”) is used throughout this Annual Report to include communities that are distinct based on a wide array of criteria which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification.

Overview

The Company was originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 30, 2003.  On February 4, 2004, the Company changed its name to iHispano.com LLC.  In 2007, the Company changed its business platform and implemented technology to become the operator of communities of professional networking sites for diverse professionals.  On March 15, 2012, the Company changed its name to Professional Diversity Network, LLC.  On March 5, 2013, the Company reorganized its business, converting from an LLC into a Delaware corporation, in conjunction with its initial public offering of common stock.

The Company’s principal executive offices are located at 801 W. Adams Street, Suite 600, Chicago, Illinois, 60607 and its telephone number is (312) 614-0950.  The Company’s website address is www.prodivnet.com.  The information on our website is not incorporated by reference in this Annual Report and you should not consider it a part of this Annual Report.

 The Company is both the operator of the Professional Diversity Network (the “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), Noble Voice LLC and Compliant Lead LLC, each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. The NAPW Network became part of the Company on September 24, 2014 upon the closing of the Company’s merger transaction with NAPW Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), NAPW, Inc., a New York corporation (“Old NAPW”), and Matthew B. Proman, the sole shareholder of Old NAPW (“Proman”), pursuant to an Agreement and Plan of Merger, dated as of July 11, 2014 (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, on the closing date of the transaction, Old NAPW merged with and into Merger Sub (the “Merger”). As a result of the Merger, the separate corporate existence of Old NAPW ceased and Merger Sub continues as the surviving corporation, remains a wholly-owned subsidiary of the Company and was renamed “NAPW, Inc.”

The NAPW Network.  The NAPW Network is a for-profit membership organization for professional women that the Company believes, with approximately 700,000 members, is the most prominent women-only professional networking organization in the United States. Members of the NAPW Network enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments. We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at hundreds of local chapters across the United States. Through the NAPW Network website, members are able to create, manage and share their professional identity online, build and engage with their professional network and promote themselves and their businesses. In addition to online networking, NAPW Network members can participate in a number of local events held across the United States, including monthly chapter meetings, business expos, charitable events and other events developed specifically to facilitate face-to-face networking with other professional women. NAPW has historically sponsored, and the Company expects to continue to sponsor, a National Networking Conference that provides participants the opportunity to network with other members, hear presentations from keynote speakers and participate in break-out sessions.

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

The PDN Network.  The PDN Network operated by the Company consists of online professional networking communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent. Our networking communities harness our relationship recruitment methodology to facilitate and empower professional networking within common affinities. We believe that those within a common affinity often are more aggressive in helping others within their affinity progress professionally. The Company operates these relationship recruitment affinity groups within the following sectors: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The purpose of the PDN Network is to assist its members in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect members with prospective employers. Our technology platform is integral to the operation of this business.  In so doing, our online platform provides employers a means to identify and acquire diverse talent and assist them with their efforts to comply with the regulations and requirements of the Equal Employment Opportunity-Office of Federal Contract Compliance Program (“OFCCP”).

As of December 31, 2014, the Company had approximately 3,487,000 PDN Network registered users. We expect that continued membership growth of the PDN Network will enable us to further develop our menu of online professional diversity networking and career placement solutions. Additionally, the Company has established systems to distribute jobs in an OFCCP compliant manner to career agencies, including those of state and local governments.

We currently provide registered PDN Network users with access to our websites at no cost, a strategy which we believe will allow us to continue to grow our membership base and promote high levels of member engagement for the mutual benefit of members and employers.

The Company continues to expand its relationships with key strategic alliances that we believe are valuable to our core clients. The Company currently maintains relationships with the following key strategic allies: the National Urban League, the National Association for the Advancement of Colored People, VetJobs, DisabledPersons.com, a leading not-for-profit organization serving employment needs of people with disabilities, National Able Veterans Exchange, Leave No Veteran Behind, ALPFA, an organization dedicated to building Latino business leaders, Latino(a)s in Tech Innovation & Social Media, Illinois Hispanic Nursing Association, Women in Biology, Black Sales Journal, Ebony Magazine and numerous others. New marquis partnerships have been entered into with the National Association of African Americans in Human Resources, The Grio and the National Association of Women MBAs. The Company considers its partner alliances to be a key value to its clients because it enables the Company to expand its job distribution and outreach efforts.

Complimentary and Mutually Beneficial Combination of the NAPW Network and the PDN Network.  The PDN Network provides NAPW Network members with direct access to employers seeking to hire professional women at a high level of connectivity and efficiency. The Merger has enabled the Company to match members with our employment partners, and then converse with the member to confirm such member’s desire to take the position to which we matched them, confirm that member is qualified for the position and directly notify the employer about a member that we have qualified and confirmed has competed an application within the employer’s recruitment system. The PDN HireAdvantEdge product delivers enhanced membership value to those members seeking to reenter the workforce or to upgrade their professional employment condition. This benefit comes at no additional cost to members, reinforcing the membership value proposition and creating long-term value. In additional to HireAdvantEdge, Professional Diversity Network provides alternative values to members who are employed or are seeking employment, including, but not limited to, our patented resume optimizing service (Resunate), our semantic search job alerts and a new professional networking platform based upon PDN’s core networking technology.

For those members who are self-employed, the PDN Network is launching a “NAPW Certified Women-Owned Business” program that will include an online marketplace for companies to source services from an NAPW Certified Women-Owned Business.

In the next few years, NAPW expects to host networking events in major markets around the nation, which will leverage the existing PDN events platform. Because the PDN networking career events are already being conducted, we have the ability to add an additional event for NAPW at the same venue, one hour after the PDN event ends, at a substantially lower cost than hosting a stand-alone NAPW event. Employers who sponsor the PDN career networking events will have the opportunity to participate in the NAPW event and meet with members to discuss employment opportunities in what we believe is an inviting and upscale networking environment. We believe that providing the opportunity for NAPW members to meet, outside of the monthly local chapter events and the single national event NAPW hosts, will add additional value to all NAPW members. That is, instead of attending one national event in New York, as was the case in 2014, in future years, NAPW Network members will be able to attend any or all of our PDN Network events. Non-members may also attend, subject to certain restrictions.

Collectively, these PDN products and services are being deployed to provide enhanced value to the NAPW membership experience, which we believe will be an important component in increasing both the number of new memberships and renewals of existing memberships.

In a similar manner, NAPW provides PDN with an enhanced value proposition to our corporate recruitment business partners by providing a unique talent source of engaged and professional women. The same HireAdvantEdge product that creates value for members by matching them with employers in a high touch manner provides employers with a very desirable candidate in an efficient, resourced and qualified manner. Furthermore, by adding NAPW events after PDN Career Networking Conferences, PDN will have opportunities to market upgrades to the exhibiters who recruit at the PDN events that will allow such exhibiters to participate in the NAPW membership networking event and meet members who may be potential employees for their companies. Exhibiters will be able to receive more exposure to more candidates because of the fact that the NAPW Networking Event will be held after PDN’s Career Networking Conference.

Key Historical Alliances

The Company’s revenues from the PDN Network were historically highly dependent on two customers: LinkedIn Corporation (“LinkedIn”) and Apollo Education Group, Inc. (“Apollo Group”). These two customers accounted for 14.0%, or approximately $1,628,000, of total gross revenues for the fiscal year ended December 31, 2014, with LinkedIn representing 4.2% and Apollo Group representing 9.8% of total gross revenues.

LinkedIn

The Company entered into an agreement with LinkedIn that became effective on January 3, 2013 and which, pursuant to a notice of termination delivered December 31, 2013, terminated on March 29, 2014. LinkedIn did not provide a reason for the termination of the agreement. The end of the Company’s reseller relationship with LinkedIn during the first quarter of 2014 materially and adversely affected the Company’s business, operating results and financial condition.

During the term of the agreement, LinkedIn resold to its customers diversity-based job postings and recruitment advertising on our websites. Our agreement with LinkedIn provided that LinkedIn made fixed quarterly payments to us in the amount of $500,000 per quarter during the term of the agreement. Under the LinkedIn agreement, we also may have earned commissions for sales of our services by LinkedIn in excess of certain thresholds. The fixed quarterly payments were payable regardless of sales volumes or any other performance metric. The Company did not receive any additional commissions from LinkedIn during the term of the agreement with LinkedIn. Our revenue derived from the LinkedIn contract during the years ended December 31, 2014 and 2013 was $494,000 and $2,000,000 respectively, the amount of the guaranteed payments for such years.

During the term of our agreement with LinkedIn, we were prohibited from permitting any competitor of LinkedIn to resell our diversity-based recruitment services. Our agreement did not prohibit LinkedIn from selling its own or any third party’s diversity recruitment services, however, during the term of our agreement with LinkedIn, and for a period of one year thereafter, we agreed not to sell our diversity-based recruitment services, directly or indirectly, to any of the 1,000 companies on LinkedIn’s restricted account list. The companies on the restricted accounts list are of varying sizes, operate in diverse geographical locations and conduct business in different sectors. However, since the termination of the LinkedIn agreement, we have been permitted to market and sell our products to any company, including those 1,000 companies on LinkedIn’s restricted account list because as part of our termination arrangement with LinkedIn, the restricted account list no longer applies.

University of Phoenix

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

Merger with NAPW

As discussed above, the NAPW Network became part of the Company on September 24, 2014 upon the closing of the Company’s merger transaction with Merger Sub, Old NAPW and Proman, the sole shareholder of Old NAPW, pursuant to the Merger Agreement. In accordance with the terms of the Merger Agreement, on the closing date of the transaction, Old NAPW merged with and into Merger Sub, and as a result, the separate corporate existence of Old NAPW ceased and Merger Sub continues as the surviving corporation, remains a wholly-owned subsidiary of the Company and was renamed “NAPW, Inc.” The Merger has resulted in the realization of number of benefits to both the PDN Network and the NAPW Network that we believe enhance the value of both networks and will position the Company for future growth.

Acquisition of Noble Voice

On November 26, 2014, the Company acquired the assets of Global Outreach Ventures, Inc. (“Global Outreach”), a career consultation company. The principal assets of Global Outreach consisted of its two subsidiaries, Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), which together employ approximately 300 full and part-time employees located in Detroit, Michigan and Darien, Illinois. In connection with the acquisition, Noble Voice LLC and Compliant Lead LLC became wholly-owned subsidiaries of the Company, and the Company issued 300,000 shares to the owners of Global Outreach and assumed a promissory note in the amount of approximately $1,400,000, but subject to modification based upon collected accounts receivable and assumed accounts payable included among these assets.

Others

We currently have no other agreements or commitments with respect to acquisitions or investments in other companies. However, we continue to actively pursue opportunities to acquire or consolidate some of the companies in our industry, which is highly fragmented.

Industry Background and Our Opportunity

We believe that we are well-positioned for growth because our business benefits from several emerging trends - the increasing socialization of the Internet, the demographic trend towards women’s career advancement, the growing ethnic diversity of the United States population and labor force, a regulatory environment that promotes diversity in the workplace, the growing ethnic population’s spending power and the acceptance and growth of online recruitment and advertising.

Increasing Socialization of the Internet

The Internet has revolutionized how information is created and communicated - a wealth of information is readily accessible by browsing the Internet anonymously. However, we believe the social aspect of the Internet is emerging as an increasingly powerful influence on our lives. While an individual’s interpersonal connections traditionally have not been visible to others, social and professional networking websites enable members to share, and thereby unlock, the value of their connections by making them visible. Today, personal connections and other information, such as online social and professional networking websites, are increasingly becoming a powerful tool for a growing population of users to connect with one another.

Demographic Trend Toward Women’s Career Advancement

We believe that favorable demographic trends will facilitate growth in NAPW’s membership base.  According to the U.S. Bureau of Labor Statistics’ Monthly Labor Review (January 2012), there were nearly 72 million women in the workforce in 2010.  This number is expected to increase to 76.5 million women by 2022.  Of these working women, approximately 73% have “white collar” jobs.  Women also make up the majority of professional and related occupations (57.1%) and service occupations (56.6%), the occupations expected to grow most rapidly in the period that began in 2008 and extends through 2018.  We believe that our targeted membership base for NAPW of professional women have a higher than average household income as compared to the national average, and that the demographic trend towards women’s advancement will have a favorable impact on demand for NAPW membership and related products and service offerings.

Growing Ethnic Diversity of the U.S. Population and Labor Force

According to the 2010 U.S. Census, the Hispanic-American population grew 43% from 35.3 million in 2000 to 50.5 million in 2010. The Hispanic-American population accounted for 56% of America’s population growth from 2000 to 2010. Not surprisingly, diversity recruitment is increasingly becoming a common, if not standard, business practice by major employers. According to a job report published on February 5, 2010 on private sector hiring in 2008 by the U.S. Equal Employment Opportunity Commission, the percentage of minority employment in the U.S. compared to overall employment tripled between 1966 and 2008, from 11% to 34%. Of the approximately 62 million private sector employees nationwide covered by the 2008 survey, approximately 30 million (48%) were women and 21 million (34%) were minorities. In the U.S., Hispanic-Americans had the fastest growth rate in the U.S. private sector, with employment of Hispanic-Americans increasing from 2.5% to more than 13% between 1966 and 2008. The share of the labor force that is Hispanic-American is projected to increase to 18.6% in 2020, according to the Bureau of Labor Statistics, with Hispanic-Americans expected to account for the vast majority - 74% - of the 10.5 million workers added to the labor force in the U.S. from 2010 to 2020.

Regulatory Environment Favorable to Promoting Diversity in the Workplace

In September of 1965, President Johnson signed Executive Order 11246 to establish a policy of non-discrimination in employment by government contractors and suppliers.  For nearly fifty years the Office of Federal Contract Compliance Programs (“OFCCP”) has enforced this order.  Reaffirming this commitment, on August 18, 2011, President Obama signed Executive Order 13583 to establish a coordinated government-wide initiative to promote diversity and inclusion in the federal workforce.  This Executive Order requires companies considering contracting with the federal government to be prepared to demonstrate the diversity of their workforce. Certain companies that have federal contracts are subject to this Executive Order.

In the public sector, Section 342 of the recently enacted Dodd-Frank Act creates Offices of Minority and Women Inclusion at twenty various regulatory agencies, including the Department of the Treasury, the Securities and Exchange Commission, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the twelve Federal Reserve banks and the newly created Consumer Financial Protection Bureau. The Offices of Minority and Women Inclusion will monitor diversity within their ranks as well as within the pool of contractors who provide goods and services to the government. Previously, the Federal Reserve system and some of the agencies were essentially exempt from contract diversity efforts.

Rising Spending Power of Diverse Population

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

Operations

PDN is headquartered in Chicago, Illinois.  Our home office houses our CEO, CFO and General Counsel, as well as many of our sales, marketing and IT personnel.  Websites for the PDN Network are hosted by Engine Yard based in San Francisco, California. Engine Yard provides a robust and easy platform for our hosting needs, allowing us to easily scale up resources to meet our peak needs. It also allows us to quickly and easily deploy website updates. Our websites have backup and contingency plans in place in the event that an unexpected circumstance occurs.

Membership service operations for the NAPW Network are located in Garden City, New York and Los Angeles, California.  The primary focus of this group is to reach out to those who have responded to NAPW direct response advertising indicating an interest learning more about membership, or becoming a member.  The membership coordinators speak to them about the varying tiers of membership available, gather information about them to create their online profile and process the sale of memberships.  In addition, there are customer service representatives in both locations who handle in-bound member inquiries that include questions about logging on to the NAPW website, local chapter events in their areas, general NAPW member benefits and payment inquiries.  NAPW’s publication operations are also based in Garden City, New York.  NAPW’s internal marketing, creative and writing teams develop its newsletter, which is distributed via e-mail to all NAPW Network members on a monthly basis.

Noble Voice maintains call centers in Darien, Illinois and Detroit, Michigan.  Our call centers handle approximately 20,000 career consultations per week, taking calls from those who have responded to our online advertising and conducting consultations to help determine callers’ qualifications and fit for jobs available from our strategic partners.  Most recently, our call centers have begun to qualify callers for real-time job placement through our HireAdvantEdge product.

Intellectual Property

To protect our intellectual property rights, we rely on a combination of federal, state and common law rights, as well as contractual restrictions:

•
We rely on trade secret, copyright and trademark rights to protect our intellectual property. We pursue the registration of our domain names and trademarks in the United States. Our registered trademarks in the United States include the “iHispano” mark with stylized logo, the “Black Career Network” mark with stylized logo, the “Professional Diversity Network” mark with our tagline “the power of millions for the benefit of one,” the name “National Association of Professional Women” and “NAPW,” and the taglines “Power to Be You,” and “Endless Opportunities,” as well as others.  We also own the copyrights to certain articles in NAPW publications.

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

Other companies in the Internet, social media, technology and other industries own patents, copyrights and trademarks, and we expect that from time to time they may request license agreements, threaten litigation or file suits against us for alleged infringements or other violations of intellectual property rights.

Competition

We face significant competition in all aspects of our business. Specifically, with respect to our members and our recruitment consumer advertising and marketing solutions, we compete with existing general market online professional networking websites, such as LinkedIn, as well as ethnic minority focused social networking websites, such as Black Planet and MiGente, and other companies such as Facebook, Google, Microsoft and Twitter that are developing or could develop competing solutions.  We also generally compete with online and offline enterprises, including newspapers, television and direct mail marketers that generate revenue from recruiters, advertisers and marketers, and professional organizations. With respect to our hiring solutions, we also compete with traditional online recruiting companies such as Career Builder, talent management companies such as Taleo, and traditional recruiting firms.

Larger, more well-established companies may focus on professional networking and could directly compete with us. Other companies might also launch new competing services that we do not offer. Nevertheless, we believe that our focus on diverse online professional networking communities is a competitive strength in our market. Additionally, we believe the following elements give us a competitive advantage to accomplish our mission:

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
- National Hispanic Sales Network

•
Customized Technology Platform. Our technology platform has been custom-designed and built to facilitate networking engagement, job searching, real-time job qualification and matching, and text-based communications. We believe that it would be costly and time consuming for a new entrant into the online professional networking space to replicate a technology platform with comparable functionality.

We believe that the following elements give us a competitive advantage with respect to the NAPW Network:

•
Exclusive Focus on Professional Women. As a result of NAPW’s exclusive focus on professional women, we believe that through NAPW we provide a unique, secure and less intimidating environment within which our members can successfully network and establish new and lasting business relationships.

•
Attractive Industry Demographic Trends. Favorable demographic trends regarding women’s participation in the labor force will further the growth in NAPW’s membership base and we have first-mover advantage with respect to generalized professional networking for women.

•
Large, growing and diverse national membership base. We believe that NAPW is the largest women-only networking organization in the United States by number of members, with nearly 700,000 members located in all 50 states, Puerto Rico and the U.S. Virgin Islands. The membership base of the NAPW Network is diverse in terms of ethnicity, age, income, experience, industry and occupation. It includes members from small and large corporations, as well as entrepreneurs and business owners. We believe the diversity of the NAPW Network membership base is a key component of its value.

•
Comprehensive Product and Service Offerings to Deliver Value to Members. We believe that our comprehensive product offerings provide women valuable tools to help them advance their careers and expand their businesses. Through networking opportunities online and at local chapter events in their communities, regional events and the NAPW national Networking Conference, discounts provided on seminars, webinars and educational certification courses, and opportunities to promote themselves and their businesses, NAPW members are provided the opportunities and tools for their professional development.

•
Business Model with Efficient Member Acquisition and Recurring Cash Flow. We believe that NAPW’s direct marketing lead generation efforts, which utilize both direct mail and digital strategies, are among the most efficient in the industry as measured by our internal response and click-through rates. This efficiency, combined with our effective call center operations, results in what we believe to be our market leading members acquisition process and direct variable contribution. Further, NAPW memberships renew annually, providing a valuable recurring stream of cash flow.

Government Regulation

We are subject to a number of federal, state and foreign laws and regulations that affect companies conducting business on the Internet. These laws are still evolving and could be amended or interpreted in ways that could be detrimental to our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could materially harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

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

We are also subject to federal, state and foreign laws regarding privacy and protection of member data. We post on our websites our privacy policy and terms of use. Compliance with privacy-related laws may be costly. However, any failure by us to comply with our privacy policy or privacy-related laws could result in proceedings against us by governmental authorities or private parties, which could be detrimental to our business. Further, any failure by us to protect our members’ privacy and data could result in a loss of member confidence in us and ultimately in a loss of members and customers, which could adversely affect our business.

Because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees or infrastructure.

Our direct marketing operations with respect to the NAPW Network are subject to various federal and state “do not call” list requirements.  The Federal Trade Commission has created a national “do not call” registry.  Under these federal regulations, consumers may have their phone numbers added to the national “do not call” registry.  Generally, we are prohibited from calling anyone on that registry.  In September 2003, telemarketers were granted access to the registry and are now required to compare their call lists against the national “do not call” registry at least once every 31 days.  Telemarketers are required to pay a fee to access the registry.  Enforcement of the “do not call” provisions began in late 2003, and the rule provides for fines of up to $16,000 per violation and other possible penalties.  These rules may be construed to limit our ability to market our products and services to new customers.  Further, we may incur penalties if we do not conduct our telemarketing activities in compliance with these rules.

Our opt-in process with respect to Noble Voice is governed by the provisions of the Telephone Consumer Protection Act of 1991 (“TCPA”) and other federal and state laws and regulations.  Under these regulations, certain types of telephone solicitations are restricted and consumers must affirmatively opt in to being contacted by various methods including automated dialing systems and via text messaging.  The TCPA provides for a private right of action against companies that violate its provisions, and allows consumers to sue for up to $1,500 per violation.  These regulations may be construed to limit our ability to market our products and services to new customers.  Further, we may incur penalties if we do not conduct our opt-in process in compliance with these rules.

Employees

As of December 31, 2014, we had 515 total employees, of which 288 were full time employees. We also regularly engage independent contractors to perform various services. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

ITEM 1A - RISK FACTORS

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

Risks Related to Our Business and Strategy

Our revenues have historically been highly dependent on two customers, our agreements with both of whom terminated in 2014, and it is uncertain when, if ever, we can replace the revenues we received through our agreements with these customers.

Two of our customers, Apollo Group and LinkedIn, accounted for 14.0% and 85.2% in the aggregate of our total revenues for the years ended December 31, 2014 and 2013, respectively.

Following the termination of our agreements with Apollo Group and LinkedIn, we expect that our revenue may become more volatile for a period of time because our revenues will be principally dependent on our direct sales, revenues from monetizing Noble Voice career consultations and NAPW membership fees, which can vary, rather than the fixed quarterly and monthly fees of $500,000 and $116,667, respectively, paid to us by LinkedIn and Apollo Group, respectively.  Failure to replace the $500,000 per quarter and $116,667 per month decrease in revenue we received from LinkedIn and Apollo Group, respectively, would materially and adversely affect our business, operating results and financial condition.

Our ability to grow recruitment revenue and recruitment advertising revenue through direct sales to customers is dependent on our direct sales team.

In 2013, we established a sales force to sell directly into companies seeking to hire diverse talent and to sell diversity recruitment advertising. During the course of 2013 and 2014, the Company optimized its sales team and continued to refine the manner in which its products and services were sold. While the Company made progress in growing its direct sales, we have not matured the sales force to the point of predictability, nor have we sold enough of our products and services to achieve profitability. Therefore, there is no assurance that we will be successful in selling our services directly to employers or selling diversity recruitment advertising.

If we do not continue to attract new members to the NAPW Network, or if existing NAPW Network members do not renew their subscriptions, renew at lower levels or on less favorable terms, or fail to purchase additional offerings, we may not achieve our revenue projections, and our operating results would be harmed.

In order to grow the NAPW Network, we must continually attract new members to the NAPW Network, sell additional product and service offerings to existing NAPW Network members and reduce the level of non-renewals.  Our ability to do so depends in large part on the success of our sales and marketing efforts. We do not typically enter into long-term contracts with NAPW members, and even when we do, the members can generally terminate their relationship with us. Further, unlike companies with different business models, the nature of our product and service offerings is such that members may decide to terminate or not renew their agreements without causing significant disruptions to their own businesses.

We must demonstrate to NAPW Network members that our product and service offerings provide them with access to an audience of influential, affluent and highly-educated women. However, potential members may not be familiar with our product and service offerings or may prefer other more traditional products and services for their professional advancement and networking needs. The rate at which we expand the NAPW Network’s membership base or increase its members’ renewal rates may decline or fluctuate because of several factors, including the prices of product and service offerings, the prices of products and services offered by competitors or reductions in their professional advancement and networking spending levels due to macroeconomic or other factors and the efficacy and cost-effectiveness of our offerings. If we do not attract new members to the NAPW Network or if NAPW Network members do not renew their agreements for our product and service offerings, renew at lower levels or on less favorable terms or do not purchase additional offerings, our revenue may grow more slowly than expected or decline.

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

Our industry is rapidly evolving and is becoming increasingly competitive. Larger and more established online professional networking companies, such as LinkedIn or Monster Worldwide, may focus on the online diversity professional networking market and could directly compete with us. Rival companies or smaller companies, including application developers, could also launch new products and services that could compete with us and gain market acceptance quickly. Individual employers have and may continue to create and maintain their own network of diverse candidates.

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

We receive, store and process personal information and other member data, and we enable our members to share their personal information with each other and with third parties. There are numerous federal, state, local and foreign laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other member data, the scope of which are changing, subject to differing interpretations and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and adhere to the terms of our privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other member data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our members and customers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties we work with, such as customers, vendors or developers, violate applicable laws or our policies, such violations may also put our members’ information at risk and could in turn have an adverse effect on our business.

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

The number of people who access the Internet through devices other than personal computers, including personal digital assistants, smart phones and handheld tablets or computers, has increased dramatically in the past few years and we believe this number will continue to increase. Each manufacturer or distributor of these devices may establish unique technical standards, and our services may not work or be viewable on these devices as a result. Furthermore, as new devices and new platforms are continually released, it is difficult to predict the problems we may encounter in developing versions of our services for use on these alternative devices and we may need to devote significant resources to the creation, support and maintenance of such devices. Our websites are designed using responsive technology and are built to provide a positive user experience on a user’s Internet device, whether a mobile phone, and tablet, laptop or personal computer. If we are slow to develop products and technologies that are compatible with such devices, we might fail to capture a significant share of an increasingly important portion of the market for our services.

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

Our systems are vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks and similar events. For systems which are not based in cloud storage, we have implemented a disaster recovery program, maintained by a third party vendor, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, it does not yet provide a real-time back-up data center, so if our primary data center shuts down, there will be a period of time that such website will remain shut down while the transition to the back-up data center takes place. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. Furthermore, we do not carry business interruption insurance or cyber security insurance. Therefore, we will not be compensated by third party insurers in the event of service interruption or cyber-attack, and we face the risk that our business may never recover from such an event.

If our security measures are compromised, or if any of our websites are subject to attacks that degrade or deny the ability of members or customers to access our solutions, members and customers may curtail or stop use of our solutions.

Our members provide us with information relevant to their professional networking and/or career-seeking experience with the option of having their information become public or remain private. If we experience compromises to our security that result in website performance or availability problems, the complete shutdown of our websites or the loss or unauthorized disclosure of confidential information, our members may lose trust and confidence in us, and will use our websites less often or stop using our websites entirely. Further, outside parties may attempt to fraudulently induce employees, members or customers to disclose sensitive information in order to gain access to our information or our members’ or customers’ information. Because the methods used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these methods or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new members and increase engagement by existing members, cause existing members to close their accounts or existing customers to cancel their contracts, subject us to lawsuits, regulatory fines or other action or liability, thereby materially and adversely affecting our reputation, our business, operating results and financial condition.

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

We are subject to a variety of laws and regulations in the United States, including laws regarding data retention, privacy and consumer protection, which are continually evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. In addition, regulatory authorities are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject. See the discussion included in “Business – Government Regulation” beginning on page 9 of this Annual Report.

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

As discussed elsewhere in this Annual Report, part of our growth plan is to acquire companies that we believe will add to and/or expand our service offerings. Although we currently have no agreements or commitments with respect to additional material acquisitions or investments in other companies, we may, from time to time, explore opportunities to acquire or consolidate some of the companies in our industry. Depending on the nature of the acquired entity or operations, integration of acquired operations into our present operations may present substantial difficulties. Even where material difficulties are not anticipated, there can be no assurance that we will not encounter such difficulties in integrating acquired operations with our operations, which may result in a delay or the failure to achieve anticipated synergies, increased costs and failures to achieve increases in earnings or cost savings. The difficulties of combining the operations of acquired companies may include, among other things:

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

Our revenue growth rate may decline as the result of the termination of our agreements with LinkedIn and Apollo Group and as our costs increase and we may not be able to maintain our profitability over the long term.

Under our agreement with LinkedIn, which terminated on March 29, 2014, we received quarterly payments from LinkedIn in the amount of $500,000 and under our agreement with Apollo Group, which terminated on October 9, 2014, we received monthly payments from Apollo Group in the amount of $116,667. In the future, even if our revenues increase, we may not be able to generate sufficient revenue to become profitable. In 2015, our strategy is to continue to invest for future growth and we will incur numerous expenses associated with being a publicly-traded company, and as a result we may not be profitable in 2015. In particular, we expect to continue to expend substantial financial and other resources on:

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

We believe that we have developed strong brands, particularly “iHispano” and “Black Career Network,” which we believe has contributed significantly in the success of our business. Additionally, we believe that Old NAPW developed a strong and trusted brand for the NAPW Network that we believe contributed significantly to the success of the NAPW Network prior to the Merger. That brand is predicated on the idea that professional women will trust it and find immense value in building and maintaining their professional identities and reputations on the NAPW Network platform. Maintaining, protecting and enhancing all of our brands is critical to expanding the base of members for the NAPW Network and PDN Network and increasing their engagement with the product and services offerings of the Company, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality offerings, which we may not do successfully in the future. Despite our efforts to protect our brands and prevent their misuse, if others misuse any of our brands or pass themselves off as being endorsed or affiliated with the NAPW Network or the PDN Network, it could harm our reputation and our business could suffer. If members of any of our networks or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for the NAPW Network or the PDN Network, or if they choose to blend their professional and social networking activities, our brands and the business of the Company could be harmed. Members of any of our networks could find that new product or service offerings that are introduced are difficult to use or may feel that they degrade their experience with our organization, which could harm the reputation of the networks and the Company for delivering high-quality offerings. Our brands are also important in attracting and maintaining high performing employees. If we do not successfully maintain strong and trusted brands for our networks, the business of the Company could be harmed.

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

We pursue the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trademark, trade dress and domain names are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We are seeking to protect our trademarks and domain names, a process that is expensive and may not be successful.

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

We are currently party to litigation and may in the future be subject to additional legal proceedings and litigation which may costly to defend and could materially and adversely affect our business results or operating and financial condition.

We are currently party to litigation and may be party to additional lawsuits in the normal course of business. Results of the litigation to which we are a party cannot be predicted with certainty and there can be no assurance that this litigation will be resolved in our favor.  These matters are described in more detail under the heading “Legal Proceedings.” Litigation in general is often expensive and disruptive to normal business operations. We may face in the future allegations and lawsuits that we have infringed the intellectual property and other rights of third parties, including patents, privacy, trademarks, copyrights and other rights. Litigation, particularly intellectual property and class action matters, may be protracted and expensive, and the results are difficult to predict. Adverse outcomes may result in significant settlement costs or judgments, require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features.

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

We are highly dependent on our management and other key employees, including our Chief Executive Officer, Jim Kirsch, our Vice President and Chief Operating Officer, Matthew B. Proman, and our President, Star Jones. The skills, knowledge and experience of these individuals, as well as other members of our management team, are critical to the growth of the Company. In particular, with respect to the NAPW Network, Mr. Proman has knowledge regarding the direct mail marketing and business contacts that would be difficult to replace, and Ms. Jones provides significant leadership in the professional women’s networking space that no other officer of the Company possesses. Our future performance will be dependent upon the continued successful service of members of our management and key employees. We do not maintain key man life insurance for any of the members of our management team or other key personnel. Competition for management in our industry is intense, and although we have entered into employment agreements with Messrs. Kirsch and Proman and Ms. Jones, we may not be able to retain our management and key personnel or attract and retain new management and key personnel in the future, which could materially and adversely affect our business, results of operations and financial condition.

If Internet search engines’ methodologies are modified or our search result page rankings decline for other reasons, our member engagement and number of members and users could decline.

We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our websites. Our ability to maintain the number of visitors directed to our websites is not entirely within our control. Our competitors’ search engine optimization (“SEO”) efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our members to use our websites, or if our competitors’ SEO efforts are more successful than ours, overall growth in our member base could slow, member engagement could decrease, and we could lose existing members. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would materially harm our business and operating results. Our platform includes connectivity across the social graph, including websites such as Facebook, Google+, LinkedIn and Twitter. If for any reason these websites discontinue or alter their current open platform policy it could have a negative impact on our user experience and our ability to compete in the same manner we do today.

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

Under GAAP, the Merger with Old NAPW was accounted for under the acquisition method of accounting as a purchase by the Company of Old NAPW. Under the acquisition method of accounting, the total implied purchase price paid for Old NAPW in the Merger was allocated to Old NAPW’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Merger. The excess of the purchase price over those fair values was recorded as goodwill. The Merger has resulted in the creation of goodwill based upon the application of acquisition accounting. To the extent the value of goodwill or identifiable intangible assets become impaired, the Company may be required to incur material non-cash charges relating to such impairment. Such a potential impairment charge could have a material and adverse impact on the Company’s operating results.

The Company has continuing contractual obligations under the Merger, which will impact its business.

The Merger Agreement includes obligations of the Company and the former sole shareholder of Old NAPW that survived consummation of the merger. These obligations include indemnification obligations, which may entitle the Company to seek recovery from the former sole shareholder of Old NAPW for losses related to representations and pre-Merger actions or omissions of Old NAPW, or alternatively, may entitle the former sole shareholder of Old NAPW to seek recovery from the Company for losses related to representations and pre-Merger actions or omissions of the Company.

NAPW has experienced net losses in the past and there can be no assurance that it will not experience a loss in the future, which would negatively the Company’s ability to achieve its business objectives.

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

Failure to successfully combine and integrate the businesses of the PDN Network, the NAPW Network and Noble Voice LLC and Compliant Lead LLC in the expected time frame may adversely affect the Company’s future results.

The success of the Company depends, in part, on our ability to realize the anticipated benefits from combining the business of the PDN Network, the NAPW Network and Noble Voice. To realize these anticipated benefits, the business of the NAPW Network must be successfully integrated and combined with the PDN Network, and the Noble Voice business must be combined with both as well. Each of the PDN Network, the NAPW Network and Noble Voice were previously operated by separate and independent companies, and we now face significant challenges in consolidating the functions of the three businesses and integrating both companies’ technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the three companies and retaining key personnel. If the businesses are not successfully integrated, the anticipated benefits of these business combinations may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from these business combinations may also disrupt the ongoing business of the PDN Network, the NAPW Network and Noble Voice and/or adversely affect relationships with employees, customers and others with whom each business has relationships.

Risks Related to Our Common Stock

Our directors, executive officers and significant stockholders have substantial control over the Company and could limit your ability to influence the outcome of key transactions, including changes of control.

Our directors and executive officers and their affiliated entities, in the aggregate, beneficially own approximately 64.4% of our outstanding common stock.  In particular, Mr. Proman, our Executive Vice President and Chief Operating Officer, who beneficially owns approximately 40.1%, together with Mr. Kirsch, our Chairman and Chief Executive Officer, and Star Jones, our President, beneficially own approximately 58.3% in the aggregate of our outstanding common stock, and are able to control or influence significantly all matters requiring approval by our stockholders, including the election of directors. Stockholders other these principal stockholders are therefore likely to have little influence on decisions regarding such matters. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may affect the market price of our common stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and therefore will adversely affect liquidity in the trading of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering at a price of $8.00 per share, our stock price has ranged from $2.77 to $8.20 through March 30, 2015. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including price and volume fluctuations in the stock market, including as a result of trends in the economy as a whole or relating to companies in our industry; actual or anticipated fluctuations in our revenue, operating results or key metrics, including our number of members and unique visitors; investor sentiment with respect to our competitors, our business partners and our industry in general; announcements by us or our competitors of significant products or features, technical innovations, strategic partnerships, joint ventures or acquisitions; additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales; and other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

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

The eventual public resale by the former sole shareholder of Old NAPW and certain executive officers of Old NAPW of the Company’s common stock received in the Merger could have a negative effect on the trading price of the Company’s common stock.

In the Merger, we issued 6,309,845 shares of the Company’s common stock to the sole shareholder of Old NAPW and certain executive officers of Old NAPW. None of these shares were registered under the Securities Act of 1933, and they will only be able to be resold pursuant to a separate registration statement or an applicable exemption from registration (under both federal and state securities laws). The shares are subject to contractual restrictions under the terms of a registration rights agreement, including a restriction that prohibits the recipients of the shares from selling the shares during the twelve-month period following the closing of the Merger. However, pursuant to the terms of the registration rights agreement, we have filed a shelf registration statement on Form S-3 with the SEC to register such shares for sale in secondary public offerings by the holders of the shares.  We are required to keep this registration statement effective for the earlier of three years or until each recipient of shares in the Merger has sold all of his or her shares. If all or a substantial portion of these shares are resold into the public markets, such transactions may cause a decline in the trading price of our common stock.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees, significant stockholders and recipients of shares issued in connection with the Merger with NAPW, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares.

We also expect to register shares of our common stock that we may issue under our employee equity incentive plans.  Once registered, these shares will be able to be sold freely in the public market upon issuance.

In addition, on December 31, 2014, we filed a universal shelf registration statement on Form S-3 (File No. 333-201341), which provides for the potential issuance of shares of our common stock, preferred stock, depositary shares, rights, warrants, units and debt securities up to an aggregate amount of $100,000,000 and the resale of up to 6,309,845 shares of our common stock originally issued to the former sole shareholder of Old NAPW and certain executive officers of Old NAPW. The shares of common stock issued under the universal shelf registration statement, once the registration statement is declared effective, will be freely tradable without restriction or further registrations under the Securities Act.

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

If NASDAQ decides to delist our common stock from trading on its exchange, we could face significant material adverse consequences including:

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

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

Management, through documentation, testing and assessment of our internal control over financial reporting has concluded that our internal control over financial reporting had a material weakness related to deficiencies in controls over the segregation of incompatible duties and the application of complex accounting principles as of December 31, 2014. See Item 9A. “Controls and Procedures.” While we believe we have other controls in place that are operating effectively and mitigate the risk of material misstatement, these control deficiencies could result in a misstatement of the presentation and disclosure of our financial statements that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected.

During 2014 and into the first quarter of 2015, we undertook certain improvements to remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2014. Specifically, we implemented new policies to more fully segregate incompatible duties and enhance the overall internal control structure. Additional procedures were written supporting which functions employees with access to the general ledger system can access, which will provide additional internal control enhancements. In addition, we hired additional finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions and also engaged a third party external financial reporting specialist with expertise in GAAP and SEC reporting regulations.

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

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation) or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under our initial public offering registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million on the last day of our second fiscal quarter in any fiscal year following our initial public offering, which would disqualify us as a smaller reporting company.

We are an “emerging growth company” and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our common stock less attractive to investors.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

We lease approximately 4,600 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on June 30, 2015. The Company is in the process of renewing this lease. We also lease approximately 1,900 square feet of office space in Minnetonka, Minnesota for our Events division under a lease that expires September 30, 2015.  We are currently evaluating the possibility of extending that lease and/or the cost-benefit of identifying a new space should extension not prove feasible.

NAPW, our wholly-owned subsidiary, leases approximately 20,000 square feet of office space in Garden City, New York, under a lease that expires February 28, 2019 which is used by NAPW membership coordinators and executive and administrative staff. NAPW previously also leased approximately 15,000 square feet of office space in Jericho, New York. In November 2014, we entered into an agreement to sublease this space for the duration of the lease.

We also lease approximately 10,000 square feet of office space in Los Angeles, California for use as an NAPW sales and marketing office under the terms of a lease that expires December 1, 2018.

Noble Voice leases approximately 16,000 square feet of office space in Darien, Illinois which serves as its headquarters and sales center. The lease expires August 31, 2017. The Company also has a sales office in Detroit, Michigan under the terms of a sublease that expires August 31, 2015.

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

ITEM 3 - LEGAL PROCEEDINGS

NAPW, Inc., the Company’s wholly-owned subsidiary and successor by merger to Old NAPW, is a defendant in the related cases of Constantino v. NAPW, Inc., No. 0000074/2013 (Sup. Ct., Nassau Co.), filed on January 3, 2013 in the County Court for Nassau County, New York, and DeLisi, et al. v. NAPW, Inc., No. 2:13-CV-05322 (E.D.N.Y.), filed on September 25, 2013 in federal court for the Eastern District of New York. These cases involve allegations made by four former employees of same sex sexual harassment by a female sales manager over a period of several years. Upon learning of these allegations, which came only after the employees involved were terminated for cause, Old NAPW engaged an independent investigator that conducted an investigation and returned a conclusion that the allegations were unfounded. Both cases are in the advanced stages of discovery. In February of 2015 the defendants, in conjunction with their insurance carrier, made an offer of judgment to the federal plaintiffs.  In March of 2015 two of the federal plaintiffs accepted the offers of judgment and are now removed from the case, leaving two federal plaintiffs. At this time, the Company does not have an estimate of the likelihood or the amount of any potential exposure. The outcome of these lawsuits is uncertain. The Company believes that the claims asserted in each suit are without merit and intends to defend itself vigorously against the claims.

Noble Voice LLC, a wholly-owned subsidiary of the Company acquired in connection with the Global Outreach acquisition, is party to litigation captioned as Expand, Inc. v. Noble Voice LLC et al., CASE NO.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) on or about September 10, 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief. On March 2, 2015 the defendants filed their motion to dismiss all claims.  That motion, which if granted would dispose of the claims against defendants, is pending. The outcome of this lawsuit is uncertain, however, we believe that the claims asserted are without merit and we intend to defend against the claims vigorously.

We are also generally subject to legal proceedings and litigation arising in the ordinary course of business. We are not aware of any governmental authority contemplating any legal proceeding against us.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 4A – EXECUTIVE OFICERS OF THE REGISTRANT

The following table provides the name, age and position of each of our executive officers. There are no family relationships between our executive officers and directors.

Name	Age	Position
James Kirsch	54	Chief Executive Officer and Chairman of the Board
Star Jones	53	President and Director
Matthew Proman	39	Executive Vice President, Chief Operating Officer and Director
David Mecklenburger	54	Chief Financial Officer
Christopher Wesser	45	Executive Vice President, General Counsel and Secretary
Chad Hoersten	38	Chief Technology Officer
Daniel Sullivan	45	Chief Revenue Officer
John Michael Hall	64	Executive Vice President
Jorge Perez Izquierdo	47	Executive Vice President

James Kirsch has served as our Chief Executive Officer, as a member of our management board since 2008 and as the Chairman of the Board since the consummation of our initial public offering in March 2013. Mr. Kirsch served as Chief Strategic Officer at AMightyRiver.com, a division of the Company from 2004 to 2008 and from 1996 to 2001 as Chief Executive Officer of eSpecialty Brands, an online retail company. Previously, Mr. Kirsch served as Chief Executive Officer at iMaternity.com, the ecommerce partner of iVillage.com from 1983 to 1996 and Manager, Vice President and Chief Operating Officer at Dan Howard Industries, a vertically integrated retailer of apparel. He holds a B.S. in Economics and Political Science from University of Arizona.

Star Jones joined NAPW in September 2011 as its National Spokesperson and became its Chief Development Officer in May 2013 and President in June 2014. Ms. Jones became the “face” of NAPW, tasked with conveying the message, brand and image of NAPW worldwide. As President, she has responsibility for the overall development, expansion and implementation of NAPW’s development and programming strategy. For the last 25 years, Ms. Jones has been a licensed attorney in the State of New York and was formerly a New York homicide prosecutor. Ms. Jones has worked in television for more than 20 years as a journalist, talk show host, commentator, NBC News Legal Correspondent and Veteran Legal Analyst and co-host of ABC’s The View for nine years. She is also regularly seen on NBC’s Today Show and CNN’s Piers Morgan Live as a veteran law and news analyst. Ms. Jones is also an accomplished author who has written two best-selling non-fiction books, You Have to Stand for Something, or You’ll Fall for Anything and Shine...a Physical, Emotional & Spiritual Journey to Finding Love. Her third book, Satan’s Sisters, a fictional account of the behind-the-scenes workings of a daytime talk show, was published in the spring of 2011, and is being developed into a network television movie and series by VH1, which Ms. Jones is co-executive producing. In the corporate world, Ms. Jones has been a featured personality for numerous consumer brands including Payless, Saks Fifth Avenue and Kohls, and has appeared on the cover of and/or been featured in a number of major newspapers and magazines in the country on topics ranging from news to lifestyle. Her newest venture, Status, by Star Jones, a collection of women’s apparel for the professional woman, was launched by QVC in the fall of 2013. Since 2011, she has actively participated in the American Heart Association’s National Go Red efforts, has lobbied Congress on behalf of that association and was asked by the Presidential Inaugural Committee to speak at the National Day of Service on heart health during President Obama’s 2013 Inauguration. As the National Volunteer for the American Heart Association, Ms. Jones led NAPW in its efforts to help raise awareness of heart disease during “Heart Month,” helping to raise millions of dollars for much needed research and community outreach.

Matthew Proman founded Old NAPW in October 2007 and served as its Chairman and Chief Executive Officer until Old NAPW’s merger with a subsidiary of the Company. Mr. Proman’s “hands-on,” entrepreneurial approach at the Company’s NAPW subsidiary includes his day-to-day operational leadership of NAPW’s sales, technology and marketing functions. Mr. Proman previously founded and led Cambridge Publishing Co., a publishing company specializing in business-to-business and business-to-consumer networking, from 2002 to 2007. Mr. Proman also devotes considerable time to a variety of charities such as Mount Sinai Hospital in New York City, the National Diabetes Foundation and the Jack Martin Foundation for Terminally Ill Children. Mr. Proman brings extensive direct mail marketing industry knowledge to the combined company and a deep background in business-to-business, membership services and career development networking.

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

Christopher Wesser joined Old NAPW in September 2009 and served as its General Counsel and Secretary, managing all legal, insurance, logistical and business risk matters for Old NAPW until its merger with the Company.  Prior to joining Old NAPW, for over five years Mr. Wesser was with a private boutique litigation firm spun off from one of the largest law firms in the United States, where he ultimately became a partner before he left private practice.  In private practice, he served as counsel to large corporations in numerous complex business litigations in state and federal courts and governmental agencies throughout the country.  Mr. Wesser received a B.A. degree, summa cum laude, from LeMoyne College and J.D. degree from the College of William & Mary School of Law.

Chad Hoersten serves as Chief Technology Officer of the Company, a position he has held since 2008. He was the lead web developer of iHispano.com, a division of the Company, from 2004 to 2008. Mr. Hoersten served as a senior software engineer at Rockwell Automation from 1999 to 2002. Mr. Hoersten holds a B.S. in computer engineering from the University of Cincinnati.

Daniel Sullivan has served as Chief Revenue Officer of the Company since October 2011. Prior to joining the Company, Mr. Sullivan worked in a number of sales related roles at Monster Worldwide from January of 2000 to September of 2011. Mr. Sullivan worked as a Sales Manager with Akzo Nobel from January 1998 to January 2000. Mr. Sullivan graduated from the University of Massachusetts, Boston with a B.S. in Political Science.

John Michael Hall serves as Executive Vice President and head of our Events Division.  Mr. Hall has served in this capacity since the Company completed its September 30, 2013 purchase of the assets of Personnel Strategies, Inc. (“PSI”), a company that had been operating diversity focused Job Fairs throughout the country for over 20 years.   The Company now operates this business as the Events Division of the Company.  Prior to joining the Company, Mr. Hall served as President of PSI from 1993 until its sale to the Company in 2013.  Mr. Hall graduated from Minnesota State University with a B.S. degree in Journalism.

Jorge Perez Izquierdo serves as Executive Vice President.  From 2007 until 2015, Mr. Perez served as Senior Vice President for Manpower Group, where he led the expansion of strategic business worldwide.  Prior to that, Mr. Perez was the Senior Vice President of Manpower North America.  During his tenure at Manpower he led the North America and Central America strategic business.  Mr. Perez holds a B.S. in Electrical and Mechanical Engineering from La Salle University in Mexico City, Mexico.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASDAQ Capital Market under the symbol “IPDN” since March 5, 2013. Prior to that date, there was no public trading market for our common stock.

	High	Low
Year Ended December 31, 2014
First Quarter	$4.77	$2.77
Second Quarter	$4.46	$3.09
Third Quarter	$5.75	$3.88
Fourth Quarter	$5.08	$3.96

Year Ended December 31, 2013
First Quarter	$8.20	$4.51
Second Quarter	$7.09	$3.84
Third Quarter	$5.50	$3.99
Fourth Quarter	$5.70	$4.35

On March 30, 2015, the closing price of our common stock was $5.00 per share.
Holders

As of March 30, 2015, we had 13 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to use the net proceeds from any offerings of our securities and our future earnings, if any, to finance the further development and expansion of our business and do not intend or expect to pay cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any.

Recent Sales of Unregistered Securities

On November 26, 2014, the closing date of the Company’s acquisition of the assets of Global Outreach, the Company issued 300,000 shares of common stock to the stockholders of Global Outreach (the “Global Outreach Shares”) pursuant to the Asset Purchase Agreement, dated as of November 26, 2014, among the Company, Global Outreach, Eric Bull, Terri Gladwell and Sergio Zlobin. The issuance of the Global Outreach Shares was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) of the Securities Act. Prior to the issuance of the Global Voice Shares, each of the recipients of the Global Outreach Shares made certain representations to the Company as to the business and financial sophistication of such recipient. The Company did not engage in general solicitation or advertising with regard to the issuance of the Global Outreach Shares and did not and will not offer securities to the public in connection with the issuance of the Global Outreach Shares. The Global Outreach Shares will not be and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Other than as discussed above, we did not sell any other equity securities during the fiscal year ended December 31, 2014 that were not registered under the Securities Act, other than as previously disclosed in our Current Report on Form 8-K filed with the SEC on September 26, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the fiscal year ended December 31, 2014, other than as previously disclosed in our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.

ITEM 6- SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The American economy is changing, and PDN is situated to profit from the opportunities associated with those changes.

According to the Pew Research Center, by the year 2050 the U.S. population is projected to grow by 142 million people, with 82% of that growth represented by immigrants and their descendants, and America will have no single racial group constituting a majority. This means that diverse groups should, both individually and collectively under the banner of diversity, assume a more predominant role in the economy thereby driving support for PDN’s mission and demand for its products.  Perhaps more to the point, the Rand Corporation has explained how corporate America has recognized that a diverse workforce strengthens the bottom line, and its research suggests that “diverse working groups can be more innovative, flexible, and productive; can offer valuable perspectives on important issues; and can better appeal to a consumer base likely to include a growing number” of diverse groups.” Most recently, from Washington to Silicon Valley, and from Wall Street to Hollywood, the message has been made clear and we have adopted the following mandate:

If the American economy is to remain globally competitive, we must remove roadblocks and build economic on-ramps for the diverse small business owners, investors and job seekers who represent the future of economic growth.

Because our management team believes in the long-run efficiency of markets, we believe that a business built to serve America’s new population and meet corporate America’s rising demand for diverse talent is a business built to prosper throughout this economic evolution.  To that end, we have created a blueprint built for growth by focusing on accretive acquisitions that help drive internal growth and position us to supply corporate America’s demand for diverse talent while providing education, access and opportunity for diverse job-seekers across all major affinities.

Our management team is focused on helping our shareholders profit from the evolving economy.  By the close of 2014 we put our blueprint to work and successfully began to integrate our three divisions: Professional Diversity Network, with its seven distinct affinity groups; National Association of Professional Women, with its over 700,000 members and nearly 300 local chapters; and Noble Voice, with its offline career consultations, online sales and technology that have allowed us to significantly increase all properties’ web traffic in a scalable manner and exceed our initial targets for matching qualified candidates to jobs available from our strategic partners.  As we rolled out our HireAdvantEdge product, described below, we internally set a goal of 100 job matches per day by April 1.  We exceeded that number in mid-March.

2014 Acquisitions and Integration

In 2014 we acquired NAPW and Noble Voice, based on our theory that if these specific companies were combined we could build platforms to capture synergies that would allow us to own the technology and methods to drive PDN to a leadership position in the field of diversity recruiting.

We believe that PDN and NAPW complemented one another because PDN’s products and services would benefit and help grow the NAPW membership revenue stream and NAPW’s membership database would be an accretive addition to PDN’s affinities.  We believe that Noble Voice complemented PDN and NAPW because its technology would allow outreach to members in new and efficient ways, thereby scaling previous methods and helping to efficiently grow revenue.  We believe that PDN and NAPW complemented Noble Voice because the customers, members and affinities in both companies provided new, scalable sources of revenue for Noble Voice.  We therefore believe that all three companies, combined, mutually benefit one another and provide a scalable growth environment for all.

As we close 2014 and move into 2015, we are already seeing the fruits of our investment theory in real time.  We have already integrated significant portions of all three companies in terms of underlying support technology, human resources and payroll policy, and company mission and culture.  We believe that we have successfully begun to build a unified operation on a timetable ahead of our initial, internal expectations, and our successes to-date include the following key highlights:

•	Increased cost savings by eliminating redundancies in systems and personnel across all divisions
•	Increased efficiency of personnel management by harmonizing policies across all divisions
•
Decreased risk and increased employee enrichment by creating our Employee Resource Program which brings tangible new benefits to our employees and provides enhanced communication channels so that we can capture ideas and synergies identified by our employees

•	Employed combined resources to introduce a new NAPW website, bringing more value to members and more data to company
•	Combined PDN and Noble Voice sales resources to successfully launch HireAdvantEdge product and begin matching job-seekers to available jobs in real-time
•	Combined all divisions’ resources to reach NAPW members for participation in HireAdvantEdge product
•	Combined PDN and Noble Voice resources to launch beta HireAdvantEdge product’s e-commerce dashboard, allowing the Company to sell qualified candidates via low-cost e-commerce method

•	Combined PDN and NAPW resources to upgrade benefits available to NAPW members across all NAPW membership tiers
•	Combined all divisions’ resources to create new Initial Member tier and deliver upgraded benefits to complimentary NAPW members
•	Combined all divisions’ resources to begin building new revenue pipeline to monetize complimentary NAPW members
•	Combined Noble Voice and NAPW resources to create a low-cost testing environment
•	Combined Noble Voice and NAPW resources to create an improved member support and engagement team
•	Combined resources to greatly increase web traffic and time on site to all PDN, NAPW and Noble Voice online properties
•	Combined resources to greatly increase PDN rate of new member registrations
•	Combined resources to create improved user experience for PDN corporate customers through upgraded recruiter dashboard
•	Combined PDN and Noble Voice resources to use efficient texting technology to support events sales
•	Combined PDN and NAPW resources to deliver an expanded field of career fairs and networking summits

Our past several quarters have been transformational in the sense that we have re-tooled the company to capture opportunities that were not readily available to it before our 2014 acquisitions. Though we believe we are still very early in the process of synergy capture through integration, we have already seen tangible success and begun to realize the theory that underlay each of our 2014 acquisitions.

PDN Operations

We generate revenue from our PDN Network through numerous sources, all of which involve recruitment services designed to meet growing demand for diverse talent. We offer job postings, recruitment advertising, semantic search technology, career and networking events. We also license our recruitment technology platform. We currently have over 900 companies utilizing our products and services. Less than 5% of our revenue is transacted online via ecommerce; the majority of our sales are consummated via direct interaction with our diversity recruitment sales professionals. We generate revenue by contracting with medium to large employers seeking to diversify their employment ranks by advertising and promoting their job opportunities to our networks of diverse professionals and by assisting employers post their job opportunities in a method and manner compliant with the requirements of the OFCCP.

PDN – Marketing Directly to Recruiters

One of PDN’s core business strategies involves marketing our suite of products and services directly to recruiters.  We market to both third-party and in-house corporate recruiters by assessing their diversity recruitment and talent acquisition needs and providing them real-time solutions that deliver diverse talent.  We strongly believe that the industry has no single supplier that allows employers to access diverse candidates as efficiently as we are able to at our scale or quality, or with our unique understanding of the marketplace.

We believe that our approach is both unique and scalable.  Our experience tells us that the diversity recruiting market is fragmented and difficult for diversity recruiting teams to penetrate because the market lacks a centralized point of approach.  PDN solves that problem by developing strategic partnerships with leading organizations and providing a single point of access, which we deliver in an automated and culturally-relevant way that is meaningful to the job seeker.

While we are developing purely online marketing channels to bring recruiters to us, and courting strategic partners who can bring us new clients in bulk, we have found that the diversity recruiting market remains heavily dependent upon personal interaction.  To that end, we currently employ professionals in sales, sales support and marketing who are all trained in selling our products and services. We believe in a team approach to nurturing the relationships we build, and, therefore, have three distinct groups of sales staff and support.  The first includes our table-setters, who are responsible for setting up first meetings with prospect companies.  The second includes our career sales professionals, who conduct the first meeting and mature the conversation to what we hope is a successful conclusion.  The third includes our nurturing sales professionals who provide ongoing account management and are responsible for successful client renewals.

We believe favorable market conditions will be necessary for us to succeed following the termination of our relationships with LinkedIn and Apollo Group and the initiation of our direct marketing initiative. We will need continued adoption of our services and favorable conditions for employment (a tight labor market) to successfully market and sell our recruiting services directly to employers and our ability to succeed is uncertain.

We have segregated the diversity recruitment market into three sectors:

•	Federal, state and local governments and companies and contractors who serve these governmental entities;

•	Small and medium sized businesses as defined by companies with less than 2,500 employees; and

•	Large enterprises with greater than 2,500 employees.

Our sales team is approaching these markets using a combination of telephone and email marketing as well as, in some cases, personal visits to companies and or their recruitment agencies. We also plan to attend major recruitment conferences where diversity recruitment recruiters are in attendance. We have invested in our direct sales infrastructure and expect to continue to do so in the future. We plan to continue to invest in our sales and marketing team in 2015, as they mature to a self-supporting group of professionals. These costs are primarily for sales personnel and to support the sales team with tools such as client relationship management systems, personal computers and travel expenses. The sales expenses are variable and can be adjusted to meet market conditions.

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

PDN – HireAdvantEdge

Today, the recruitment market is highly data-driven.  Employers who previously spent blindly in pursuit of qualified candidates now demand accountability and data about the process and how effectively they are spending.  PDN is solving this with its HireAdvantEdge product, which allows us to deliver to recruiters qualified candidates in an efficient manner with very little lag in time to hire, which is one of the recruiting world’s most important metrics.

Our newest recruitment product is made possible by the combination of Noble Voice’s current interaction with job seekers, its technology and our relationship with employers who desire to recruit qualified diverse talent.  We believe our scale, with 4.5 million opted-in job seekers (those who have agreed to allow us to present opportunities to them), our web to text to web communications path and our relationship with large employers presents a formidable opportunity for the growth of this product.  Furthermore, the benefit of the HireAdvantEdge product to paid NAPW members has already demonstrated engagement and importance to further the membership value proposition.  Helping members secure a new desired job is very important to over 1,000 members of NAPW who have already opted into the program.

We developed HireAdvantEdge through the 4th quarter of 2014 and implemented it in the 1st quarter of 2015.  To-date, we have already exceeded internally-communicated goals for daily matches of job seekers to jobs.  We believe that the success of HireAdvantEdge could be transformational for the industry and, therefore, highly beneficial to PDN and its shareholders.

PDN – Recruitment Advertising.

Diversity recruitment advertising enables recruiters to communicate their career opportunities to diverse candidates using Internet banner ads and email marketing. In the past year we have provided diversity recruitment advertising services to numerous employers. We use sophisticated technology to deliver advertising targeted by geography and occupation. Our targeting is based upon data that we have accumulated relevant to our audiences’ job searches on our sites and vast profiles based upon those user experiences.

We believe that PDN stands apart from the industry in this arena because we are able to promote our clients’ brands in a manner that reflects each client’s commitment to diversity.  In addition to delivering job seekers through our recruiter marketing, it is critical that we deliver to those job seekers jobs with employers they feel good about and who they feel understand them.  Our recruitment advertising solutions provide job seekers with information that we believe allows them to look beyond a brand and deeper into an employer’s core values. Both we and our clients believe that this is critical to hiring success, and our recruitment advertising is expected to be a growing part of our business.

In addition to selling advertising packages and assisting our clients with their branding in this regard, we sell advertising packages which include access to develop “talent communities” within our affinities’ online properties, automated job feeds, access to our database for email marketing, banners within our network and affiliate networks (which reach 28 million job seekers), and re-targeting of directed advertisements.

PDN – Events

We generate revenue through our events division by selling employers access to and placement in or advertising around our diversity job fairs.  In the 4th quarter of 2014 we were able to combine our PDN events division with resources from NAPW to deliver our first combined diversity job fair followed by a networking summit for professional women.  In 2015 we plan to deliver 24 events nationwide, including 5 regional network summits and 1 national summit for NAPW.  The value of these events is multi-fold.  We derive revenue from employers to whom we sell the events; we derive new members to both our PDN affinities and NAPW membership roll from participation in the events; and we derive goodwill and positive publicity for our corporate brands as well as our overall message of diversity and inclusion, which further drives demand for our products and services.

NAPW – Membership Subscriptions

We believe that professionals attain success, in large part, based upon the value of their personal and professional networks.  NAPW was built upon the premise that women have been historically disadvantaged in terms of building financially valuable networks, and that there exists a gap in the market for professional women to successfully network.  Therefore, NAPW provides its members with online networking opportunities  through its members-only site at www.napw.com, as well as through in-person networking at its nearly 300 Local Chapters nationwide, additional career and networking events at select locations (regional and national networking summits), and ancillary (non-networking) benefits such as educational discounts, and shopping, and other membership perks. The information on NAPW’s website is not incorporated by reference in this Annual Report and you should not consider it as part of this Annual Report.

We currently employ 140 sales professionals, 120 of whom sell new membership subscriptions and 20 of whom sell upgraded membership packages and ancillary products (discussed below).  The new membership subscriptions include access to network online through the members-only website, at the Local Chapter meetings, and discounted or free access to regional and national networking summits and continuing education products, depending on the paid membership tier.  New membership subscriptions are provided in five different paid tiers.

We also employ support teams to provide compliance, testing and customer service/support.  Our compliance team is specifically focused on ensuring the integrity of the NAPW sales process.  The team works closely with customer service and sales management to ensure that sales are conducted in an ethical manner and to identify sales representatives who would benefit from enhanced training.  Our testing team consists of representatives who work with our Development and Executive teams to identify new lead-generation, sales and membership product opportunities, and to test those as well as new approaches to our current sales.  Our customer service team, located in our New York, Los Angeles, Darien and Detroit offices, work together to improve engagement with our members and to ensure a high degree of member satisfaction.

NAPW – Upgraded Memberships and Ancillary Products.

Upgraded packages include the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the regional and national networking summits and free continuing education programs; the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence; and the registry product, which allows members to create a durable, historical record chronicling their career achievements.  We have 20 representatives in our New York and Los Angeles offices selling upgraded memberships and ancillary products.  Our aforementioned compliance, testing and customer service teams also support our upgraded membership and ancillary product sales.

Noble Voice – Offline Career Consultations & Online Sales

Our Noble Voice division typically conducts over 20,000 career consultations per week.  We monetize these consultations by using proprietary technology to drive inexpensive online traffic to our offline call center and generating value-added leads for our strategic partners who provide continuing education and career services.  Noble Voice maintains a sophisticated CRM and marketing controls, and is able to efficiently manage the number of consultations to match demand.  We believe that we have a scalable platform that can continue to meet demand as it rises.  We also generate revenue through Noble Voice’s online sales of recruiting advertising products.

Noble Voice – Technology Catalyst

We believe in the acquisition of Noble Voice not only for its valuable business model and revenue stream, but also for its potential as a technology catalyst.  As described, we have leveraged Noble Voice’s technology to-date to enable us to roll out our HireAdvantEdge product, which is already working to supply our clients’ demand for job seekers in real time; to improve our methods of communication to prospects and leads for lead-generation; to deliver upgraded benefits not only to our NAPW members and members of the PDN affinities but to our clients through their client portal; to deliver the new NAPW website; to drive a significant increase in web traffic and time on site; and to greatly increase the rate of new user registrations on our online properties.  We believe that we will continue to leverage Noble Voice resources going forward in a manner that continues to help us gain efficiencies.

Results of Operations

Comparison of the Year Ended December 31, 2014 with the Year Ended December 31, 2013

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods (certain items may not foot due to rounding). The period to period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,		Change	Change
	2014	2013	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$2,921	$2,468	$453	18.4%
Consumer advertising and consumer marketing solutions revenue	1,492	1,566	(74)	(4.7%)
Membership fees and related services	5,932	-	5,932	100.0%
Lead generation revenues	1,061	-	1,061	100.0%
Product sales and other revenue	238	-	238	100.0%
Total revenues	11,644	4,035	7,610	188.6%

Costs and expenses:
Cost of services	2,154	1,153	1,001	86.8%
Sales and marketing	8,041	2,347	5,694	242.6%
General and administrative	6,392	2,268	4,124	181.8%
Depreciation and amortization	1,084	282	802	284.4%
Gain on bargain purchase of business	(430)	-	(430)	100.0%
Gain on sale of property and equipment	-	(4)	4	(100.0%)
Total costs and expenses	17,241	6,045	11,195	185.2%
Loss from operations	(5,598)	(2,010)	(3,585)	(178.5%)

Other expense, net	(1,114)	(137)	(977)	713.1%
Change in fair value of warrant liability	(9)	330	(339)	(102.7%)
Income tax benefit	(3,062)	(381)	(2,681)	703.7%
Net loss	$(3,658)	$(1,436)	$(2,220)	154.7%

	Years Ended December 31,
	2014	2013
Percentage of revenue by product:
Recruitment services	25%	61%
Consumer advertising and consumer marketing solutions revenue	13%	39%
Membership fees and related services	51%	0%
Lead generation revenues	9%	0%
Product sales and other revenue	2%	0%

During the fiscal years ended December 31, 2014 and 2013, we recognized $2,921,000 and $2,468,000, respectively, of revenues related to direct sales of our recruitment services. This increase in direct sales is primarily attributable to the successful execution by our sales and marketing team of its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced early adoption of our OFCPP compliance product services by a number of customers. Additionally, direct sales of our recruitment services were positively impacted as a result of the termination of our agreement with LinkedIn, since we no longer have post termination restrictions on our ability to sell any employers our diversity recruitment services and we are not restricted from entering into direct recruitment relationships with those companies that are using our products and services via the LinkedIn reseller agreement.

Contributing to this increase was $784,000 of revenues generated from our Events Division in 2014. At the end of the third quarter of 2013, we completed the purchase of specific assets from PSI and realized $167,000 of revenue in that year. PSI had been operating diversity focused Job Fairs throughout the country for over 20 years.

Revenue from our consumer advertising and consumer marketing solutions was $1,492,000 for the year ended December 31, 2014, compared to $1,566,000 for the year ended December 31, 2013. The year over year decrease was primarily the result of the termination of our agreement with Apollo Group on October 9, 2014 which resulted in lost fixed monthly fees of $116,667. The Apollo Agreement would have otherwise expired by its terms on February 28, 2015. The year over year decrease was partially offset by an increase in revenue generated from agreements with our partner organizations, which amounted to $358,000 for the year ended December 31, 2014, compared to $127,000 for the year ended December 31, 2013, resulting from the addition of new partners.

NAPW realized $6,170,000 in total revenue from the date of acquisition on September 24, 2014 through December 31, 2014. As noted above, the Company anticipates that in future periods, the revenue generated from the NAPW Network will be greater than revenue generated from the PDN Network, and will be material to the Company’s financial condition and results of operations. The Company began to significantly increase its energies and spending on sales opportunities and membership benefit services after the close of the Merger on September 24, 2014. We anticipate that these investments, which are a combination of improvements that leverage PDN’s technology and enhance membership services and support and our consistent, continuing investments in lead generation, will result in an increase in both membership sales in the near, mid and long term as well as an increase in renewals in the mid and long term.

Noble Voice, which was acquired on November 26, 2014, generated $1,061,000 of revenue for the period of November 26, 2014 through December 31, 2014.

Operating Expenses

Cost of sales and services expense: Cost of sales and services during the year ended December 31, 2014 was $2,154,000, an increase of $1,001,000, or 86.9%, from $1,153,000 for the year ended December 31, 2013.The increase was due to (i) $179,000 of costs of products and membership services from NAPW and $365,000 from Noble Voice services that were incurred after the acquisition of each, (ii) a $ 180,000 increase in technology delivery services by PDN for the year ended December 31, 2014 resulting from the growth of our OFCCP compliance product, (iii) an increase of $142,000 of direct costs incurred in connection with our Events Division for the year ended December 31, 2014, which had been acquired at the end of the third quarter of 2013 and (iv) an increase of $135,000 of revenue sharing to our partner organizations due to the addition of new partners and the growth in partner revenue.

Sales and marketing expense: Sales and marketing expense for the year ended December 31, 2014 was $8,041,000, an increase of $5,694,000, or 242.6%, compared to $2,347,000 for the year ended December 31, 2013. The increase primarily consisted of $4,848,000 of sales and marketing expenses from NAPW since its acquisition date, which included $1,848,000 of wages and benefits for the NAPW sales team and $3,000,000 of digital advertising and direct mail costs to generate leads, and an increase of $850,000 for the year ended December 31, 2014 in sales and marketing salaries, commissions and benefits for PDN which resulted from hiring additional staff to support our direct sales capabilities.

General and administrative expense: General and administrative expenses increased by $4,124,000, or 181.8%  to $6,3926,000 for the year ended December 31, 2014, compared to $2,268,000 for the year ended December 31, 2013, primarily due to (1) $2,835,000 of expenses from NAPW and $681,000 from Noble Voice from each respective acquisition date to December 31, 2014 and (2) stock based compensation expense of $565,000 incurred in connection with the granting of stock as a component of the employment contracts of the former owners of Noble Voice and options granted to certain members of management and employees. Additionally, in connection with the acquisition of PSI in June 2013, we committed to pay the former chief executive officer a minimum additional $100,000 on each of September 30, 2014 and 2015, contingent upon his continued employment with us and divisional results on each of those respective dates. We recorded an expense of $100,000 related to these contingent liabilities during the year ended December 31, 2014.

Depreciation and amortization expense: Depreciation and amortization expense for the year ended December 31, 2014 was $1,084,000, compared to $282,000 for the year ended December 31, 2013, an increase of $802,000 or 284.4% which was primarily due to a $711,000 increase in amortization expense, resulting from the amortization of the intangible assets of $14,905,000 acquired from Old NAPW and $650,000 from Noble Voice and an $87,000 increase in depreciation and amortization related to the additions to capitalized software relating to web product platform development to support emerging technologies and to the acquired software technology from CareerImp Inc. in June 2013.

Gain on bargain purchase of business: In connection with our acquisition of Noble Voice on November 26, 2014, we recognized a $430,000 gain on the bargain purchase of Noble Voice, which represents the excess of the fair value of the net assets acquired over the purchase price.

Other Expenses

Included in other expenses, net, for the years ended December 31, 2014 and 2013 is interest expense in the amount of $3,000 and $155,000, respectively. Interest expense in 2014 is the result of the note payable to Proman which had been issued in conjunction with the acquisition of Old NAPW. Interest expense for 2013 is primarily attributable to the amortization of the discount on the note payable to one of the note holders as the note was exchanged to equity upon our reorganization on March 4, 2013. Amortization of the discount amounted to $0 and $155,000 for the year ended December 31, 2014 and 2013, respectively, for the note. Acquisition related costs of $1,195,000 for the year ended December 31, 2014 were for professional services and fees directly related to our merger with Old NAPW and our purchase of the assets of Global Outreach Ventures.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. During the year ended December 31, 2014, we recorded a non-cash loss of $9,000 related to changes in the fair value of our warrant liability liabilities. The change in the fair value of our warrant liability for the year ended December 31, 2014 was primarily the result of changes in our stock price.

Income Tax Benefit

As a result of the Company’s completion of its IPO, the Company’s results of operations are taxed as a C Corporation. Prior to the IPO, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes was recorded for periods prior to March 4, 2013 (the date on which the tax status changed to a C Corporation).

This change in tax status in 2013 to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities at the date of the IPO. This resulted in a net deferred tax benefit of $3,062,000 and $381,000 being recognized and included in the tax provisions for the years ended December 31, 2014 and 2013, respectively. The tax benefit was determined using an effective tax rate of 38.8% and 40.6% for the year ended December 31, 2014 and for the period from March 4, 2013 to December 31, 2013, respectively.

The unaudited pro forma computation of income tax benefit included in the statements of comprehensive loss represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

Critical Accounting Policies and Estimates

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting standards applicable to public companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Upon issuance of new or revised accounting standards that apply to our consolidated financial statements, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting guidelines.

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the consolidated financial statements.

We base our estimates on our historical experience knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included at the end of this Annual Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

Business Combinations

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive loss.

Revenue Recognition

Our principal sources of revenue are recruitment revenue, consumer marketing and consumer advertising revenue, membership subscription fees, lead generation revenues and product sales. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from LinkedIn and our direct ecommerce sales. Revenues from recruitment services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable. Our recruitment revenue is derived from agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services.

Consumer marketing and consumer advertising revenue is recognized either based upon a fixed fee for revenue sharing agreements in which payment is required at the time of posting, or billed based upon the number of impressions (the number of times an advertisement is displayed) recorded on the websites as specified in the customer agreement.

Revenue generated from NAPW Network membership subscriptions is recognized ratably over the 12 month membership period, although members pay their annual fees at the commencement of the membership period. Revenue from related membership services are derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements. Fees related to these services are recognized as revenue at the time the on-line profile is complete and press release is distributed.

We derive lead generation revenues pursuant to arrangements with for-profit educational centers. Under these arrangements, we match educational centers with potential candidates, pursuant to specific parameters defined in each arrangement. We invoice the educational centers on a monthly basis based upon the number of leads provided.  Revenues related to lead generation are recognized at the time the educational centers are invoiced.\

Income Taxes

Upon the consummation of our reorganization (from an Illinois limited liability company into a Delaware corporation) on March 5, 2013, the Company is now taxed as a “C” Corporation from the time of reorganization. We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities resulting from these differences are reflected on our balance sheet for temporary differences in loss and credit carryforwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of and for the years ended December 31, 2014 and 2013, respectively, and is intended to supplement the more detailed discussion that follows:

	December 31,
	2014	2013
	(in thousands)

Cash and cash equivalents	$1,519	$18,736
Short-term investments	$5,199	$0
Working capital (deficit)	$(5,998)	$18,533

Our principal sources of liquidity are our cash and cash equivalents, short-term investments the net proceeds from our initial public offering. Our payment terms for PDN customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. We collect NAPW membership fees generally at the commencement of their membership term or at renewal dates thereafter. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

In March 2013, we received an approximately $18.1 million cash infusion in connection with the completion of our IPO.

Under our business agreement with LinkedIn, LinkedIn made fixed quarterly payments to us in the amount of $500,000 per quarter and paid us commissions for sales of our services in excess of certain thresholds. The agreement with LinkedIn terminated on March 29, 2014 and, as a result, LinkedIn is no longer a reseller of the Company’s products or services and the Company will not receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn. Accordingly, the termination of our agreement with LinkedIn has had a material impact on revenue and operating cash flow in the near term. However, as of March 30, 2014, we are now permitted to market and sell our products to any company, including those 1,000 companies on LinkedIn’s restricted account list because as part of our termination arrangement with LinkedIn, the restricted account list no longer applies. The Company has implemented a plan to actively engage with the 1,000 companies that were formerly restricted from us by agreement with LinkedIn. In addition we will also be marketing to customers that purchased our products through contracts with LinkedIn with the intent of renewing those contracts directly as they expire over the coming 12 months. We feel that our existing salesforce has the capacity to service the additional potential customers we will target as a result of the termination of the LinkedIn agreement.

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

The Merger with NAPW resulted in a reduction in the amount of cash and short-term investments of the Company. The consideration for the Merger consisted of $3,555,000 paid by the Company in cash to the former sole shareholder of Old NAPW, fees of approximately $474,000 paid by the Company to the Company’s financial advisor, Aegis Capital Corp. and fees of approximately $349,000 paid by the Company to its legal and accounting advisors. The Company believes that it has more than adequate liquidity to meet its needs for the foreseeable future. Furthermore, we expect the Company to generate cash in 2015 from the reduction of operating costs resulting from efficiencies gained by combining our organizations, elimination of non-recurring expenses related to the acquisitions in 2014 and the addition of a full year of revenues of NAPW and Noble Voice.

We intend to continue to make investments to support our business growth and may require additional funds to increase our sales and marketing efforts and product development and acquire complementary businesses and technologies. We may need to engage in equity or debt financings to secure additional funds. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the next twelve months, however, the Company may choose to raise additional cash by undertaking a public or private offering of its securities.

	Years Ended December 31,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(8,790)	$(415)
Investing activities	(8,614)	(470)
Financing activities	187	18,753
Net (decrease) increase in cash and cash equivalents	$(17,217)	$17,868

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used In Operating Activities

Net cash used in operating activities for the year ended December 31, 2014 was $8,790,000. The cash flow used in operations during 2014 was primarily attributable to changes in our assets and liabilities, mainly consisting of a decrease in accounts receivable of $371,000 and an increase in deferred revenue of $175,000. Accounts receivable decreased approximately 15.8% in 2014 while our revenue increased 9.4%. The decrease in accounts receivable was due to the collection of outstanding receivables. We had a net loss of $3,658,000 which was partially offset by non-cash depreciation and amortization of $1,084,000, a non-cash deferred tax benefit of $3,062,000, a non-cash net gain on the bargain purchase of Noble Voice of $430,000, the fair value of warrants issued to an advisor in connection with our acquisition of Old NAPW of $139,000, stock-based compensation expense of $565,000 and the amortization of premiums paid on short-term investments of $87,000. Cash was also used to prepay a license fee of $450,000 for rights to market a patented technology product, and decrease accounts payable and accrued expenses of $4,177,000. Operating cash was also provided by customer deposits of $450,000. NAPW revenues are primarily generated through the sales of 12 month memberships and renewals. Memberships are paid when acquired or renewed and entitle the member to benefits for the following 12 months. Commissions for sales of new memberships are accrued in the month sold. As a result, although cash is received in the month of sale, revenue is deferred and commission expense is recognized ratably over the year of membership.

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

Net Cash Used in Investment Activities

Net cash used in investing activities for the year ended December 31, 2014 was $8,614,000 consisting of $15,526,000 from the purchase of short-term investments, $3,111,000 paid as partial consideration for the acquisition of Old NAPW, $180,000 invested in developed technology and $38,000 in purchases of property and equipment, offset by $10,240,000 of proceeds from the sale and maturities of short-term investments.

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

Net Cash Provided by Financing Activities

Net cash used in financing activities during the year ended December 31, 2014 was $187,000 which includes $26,000 for the repurchase of Company stock and $7,000 for the payment of capital leases. Additionally, financing activities were impacted by a change in merchant reserve deposits of $831,000 and a change in a merchant reserve loan advance by $447,000.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

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

In August 2014, the FASB, issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its consolidated financial position or results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are included on pages F-1 through F-31 of this Annual Report. See Item 15(a)(l) for a listing of financial statements provided.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not yet effective as of the end of the period covered in this Annual Report on Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal controls based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework) as of December 31, 2014, the end of the period covered in this Annual Report on Form 10-K.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management has concluded that, as of December 31, 2014, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we identified deficiencies in controls related to the segregation of incompatible duties and the application of complex accounting principles. While we believe we have other controls in place that are operating effectively and mitigate the risk of material misstatement, these control deficiencies could result in a misstatement of the presentation and disclosure of our financial statements that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness in our internal control over financial reporting as of December 31, 2014.

Plan for Remediation of Material Weakness

During 2014 and into the first quarter of 2015, we undertook certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2014.

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

With the acquisition of NAPW and Noble Voice, we have been able to expand our Accounting and Finance department and plan to reallocate roles and responsibilities in order to improve our segregation of duties.

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

Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Registrant

For information required by this item regarding executive officers, refer to “Executive Officers of the Registrant” in Item 4A of this Annual Report. Other information required by this item including regarding directors will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the sections entitled “Proposal 1: Nomination and Election of Directors – Nominees for Director,” “Corporate Governance – Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the SEC with respect to the Company’s 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”).

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the sections entitled “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the sections entitled “Corporate Governance – Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence” in the 2015 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be filed with the SEC within 120 days of the end of the fiscal year covered by this report in an amendment to this Annual Report on Form 10-K or will be incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm” in the 2015 Proxy Statement.

PART IV

ITEM 15- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      1.  Financial Statements

The financial statements and schedules listed in the accompanying Index to Consolidated Financial on page F-1 are filed as part of this report.

2.  Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.

3.  Exhibits

See the Exhibit Index included as the last part of this report (following the signature page), which is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Professional Diversity Network, Inc.

We have audited the accompanying consolidated balance sheets of Professional Diversity Network, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Diversity Network, Inc. and Subsidiaries, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp
New York, NY
March 31, 2015

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

Current Assets:
Cash and cash equivalents	$1,519,467	$18,736,495
Accounts receivable	3,448,748	1,218,112
Short-term investments	5,198,878	-
Incremental direct costs	900,868	-
Prepaid license fee	337,500	-
Prepaid expenses and other current assets	381,057	99,094
Deferred tax asset	58,200
Total current assets	11,844,718	20,053,701

Property and equipment, net	874,769	54,781
Capitalized technology, net	526,070	692,511
Goodwill	45,180,531	735,328
Intangible assets, net	14,934,225	90,400
Merchant reserve	860,849	-
Deferred tax asset	-	380,832
Security deposits	371,310	12,644
Total assets	$74,592,472	$22,020,197

Current Liabilities:
Accounts payable	$4,941,135	$222,961
Accrued expenses	549,727	188,462
Deferred revenue	10,078,938	1,024,420
Customer deposits	337,500	-
Notes payable	1,389,386	-
Note payable - related party	437,186	-
Warrant liability	93,789	85,221
Capital lease obligations	15,232	-
Total current liabilities	17,842,893	1,521,064

Deferred rent	25,946	-
Deferred tax liability	3,081,611	-
Total liabilities	20,950,450	1,521,064

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value, 25,000,000 shares authorized, 12,928,072 shares and 6,318,227 shares issued as of December 31, 2014 and 2013, respectively, and 12,719,689 and 6,316,027 shares outstanding as of December 31, 2014 and 2013, respectively	127,280	63,182
Additional paid in capital	58,646,322	21,883,593
Accumulated deficit	(5,094,463)	(1,436,387)
Treasury stock, at cost; 8,382 shares at December 31, 2014 and 2,200 shares at December 31, 2013	(37,117)	(11,255)
Total stockholders' equity	53,642,022	20,499,133

Total liabilities and stockholders' equity	$74,592,472	$22,020,197

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013

Revenues
Recruitment services	$2,920,791	$2,468,382
Consumer advertising and consumer marketing solutions revenue	1,491,943	1,566,262
Membership fees and related services	5,932,138	-
Lead generation revenue	1,061,041	-
Product sales and other revenue	237,818	-
Total revenues	11,643,731	4,034,644

Costs and expenses:
Cost of sales and services	2,153,900	1,152,544
Sales and marketing	8,040,797	2,346,847
General and administrative	6,392,109	2,268,118
Depreciation and amortization	1,084,451	281,648
Gain on bargain purchase of business	(429,956)	-
Gain on sale of property and equipment	-	(4,158)
Total costs and expenses	17,241,301	6,044,999

Loss from operations	(5,597,570)	(2,010,355)

Other income (expense)
Interest expense	(3,370)	(155,136)
Interest and other income	84,519	25,765
Acquisition related costs	(1,195,195)	-
Loss on sale of marketable securities	-	(7,640)
Other income (expense), net	(1,114,046)	(137,011)

Change in fair value of warrant liability	(8,568)	330,147

Loss before income tax benefit	(6,720,184)	(1,817,219)
Income tax benefit	(3,062,108)	(380,832)
Net loss	$(3,658,076)	$(1,436,387)

Other comprehensive (loss) income:
Net loss	$(3,658,076)	$(1,436,387)
Reclassification adjustments for losses on marketable securities included in net income	-	7,640
Comprehensive loss	$(3,658,076)	$(1,428,747)

Net loss per common share, basic and diluted	$(0.46)	$(0.23)

Weighted average shares used in computing net loss per common share:
Basic and diluted	8,016,074	6,318,085

Pro forma computation related to conversion to a C corporation upon completion of initial public offering in 2013:
Historical pre-tax net loss before taxes		$(1,817,219)
Pro-forma tax benefit		(740,939)
Pro-forma net loss		$(1,076,280)
Pro-forma loss per share - basic and diluted
Unaudited pro-forma loss per share		$(0.17)
Weighted average number of shares outstanding		6,318,085

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance at January 1, 2013	3,487,847	34,878	2,751,827	-	-	-	1,503	2,788,208

Conversion of debt to equity	205,380	2,054	1,640,982	-	-	-	-	1,643,036

Net proceeds from initial public offering	2,625,000	26,250	17,690,784	-	-	-	-	17,717,034

Reclassification adjustments for losses on marketable securities included in net loss	-	-	-	-	-	-	7,640	7,640

Unrealized holding loss on marketable securities	-	-	-	-	-	-	(9,143)	(9,143)

Repurchase of common stock	-	-	-	-	2,200	(11,255)	-	(11,255)

Distribution to members	-	-	(200,000)	-	-	-	-	(200,000)

Net loss	-	-	-	(1,436,387)	-	-	-	(1,436,387)

Balance at December 31, 2013	6,318,227	$63,182	$21,883,593	$(1,436,387)	2,200	$(11,255)	$-	$20,499,133

Issuance of common stock in connection with acquisition of NAPW, Inc.	6,309,845	63,098	35,208,935	-	-	-	-	35,272,033

Fair value of options issued in connection with acquisition of NAPW	-	-	556,496	-	-	-	-	556,496

Fair of warrants issued in connection with acquisition of NAPW	-	-	294,342	-	-	-	-	294,342

Fair value of warrants issued to financial advisor in connection with acquisition of NAPW	-	-	138,768	-	-	-	-	138,768

Repurchase of common stock	-	-	-	-	6,182	(25,862)	-	(25,862)

Stock-based compensation	99,999	1,000	564,188	-	-	-	-	565,188

Net loss	-	-	-	(3,658,076)	-	-	-	(3,658,076)

Balance at December 31, 2014	12,728,071	$127,280	$58,646,322	$(5,094,463)	8,382	$(37,117)	$-	$53,642,022

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,658,076)	$(1,436,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,084,450	281,648
Deferred tax benefit	(3,062,108)	(380,832)
Gain on bargain purchase of business	(429,956)	-
Stock-based compensation expense	565,188	-
Fair value of warrants issued to advisor in connection with acquisition	138,768	-
Amortization of prepaid license fees	112,500
Amortization of premium on short-term investments, net	86,655	-
Amortization of customer deposits	(112,500)
Change in fair value of warrant liability	8,568	(330,147)
Loss on sale of marketable securities, net	-	7,640
Gain on sale of property and equipment	-	(4,158)
Interest added to notes payable	-	16,881
Accretion of interest on notes payable	2,604	138,255
Changes in operating assets and liabilities:
Accounts receivable	371,277	756,122
Prepaid expenses and other current assets	38,969	(28,445)
Incremental direct costs	30,258	-
Prepaid license fee	(450,000)	-
Accounts payable	(2,547,059)	(46,294)
Accrued expenses	(1,629,998)	85,812
Deferred income	174,518	524,420
Deferred rent	25,946	-
Customer deposits	450,000	-
Other assets	10,000	-
Net cash used in operating activities	(8,789,996)	(415,485)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	10,240,000	242,206
Purchases of short-term investments	(15,525,533)	-
Cash paid for acquisition, net of cash acquired	(3,110,646)	(135,945)
Costs incurred to develop technology	(180,314)	(354,808)
Purchases of property and equipment	(37,850)	(38,424)
Cash paid to purchase technology	-	(200,000)
Proceeds from sale of property and equipment	-	6,203
Security deposits		11,067
Net cash used in investing activities	(8,614,343)	(469,701)

Cash flows from financing activities:
Repurchase of common stock	(25,862)	(11,255)
Payments of capital leases	(7,165)	-
Merchant reserve	667,709	-
Merchant cash advances	(447,371)	-
Distributions to members	-	(200,000)
Proceeds from IPO, net of offering costs	-	19,474,565
Deferred IPO costs	-	(509,923)
Net cash provided by financing activities	187,311	18,753,387

Net (decrease) increase in cash and cash equivalents	(17,217,028)	17,868,201
Cash and cash equivalents, beginning of year	18,736,495	868,294
Cash and cash equivalents, end of year	$1,519,467	$18,736,495

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
Common stock issued in connection with acquisition of NAPW	$35,272,033	$-
Fair value of options issued in connection with acquisition of NAPW	$556,496	$-
Fair value of warrants issued in connection with acquisition of NAPW	$294,342	$-
Promissory note issued in connection with acquisition of Global Outreach	$1,389,386	$-
Conversion of notes payable to equity	$-	$1,643,036
Reduction of additional paid-in capital for deferred IPO costs	$-	$1,342,163
Fair value of warrant liabilities	$-	$415,368

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), as well as Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. The Company is a corporation organized under the laws of Delaware, originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its members in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect members with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals though its website, as well as at events hosted at its local chapters across the country.  Our Noble Voice division typically conducts over 20,000 career consultations per week.  We monetize these consultations by using proprietary technology to drive inexpensive online traffic to our offline call center and generating value-added leads for our strategic partners who provide continuing education and career services.

2. Liquidity, Financial Condition and Management’s Plans

The Company funds its operations principally from cash on hand and accounts receivable collected.

The Company completed an initial public offering (“IPO”) of its equity securities (Note 12) on March 8, 2013 and received $19.5 million in proceeds, net of offering costs. The Company incurred approximately $1.3 million of IPO expenses through December 31, 2013 in its efforts to complete the IPO. Expenses incurred in connection with the IPO were accounted for as a reduction of the offering proceeds.

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

As more fully described in Note 14, we entered into a diversity recruitment partnership agreement with LinkedIn Corporation (“LinkedIn”) on November 12, 2012, which became effective on January 1, 2013 and terminated on March 29, 2014. Under our business agreement with LinkedIn, LinkedIn made fixed quarterly payments to us in the amount of $500,000 per quarter and paid us commissions for sales of our services in excess of certain thresholds. The agreement with LinkedIn terminated on March 29, 2014 and, as a result, LinkedIn is no longer a reseller of the Company’s products or services and the Company will not receive the fixed quarterly payments of $500,000 or have the potential to earn additional commission revenue from LinkedIn. The termination of our agreement with LinkedIn has had a material impact on revenue and operating cash flow in the near term. However, as of March 30, 2014, we are permitted to market and sell our products to any company, including those 1,000 companies on LinkedIn’s restricted account list because as part of our termination arrangement with LinkedIn, the restricted account list will no longer apply. The Company has implemented a plan to actively engage with the 1,000 companies that were formerly restricted from us by the agreement with LinkedIn. In addition, we are also marketing to customers that had purchased our products through contracts with LinkedIn with the intent of renewing those contracts directly as they expire over the coming 12 months. We feel that our existing salesforce has the capacity to service the additional potential customers we are targeting as a result of the termination of the LinkedIn agreement.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

The termination of our agreements with LinkedIn on March 29, 2014 and Apollo in September 2014 had a material impact on revenue and operating cash flow during the year ended December 31, 2014. In response to this and to help mitigate the impact of the loss of revenue, the Company adjusted its business plan and focused on its key areas of strength, including, but not limited to:

•	It’s ability to sell directly, instead of as a reseller, and earn 100% of each sale;
•	Benefit from new enhanced OFCCP regulations enhancing demand for the Company’s products and services;
•	Benefit from the strength of the Company’s business foundation and management team; and
•	Pursue potential acquisition opportunities in the recruitment industry.

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

The Company is closely monitoring and controlling operating costs and capital requirements and has developed an operating plan for 2015 which is projected to result in positive cash flow for the year ended December 31, 2015. The Company is also leveraging the benefits of the combined operations and has actively begun eliminating duplicative costs across the organization. Operating results for the year ended December 31, 2014 include a significant amount of one-time costs related to the Company’s acquisitions that will not recur going forward. The Company has also developed new products that leverage the operating strengths of the three distinct business units and anticipate positive market acceptance. Management believes that the Company’s cash, investments on hand and anticipated cash to be received from expected future sales will be sufficient to sustain operations for the next twelve months. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity.

3. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Short-Term Investments - All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. The Company classifies short-term investments as held to maturity and carries them at amortized cost if the Company has the positive intent and ability to hold the securities to maturity. The Company did not sell or transfer any of its marketable securities during the year ended December 31, 2014 and does not anticipate selling or transferring these investments before their maturity date. The Company did not have any short-term investments at December 31, 2013. As of December 31, 2014, the short-term investments of municipal bonds and corporate fixed income bonds are classified as “Level 2.”

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Certificates of deposit	$1,099,775	$1,168	$-	$1,100,943
Municipal bonds	536,046	-	(6,572)	529,474
Corporate fixed income bonds	3,563,057	808,948	-	4,372,005
	$5,198,878	$810,116	$(6,572)	$6,002,422

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company has deemed it unnecessary to establish an allowance for doubtful accounts as of December 31, 2014 and 2013.

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. The commissions are deferred and amortized over the term of membership, which is a 12 month period. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss. Amortization expense amounted to $540,130 and $0 for the years ended December 31, 2014 and 2013, respectively.

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

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Capitalized Technology Costs - In accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are amortized over the estimated useful lives of the software assets on a straight-line basis, generally not exceeding three years.

Business Combinations - ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive loss.

Goodwill and Intangible Assets - The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. There was no impairment of goodwill as of December 31, 2014.

Intangible assets represent sales process, paid membership relationships member lists, developed technology and trade names/trademarks related to NAPW. Additionally, the Company has a trade name related to iHispano.com. Finite lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite lived intangible assets are not amortized, but instead are subject to impairment evaluation. There was no impairment of intangible assets as of December 31, 2014.

Deferred Revenue - Deferred revenue includes customer deposits received prior to performing services which are recognized as revenue when revenue recognition criteria are met.

Treasury Stock – Treasury stock is recorded at cost as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Lead Generation Revenue

The Company derives lead generation revenues pursuant to arrangements with for-profit educational centers. Under these arrangements, the Company matches educational centers with potential candidates, pursuant to specific parameters defined in each arrangement. The Company invoices the educational centers on a monthly basis based upon the number of leads provided.  Revenues related to lead generation are recognized at the time the educational centers are invoiced.

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

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of advertising contracts and is amortized over the life of the applicable contract, which, as of December 31, 2014 consisted of one 18 month contract. For the years ended December 31, 2014 and 2013, the Company incurred advertising and marketing expenses of approximately $2,215,000 and $813,000, respectively. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive loss. At December 31, 2014 and 2013, advertising costs of $52,920 and $0, respectively, are recorded in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Income Taxes - As a result of the Company’s completion of its IPO, the Company’s results of operations are taxed as a C Corporation. Prior to the IPO, the Company’s operations were taxed as a limited liability company, whereby the Company elected to be taxed as a partnership and the income or loss was required to be reported by each respective member on their separate income tax returns. Therefore, no provision for income taxes has been provided in the accompanying consolidated financial statements for periods prior to March 4, 2013 (the date on which the tax status changed to a C Corporation).

This change in tax status in 2013 to a taxable entity resulted in the recognition of deferred tax assets and liabilities based on the expected tax consequences of temporary differences between the book and tax basis of the Company’s assets and liabilities as of the date of the IPO. This resulted in a net deferred tax benefit of $3,062,108 and $380,832 being recognized and included in the tax provision for the years ended December 31, 2014 and 2013, respectively. The tax benefit was determined using an effective tax rate of 38.8% and 40.6% for the year ended December 31, 2014 and for the period from March 4, 2013 to December 31, 2013, respectively.

The unaudited pro forma computation of income tax benefit included in the 2013 consolidated statements of comprehensive loss represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented. Pro forma taxes are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during each period. Actual rates and expenses could have differed had the Company actually been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement basis and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of the guidance did not have a significant effect on the Company’s accounting and disclosures for income taxes. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. There were no unrecognized tax benefits as of December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to examination by federal and state taxing authorities for the 2013 and subsequent tax years.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments, accounts payable and accrued liabilities, are carried at historical cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

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

The following table presents a summary of fair value measurements for certain financial instruments measured at fair value on a recurring basis:

		December 31,
Financial Instrument	Level	2014	2013
Warrant liability	3	$93,789	$85,221

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

As of December 31, 2014 and 2013, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2014 and 2013 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

	2014	2013
Warrants to purchase common stock	362,500	131,250
Stock options	346,000	-
Unvested restricted stock	200,001	-
	908,501	131,250

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 201-09). ASU 201-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

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

In August 2014, the FASB, issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its consolidated financial position or results of operations.

Subsequent Events – The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are filed for potential recognition or disclosure. Any material events that occur between the balance sheet date and filing date are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that exist at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

4. Acquisitions

Acquisition of Noble Voice

On November 26, 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Outreach Ventures, Inc. (“Global Outreach”), Eric Bull (“Mr. Bull”), Terri Gladwell (“Ms. Gladwell”) and Sergio Zlobin (“Mr. Zlobin,” and together with Mr. Bull and Ms. Gladwell, the “Stockholders”), pursuant to which the Company acquired all of the issued and outstanding membership interests of Noble Voice’s wholly-owned subsidiaries, Noble Voice LLC (“Old Noble Voice”) and Compliant Lead LLC (“Compliant” and, together with Old Noble Voice, “Noble Voice”) for an aggregate purchase price of $1,389,386, consisting of a promissory note as described below. The Company will leverage Noble Voice’s technology to-date to enable the Company to roll out its HireAdvantEdge product, a product which allows the Company to deliver qualified candidates to recruiters. Management believes that the acquisition of Noble Voice provides the Company with the required scale to meet the needs of employers seeking to hire diverse talent.

Simultaneously with the closing of the acquisition, Old Noble Voice and Compliant entered into a non-interest bearing promissory note (“Promissory Note”) with Victory Holdings Group, LLC (“Victory Holdings”), a company owned by a former member of Noble Voice. Pursuant to Promissory Note, Old Noble Voice and Compliant agreed to pay Victory Holdings an aggregate initial amount of $1,389,386. The initial amount to be repaid under the Promissory Note is subject to modification based upon collected accounts receivable and assumed accounts payable included in the acquisition. The Promissory Note requires monthly payments, subject to the modifications as defined in the Purchase Agreement, beginning on January 2, 2015 through and including December 1, 2015. The Promissory Note is secured by a security interest in the accounts receivable as of the closing date of November 26, 2014. At December 31, 2014, the amount outstanding under the Promissory Note is $1,389,386.

On November 26, 2014, the Company entered into an employment agreement with each of Mr. Bull, Ms. Gladwell and Mr. Zlobin, pursuant to which Mr. Bull, Ms. Gladwell and Mr. Zlobin will serve as the Company’s Vice President and General Manager, Vice President and Marketing Manager, and Vice President and Technology Manager, respectively. Pursuant to the employment agreements, each Stockholder will receive a base salary of $180,000 per annum and are eligible to receive and annual bonus determined at the discretion of the Company’s Board of Directors. In addition, Mr. Zlobin is entitled to receive an additional $150,000 bonus based upon the achievement of certain targets, as defined in his employment agreement, and subject to his continued employment through the applicable payment date. The employment agreements also granted each Stockholder 100,000 restricted shares of the Company’s common stock (see Note 13).

In connection with the acquisition, the Stockholders entered into a Lock-Up Agreement with the Company whereby the Stockholders agreed not, without prior written consent of the Company’s Board of Directors offer to sell, sell or otherwise dispose of, or encumber, any shares of the Company’s common stock received by them pursuant to their respective employment agreements before the expiration of twelve months following the issuance and vesting of such shares of the Company’s common stock pursuant to and in accordance with such employment agreements.

The acquisition of Noble Voice was accounted for under the acquisition method of accounting.  Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Noble Voice are included in the consolidated financial statements from the effective date of acquisition of November 26, 2014.  Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred.  The Company performed such a reassessment and concluded that the values assigned for the Noble Voice acquisition result in a fair measurement of the purchase price allocation for financial statement recognition purposes.  Consequently, the Company recognized a gain on bargain purchase in the amount of $429,956 arising from the acquisition of Noble Voice, which has been recorded in the accompanying consolidated statement of comprehensive loss during the year ended December 31, 2014. The gain on bargain purchase was primarily the result of restricted stock considerations payable to the former owners, which was excluded from the purchase price, as the payment was contingent on future employment (see Note 13). There was no goodwill as a result of the acquisition.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The allocation of the purchase price is summarized as follows:

Promissory note issued	$1,389,386

Allocated to:
Cash and cash equivalents	439,156
Accounts receivable	2,248,537
Prepaid expenses and other current assets	23,026
Property and equipment	13,040
Security deposits	16,476
Accounts payable	(1,111,669)
Accrued expenses	(186,638)
Deferred tax liability	(272,586)
Net assets acquired	1,169,342

Excess of purchase price over net tangible assets acquired before allocation to identifiable intangible assets and gain on bargain purchase of business	$220,044

Because this acquisition was a stock purchase for tax purposes, the Company did not obtain a stepped-up tax basis in Noble Voice’s assets. A deferred tax liability of $272,586 was established as part of the acquisition accounting to reflect the income tax effect of the acquisition date difference between the carryover income tax and fair value financial reporting bases of the tangible and intangible assets acquired and liabilities assumed. The deferred tax liability was calculated using a 38.8% effective tax rate. Management made the initial determination that the fair values of the assets acquired and liabilities assumed which are principally short term, are approximately equal to their cost bases. Management has made a determination that approximately $650,000 of the excess of the purchase price over the net assets acquired should be allocated to the following identifiable intangible assets.

	Amount	Estimated Useful Life (Years)
Developed Technology	$330,000	3
Customer Relationships	280,000	5
Trade Name/Trademarks	40,000	4
Amortizable Intangible Assets	650,000
Gain on Bargain Purchase of Business	(429,956)
	$220,044

The Company incurred legal and other costs related to the transaction of approximately $137,948, which is reflected as acquisition related costs in the accompanying consolidated statements of comprehensive loss during the year ended December 31, 2014.

Total revenues and income from continuing operations since the date of the acquisition of Noble Voice, included in the consolidated statements of comprehensive loss for the year ended December 31, 2014, are $1,061,041 and $277,375, respectively.

Acquisition of NAPW

On September 24, 2014 (the “Closing Date”), NAPW, Inc., operator of the National Association of Professional Women, became part of the Company upon the closing of the Company’s merger transaction with NAPW Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), NAPW, Inc., a New York corporation (“Old NAPW”), and Matthew B. Proman, the sole shareholder of Old NAPW (“Mr. Proman”), pursuant to an Agreement and Plan of Merger, dated as of July 11, 2014 (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, on the Closing Date, Old NAPW merged with and into Merger Sub (the “Merger”). As a result of the Merger, the separate corporate existence of Old NAPW ceased and Merger Sub continues as the surviving corporation, a wholly-owned subsidiary of the Company and was renamed “NAPW, Inc.”

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Pursuant to the Merger Agreement, the Company acquired all issued and outstanding shares of Old NAPW’s common stock for an aggregate purchase price consisting of (i) 5,110,975 shares of Common Stock of the Company, which were issued to Mr. Proman, (ii) 959,096 shares of Common Stock, which were issued pursuant to a subscription agreement to Star Jones, NAPW’s President and National Spokeswoman, (iii) 239,774 shares of Common Stock, which were issued pursuant to a subscription agreement to Christopher Wesser, NAPW’s General Counsel (together with the shares issued to Mr. Proman and Ms. Jones, the “Merger Shares”), (iv) cash of $3,555,000, (v) a promissory note in the original principal amount of $445,000 payable to Mr. Proman (see Note 9) (vi) an option for Mr. Proman to purchase 183,000 shares of the Company’s Common Stock at a price of $3.45 per share (see Note 13), (vi) a warrant for Mr. Proman to purchase 50,000 shares of the Company’s Common Stock at a price of $4.00 per share (see Note 13) and (vii) a warrant for Mr. Proman to purchase 131,250 shares of the Company’s Common Stock at a price of $10.00 per share (see Note 13).

As a condition to the closing of the Merger, Messrs. Proman and Wesser, Ms. Jones and the Company entered into a registration rights and lock-up agreement (the “Registration Rights Agreement”), pursuant to which the Company is required, not later than nine months following the closing date, to file a shelf registration statement on Form S-3 with the SEC with respect to the Merger Shares issued in connection with the Merger. The Company is further required to use its best efforts to have such registration statement declared effective not later than 12 months following the Closing Date and kept effective until the earlier of three years thereafter or when each of the parties to the Registration Rights Agreement (other than the Company) can sell all of his or her shares without the need for current public information or other restrictions pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of the Registration Rights Agreement, each of Messrs. Proman and Wesser and Ms. Jones (collectively, the “NAPW Affiliates”) agreed not, without the consent of the Company, to offer to sell, sell or otherwise dispose of, or encumber any shares of the Company’s Common Stock received by such person in connection with the Merger during the 12 months following the Closing Date, except under certain circumstances.

In connection with the Merger, the Company paid Aegis Capital Corp. (“Aegis”), financial advisor to the Company, a fee of $100,000 for rendering and delivering its fairness opinion to the Board of Directors. The Company also paid Aegis a fee of $374,000 on the Closing Date as consideration for providing financial advisory services to the Company in connection with the Merger and issued to affiliates of Aegis a warrant to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $4.00 per share (see Note 13).

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

The acquisition was accounted for under the acquisition method of accounting, whereby the Company was treated as the acquirer and NAPW was treated as the acquired company. This determination was primarily based on the Company’s majority representation on the Board of Directors, the Company comprising key management positions of the Company, and the fact that the Company paid a premium for the equity interests in NAPW. Accordingly, the acquired assets and assumed liabilities of NAPW were recorded at their estimated fair values, and operating results for NAPW are included in the consolidated financial statements from the effective date of acquisition of September 24, 2014.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The allocation of the purchase price is summarized as follows:

Fair value of common stock issued (6,309,845 shares)	$35,272,033
Cash paid	3,555,000
Promissory note issued	434,582
Stock options issued (183,000 options)	556,496
Common stock purchase warrants issued (181,250 warrants)	294,342
Total consideration	40,112,453

Allocated to:
Cash and cash equivalents	$5,198
Accounts receivable	353,377
Incremental direct costs	931,126
Prepaid expenses and other current assets	297,904
Property and equipment	795,618
Security deposits	342,190
Merchant reserve	1,528,558
Other assets	159,412
Accounts payable	(6,153,564)
Accrued expenses	(1,954,036)
Deferred revenue	(8,880,000)
Deferred tax liability	(6,193,765)
Merchant cash advances	(447,371)
Capital lease obligations	(22,397)
Net liabilities assumed	(19,237,750)

Excess of purchase price over net liabilities assumed before allocation to identifiable intangible assets and goodwill	$59,350,203

The fair value of deferred revenue was determined to be $8,880,000, based upon management’s estimate of how much it would cost to transfer the liability. The liability is measured as the direct, incremental cost to fulfill the legal performance obligation, plus a reasonable profit margin. Because this acquisition was a stock purchase for tax purposes, the Company did not obtain a stepped-up tax basis in NAPW’s assets. A deferred tax liability of $6,193,765 was established as part of the acquisition accounting to reflect the income tax effect of the fair value of the acquired intangible assets. The deferred tax liability was calculated using a 40.6% effective tax rate. Management has also made the initial determination that the fair values of substantially all other assets acquired and liabilities assumed are approximately equal to their recorded cost. Management has made a determination that approximately $14,905,000 of the excess of the purchase price over the net liabilities assumed should be allocated to identifiable intangible assets. The unidentified excess of the purchase price over the fair value of the net liabilities assumed has been recorded as goodwill.

	Amount	Estimated Useful Life (Years)
Sales Process	$3,970,000	10
Paid Member Relationships	890,000	5
Member Lists	8,957,000	5
Developed Technology	648,000	3
Trade Name/Trademarks	440,000	4
Amortizable Intangible Assets	14,905,000
Goodwill	44,445,203
	$59,350,203

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Goodwill arising from the acquisition mainly consists of the synergies of enhanced recruitment solutions for the Company’s diverse client base. The Company’s goodwill is not deductible for tax purposes. Goodwill and intangible assets are subject to a test for impairment on an annual basis.

The Company incurred legal and other costs related to the transaction of approximately $1,057,247, which is reflected as acquisition related costs in the accompanying consolidated statements of comprehensive loss during the year ended December 31, 2014.

Total revenues and loss from continuing operations since the date of the acquisition of NAPW, included in the consolidated statements of comprehensive loss for the year ended December 31, 2014, are $6,169,956 and $2,417,068, respectively.

Pro Forma Financial Information

The following unaudited consolidated pro forma information gives effect to the acquisitions of Noble Voice and NAPW as if these transactions had occurred on January 1, 2013. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisitions been completed on January 1, 2013, nor are they indicative of results that may occur in any future periods.

	Year Ended December 31,
	2014	2013
Revenues	$42,793,803	$29,396,415
Net loss	$(4,628,737)	$(5,837,145)

Net loss per share:
Basic and diluted	$(0.36)	$(0.46)

Weighted average shares outstanding:
Basic and diluted	12,788,663	12,727,929

5. Acquisition of Personnel Strategies, Inc.

On September 20, 2013, the Company completed its acquisition of Personnel Strategies, Inc. (“PSI”) pursuant to an Asset Purchase Agreement, dated September 18, 2013, by and among the Company and PSI, pursuant to which the Company acquired certain assets and assumed certain liabilities of PSI for an aggregate purchase price of $200,000.  The Company concurrently hired PSI’s former CEO and committed to pay him an additional $100,000 on each of September 20, 2014 and 2015, contingent upon the former CEO’s continued employment on each of those respective dates. Additionally, the former CEO may receive up to an additional $100,000 on each of September 20, 2014 and 2015, provided certain cash flow targets are met. The Company acquired PSI in order to expand its networking capabilities and enhance the Company’s diversity recruitment offerings by creating networking events that assist corporations in their compliance initiatives while providing diverse professionals with face-to-face time with corporate recruiters. The Company recorded $125,000 and $25,000 of this contingent liability, which is included in general and administrative expenses in the accompanying statements of comprehensive loss for the years ended December 31, 2014 and 2013, respectively.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values. The operating results for PSI are included in the consolidated financial statements from the effective date of acquisition of September 20, 2013 and did not have a material impact for the year ended December 31, 2013.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The allocation of the purchase price is summarized as follows:

Cash consideration paid by the Company	$200,000

Allocated to:
Cash	$64,055
Accounts receivable	51,186
Prepaid expenses	6,667
Accounts payable	(4,242)
Accrued expenses	(17,323)
Net assets acquired	100,343
Goodwill	99,657
$200,000

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing business and an experienced workforce. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Goodwill is subject to a test for impairment on an annual basis. Supplemental pro forma information has not been presented because the effect of this acquisition was not material to the Company’s consolidated financial results.

6. Property and Equipment

Property and Equipment is as follows:

	December 31,
	2014	2013
Computer hardware	$370,442	$74,462
Furniture and fixtures	311,487	28,076
Leasehold improvements	281,638	18,171
	963,567	120,709
Less: Accumulated depreciation	(88,798)	(65,928)
	$874,769	$54,781

Depreciation expense for the years ended December 31, 2014 and 2013 was $26,520 and $16,461 respectively, and is recorded in depreciation and amortization expense in the accompanying statements of comprehensive loss.

7. Capitalized Technology

Capitalized technology, net is as follows:

	December 31,
	2014	2013
Capitalized cost:
Balance, beginning of period	$1,289,099	$734,291
Additional capitalized cost	180,314	354,808
Purchased technology	-	200,000
Balance, end of period	$1,469,413	$1,289,099

Accumulated amortization:
Balance, beginning of period	$596,588	$331,401
Provision for amortization	346,755	265,187
Balance, end of period	$943,343	$596,588
Capitalized Technology, net	$526,070	$692,511

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

On June 14, 2013, the Company completed the purchase of a proprietary software technology from Careerimp, Inc. (“Careerimp”) for $200,000. The Company concurrently hired Careerimp’s former CEO and committed to pay Careerimp an additional $200,000 contingent upon the former CEO’s continued employment through December 31, 2013. The Company recorded the $200,000 payment in general and administrative expenses in the accompanying statements of comprehensive loss income for the year ended December 31, 2013. Careerimp’s former CEO was responsible for assisting the Company with the technical integration of the acquired technology platform.

Amortization expense of $346,755 and $265,187 for the years ended December 31, 2014 and 2013, respectively, is recorded in depreciation and amortization expense in the accompanying statement of comprehensive loss.

8. Goodwill

Goodwill is summarized as follows:

	2014	2013
Balance at January 1,	$735,328	$735,328
Acquisition of NAPW	44,445,203	-
Balance at December 31,	$45,180,531	$735,328

9. Notes Payable – Related Party

Debt Exchange

As part of the Company’s reorganization in connection with its IPO, the Company entered into a debt exchange agreement with the three founders of the Company, whereby three outstanding promissory notes in the principal amounts of $1,341,676, $142,000 and $37,143, plus accrued interest owed to them, were exchanged for 168,982 shares, 28,851 shares and 7,547 shares of common stock, respectively, at a price per share equal to the initial public offering price, which was $8.00 per share.

Interest expense on these note obligations amounted to $155,136 for the year ended December 31, 2013, which included amortization of debt discount of $138,255.

Promissory Note

On the Closing Date of the Merger, the Company issued Mr. Proman a promissory note in the amount of $445,000 (the “Promissory Note”). Mr. Proman was formerly the Chairman and Chief Executive Officer of Old NAPW and, subsequent to the Merger, is now the Company’s Executive Vice President and Chief Operating Officer. The Note matures on August 15, 2015, has an annual interest rate of 0.35% and is due and payable in quarterly installments of $137,500 on each of November 15, 2014, February 15, 2015, May 15, 2015, with a final payment of $32,500 payable on August 15, 2015. However, if NAPW (on a stand-alone basis) on any payment date fails to meet certain performance criteria as of the end of the fiscal quarter then most recently ended with respect to gross revenue and net cash from operations, then the Company’s obligation to make payment of principal and accrued interest on that date will be deferred to the next payment date that follows the next fiscal quarter end during which NAPW is able to meet such performance criteria, and the maturity date shall be correspondingly extended until such time as the note may be repaid in full. If NAPW (on a stand-alone basis) on any payment date, as of the end of the fiscal quarter then most recently ended, satisfies the gross revenue performance criteria, but fails to satisfy the cash flow performance criteria, then the Company will only be required to make payments of interest and principal to the extent the Company’s excess cash flow permits. The Promissory Note is not convertible or exchangeable for shares of the Company’s Common Stock, is unsecured and may be prepaid, in full or in part, at any time by the Company without premium or penalty. The amounts owing under the Promissory Note may be accelerated upon the occurrence of an event of default. NAPW did not meet the specified performance criteria for the quarters ended September 30, 2014 and December 31, 2014. Accordingly, payments of the $137,500 due to Mr. Proman on November 15, 2014 and February 15, 2015 will be deferred until May 15, 2015.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The stated interest rate of the Promissory Note is 0.35%, which was determined to be below the Company’s expected borrowing rate of 4.80%, therefore the Promissory Note was discounted by $10,418 using a 4.45% imputed annual interest rate. The discount is being amortized over the term of the Promissory Note as non-cash interest expense in the consolidated statements of comprehensive loss.

The remaining unamortized discount is $7,814 at December 31, 2014. Interest expense amounted to $2,993 for the year ended December 31, 2014, which includes amortization of debt discount of $2,604. There were no payments made on the Promissory Note during the year ended December 31, 2014. The Promissory Note, net of the unamortized discount, amounted to $437,187 as of December 31, 2014.

10. Commitments and Contingencies

AudioEye, Inc Licensing Agreement

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

The first licensing agreement (“First Agreement”) allows the Company to sell the products to customers in the private sector, corporate and enterprise online jobs posting and e-recruiting markets. The First Agreement specifically excludes sales to SAP AG and Monster Worldwide, Inc. The First Agreement gives the Company exclusive rights to sell within the United States for the first twelve months and on a non-exclusive basis thereafter. The Company paid AudioEye, Inc. a license fee of $225,000 for the license and agreed to pay a royalty fee of 12% of revenue generated from the sales and/or licensing of the Audio Internet product. The $225,000 license fee has been recorded as prepaid license fee in the accompanying consolidated balance sheet at December 31, 2014 and is being amortized over the term of the First Agreement.

The second licensing agreement (“Second Agreement”) allows the Company to sell the products to customers that are Federal, State or local governmental entities (excluding SAP AG and Monster Worldwide, Inc.) within the United States on an exclusive basis for the first twelve months and a non-exclusive basis thereafter. The Company paid AudioEye, Inc. a license fee of $225,000 for the license and agreed to pay a royalty fee of 12% of revenue generated from the sales and/or licensing of the Audio Internet product. The $225,000 license fee has been recorded as prepaid license fee in the accompanying consolidated balance sheet at December 31, 2014 and is being amortized over the term of the Second Agreement.

In addition the Company entered into a two year Sales Representation Agreement with AudioEye, Inc. which designates the Company as the exclusive agent of the product within the markets for twelve months and a non-exclusive agent thereafter. AudioEye, Inc. paid the Company a non-refundable service fee of $450,000 for marketing and sales services and agreed to pay a commission of 25% of gross service and support fees billed to the end users by AudioEye, Inc. The $450,000 payment from AudioEye, Inc. has been recorded as customer deposits in the accompanying consolidated balance sheet at December 31, 2014 and is being amortized over the term of the Sales Representation Agreement.

Employment Agreements

On the Closing Date, the Company entered into new employment agreements with James Kirsch, the Company’s Chairman and Chief Executive Officer, David Mecklenburger, the Company’s Chief Financial Officer and Secretary, Matthew Proman, Star Jones and Christopher Wesser (each such agreement, an “Employment Agreement,” and collectively, the “Employment Agreements”). Messrs. Kirsch, Mecklenburger, Proman and Wesser, and Ms. Jones, are collectively referred to as the “Executives.”

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

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

Aggregate potential severance compensation amounted to approximately $3.0 million at December 31, 2014.

Lease Obligations - The Company leases office space, office furniture and equipment under operating lease agreements.

The Company leases approximately 4,600 square feet of space for its headquarters in Chicago, Illinois under a lease that expires on June 30, 2015. The Company is in the process of renewing this lease. The Company also leases approximately 1,900 square feet of office space in Minnetonka, Minnesota under a lease that expires September 30, 2015.

NAPW leases approximately 20,000 square feet of office space in Garden City, New York, under a lease that expires February 28, 2019 which is used by NAPW membership coordinators and executive and administrative staff. The Company previously also leased approximately 15,000 square feet of office space in Jericho, New York. In November 2014, the Company entered into an agreement to sublease this space for the duration of the lease. The sublease will become effective in January 2015.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The Company also leases approximately 10,000 square feet of office space in Los Angeles, California for use as an NAPW sales and marketing office under the terms of a lease that expires December 1, 2018.

Noble Voice leases approximately 16,000 square feet of office space in Darien, Illinois which serves as its headquarters and sales center. The lease expires August 31, 2017. The Company also has a sales office in Detroit, Michigan under the terms of a sublease that expires August 31, 2015.

Rent expense, recorded on a straight-line basis, amounting to $618,551 and $76,000 for the years ended December 31, 2014 and 2013, respectively, is included in general and administrative expense in the statements of comprehensive loss. Included in rent expense for the years ended December 31, 2014 and 2013 is $0 and $27,000 of sublease income, respectively.

Future minimum payments due under the leases at December 31, 2014 are as follows:

Year ending December 31,
2015	$1,706,137
2016	1,680,797
2017	1,672,553
2018	1,356,740
2019	303,560
$6,719,787

Legal Proceedings

NAPW, Inc., the Company’s wholly-owned subsidiary and successor by merger to Old NAPW, is a defendant in the related cases of Constantino v. NAPW, Inc., No. 0000074/2013 (Sup. Ct., Nassau Co.), filed on January 3, 2013 in the County Court for Nassau County, New York, and DeLisi, et al. v. NAPW, Inc., No. 2:13-CV-05322 (E.D.N.Y.), filed on September 25, 2013 in federal court for the Eastern District of New York. These cases involve allegations made by four former employees of same sex sexual harassment by a female sales manager over a period of several years. Upon learning of these allegations, which came only after the employees involved were terminated for cause, Old NAPW engaged an independent investigator that conducted an investigation and returned a conclusion that the allegations were unfounded. Both cases are in the advanced stages of discovery. In February of 2015 the defendants, in conjunction with their insurance carrier, made an offer of judgment to the federal plaintiffs.  In March of 2015 two of the federal plaintiffs accepted the offers of judgment and are now removed from the case, leaving two federal plaintiffs. At this time, the Company does not have an estimate of the likelihood or the amount of any potential exposure. The outcome of these lawsuits is uncertain. The Company believes that the claims asserted in each suit are without merit and intends to defend itself vigorously against the claims.

Noble Voice LLC, a wholly-owned subsidiary of the Company acquired in connection with the Global Outreach Ventures acquisition, is party to litigation captioned as Expand, Inc. v. Noble Voice LLC et al., CASE NO.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) on or about September 10, 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief. On March 2, 2015 the defendants filed their motion to dismiss all claims.  That motion, which if granted would dispose of the claims against defendants, is pending. The outcome of this lawsuit is uncertain, however, we believe that the claims asserted are without merit and we intend to defend against the claims vigorously.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

General Legal Matters

From time to time, the Company is involved in legal matters arising in the ordinary course of business.  While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

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

The warrant liability was valued using the Black-Scholes option valuation model and the following assumptions on the following dates:

	December 31,
	2014	2013
Strike price	$10.00	$10.00
Market price	$4.87	$4.61
Expected life	4.17 years	6.00 years
Risk-free interest rate	1.62%	0.86%
Dividend yield	0.00%	0.00%
Volatility	42%	39%
Warrants outstanding	131,250	131,250
Fair value of warrants	$93,789	$85,221

The Company decreased the warrant liability by $8,568 to reflect the change in the fair value of the warrant instruments for the year ended December 31, 2014, which is included in the accompanying statements of comprehensive loss. The following table sets forth a summary of the changes in the fair value of the Level 3 financial liabilities that are measured at fair value on a recurring basis:

Balance – January 1, 2013	$-
Initial warrant valuation	(415,368)
Decrease in net value of warrant liability	330,147
Balance – December 31, 2013	$(85,221)
Increase in net value of warrant liability	(8,568)
Balance – December 31, 2014	(93,789)

12. Stockholders’ Equity

Initial Public Offering – On March 8, 2013, the Company consummated its initial public offering of 2,625,000 shares of its common stock at a price to the public of $8.00 per share. The aggregate offering price for shares sold in the offering was $21 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to registration statements on Form S-1 (File Nos. 333-187081 and 333-181594), which were declared effective by the SEC on March 4, 2013 and March 7, 2013, respectively. Aegis Capital Corp. and Merriman Capital, Inc. acted as the underwriters for the offering. The net proceeds of the offering, after deducting the underwriting discounts and commissions, the underwriters’ accountable expense allowance of up to 1.5% of the gross proceeds from the sale of the firm shares and offering expenses payable by us, were approximately $18.1 million.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock– Following its IPO, the Company had one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of December 31, 2014, the Company has 12,719,689 shares of common stock outstanding.

Share Repurchase Program – On April 29, 2013, the Company announced that its Board of Directors authorized a share repurchase program pursuant to which the Company could repurchase up to $1 million of its outstanding common stock. The program was renewed by the Board of Directors on November 30, 2013 for an additional six-month period expiring on May 31, 2014. The repurchases under the program were permitted to be made from time to time at prevailing market prices in open market or privately negotiated transactions, depending upon market conditions. The manner, timing and amount of any repurchases were determined by the Company based on an evaluation of market conditions, stock price and other factors. Under the program, the purchases were funded from available working capital, and the repurchased shares are held in treasury. The program did not obligate the Company to acquire any particular amount of common stock. As of December 31, 2014, the Company had acquired 8,382 shares of its outstanding common stock in exchange for $37,117. The share repurchase has been recorded as treasury stock, at cost, in the accompanying consolidated balance sheets at December 31, 2014 and 2013. The Company acquired 6,182 shares during the year ended December 31, 2014 in exchange for $25,862.

13. Stock-Based Compensation

Equity Incentive Plans – Prior to the consummation of our IPO, the Company adopted the 2013 Equity Compensation Plan under which the Company reserved 500,000 shares of common stock for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The plan provides for a maximum of 500,000 shares that could be acquired upon the exercise of a stock option or the vesting of restricted stock. The plan was approved by the Company’s stockholders prior to the consummation of the IPO.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	-	$-	-	$-
Granted in compensatory arrangements	187,000	3.45
Issued as Merger consideration	183,000	3.45
Exercised	-	-
Forfeited or Canceled	(24,000)	(3.45)
Outstanding – December 31, 2014	346,000	$3.45	9.4	$491,320

Exercisable – December 31, 2014	183,000	3.45	9.5	$259,860

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2013	-	$-
Granted in compensatory arrangements	187,000	1.65
Issued as Merger consideration	183,000	3.04
Vested	(183,000)	(3.04)
Forfeited or Canceled	(24,000)	1.65
Unvested – December 31, 2014	163,000	$1.65

On March 31, 2014, the Company granted 187,000 stock options to certain directors, senior management and employees for future services. These options had a fair value of $308,350 using the Black-Sholes option-pricing model with the following assumptions:

Risk-free interest rate	2.02%
Expected dividend yield	0.00%
Expected volatility	48.14%
Expected term	6 years

The options are exercisable at an exercise price of $3.45 per share over a ten-year term and vest over three years. The Company recorded $67,194 as compensation expense during the year ended December 31, 2014 pertaining to this grant.

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

Total unrecognized compensation expense related to unvested stock awards at December 31, 2014 amounts to $201,582 and is expected to be recognized over a weighted average period of 2.25 years.

Warrants

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

A summary of warrant activity for the year ended December 31, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2013	131,250	$10.00	5.2	$-
Granted	231,250	7.41
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding – December 31, 2014	362,500	$8.34	4.5	$87,000

Exercisable – December 31, 2014	131,250	10.00	4.2	$-

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Unvested - December 31, 2013	-	$-
Granted	231,250	1.87
Vested	(231,250)	(1.87)
Forfeited or Canceled	-	-
Unvested – December 31, 2014	-	$-

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

The warrants are fully vested, are exercisable one year from the date of grant and have a five year term. Of the warrants granted, 100,000 are exercisable at an exercise price of $4.00 per share and 131,250 warrants are exercisable at an exercise price of $10.00 per share. The Company included the fair value of the warrants granted to Mr. Proman of $294,342 as part of the consideration paid in connection with the acquisition of NAPW. The fair value of the warrants granted to Aegis Capital of $138,768 has been recorded as acquisition related costs in the accompanying consolidated statements of comprehensive loss for the year ended December 31, 2014.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2014 is as follows:

Number of Shares
Unvested - December 31, 2013	-
Granted	300,000
Vested	(99,999)
Forfeited or Canceled	-
Unvested – December 31, 2014	200,001

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

As discussed in Note 4, the Company granted an aggregate of 300,000 shares of restricted common stock to the Stockholders. Of these shares, 99,999 were fully vested on the date of grant and the remaining shares are scheduled to vest in equal annual increments of 66,667 shares over a three year period, with the first vesting date being November 26, 2015, subject to continued employment on each applicable vesting date. The aggregate grant date fair value of the awards amounted to $1,494,000, based upon the closing market price on the date of grant. The Company recorded $497,994 as compensation expense pertaining to the grants during the year ended December 31, 2014.

14. Customer Concentration

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

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated.

	Percentage of Revenue During the Year Ended
	December 31,
	2014	2013
LinkedIn	4%	50%
Apollo	10%	36%

	Percentage of Accounts Receivable at
	December 31,
	2014	2013
Customer A	15%	-%
Customer B	12%	-%
LinkedIn	3%	41%
Apollo	1%	19%

15. Income Taxes

The Company has the following net deferred tax assets and liabilities at December 31, 2014 and 2013:

	December 31,
	2014	2013
Current deferred tax assets:
Accrued expenses	$58,200	$-
Current deferred tax asset	58,200	-

Non-current deferred tax assets and liabilities:
Goodwill and intangible assets	$(5,932,461)	$(120,223)
Developed technology	(126,516)	(199,840)
Derivative liability	(124,773)	(133,959)
Property and equipment	(160,361)	(14,544)
Other deferred tax assets	1,135	617
Stock based compensation	219,293	-
Net operating loss	3,042,072	848,781
Non-current deferred tax asset (liability)	(3,081,611)	380,832

Net deferred tax asset (liability)	$(3,023,411)	$380,832

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

The benefit for income taxes for the years ended December 31, 2014 and 2103 consists of the following:

	Year Ended December 31,
	2014	2013
Federal:
Current provision	$-	$-
Deferred benefit	2,641,731	319,114
	2,641,731	319,144

State:
Current provision	$-	$-
Deferred benefit	420,377	61,718
	420,377	61,718

Income tax benefit	$3,062,108	$380,832

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December31,
	2014	2013
Expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	4.80%	6.58%
Effect of tax rate changes	3.81%	0.00%
Gain on bargain purchase option	2.50%	0.00%
Tax exempt interest income	0.92%	0.32%
Meals and entertainment	-0.17%	-0.38%
Dividends received deduction	0.00%	0.12%
Deferred	0.00%	-20.95%
Other	0.06%	1.26%
	45.92%	20.95%

At December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $7,840,400. The federal and state net operating loss carryforwards will expire, if not utilized, beginning December 31, 2033. There were no net operating losses in periods prior to the year ended December 31, 2013.

Management has evaluated the deferred tax asset and determined that based on the recent history of the company and income projections, that it will be more likely than not that the deferred tax asset would be realized. A valuation allowance has not been imposed as to the realizability of such assets.

A tax benefit from uncertain tax positions may be recognized when it is more likely than not that the position that a tax position will be sustained upon examination. Management makes judgments as to the interpretation of the tax laws that may be challenged upon an audit and cause a change of tax liability. As of December 31, 2014 and 2013, the Company did not maintain a reserve for uncertain tax positions.

The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the US include New York, Illinois and California. Tax years 2013 remain open for PDN and tax years 2012 and 2013 remain open for NAPW and subject to examination in the Company’s major taxing jurisdictions.

Section 382 of the Internal Revenue Code (Section 382) imposes a limitation on a corporation’s ability to utilize net operating loss carryforwards (NOLS) if it experiences an “ownership change” as defined within the Code. In general, an ownership change may result from transactions increasing the ownership of certain shareholders in the stock of a corporation by more than 50 percentage points over a three year period. As part of the Merger Consideration in connection with the acquisition of NAPW, the Company issued stock, options and warrants. The  Company evaluated the ownership change pertaining to these issuances and determined that in accordance with the rules related to Section 382 and certain built in gain allowances pursuant to the Code and subsequent Internal Revenue Code Rulings and Notices  the Company did not experience an ownership change that would limit the Company’s ability to utilize its NOLS.

16. Related Party Transactions

Pursuant to an Investment Agreement, Mr. Kirsch received additional compensation payments equal to 30% of the principal payments made by the Company under the promissory notes payable to Ferdinando Ladurini in the principal amount of $1,341,676 (see Note 9). Additional compensation payments are recorded to expense in the accompanying statements of comprehensive loss for the year ended December 31, 2013. Prior to commencement of our initial public offering, we obtained a binding agreement from our noteholders to convert their outstanding debt into equity in connection with our reorganization and initial public offering. As part of the reorganization, such debt was converted into equity and no further payments to Mr. Kirsch will be made pursuant to the agreement.

Professional Diversity Network, Inc. and Subsidiaries Notes to Consolidated Financial Statements

17. Segment Information

Since the acquisition of Noble Voice on November 26, 2014 and the Merger with NAPW on September 24, 2014, the Company operates in three segments: (i) PDN Network, (2) NAPW Network and (3) Noble Voice operations, which are based on its business activities and organization. The operating segments are segments of the Company for which separate discrete financial information is available and for which operating results are evaluated regularly by the chief operating decision makers, made up of the Company’s executive management team, in deciding how to allocate resources, as well as in assessing performance. The Company evaluates the performance of its operating segments primarily based on revenues and operating income or loss from operations. The PDN Network segment consists of online professional networking communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent. The NAPW Network segment consists of the women-only professional networking organization dedicated to helping its members develop their professional networks, further their education and skills and promote their businesses and career accomplishments. The Noble Voice segment consists of the Company’s lead-generation operations and sales as well as its career consultation operations, which provide companies seeking diverse talent with a sourced, qualified and ready to employ diverse job candidate.

For the year ended December 31, 2013, we operated a single segment which solely consisted of the business of PDN Network.

The following tables present key financial information of the Company’s reportable segments as of and for the year ended December 31, 2014:

	Year Ended December 31, 2014
	PDN Network	NAPW Network	Noble Voice	Consolidated

Recruitment services	$2,920,791	$-	$-	$2,920,791
Consumer advertising and consumer marketing solutions revenue	1,491,943	-	-	1,491,943
Membership fees and related services	-	5,932,138	-	5,932,138
Lead generation revenue	-	-	1,061,041	1,061,041
Product sales and other revenue	-	237,818	-	237,818
Total revenues	4,412,734	6,169,956	1,061,041	11,643,731
(Loss) income from operations	(3,609,397)	(2,417,068)	428,895	(5,597,570)
Depreciation and amortization	369,314	700,099	15,038	1,084,451
Income tax (benefit) expense	(3,320,079)	258,381	(410)	(3,062,108)
Capital expenditures	37,850	-	-	37,850
Net (loss) income	(1,411,932)	(2,675,449)	429,305	(3,658,076)

	At December 31, 2014
Goodwill	$735,328	$44,445,203	$-	$45,180,531
Intangible assets, net	90,400	14,208,492	635,333	14,934,225
Total assets	11,691,453	62,897,805	3,319,494	77,908,752

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2015.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ James Kirsch
James Kirsch
Chief Executive Officer

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Kirsch and David Mecklenburger, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James Kirsch	March 31, 2015
James Kirsch Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ David Mecklenburger	March 30, 2015
David Mecklenburger Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Star Jones	March 30, 2015
Star Jones President and Director

/s/ Matthew Proman	March 30, 2015
Matthew Proman Executive Vice President, Chief Operating Officer and Director

/s/ Donna Brazile	March 30, 2015
Donna Brazile Director

/s/ Barry Feierstein	March 30, 2015
Barry Feierstein Director

/s/ Daniel Marovitz	March 30, 2015
Daniel Marovitz Director

/s/ Stephen Pemberton	March 30, 2015
Stephen Pemberton Director

/s/ Andrea Sáenz	March 30, 2015
Andrea Sáenz Director

S-1

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger among the Company, NAPW Merger Sub, Inc., NAPW, Inc. and Matthew B. Proman, dated as of July 11, 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2014)1

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014)

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014)
4.1
Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013)

4.2
Form of Underwriters’ Warrant (incorporated herein by reference to Exhibit 1.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013)

4.3±
Common Stock Purchase Warrant for the Purchase of 6,000 Shares of Common Stock of Professional Diversity Network, Inc. between David Bocchi and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

4.4
Common Stock Purchase Warrant for the Purchase of 50,000 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

4.5
Common Stock Warrant for the Purchase of 131,250 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.1
Master Services Agreement between Apollo Group and the Registrant, dated October 1, 2012, (incorporated herein by reference to Exhibit 10.6 of Amendment No. 9 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on January 16, 2013)

10.2
Statement of Work by and between the Registrant and Apollo Group, dated October 1, 2012 (incorporated herein by reference to Exhibit 10.13 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.3
Insertion Order between Apollo Group and the Registrant, dated June 11, 2012 (incorporated herein by reference to Exhibit 10.11 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.4†
Diversity Recruitment Partnership Agreement between the Registrant and LinkedIn Corporation, dated as of November 6, 2012 (incorporated herein by reference to Exhibit 10.12 of Amendment No. 9 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on January 16, 2013)

10.5#
Amended and Restated Employment Agreement between the Company and James Kirsch, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.6#
Employment Agreement between the Company and David Mecklenburger, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.7#
Employment Agreement between the Company and Matthew Proman, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.8#
Employment Agreement between the Company and Star Jones, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.9#
Employment Agreement between the Company and Christopher Wesser, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.10#
Form of Employment Agreement entered into between the Company and Rudy Martinez (incorporated herein by reference to Exhibit 10.8 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.11#
Severance Agreement and General Release, dated as of March 10, 2015, between the Company and Rudy Martinez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2015)

10.12*	Offer Letter, dated February 20, 2015, from the Company to Jorge Perez
10.13
Form of Contribution and Reorganization Agreement (incorporated herein by reference to Exhibit 10.9 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.14
Form of Debt Exchange Agreement (incorporated herein by reference to Exhibit 10.10 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.15#
Professional Diversity Network, Inc. 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.16
Form of Professional Diversity Network, Inc. 2013 Equity Compensation Plan Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014)

10.17*
Asset Purchase Agreement among Professional Diversity Network, Inc. and Careerimp, Inc., dated as of June 14, 2013 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014)

10.18*
Asset Purchase Agreement among Professional Diversity Network, Inc. and Personnel Strategies, Inc., dated as of September 18, 2013(incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014)

10.19
Registration Rights and Lock-Up Agreement among the Company, Matthew B. Proman, Star Jones and Christopher Wesser, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.20
Promissory Note issued by the Company to Matthew B. Proman in the principal amount of $445,000, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.21
Professional Diversity Network, Inc. 2013 Equity Compensation Plan Code Section 409A Nonqualified Stock Option Award Agreement, dated as of September 24, 2014, between Matthew Proman and the Company (incorporated by reference herein to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014)

10.22
Restricted Stock Agreement between the Company and Star Jones, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 30, 2014)

10.23
Restricted Stock Agreement between the Company and Christopher Wesser, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form S-8 filed with the SEC on December 30, 2014)

21*	List of Subsidiaries of the Company
24	Powers of Attorney (included on the signature page to this report)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.
#	Denotes a management contract or compensation plan or arrangement
±
The Common Stock Purchase Warrants issued by the Company to each of Craig Skop, Priyanka Mahajan, Kevin Mangan, Eric Lord, Ramnarain Jaigobind, Zachary Hirsch , Joseph Haughton, Phillip Michals, Raffaele Gambardella and Robert Eide, all of whom are affiliates of Aegis Capital Corp., are substantially identical in all material respects to the Common Stock Purchase Warrant issued to David Bocchi and filed as an exhibit, except as to the recipient of such warrants and the number of shares of Common Stock issuable upon exercise of such warrants. Pursuant to SEC regulation, we have omitted filing copies of such warrants as exhibits to this Annual Report on Form 10-K.