Form 10-Q
period 2015-03-31
Professional Diversity Network, Inc.
filed 2015-05-14
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 14,598,072 shares outstanding of the registrant’s common stock as of May 14, 2015.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2015

TABLE OF CONTENTS

No table of contents entries found.

PART I
ITEM 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,534,791	$1,519,467
Accounts receivable	2,981,181	3,448,748
Short-term investments	2,277,240	5,198,878
Incremental direct costs	1,038,572	900,868
Prepaid license fee	281,250	337,500
Prepaid expenses and other current assets	316,318	381,057
Deferred tax asset	58,200	58,200
Total current assets	10,487,552	11,844,718

Property and equipment, net	788,274	874,769
Capitalized technology, net	497,719	526,070
Goodwill	45,180,531	45,180,531
Intangible assets, net	14,203,138	14,934,225
Merchant reserve	1,165,959	860,849
Security deposits	376,160	371,310
Total assets	$72,699,333	$74,592,472

Current Liabilities:
Accounts payable	$4,561,370	$4,941,135
Accrued expenses	1,204,565	549,727
Deferred revenue	10,387,133	10,078,938
Customer deposits	281,250	337,500
Notes payable	1,357,582	1,389,386
Note payable - related party	439,790	437,186
Warrant liability	73,499	93,789
Capital lease obligations	15,232	15,232
Total current liabilities	18,320,421	17,842,893

Deferred rent	45,713	25,946
Deferred tax liability	2,111,985	3,081,611
Total liabilities	20,478,119	20,950,450

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value; 25,000,000 shares authorized; 12,928,072 shares issued as of March 31, 2015 and December 31, 2014; and 12,719,689 shares outstanding as of March 31, 2015 and December 31, 2014	127,280	127,280
Additional paid in capital	58,768,392	58,646,322
Accumulated deficit	(6,637,341)	(5,094,463)
Treasury stock, at cost; 8,382 shares at March 31, 2015 and December 31, 2014	(37,117)	(37,117)
Total stockholders' equity	52,221,214	53,642,022

Total liabilities and stockholders' equity	$72,699,333	$74,592,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues
Recruitment services	$846,662	$816,343
Consumer advertising and marketing solutions	72,301	421,310
Membership fees and related services	6,788,680	-
Lead generation	2,759,104	-
Products sales and other	235,693	-
Total revenues	10,702,440	1,237,653

Costs and expenses:
Cost of revenues	1,711,546	366,471
Sales and marketing	6,615,511	796,444
General and administrative	3,943,681	535,696
Depreciation and amortization	934,923	90,907
Total costs and expenses	13,205,661	1,789,518

Loss from operations	(2,503,221)	(551,865)

Other (expense) income
Interest expense	(45,631)	-
Interest and other income	16,058	66,246
Other (expense) income, net	(29,573)	66,246

Change in fair value of warrant liability	20,290	43,809

Loss before income tax benefit	(2,512,504)	(441,810)
Income tax benefit	(969,626)	(179,267)
Net loss	$(1,542,878)	$(262,543)

Net loss per common share, basic and diluted	$(0.12)	$(0.04)

Weighted average shares used in computing net loss per common share:
Basic and diluted	12,719,689	6,316,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at January 1, 2015	12,728,071	$127,280	$58,646,322	$(5,094,463)	8,382	$(37,117)	53,642,022

Stock-based compensation	-	-	122,070	-	-	-	122,070

Net loss	-	-	-	(1,542,878)	-	-	(1,542,878)

Balance at March 31, 2015	12,728,071	$127,280	$58,768,392	$(6,637,341)	8,382	$(37,117)	$52,221,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,542,878)	$(262,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	934,923	90,906
Deferred tax benefit	(969,626)	(179,267)
Stock-based compensation expense	122,070	-
Amortization of prepaid license fees	56,250	-
Amortization of premium on short-term investments, net	42,638	-
Amortization of customer deposits	(56,250)	-
Change in fair value of warrant liability	(20,290)	(43,809)
Accretion of debt discount	2,604	-
Changes in operating assets and liabilities:
Accounts receivable	435,763	258,155
Prepaid expenses and other current assets	64,739	(252,547)
Incremental direct costs	(137,704)	-
Accounts payable	(379,765)	176,593
Accrued expenses	654,838	75,076
Deferred revenue	308,195	(209,699)
Deferred rent	19,767	-
Net cash used in operating activities	(464,726)	(347,135)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	2,879,000	-
Purchases of short-term investments	-	(7,500,341)
Costs incurred to develop technology	(62,587)	(48,313)
Purchases of property and equipment	(26,403)	(11,597)
Security deposit	(4,850)	-
Net cash used in investing activities	2,785,160	(7,560,251)

Cash flows from financing activities:
Merchant reserve	(305,110)	-
Net cash provided by financing activities	(305,110)	-

Net (decrease) increase in cash and cash equivalents	2,015,324	(7,907,386)
Cash and cash equivalents, beginning of year	1,519,467	18,736,495
Cash and cash equivalents, end of year	$3,534,791	$10,829,109

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$4,631	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
Working capital adjustment to note payable	$31,804	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), as well as Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. The Company is a corporation organized under the laws of Delaware, originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals though its website, as well as at events hosted at its local chapters across the country. The Noble Voice division typically conducts over 30,000 career consultations per week. Noble Voice monetizes these consultations by using proprietary technology to drive inexpensive online traffic to our offline call center and generating value-added leads for the Company’s strategic partners who provide continuing education and career services.

2. Liquidity, Financial Condition and Management’s Plans

The Company funds its operations principally from cash on hand and accounts receivable collected.

In April 2015, the Company sold an aggregate of 1,670,000 shares of the Company’s common stock at $3.00 per share for gross proceeds of $5,010,000. Net proceeds, after the payment of commissions and legal and other expenses, amounted to approximately $4.4 million.

The Company is closely monitoring and controlling operating costs and capital requirements and has developed an operating plan for 2015 which is projected to result in positive operating cash flow by December 31, 2015. The Company is also leveraging the benefits of the combined operations and has actively begun eliminating duplicative costs across the organization. The Company has also developed new products that leverage the operating strengths of the three distinct business units and anticipate positive market acceptance. Management believes that the Company’s cash, investments on hand and anticipated cash to be received from expected future sales will be sufficient to sustain operations for the next twelve months. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity.

3. Summary of Significant Accounting Policies

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2014 and 2013. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three months ended Mach 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

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

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Short-Term Investments - All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. The Company classifies short-term investments as held to maturity and carries them at amortized cost if the Company has the positive intent and ability to hold the securities to maturity. The Company did not sell or transfer any of its marketable securities during the three months ended March 31, 2015 and does not anticipate selling or transferring these investments before their maturity date. As of March 31, 2015 and December 31, 2014, the short-term investments, consisting of municipal bonds and corporate fixed income bonds, are classified as “Level 2.”

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Certificates of deposit	$249,775	$803	$-	$250,578
Municipal bonds	484,509	-	(9,139)	475,370
Corporate fixed income bonds	1,542,956	-	(5,767)	1,537,189
	$2,277,240	$803	$(14,906)	$2,263,137

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Certificates of deposit	$1,099,775	$1,168	$-	$1,100,943
Municipal bonds	536,046	-	(6,572)	529,474
Corporate fixed income bonds	3,563,057	808,948	-	4,372,005
	$5,198,878	$810,116	$(6,572)	$6,002,422

Revenue Recognition – Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) services are performed, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Recruitment Revenue

The Company’s recruitment revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

Consumer Advertising and Consumer Marketing Solutions Revenue

The Company provides career opportunity services to its various partner organizations through advertising and job postings on their websites. The Company works with its partners to develop customized websites and job boards where the partners can generate advertising, job postings and career services to their members, students and alumni. Partner revenue is recognized as jobs are posted to their hosted sites.

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

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of advertising contracts and is amortized over the life of the applicable contract. For the three months ended March 31, 2015 and 2014, the Company incurred advertising and marketing expenses of approximately $1,540,000 and $162,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At March 31, 2015 and December 31, 2014, advertising costs of $36,511 and $0, respectively, are recorded in prepaid expenses and other assets in the accompanying condensed consolidated balance sheets.

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

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

The following table presents a summary of fair value measurements for certain financial instruments measured at fair value on a recurring basis:

Financial Instrument	Level	March 31, 2015	December 31, 2014
Warrant liability	3	$73,499	$93,789

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “change in fair value of warrant liability” in the Company’s condensed consolidated statements of comprehensive loss.

As of March 31, 2015 and December 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The warrant liability was valued using the Black-Scholes option pricing model and the following assumptions on the following dates:

	March 31, 2015	December 31, 2014
Strike price	$10.00	$10.00
Market price	$4.85	$4.87
Expected life	3.93 years	4.17 years
Risk-free interest rate	1.62%	1.62%
Dividend yield	0.00%	0.00%
Volatility	39%	42%
Warrants outstanding	131,250	131,250
Fair value of warrants	$73,499	$93,789

The Company decreased the warrant liability by $20,290 to reflect the change in the fair value of the warrant instruments for the three months ended March 31, 2015. The following table sets forth a summary of the changes in the fair value of the Level 3 financial liabilities that are measured at fair value on a recurring basis:

Balance – January 1, 2015	$(93,789)
Decrease in net value of warrant liability	20,290
Balance – March 31, 2015	$(73,499)

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

Net Loss per Share - The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2015 and 2014 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2015	2014
Warrants to purchase common stock	362,500	131,250
Stock options	358,857	187,000
Unvested restricted stock	200,001	-
	921,358	318,250

Recently Issued Accounting Pronouncements – Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Subsequent Events – The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the condensed consolidated financial statements were issued are disclosed as subsequent events, while the condensed consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

4. Acquisitions

On November 26, 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Outreach Ventures, Inc. (“Global Outreach”), Eric Bull (“Mr. Bull”), Terri Gladwell (“Ms. Gladwell”) and Sergio Zlobin (“Mr. Zlobin,” and together with Mr. Bull and Ms. Gladwell, the “Stockholders”), pursuant to which the Company acquired all of the issued and outstanding membership interests of Noble Voice’s wholly-owned subsidiaries, Noble Voice LLC (“Old Noble Voice”) and Compliant Lead LLC (“Compliant” and, together with Old Noble Voice, “Noble Voice”) for an aggregate purchase price of $1,389,386, consisting of a promissory note (see Note 7).

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

Pursuant to the Merger Agreement, the Company acquired all issued and outstanding shares of Old NAPW’s common stock for an aggregate purchase price consisting of (i) 5,110,975 shares of Common Stock of the Company, which were issued to Mr. Proman, (ii) 959,096 shares of Common Stock, which were issued pursuant to a subscription agreement to Star Jones, NAPW’s President and National Spokeswoman, (iii) 239,774 shares of Common Stock, which were issued pursuant to a subscription agreement to Christopher Wesser, NAPW’s General Counsel (together with the shares issued to Mr. Proman and Ms. Jones, the “Merger Shares”), (iv) cash of $3,555,000, (v) a promissory note in the original principal amount of $445,000 payable to Mr. Proman (see Note 8) (vi) an option for Mr. Proman to purchase 183,000 shares of the Company’s Common Stock at a price of $3.45 per share, (vi) a warrant for Mr. Proman to purchase 50,000 shares of the Company’s Common Stock at a price of $4.00 per share  and (vii) a warrant for Mr. Proman to purchase 131,250 shares of the Company’s Common Stock at a price of $10.00 per share.

The following unaudited consolidated pro forma information gives effect to the acquisitions of Noble Voice and NAPW as if these transactions had occurred on January 1, 2014. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisitions been completed on January 1, 2014, nor are they indicative of results that may occur in any future periods. Pro forma information is not presented for the three months ended March 31, 2015, as the Company’s results of operations include the consolidated results for the full period.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

March 31, 2014
Revenues	$10,229,027
Net loss	$(2,216,751)

Net loss per share:
Basic and diluted	$(0.17)

Weighted average shares outstanding:
Basic and diluted	12,725,871

5. Capitalized Technology

Capitalized Technology, net is as follows:

March 31, 2015
Capitalized cost:
Balance, beginning of period	$1,469,413
Additional capitalized cost	62,587
Balance, end of period	$1,532,000

Accumulated amortization:
Balance, beginning of period	$943,343
Provision for amortization	90,938
Balance, end of period	$1,034,281
Capitalized Technology, net	$497,719

Amortization expense of $90,938 and $85,026 for the three months ended March 31 2015 and 2014, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of comprehensive loss.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

6. Intangible Assets

Intangible assets, net is as follows:

March 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(204,014)	$3,765,986
Paid Member Relationships	5	890,000	(91,472)	798,528
Member Lists	5	8,957,000	(920,581)	8,036,419
Developed Technology	3	978,000	(147,667)	830,333
Trade Name/Trademarks	4	480,000	(59,861)	420,139
Customer Relationships	5	280,000	(18,667)	261,333
		15,555,000	(1,442,262)	14,112,738
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$14,203,138

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2015 (nine months)	$2,151,300
2016	2,868,400
2017	2,802,233
2018	2,563,872
2019	1,846,697
Thereafter	1,880,236
$14,112,738

7. Note Payable

In connection with the Company’s acquisition of Old Noble Voice, and Compliant, the Company entered into a non-interest bearing promissory note (“NV Promissory Note”) with Victory Holdings Group, LLC (“Victory Holdings”), a company owned by a former member of Noble Voice. Pursuant to NV Promissory Note, Old Noble Voice and Compliant agreed to pay Victory Holdings an aggregate initial amount of $1,389,386. The initial amount to be repaid under the NV Promissory Note is subject to modification based upon collected accounts receivable and assumed accounts payable included in the acquisition. The NV Promissory Note requires monthly payments, subject to the modifications as defined in the Purchase Agreement, beginning on January 2, 2015 through and including December 1, 2015. The NV Promissory Note is secured by a security interest in the accounts receivable as of the closing date of November 26, 2014. During the three months ended March 31 2015, the NV Promissory Note was contractually reduced by $31,804, based upon the terms of the NV Promissory Note, which requires periodic modification of the amounts due resulting from the Company’s analysis of the acquired accounts receivable and assumed accounts payable. At March 31, 2015 and December 31, 2014, the amount outstanding under the NV Promissory Note was $1,357,582 and $1,389,386, respectively.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

8. Note Payable – Related Party

The Company has an outstanding promissory note in the amount of $445,000 (the “Promissory Note”) payable to Matthew Proman, the Company’s Executive Vice President and Chief Operating Officer. The Promissory Note matures on August 15, 2015, has an annual interest rate of 0.35% and is due and payable in quarterly installments of $137,500 on each of November 15, 2014, February 15, 2015, May 15, 2015, with a final payment of $32,500 payable on August 15, 2015. However, if NAPW (on a stand-alone basis) on any payment date fails to meet certain performance criteria as of the end of the fiscal quarter then most recently ended with respect to gross revenue and net cash from operations, then the Company’s obligation to make payments of principal and accrued interest on that date will be deferred to the next payment date that follows the next fiscal quarter end during which NAPW is able to meet such performance criteria, and the maturity date shall be correspondingly extended until such time as the note may be repaid in full. If NAPW (on a stand-alone basis) on any payment date, as of the end of the fiscal quarter then most recently ended, satisfies the gross revenue performance criteria, but fails to satisfy the cash flow performance criteria, then the Company will only be required to make payments of interest and principal to the extent NAPW has positive cash flows from operations equal to or greater than the amount due, as defined in the Promissory Note. The Promissory Note is not convertible or exchangeable for shares of the Company’s Common Stock, is unsecured and may be prepaid, in full or in part, at any time by the Company without premium or penalty. The amounts owing under the Promissory Note may be accelerated upon the occurrence of an event of default. NAPW did not meet the specified performance criteria for the quarter ended March 31, 2015. Accordingly, the payment of the $137,500 due to Mr. Proman on May 15, 2015 will be deferred until August 15, 2015.

The stated interest rate of the Promissory Note is 0.35%, which was determined to be below the Company’s expected borrowing rate of 4.80%, therefore the Promissory Note was discounted by $10,418 using a 4.45% imputed annual interest rate. The discount is being amortized over the term of the Promissory Note as non-cash interest expense in the condensed consolidated statements of comprehensive loss.

The remaining unamortized discount is $5,210 at March 31, 2015. Interest expense amounted to $2,993 and $0 for the three months ended March 31, 2015 and 2014, respectively, which includes amortization of debt discount of $2,604 and $0, respectively. There were no payments made on the Promissory Note during the three months ended March 31, 2015. The Promissory Note, net of the unamortized discount, amounted to $439,790 and $437,186 as of March 31, 2015 and December 31, 2014, respectively.

9. Commitments and Contingencies

Lease Obligations - The Company leases office space, a corporate apartment, office furniture and equipment under various operating lease agreements.

The Company leases an office for its headquarters in Illinois, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

Rent expense, amounting to $375,588 and $25,412 for the three months ended March 31, 2015 and 2014, respectively, is included in general and administrative expense in the condensed consolidated statements of comprehensive loss. Included in rent expense for the three months ended March 31, 2015 and 2014 is $15,000 and $0 of sublease income, respectively.

Future annual minimum payments due under the leases are summarized as follows:

Year ending December 31,
2015 (nine months)	$1,265,175
2016	1,639,487
2017	1,614,844
2018	1,328,241
2019	101,187
$5,948,934

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

Legal Proceedings

NAPW, Inc., the Company’s wholly-owned subsidiary and successor by merger to Old NAPW, is a defendant in the related cases of  Constantino v. NAPW, Inc., No. 0000074/2013 (Sup. Ct., Nassau Co.), filed on January 3, 2013 in the County Court for Nassau County, New York, and DeLisi, et al. v. NAPW, Inc. , No. 2:13-CV-05322 (E.D.N.Y.), filed on September 25, 2013 in federal court for the Eastern District of New York. These cases involve allegations made by four former employees of same sex sexual harassment by a female sales manager over a period of several years. Upon learning of these allegations, which came only after the employees involved were terminated for cause, Old NAPW engaged an independent investigator that conducted an investigation and returned a conclusion that the allegations were unfounded. Both cases are in the advanced stages of discovery. In February of 2015 the defendants, in conjunction with their insurance carrier, made an offer of judgment to the federal plaintiffs. In March of 2015 two of the federal plaintiffs accepted the offers of judgment and are now removed from the case, leaving two federal plaintiffs. In April of 2015, the parties agreed to a settlement in principle, with the agreed-upon settlement amount largely within the limits of applicable insurance. While the parties have not yet finalized their settlement and are working out final logistical details at this time, we do not anticipate the Company’s contribution to the settlement will have a material effect on its financial condition.

Noble Voice LLC, a wholly-owned subsidiary of the Company acquired in connection with the Global Outreach Ventures acquisition, is party to litigation captioned as  Expand, Inc. v. Noble Voice LLC et al., CASE NO.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) on or about September 10, 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief. On March 2, 2015 the defendants filed their motion to dismiss all claims.  That motion, which if granted would dispose of the claims against defendants, is pending. The outcome of this lawsuit is uncertain, however, the Company believes that the claims asserted are without merit and intends to vigorously defend itself against the claims.

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

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of March 31, 2015, the Company had 12,719,689 shares of common stock outstanding.

11. Stock-Based Compensation

Equity Incentive Plans – The Company adopted the 2013 Equity Compensation Plan under which the Company reserved 500,000 shares of common stock for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The plan provides for a maximum of 500,000 shares that could be acquired upon the exercise of stock options or the vesting of restricted stock.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	346,000	$3.45	9.4	$491,320
Granted	32,857	4.90
Exercised	-	-
Forfeited or Canceled	(20,000)	(3.45)
Outstanding – March 31 2015	358,857	$3.58	9.2	$456,400

Exercisable – March 31,2015	230,668	3.45	9.2	$322,935

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2014	163,000	$1.65
Granted	32,857	1.87
Vested	(47,668)	(1.65)
Forfeited or Canceled	(20,000)	1.65
Unvested – March 31, 2015	128,189	$1.71

On March 23, 2015, the Company granted 32,857 stock options to certain directors for future services. These options had a fair value of $61,443 using the Black-Sholes option-pricing model with the following assumptions:

Risk-free interest rate	1.41%
Expected dividend yield	0.00%
Expected volatility	39,47%
Expected term	5.5 years

The options are exercisable at an exercise price of $4.90 per share over a ten-year term and vest over one year. Compensation expense was deminimus for the three months ended March 31, 2015 pertaining to this grant.

The Company recorded non-cash compensation expense of $11,403 and $0 for the three months ended March 31, 2015 and 2014, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at March 31, 2015 amounts to $218,644 and is expected to be recognized over a remaining weighted average period of 1.74 years.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

Warrants

A summary of warrant activity for the three months ended March 31, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	362,500	$8.34	4.5	$85,000
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding – March 31, 2015	362,500	$8.34	4.3	$85,000

Exercisable – March 31, 2015	131,250	10.00	3.9	$-

All warrants outstanding were fully vested as of March 31, 2015 and December 31, 2014.

No compensation cost was recognized during the three months ended March 31, 2015 and 2014 pertaining to warrants.

Restricted Stock

A summary of restricted stock activity for the three months ended March 31, 2015 is as follows:

Number of Shares
Unvested - December 31, 2014	200,001
Granted	-
Vested	-
Forfeited or Canceled	-
Unvested – March 31, 2015	200,001

The Company recorded non-cash compensation expense of $110,667 and $0 for the three months ended March 31, 2015 and 2014, respectively, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at March 31, 2015 amounts to $885,339 and is expected to be recognized over a weighted average period of 2.7 years.

12. Customer Concentration

The Company’s revenues were historically highly dependent on two customers: LinkedIn and the Apollo Group. The Company’s agreement with LinkedIn terminated on March 29, 2014 and its agreement with the Apollo Group terminated on October 9, 2014.

No individual customers accounted for more than 10% of revenues during the three months ended March 31, 2015. During the three months ended March 31, 2014, LinkedIn and Apollo Group accounted for 40% and 28%, respectively, of the Company’s revenues. At March 31, 2015, one customer accounted for 11% of the Company accounts receivable. At December 31, 2014, two customers accounted for 15% and 12% of the Company accounts receivable.

13. Segment Information

Since the acquisition of Noble Vice on November 26, 2015 and the merger with NAPW on September 24, 2014, the Company operates in three segments: (i) PDN Network, (2) NAPW Network and (3) Noble Voice operations, which are based on its business activities and organization. For the three months ended March 31, 2014, the Company operated a single segment which solely consisted of the business of PDN Network.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

The following tables present key financial information of the Company’s reportable segments as of and for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	PDN Network	NAPW Network	Noble Voice	Consolidated

Recruitment services	$846,662	$-	$-	$846,662
Consumer advertising and marketing solutions	72,301	-	-	72,301
Membership fees and related services	-	6,788,680	-	6,788,680
Lead generation	-	-	2,759,104	2,759,104
Products sales and other	-	235,693	-	235,693
Total revenues	918,963	7,024,373	2,759,104	10,702,440
Loss from operations	(599,904)	(1,549,060)	(354,257)	(2,503,221)
Depreciation and amortization	96,014	793,392	45,517	934,923
Income tax benefit	(236,980)	(595,035)	(137,611)	(969,626)
Capital expenditures	-	16,347	10,056	26,403
Net loss	(372,206)	(954,025)	(216,647)	(1,542,878)

	At March 31, 2015
Goodwill	$735,328	$44,445,203	$-	$45,180,531
Intangible assets, net	90,400	13,521,405	591,333	14,203,138
Total assets	6,705,798	62,624,260	3,369,275	72,699,333

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report. This section and other parts of this Quarterly Report on Form 10-Q (this “Quarterly Report”) contain forward-looking statements within the meaning of Section 27A of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our future results of operations and financial position, business strategy and plans and our objectives for future operations. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Such risks and uncertainties include, among others, those discussed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015, as well as in our condensed consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the SEC. These factors could cause actual results to differ materially from the results anticipated by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements in this Quarterly Report speak only as of the date they were made. We do not intend, and undertake no obligation, to update any of our forward-looking statements to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless we specify otherwise, all references in this Quarterly Report to the “Company,” “our,” “we,” and “us” refer to Professional Diversity Network, Inc. and its consolidated subsidiaries. For purposes of this Quarterly Report, unless the context clearly dictates otherwise, all references to “professional(s)” means any person interested in the Company’s websites presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. The Company does not impose any selective or qualification criteria on membership and the term “professional(s)” as used in this Quarterly Report should be interpreted accordingly. In addition, the Company does not verify that any member of a particular Company website qualifies as a member of the ethnic, cultural or other group identified by that website. In our discussion below, the Company occasionally refers to its number of “registered users,” which we measure in terms of consumers who use the properties operated by each division. Our definition is based upon criteria relevant to the operation of each division and therefore may be different for each division. For PDN, a registered user is a consumer who has affirmatively visited one of our properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs. For NAPW, a registered user is a consumer who has viewed our marketing material, opted in to membership, provided demographic information and engaged in an onboarding call with a membership coordinator. For Noble Voice, a registered user is a jobseeker who has viewed our marketing material, completed a TCPA-compliant opt-in form and provided us with contact and other demographic information enabling us to contact them. Unless otherwise noted within the context of discussing a particular division, we typically disclose “registered users” in the aggregate, combining the users from all three divisions. If a member is inactive for 24 months then such person will be automatically de-registered from our database. The term “diverse” (or “diversity”) is used throughout this Quarterly Report to include communities that are distinct based on a wide array of criteria which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification.

Overview

The Company

The Company is both the operator of the Professional Diversity Network (the “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), Noble Voice LLC and Compliant Lead LLC (together, “Noble Voice”), each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. The NAPW Network became part of the Company on September 24, 2014 upon the closing of the Company’s merger transaction with NAPW Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), NAPW, Inc., a New York corporation (“Old NAPW”), and Matthew B. Proman, the sole shareholder of Old NAPW (“Proman”), pursuant to an Agreement and Plan of Merger, dated as of July 11, 2014 (the “Merger Agreement”). In accordance with the terms of the Merger Agreement, on the closing date of the transaction, Old NAPW merged with and into Merger Sub (the “Merger”). As a result of the Merger, the separate corporate existence of Old NAPW ceased and Merger Sub continues as the surviving corporation, remains a wholly-owned subsidiary of the Company and was renamed “NAPW, Inc.”

The NAPW Network

The NAPW Network is a for-profit membership organization for professional women that the Company believes is among the most prominent women-only professional networking organizations in the United States. As of March 31, 2015, the NAPW Network had over 775,000 paid and non-paid professional women members. We believe that we maintained high visibility for the NAPW Network in 2014 through its over 1.6 billion online ad impressions, 3.6 million direct mail impressions, hundreds of thousands of in-person impressions through its live networking activities and countless interactions via its online properties and social media accounts. Members of the NAPW Network, many of whom pay annual membership subscriptions fees to us, enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments. We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at hundreds of local chapters across the United States. Through the NAPW Network website, members are able to create, manage and share their professional identity online, build and engage with their professional network and promote themselves and their businesses. In addition to online networking, NAPW Network members can participate in a number of local events held across the United States, including monthly chapter meetings, professional networking expos, charitable events and other events developed specifically to facilitate face-to-face networking with other professional women. NAPW has historically sponsored, and the Company expects to continue to sponsor, a National Networking Conference that provides participants the opportunity to network with other members, hear presentations from keynote speakers and participate in break-out sessions. In 2015, the Company expects to sponsor a three-city National Networking Summit Series (New York, Chicago and Los Angeles), along with more than 20 other professional networking events nationwide.

NAPW Network members can also promote their career achievements and their businesses through placement on the NAPW Network website’s home page, in proprietary press releases, in the online Member Marketplace and in monthly newsletter publications. In addition to networking and promotional opportunities, NAPW Network members are also provided with the ability to further develop their skills and expand their knowledge base through monthly newsletters, online and in-person seminars, webinars and certification courses. NAPW Network members are also provided exclusive discounts on third-party products and services through partnerships with valuable brands that include Ritz Carlton, Inc. Magazine, Care.com, Lenovo personal computers and GEICO insurance.

Additionally, as a direct result of the acquisitions we made during 2014 and the subsequent integration of those acquired businesses, we are now able to offer NAPW members the ability to opt into our Telephone Consumer Protection Act-compliant process that matches and qualifies job-seeking NAPW members with interested employers.

The PDN Network

The PDN Network operated by the Company consists of online professional networking communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent. Our networking communities harness our relationship recruitment methodology to facilitate and empower professional networking within common affinities. We believe that those within a common affinity often are more aggressive in helping others within their affinity progress professionally. The Company operates these relationship recruitment affinity groups within the following sectors: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The purpose of the PDN Network is to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. Our technology platform is integral to the operation of this business. In so doing, our online platform provides employers a means to identify and acquire diverse talent and assist them with their efforts to comply with the regulations and requirements of the Equal Employment Opportunity-Office of Federal Contract Compliance Program (“OFCCP”).

As of March 31, 2015, the Company had approximately 4,078,000 PDN Network registered users, which reflects an increase during the fiscal quarter ended March 31, 2015 of 16.9% compared to the 3,487,000 PDN Network registered users as of December 31, 2014. We expect that continued user growth of the PDN Network will enable us to further develop our menu of online professional diversity networking and career placement solutions. Additionally, the Company has established systems to distribute jobs in an OFCCP compliant manner to career agencies, including those of state and local governments in the United States.

We currently provide registered PDN Network users with access to our websites at no cost, a strategy which we believe will allow us to continue to grow our user base and promote high levels of engagement for the mutual benefit of users and employers.

The Company continues to expand its relationships with key strategic alliances that we believe are valuable to our core clients. The Company currently maintains relationships with the following key strategic allies: the National Urban League, the National Association for the Advancement of Colored People, VetJobs, DisabledPersons.com, a not-for-profit organization serving employment needs of people with disabilities, National Able Veterans Exchange, Leave No Veteran Behind, ALPFA, an organization dedicated to building Latino business leaders, Latino(a)s in Tech Innovation & Social Media, Illinois Hispanic Nursing Association, Women in Biology, Black Sales Journal, Ebony Magazine and numerous others. New partnerships have been entered into with the National Association of African Americans in Human Resources, The Grio and the National Association of Women MBAs. The Company considers its partner alliances to be a key value to its clients because it enables the Company to expand its job distribution and outreach efforts.

Complimentary and Mutually Beneficial Combination of the NAPW Network and the PDN Network

The PDN Network provides NAPW Network members with direct access to employers seeking to hire professional women at a high level of connectivity and efficiency. The Merger has enabled the Company to match members with our employment partners, and then converse with the member to confirm such member’s desire to take the position to which we matched them, confirm that member is qualified for the position and directly notify the employer about a member that we have qualified and confirmed has completed an application within the employer’s recruitment system. The PDN Hire AdvantEdge service delivers enhanced membership value to those members seeking to reenter the workforce or to upgrade their professional employment condition. This benefit comes at no additional cost to members, reinforcing the membership value proposition. In addition to Hire AdvantEdge, Professional Diversity Network provides alternative values to members who are employed or are seeking employment, including, but not limited to, our patented resume optimizing service (Resunate), our semantic search job alerts and a new professional networking platform based upon PDN’s core networking technology.

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

In a similar manner, NAPW provides PDN with an enhanced value proposition to our corporate recruitment business partners by providing a unique talent source of engaged and professional women. The same Hire AdvantEdge service that creates value for members by matching them with employers in a high touch manner provides employers with a very desirable candidate in an efficient, resourced and qualified manner. Furthermore, by adding NAPW events after PDN Career Networking Conferences, PDN will have opportunities to market upgrades to the exhibiters who recruit at the PDN events that will allow such exhibiters to participate in the NAPW membership networking event and meet members who may be potential employees for their companies. Exhibiters will be able to receive more exposure to more candidates because of the fact that the NAPW Networking Event will be held after PDN’s Career Networking Conference.

PDN Operations

We generate revenue from our PDN Network through numerous sources, all of which involve recruitment services designed to meet growing demand for diverse talent. We offer job postings, recruitment advertising, semantic search technology, career and networking events. We also license our recruitment technology platform. We currently have over 900 companies utilizing our products and services. Approximately 1% of our revenue is transacted online via ecommerce; the majority of our sales are consummated via direct interaction with our diversity recruitment sales professionals. We generate revenue by contracting with medium to large employers seeking to diversify their employment ranks by advertising and promoting their job opportunities to our networks of diverse professionals and by assisting employers post their job opportunities in a method and manner compliant with the requirements of the OFCCP.

PDN - Marketing Directly to Recruiters

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

Our sales team is approaching these markets using a combination of telephone and email marketing as well as, in some cases, personal visits to companies and or their recruitment agencies. We also plan to attend major recruitment conferences where diversity recruitment recruiters are in attendance. We have invested in our direct sales infrastructure and expect to continue to do so in the future. We plan to continue to invest in our sales and marketing team during the remainder of 2015, as they mature to a self-supporting group of professionals. These costs are primarily for sales personnel and to support the sales team with tools such as client relationship management systems, personal computers and travel expenses. The sales expenses are variable and can be adjusted to meet market conditions.

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

PDN – Hire AdvantEdge

Today, the recruitment market is highly data-driven. Employers who previously spent blindly in pursuit of qualified candidates now demand accountability and data about the process and how effectively they are spending. PDN is solving this with its Hire AdvantEdge product, which allows us to deliver to recruiters qualified candidates in an efficient manner with very little lag in time to hire, which is one of the recruiting world’s most important metrics.

Our newest recruitment product is made possible by the combination of Noble Voice’s current interaction with job seekers, its technology and our relationship with employers who desire to recruit qualified diverse talent. We believe our scale, with nearly 10 million opted-in job seekers (those who have agreed to allow us to present opportunities to them), our web to text to web communications path and our relationship with large employers presents a formidable opportunity for the growth of this product. Furthermore, the benefit of the Hire AdvantEdge product to paid NAPW members has already demonstrated engagement and importance to further the membership value proposition. Helping members secure a new desired job is very important to over 1,000 members of NAPW who have already opted into the Hire AdvantEdge program.

We developed Hire AdvantEdge through the 4th quarter of 2014 and implemented it in the 1st quarter of 2015. To-date, we have already exceeded internally-communicated goals for daily matches of job seekers to jobs. We are particularly enthusiastic about the integration and expansion of Hire AdvantEdge as a result of the oversight of Jorge Perez, our new Executive Vice President, who joined the Company during the first quarter of 2015 after having previously been employed by Manpower as a Senior Vice President. We continue to believe that the success of Hire AdvantEdge could be transformational for the industry and, therefore, highly beneficial to PDN and its stockholders.

PDN - Recruitment Advertising

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

PDN - Events

We generate revenue through our events division by selling employers access to and placement in or advertising around our diversity job fairs. In 2015 we plan to deliver over 20 events nationwide, including NAPW’s three-city National Networking Summit Series. The value of these events is multi-fold. We derive revenue from employers to whom we sell the events; we derive new members to both our PDN affinities and NAPW membership roll from participation in the events; we expect to derive increased retention among paying NAPW members; and we derive goodwill and positive publicity for our corporate brands as well as our overall message of diversity and inclusion, which further drives demand for our products and services.

NAPW - Membership Subscriptions

We believe that professionals attain success, in large part, based upon the value of their personal and professional networks. NAPW was built upon the premise that women have been historically disadvantaged in terms of building financially valuable networks, and that there exists a gap in the market for professional women to successfully network. Therefore, NAPW provides its members with online networking opportunities through its members-only site at www.napw.com, as well as through in-person networking at its over 200 Local Chapters nationwide, additional career and networking events at select locations (local and regional power networking events), and ancillary (non-networking) benefits such as educational discounts, and shopping, and other membership perks. The information on NAPW’s website is not incorporated by reference in this Quarterly Report and you should not consider it as part of this Quarterly Report.

We currently employ 142 sales professionals, 128 of whom sell new membership subscriptions and 14 of whom sell upgraded membership packages and ancillary products (discussed below). The new membership subscriptions include access to network online through the members-only website, at the Local Chapter meetings, and discounted or free access to regional and national networking summits and continuing education products, depending on the paid membership tier. New membership subscriptions are provided in five different paid tiers.

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

NAPW - Upgraded Memberships and Ancillary Products.

Upgraded packages include the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the regional and national networking summits and free continuing education programs; the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence; and the registry product, which allows members to create a durable, historical record chronicling their career achievements. We have 14 representatives in our New York and Los Angeles offices selling upgraded memberships and ancillary products. Our aforementioned compliance, testing and customer service teams also support our upgraded membership and ancillary product sales.

Noble Voice - Offline Career Consultations & Online Sales

Our Noble Voice division typically conducts over 30,000 career consultations per week. We monetize these consultations by using proprietary technology to drive inexpensive online traffic to our offline call center and generating value-added leads for our strategic partners who provide continuing education and career services. Noble Voice maintains a sophisticated CRM and marketing controls, and is able to efficiently manage the number of consultations to match demand. We believe that we have a scalable platform that can continue to meet demand as it rises. We also generate revenue through Noble Voice’s online sales of recruiting advertising products.

Noble Voice - Technology Catalyst

We believe in the acquisition of Noble Voice not only for its valuable business model and revenue stream, but also for its potential as a technology catalyst. As described, we have leveraged Noble Voice’s technology to-date to enable us to roll out our Hire AdvantEdge product, which is already working to supply our clients’ demand for job seekers in real time; to improve our methods of communication to prospects and leads for lead-generation; to deliver upgraded benefits not only to our NAPW members and members of the PDN affinities but to our clients through their client portal; to deliver the new NAPW website; to drive a significant increase in web traffic and time on site; and to greatly increase the rate of new user registrations on our online properties. We believe that we will continue to leverage Noble Voice resources going forward in a manner that continues to help us gain efficiencies.

Significantly, our Noble Voice technology resources have allowed us to roll out an upgraded Customer Relations Management database and interface (“CRM”) for use by NAPW across all aspects of its operations.  Our new NAPW CRM was rolled out during the first quarter of 2015 and is already being used by a significant number of NAPW test users.  We expect the new CRM to provide us with better business intelligence around the acquisition, distribution and management of NAPW leads as well as better operational control and management of NAPW call center operations.

Quarterly Results

Overview

The Company realized $10,702,000 in total revenue during the three month period ended March 31, 2015, compared to $1,238,000in the same prior year period, representing an increase of 764%, attributable primarily to the acquisition of NAPW in September of 2014 and Noble Voice in November of 2014.

The NAPW Network generated $7,024,000, or 65.6% of our total revenue for the three months ended March 31, 2015. We generate revenue from the NAPW Network through membership subscriptions, the sale of press releases and an annual registry publication. Members pay their annual fees at the commencement of their membership period and benefits become available immediately; however, the revenue is recognized ratably over the 12 month membership period. Membership subscriptions represented approximately 96.6% of NAPW’s revenue for the three months ended March 31, 2015.

Our primary strategy to increase revenues from the NAPW Network is to expand the NAPW Network’s base and create a robust database of information about its key demographic - professional women. We believe that we can do so through the deployment of capital into (i) the NAPW Network’s existing member acquisition model, (ii) testing new methods of member acquisition, (iii) key member retention initiatives, (iv) the refinement of existing, and development of additional, NAPW Network member benefits and (v) our information collection and technology infrastructure.

The PDN Network generated $919,000, or 8.6% of our total revenue for the three months ended March 31, 2015. The majority of revenue generated by the PDN Network comes from job recruitment advertising. For the three months ended March 31, 2015 and 2014, approximately 92.1% and 66.0% of our aggregate revenue was generated from recruitment advertising, respectively. The sales and marketing team, launched in 2013 at Professional Diversity Network, is executing its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced early adoption of our OFCCP compliance product services by a number of customers. By combining diversity recruitment advertising with job postings and compliance services, the Company is able to deliver a valuable, cost effective and comprehensive solution for businesses subject to OFCCP compliance.

We generate revenue from our PDN Network through numerous sources all of which involve recruitment services. We offer job postings, recruitment advertising, semantic search technology, career and networking events. We also license our recruitment technology platform. We currently have over 900 companies utilizing our products and services. For the three months ended March 31, 2015, approximately 12% of our PDN revenue was transacted online via ecommerce through our proprietary properties and those of our partners. The majority of our PDN Network direct sales are consummated via direct interaction with our diversity recruitment sales professionals.

The Company’s strategy for the PDN Network is to continue to diversify its customer base and thus its sources of revenue. Our sales and marketing team, launched in 2013, is experiencing meaningful growth in its ability to transact business. As of March 31, 2015, the Company has developed a team of 26 sales and marketing professionals. Revenue recognized from direct sales of all services and events to businesses was approximately $919,000 for the three months ended March 31, 2015, compared to $1,238,000 for the three months ended March 31, 2014, representing decrease of (26)% attributable to the cancellation of the agreement with LinkedIn as of March 29, 2014 and Apollo Education Group on October 9, 2014. These two former customers accounted for $0 of revenue in the quarter ended March 31, 2015 and $611,111 for the quarter ended March 31, 2014.

While we recognize revenue in our financial statements ratably as earned over the lives of the respective contracts we enter into, internally we track gross bookings for services we originate through our direct sales force on a quarterly basis strictly as our performance measurement. Although direct bookings are non-binding and the revenue derived from such bookings are not recorded in earnings until all of the revenue recognition criteria are met, we consider direct bookings to be a key performance indicator of where we stand against our strategic plan. Direct bookings during the first quarter of 2015 for all services and events were $967,000 (including $283,000 of direct bookings from our events division), compared to $ 764,000 in the first quarter of 2014 (excluding LinkedIn and Apollo Education Group bookings), representing an increase of 26.6%.

Seasonality

Our quarterly operating results have historically been affected by the seasonality of employers’ businesses. Historically, demand for employment hiring is lower during the first quarter and second quarters of the year and increases during the third and fourth quarters. However, while NAPW sales have slight seasonal variations, generally sales have been slightly slower during summer months and during periods near holidays like Thanksgiving, Christmas and New Year’s Eve and New Year’s Day, the variations are far less significant than those of PDN’s recruitment business. Because NAPW generates the majority of revenue for the Company, the seasonality of the Company’s business has been less significant this quarter compared to previous quarters, and we expect that will be the case in future quarters.

Costs and Expenses

Total costs and expenses increased significantly in the three months ended March 31, 2015 to $13,206,000 compared to $1,790,000 for the three months ended March 31, 2014. This increase of 638% is primarily the result of the increased costs of operating the acquired businesses of the NAPW Network and Noble Voice.

We believe there are more than 10,000 companies that are potential business partners of the PDN Network. We also believe that our year over year bookings growth of over 26.6% for the first quarter of 2015 via our direct sales model, while not necessarily indicative of future results, does indicate that our investment in our new sales and marketing team is beginning to have a positive impact on the Company. Building a new team takes time and resources and we believe that our investment in this team now will enable us to diversify our client base, increase our revenue and create value for our shareholders. We feel that the size of the current team is sufficient to grow our direct sales revenues significantly, without further substantial investments in sales personnel.

Results of Operations

The following tables set forth our results of operations for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2015	2014	(Dollars)	(Percent)
	(in thousands)

Revenues
Recruitment services	$847	$816	$31	3.8%
Consumer advertising and marketing solutions	72	421	(349)	(82.9%)
Membership fees and related services	6,789	-	6,789	100.0%
Lead generation	2,759	-	2,759	100.0%
Products sales and other	236	-	236	100.0%
Total revenues	10,702	1,238	9,466	764.6%

Costs and expenses:
Cost of revenues	1,712	366	1,346	367.8%
Sales and marketing	6,616	796	5,820	731.2%
General and administrative	3,944	536	3,408	635.8%
Depreciation and amortization	935	91	844	927.5%
Total costs and expenses	13,206	1,790	11,418	637.9%
Loss from operations	(2,506)	(552)	(1,952)	353.6%

Other income (expense), net	(30)	66	(96)	(145.5%)
Change in fair value of warrant liability	20	44	(24)	(54.5%)
Income tax benefit	(970)	(179)	(791)	441.9%
Net loss	$(1,543)	$(263)	$(1,281)	487.1%

Revenue

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,
	2015	2014
Percentage of revenue by product:
Recruitment services	8%	66%
Consumer advertising and marketing solutions	1%	34%
Membership fees and related services	63%	0%
Lead generation	26%	0%
Products sales and other	2%	0%

During the three months ended March 31, 2015 and 2014, we recognized $847,000 and $816,000, respectively, of revenues related to direct sales of our recruitment services. This increase in direct sales is primarily attributable to the successful execution by our sales and marketing team of its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced early adoption of our OFCPP compliance product services by a number of customers. Additionally, direct sales of our recruitment services were positively impacted as a result of the termination of our previous agreement with LinkedIn, since we no longer have post termination restrictions on our ability to sell any employers our diversity recruitment services and we are not restricted from entering into direct recruitment relationships with those companies that are using our products and services via the LinkedIn reseller agreement.

Also contributing to the increase in recruitment services was $153,000 of revenues generated from our Events Division during the three months ended March 31, 2015, compared to revenue of $100,000 for the same prior year period.

Revenue from our consumer advertising and marketing solutions was $72,000 for the three months ended March 31, 2015, compared to $421,000 for the prior year period. The year over year decrease was primarily the result of the termination of our agreement with Apollo Group on October 9, 2014, which resulted in lost fixed monthly fees of $116,667. The Apollo Agreement would have otherwise expired by its terms on February 28, 2015. Revenue generated from agreements with our partner organizations amounted to $72,000 for the three months ended March 31, 2015, compared to $71,000 for the three months ended March 31, 2014.

Membership fees and related services and products sales of $7,024,000 for the three months ended March 31, 2015 are attributable to the NAPW Network, which was acquired in September 2014. The Company anticipates that in future periods, the revenue generated from the NAPW Network will continue to exceed revenue generated from the PDN Network, and will be material to the Company’s financial condition and results of operations. The Company began to significantly increase its energies and spending on sales opportunities and membership benefit services after the acquisition of NAPW in September 2014. We anticipate that these investments, which are a combination of improvements that leverage PDN’s technology and enhance membership services and support and our consistent, continuing investments in lead generation, will result in an increase in both membership sales in the near, mid and long term as well as an increase in renewals in the mid and long term.

Noble Voice, which was acquired on November 26, 2014, generated $2,759,000 of lead generation revenue for the three months ended March 31, 2015.

Operating Expenses

Cost of sales and services expense: Cost of sales and services during the three months ended March 31, 2015 was $1,712,000, an increase of $1,345,000, or 367%, from $366,000 for the three months ended March 31, 2014. The increase was due to (i) $192,000 of costs of products and membership services from NAPW and $1,094,000 from Noble Voice services that were incurred after the acquisition of each, (ii) a $156,000 increase in technology delivery services by PDN for the three months ended March 31, 2015 resulting from the growth of our OFCCP compliance product and expansion of our technology development, (iii) a decrease of $36,000 of direct costs incurred in connection with our Events Division for the three months ended, which had been acquired at the end of the third quarter of 2013 and (iv) a decrease of $31,000 of revenue sharing to our partner organizations due to the addition of new partners.

Sales and marketing expense: Sales and marketing expense for the three months ended March 31, 2015 was $6,615,000, an increase of $5,819,000, or 731%, compared to $796,000 for the three months ended March 31, 2014. The increase primarily consisted of (i) $ 4,847,000 of sales and marketing expenses from NAPW, which included $1,930,000 of wages and benefits for the NAPW sales team and $2,917,000 of digital advertising and direct mail costs to generate leads, (ii) $1,094,000 of wages for the Noble Voice lead generation team and (iii) a decrease of $122,000 for the three months ended March 31, 2015 in sales and marketing salaries, commissions and benefits marketing costs for PDN which resulted from adjustments to the sales and marketing team.

General and administrative expense: General and administrative expenses increased by $3,408,000, or 636%, to $3,944,000 for the three months ended March 31, 2015, compared to $536,000 for the three months ended March 31, 2014, primarily due to $2,742,000 of expenses from NAPW and $879,000 from Noble Voice and was partially offset by a decrease from PDN of $212,000 due to allocation of shared expenses.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended March 31, 2015 was $935,000, compared to $91,000 for the three months ended March 31, 2014, an increase of $844,000 or 928% which was primarily due to a $731,000 increase in amortization expense, resulting from the amortization of the intangible assets of $14,905,000 acquired from Old NAPW and $650,000 from Noble Voice and $91,000 of amortization related to the additions to capitalized software relating to web product platform development to support emerging technologies and to the acquired software technology from CareerImp Inc. in June 2013.

Other Income (Expenses)

Included in other expenses, net, for the three months ended March 31, 2015 and 2014 is interest expense in the amount of $46,000 and $0, respectively. Interest expense during the three months ended March 31, 2015 is the result of the note payable to Proman which had been issued in conjunction with the acquisition of Old NAPW and forgone accrued interest on early termination of short term investments..

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. We recorded a non-cash loss of $20,000 and $44,000 during the three months ended March 31, 2015and 2014 respectively, related to changes in the fair value of our warrant liability liabilities. The change in the fair value of our warrant liability was primarily the result of changes in our stock price.

Income Tax (Benefit) Expense

The effective income tax rate for the three months ended March 31, 2015 was 38.6%, resulting in a $970,000 income tax benefit. The effective income tax rate for the three months ended March 31, 2014 was 40.6%, resulting in a $179,000 income tax benefit.

Critical Accounting Policies and Estimates

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we may delay adoption of new or revised accounting standards applicable to public companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Upon issuance of new or revised accounting standards that apply to our consolidated financial statements, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting guidelines.

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

We base our estimates on our historical experience, knowledge of our business and industry, current and expected economic conditions, the attributes of our products, the regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015, which we believe are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2015 and 2014, respectively, and is intended to supplement the more detailed discussion that follows:

	March 31,
	2015	2014
	(in thousands)

Cash and cash equivalents	$3,535	$10,829
Short-term investments	2,277	7,500
Working capital (deficiency)	(7,766)	18,122

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

On March 31, 2014 the Company filed its amended Registration Statement on Form S-3 (the “Shelf”), which was declared effective by the SEC on April 2, 2015, registering for issuance shares of our common stock, preferred stock, depositary shares, rights, warrants, units and debt securities up to an aggregate amount of $100,000,000, and 6,309,845 shares of our common stock for resale by certain selling stockholders, in one or more future offerings.  This Shelf presented an economical way to position the Company to take advantage of strategic opportunities that may arise, all while helping to create a more liquid market for the Company’s common stock.

Following the Company’s 2014 acquisitions, which have enabled it to report the revenue growth depicted in its financial statements for the quarter ended March 31, 2015, it became prudent to raise additional working capital to replenish amounts spent on the acquisitions and subsequent integration.

To that end, in April of 2015, the Company held its first offering under the Shelf and sold an aggregate of 1,670,000 shares of its common stock at $3.00 per share for gross proceeds of $5,010,000.  After the payment of underwriting commissions and discounts, the net proceeds of the offering amounted to approximately $4,600,000.  This offering has enabled the Company to replenish its current assets, maintain the ability to pursue new opportunities, and enjoy a more liquid market for its common stock. The Company believes it has more than adequate cash reserves to execute its business plan and drive the Company to profitability.

As of the date of this report, the underwriters have elected to exercise their option to purchase an additional 75,100 shares of common stock, also at $3.00 per share. The offering of the shares pursuant to the exercise of this overallotment option is expected to close on May 15, 2015.

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

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(465)	$(347)
Investing activities	2,785	(7,560)
Financing activities	(305)	-
Net (decrease) increase in cash and cash equivalents	$2,015	$(7,907)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was $465,000. We had a net loss of $1,543,000, during the three months ended March 31, 2015, which was offset by non-cash depreciation and amortization of $935,000, stock based compensation expense of $122,000, a deferred tax benefit of $970,000, the amortization of debt discount related to the Proman note of $3,000, the amortization of premiums paid on short-term investments of $43,000 and a decrease in the fair value of warrant liabilities of $20,000. Changes in working capital provided $966,000 of cash during the three months ended March 31, 2015.

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

Net Cash Used in Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2015 was $2,785,000, consisting of $2,789,000 of proceeds from the sale and maturities of short-term investments, offset by $63,000 invested in developed technology, $26,000 in purchases of property and equipment and $5,000 of new security deposits.

Net cash used in investing activities for the three months ended March 31, 2014 was $7,560,000, consisting of $7,500,000 from the purchase of short-term investments, $48,000 invested in developed technology and $12,000 in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash used in financing activities during the three months ended March 31, 2015 was $305,000 for an increase in the Merchant reserve for NAPW. The Company did not have any cash provided by or used in financing activities during the three months ended March 31, 2014.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2015, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

However, during the first quarter of 2015, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the fiscal year ended December 31, 2014. Specifically, the Company continued implementing new policies to more fully segregate incompatible duties and enhance the overall internal control structure. Additional procedures were written supporting which functions employees with access to the general ledger system can access, which will provide additional internal control enhancements. In addition, we hired additional finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions and also engaged a third party external financial reporting specialist with expertise in GAAP and SEC reporting regulations. As a result of the 2014 acquisitions of NAPW and Noble Voice, we have been able to continue to expand our Accounting and Finance department and plan to reallocate roles and responsibilities in order to improve our segregation of duties.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015, NAPW, Inc., the Company’s wholly-owned subsidiary and successor by merger to Old NAPW, is a defendant in the related cases of Costantino v. NAPW, Inc., No. 0000074/2013 (Sup. Ct., Nassau Co.), filed on January 3, 2013 in the County Court for Nassau County, New York, and DeLisi, et al. v. NAPW, Inc., No. 2:13-CV-05322 (E.D.N.Y.), filed on September 25, 2013 in federal court for the Eastern District of New York. These cases involve allegations made by four former employees of same sex sexual harassment by a female sales manager over a period of several years. Upon learning of these allegations, which came only after the employees involved were terminated for cause, Old NAPW engaged an independent investigator that conducted an investigation and returned a conclusion that the allegations were unfounded. Both cases are in the advanced stages of discovery. In February of 2015 the defendants, in conjunction with their insurance carrier, made an offer of judgment to the federal plaintiffs.  In March of 2015 two of the federal plaintiffs accepted the offers of judgment and are now removed from the case, leaving two federal plaintiffs. In April of 2015, the parties agreed to a settlement in principle, with the agreed-upon settlement amount largely within the limits of applicable insurance.  While the parties have not yet finalized their settlement and are working out final logistical details at this time, we do not anticipate the Company’s contribution to the settlement will have a material effect on its financial condition.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	May 14, 2015	By:	/s/ David Mecklenburger
Name: David Mecklenburger Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
1.1
Underwriting Agreement, dated as of April 16, 2015, between Professional Diversity Network, Inc. and Aegis Capital Corp., as representative of the several underwriters named therein (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015)

Severance Agreement and General Release, dated as of March 10, 2015, between Professional Diversity Network, Inc. and Rudy Martinez (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2015)

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