Form 10-Q
period 2015-06-30
Professional Diversity Network, Inc.
filed 2015-08-12
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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
Yes ☐ No ☒

There were 14,673,172 shares outstanding of the registrant’s common stock as of August 10, 2015.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

PART I
ITEM 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,329,441	$1,519,467
Accounts receivable	2,779,769	3,448,748
Short-term investments	1,096,234	5,198,878
Incremental direct costs	1,098,271	900,868
Prepaid license fee	225,000	337,500
Prepaid expenses and other current assets	404,540	381,057
Deferred tax asset	38,800	58,200
Total current assets	10,972,055	11,844,718

Property and equipment, net	763,514	874,769
Capitalized technology, net	575,906	526,070
Goodwill	45,180,531	45,180,531
Intangible assets, net	13,486,039	14,934,225
Merchant reserve	1,260,849	860,849
Security deposits	376,160	371,310
Total assets	$72,615,054	$74,592,472

Current Liabilities:
Accounts payable	$3,591,092	$4,941,135
Accrued expenses	703,102	549,727
Deferred revenue	9,766,162	10,078,938
Customer deposits	225,000	337,500
Notes payable	85,099	1,389,386
Note payable - related party	442,394	437,186
Warrant liability	2,229	93,789
Capital lease obligations	-	15,232
Total current liabilities	14,815,078	17,842,893

Deferred rent	65,480	25,946
Deferred tax liability	1,595,389	3,081,611
Total liabilities	16,475,947	20,950,450

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value; 25,000,000 shares authorized; 14,673,172 and 12,928,072 shares issued as of June 30, 2015 and December 31, 2014, respectively; and 14,464,789 and 12,719,689 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	144,731	127,280
Additional paid in capital	63,447,113	58,646,322
Accumulated deficit	(7,415,620)	(5,094,463)
Treasury stock, at cost; 8,382 shares at June 30, 2015 and December 31, 2014	(37,117)	(37,117)
Total stockholders' equity	56,139,107	53,642,022

Total liabilities and stockholders' equity	$72,615,054	$74,592,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Membership fees and related services	$6,754,247	$-	$13,542,927	$-
Lead generation	2,760,022	-	5,519,126	-
Recruitment services	756,039	585,106	1,602,701	1,401,450
Product sales and other	64,736	-	300,429	-
Consumer advertising and marketing solutions	63,785	447,181	136,086	868,491
Total revenues	10,398,829	1,032,287	21,101,269	2,269,941

Costs and expenses:
Cost of revenues	1,471,760	395,754	3,183,306	762,225
Sales and marketing	5,479,052	763,083	12,094,563	1,559,527
General and administrative	3,902,136	572,018	7,845,817	1,107,715
Depreciation and amortization	870,273	93,648	1,805,196	184,555
Total costs and expenses	11,723,221	1,824,503	24,928,882	3,614,022

Loss from operations	(1,324,392)	(792,216)	(3,827,613)	(1,344,081)

Other (expense) income
Interest expense	(29,479)	-	(75,110)	-
Interest and other income	7,126	1,010	23,184	67,256
Other (expense) income, net	(22,353)	1,010	(51,926)	67,256

Change in fair value of warrant liability	71,270	(30,277)	91,560	13,532

Loss before income tax benefit	(1,275,475)	(821,483)	(3,787,979)	(1,263,293)
Income tax benefit	(497,196)	(333,322)	(1,466,822)	(512,589)
Net loss	$(778,279)	$(488,161)	$(2,321,157)	$(750,704)

Net loss per common share, basic and diluted	$(0.06)	$(0.08)	$(0.17)	$(0.12)

Weighted average shares used in computing net loss per common share:
Basic and diluted	14,023,916	6,313,717	13,375,405	6,314,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,321,157)	$(750,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,805,196	184,554
Deferred tax benefit	(1,466,822)	(512,589)
Stock-based compensation expense	236,369	25,696
Amortization of prepaid license fees	112,500	-
Amortization of premium on short-term investments, net	70,644	-
Amortization of customer deposits	(112,500)	-
Change in fair value of warrant liability	(91,560)	(13,532)
Accretion of debt discount	5,208	-
Changes in operating assets and liabilities:
Accounts receivable	636,698	125,469
Prepaid expenses and other current assets	(23,483)	(232,788)
Incremental direct costs	(197,403)	-
Accounts payable	(1,350,043)	83,620
Accrued expenses	153,375	71,777
Deferred revenue	(312,776)	(97,405)
Deferred rent	39,534	-
Net cash used in operating activities	(2,816,220)	(1,115,902)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	4,957,000	3,100,000
Purchases of short-term investments	(925,000)	(14,976,078)
Costs incurred to develop technology	(231,437)	(97,918)
Purchases of property and equipment	(64,154)	(11,597)
Security deposit	(4,850)	-
Net cash provided by (used in) investing activities	3,731,559	(11,985,593)

Cash flows from financing activities:
Proceeds from the sale of common stock	5,235,300	-
Repayment of note payable	(1,272,006)	-
Payment of offering costs	(653,427)	-
Merchant reserve	(400,000)	-
Payments of capital leases	(15,232)	-
Repurchase of common stock	-	(25,862)
Net cash provided by (used in) financing activities	2,894,635	(25,862)

Net increase (decrease) in cash and cash equivalents	3,809,974	(13,127,357)
Cash and cash equivalents, beginning of year	1,519,467	18,736,495
Cash and cash equivalents, end of year	$5,329,441	$5,609,138

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$4,631	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
Working capital adjustment to note payable	$32,281	$-
Accrued expenses related to license fee	$-	$450,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), as well as Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. The Company is a corporation organized under the laws of Delaware, originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals though its website, as well as at events hosted at its local chapters across the country. The Noble Voice division typically conducts over 37,000 career consultations per week. Noble Voice monetizes these consultations by using proprietary technology to drive inexpensive online traffic to our offline call center and generating value-added leads for the Company’s strategic partners who provide continuing education and career services.

2. Liquidity, Financial Condition and Management’s Plans

The Company funds its operations principally from cash on hand and accounts receivable collected.

In April and May 2015, the Company sold an aggregate of 1,745,100 shares of the Company’s common stock at $3.00 per share for gross proceeds of $5,235,300. Net proceeds, after the payment of commissions and legal and other expenses, amounted to approximately $4.6 million (see Note 10).

The Company is closely monitoring and controlling operating costs and capital requirements and has developed an operating plan for 2015. The Company is also leveraging the benefits of the combined operations and has actively begun eliminating duplicative costs across the organization. The Company has also developed new products that leverage the operating strengths of the three distinct business units and anticipate positive market acceptance. Management believes that the Company’s cash, investments on hand and anticipated cash to be received from expected future sales will be sufficient to sustain operations for the next twelve months. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2014 and 2013. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

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

Making estimates requires management to exercise significant judgment.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future intervening events. Accordingly, the actual results could differ significantly from estimates.

Principles of Consolidation - The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Short-Term Investments - All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. The Company classifies short-term investments as held to maturity and carries them at amortized cost if the Company has the positive intent and ability to hold the securities to maturity. As of June 30, 2015 and December 31, 2014, the short-term investments, consisting of municipal bonds and corporate fixed income bonds, are classified as “Level 2.”

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Certificates of deposit	$925,000	$62	$-	$925,062
Municipal bonds	171,234	-	(2,787)	168,447
	$1,096,234	$62	$(2,787)	$1,093,509

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Certificates of deposit	$1,099,775	$1,168	$-	$1,100,943
Municipal bonds	536,046	-	(6,572)	529,474
Corporate fixed income bonds	3,563,057	808,948	-	4,372,005
	$5,198,878	$810,116	$(6,572)	$6,002,422

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

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

Lead Generation

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

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales.

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

Consumer Advertising and Marketing Solutions

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

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of advertising contracts and is amortized over the life of the applicable contract. For the three months ended June 30, 2015 and 2014, the Company incurred advertising and marketing expenses of approximately $1,212,000 and $169,000, respectively. For the six months ended June 30, 2015 and 2014, the Company incurred advertising and marketing expenses of approximately $2,721,000 and $331,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At June 30, 2015 and December 31, 2014, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

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

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

The following table presents a summary of fair value measurements for certain financial instruments measured at fair value on a recurring basis:

Financial Instrument	Level	June 30, 2015	December 31, 2014
Warrant liability	3	$2,229	$93,789

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

As of June 30, 2015 and December 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The warrant liability was valued using the Black-Scholes option pricing model and the following assumptions on the following dates:

	June 30, 2015	December 31, 2014
Strike price	$10.00	$10.00
Market price	$2.07	$4.87
Expected life	3.68 years	4.17 years
Risk-free interest rate	1.62%	1.62%
Dividend yield	0.00%	0.00%
Volatility	37%	42%
Warrants outstanding	131,250	131,250
Fair value of warrants	$2,229	$93,789

The Company decreased the warrant liability by $91,560 to reflect the change in the fair value of the warrant instruments for the six months ended June 30, 2015. The following table sets forth a summary of the changes in the fair value of the Level 3 financial liabilities that are measured at fair value on a recurring basis:

Balance – January 1, 2015	$(93,789)
Decrease in net value of warrant liability	91,560
Balance – June 30, 2015	$(2,229)

Net Loss per Share - The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended June 30, 2015 and 2014 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2015	2014
Warrants to purchase common stock	362,500	131,250
Stock options	340,857	183,000
Unvested restricted stock	200,001	-
	903,358	314,250

Recently Issued Accounting Pronouncements – Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

4. Acquisitions

On November 26, 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Outreach Ventures, Inc. (“Global Outreach”), Eric Bull (“Mr. Bull”), Terri Gladwell (“Ms. Gladwell”) and Sergio Zlobin (“Mr. Zlobin,” and together with Mr. Bull and Ms. Gladwell, the “Stockholders”), pursuant to which the Company acquired all of the issued and outstanding membership interests of Global Outreach’s wholly-owned subsidiaries, Noble Voice LLC (“Old Noble Voice”) and Compliant Lead LLC (“Compliant” and, together with Old Noble Voice, “Noble Voice”) for an aggregate purchase price of $1,389,386, consisting of a promissory note (see Note 7).

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

The following unaudited consolidated pro forma information gives effect to the acquisitions of Noble Voice and NAPW as if these transactions had occurred on January 1, 2014. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisitions been completed on January 1, 2014, nor are they indicative of results that may occur in any future periods. Pro forma information is not presented for the three and six months ended June 30, 2015, as the Company’s results of operations include the consolidated results for the full period.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues	$11,063,760	$21,292,787
Net loss	$(1,183,491)	$(3,400,241)

Net loss per share:
Basic and diluted	$(0.09)	$(0.27)

Weighted average shares outstanding:
Basic and diluted	12,725,871	12,725,871

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

5. Capitalized Technology

Capitalized Technology, net is as follows:

June 30, 2015
Capitalized cost:
Balance, beginning of period	$1,469,413
Additional capitalized cost	231,437
Balance, end of period	$1,700,850

Accumulated amortization:
Balance, beginning of period	$943,343
Provision for amortization	181,601
Balance, end of period	$1,124,944
Capitalized technology, net	$575,906

Amortization expense of $90,663 and $89,107 for the three months ended June 30, 2015 and 2014, respectively, and $181,601 and $174,133 for the six months ended June 30, 2015 and 2014, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of comprehensive loss.

6. Intangible Assets

Intangible assets, net is as follows:

June 30, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(303,264)	$3,666,736
Paid Member Relationships	5	890,000	(135,972)	754,028
Member Lists	5	8,957,000	(1,368,431)	7,588,569
Developed Technology	3	978,000	(229,167)	748,833
Trade Name/Trademarks	4	480,000	(89,861)	390,139
Customer Relationships	5	280,000	(32,666)	247,334
		15,555,000	(2,159,361)	13,395,639
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$13,486,039

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2015 (six months)	$1,434,200
2016	2,868,400
2017	2,802,233
2018	2,563,872
2019	1,846,697
Thereafter	1,880,237
$13,395,639

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

7. Note Payable

In connection with the Company’s acquisition of Old Noble Voice, and Compliant, the Company entered into a non-interest bearing promissory note (“NV Promissory Note”) with Victory Holdings Group, LLC (“Victory Holdings”), a company owned by a former member of Noble Voice. Pursuant to the NV Promissory Note, Old Noble Voice and Compliant agreed to pay Victory Holdings an aggregate initial amount of $1,389,386. The initial amount to be repaid under the NV Promissory Note is subject to modification based upon collected accounts receivable and assumed accounts payable included in the acquisition. The NV Promissory Note requires monthly payments, subject to the modifications as defined in the Purchase Agreement, beginning on January 2, 2015 through and including December 1, 2015. The NV Promissory Note is secured by a security interest in the accounts receivable as of the closing date of November 26, 2014. During the six months ended June 30, 2015, payments made on the NV Promissory Note totaled $1,272,006 and the note was contractually reduced by $32,281, based upon the terms of the NV Promissory Note, which requires periodic modification of the amounts due resulting from the Company’s analysis of the acquired accounts receivable and assumed accounts payable. At June 30, 2015 and December 31, 2014, the amount outstanding under the NV Promissory Note was $85,009 and $1,389,386, respectively.

8. Note Payable – Related Party

The Company has an outstanding promissory note in the amount of $445,000 (the “Promissory Note”) payable to Matthew Proman, the Company’s former Executive Vice President and Chief Operating Officer (see Note 14). The Promissory Note matures on August 15, 2015, has an annual interest rate of 0.35% and is due and payable in quarterly installments of $137,500 on each of November 15, 2014, February 15, 2015, May 15, 2015, with a final payment of $32,500 payable on August 15, 2015. However, if NAPW (on a stand-alone basis) on any payment date fails to meet certain performance criteria as of the end of the fiscal quarter then most recently ended with respect to gross revenue and net cash from operations, then the Company’s obligation to make payments of principal and accrued interest on that date will be deferred to the next payment date that follows the next fiscal quarter end during which NAPW is able to meet such performance criteria, and the maturity date shall be correspondingly extended until such time as the note may be repaid in full. If NAPW (on a stand-alone basis) on any payment date, as of the end of the fiscal quarter then most recently ended, satisfies the gross revenue performance criteria, but fails to satisfy the cash flow performance criteria, then the Company will only be required to make payments of interest and principal to the extent NAPW has positive cash flows from operations equal to or greater than the amount due, as defined in the Promissory Note. The Promissory Note is not convertible or exchangeable for shares of the Company’s Common Stock, is unsecured and may be prepaid, in full or in part, at any time by the Company without premium or penalty. The amounts owing under the Promissory Note may be accelerated upon the occurrence of an event of default. NAPW did not meet the specified performance criteria for the three and six months June 30, 2015. Accordingly, the payment of the $137,500 due to Mr. Proman on August 15, 2015 will be deferred until November 15, 2015.

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

The remaining unamortized discount is $2,606 at June 30, 2015. Interest expense amounted to $2,993 and $0 for the three months ended June 30, 2015 and 2014, respectively, which includes amortization of debt discount of $2,604 and $0, respectively. Interest expense amounted to $5,986 and $0 for the six months ended June 30, 2015 and 2014, respectively, which includes amortization of debt discount of $5,208 and $0, respectively. There were no payments made on the Promissory Note during the three and six months ended June 30, 2015. The Promissory Note, net of the unamortized discount, amounted to $442,394 and $437,186 as of June 30, 2015 and December 31, 2014, respectively.

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

Rent expense, amounting to $324,254 and $20,165 for the three months ended June 30, 2015 and 2014, respectively, and $699,842 and $45,577 for the six months ended June 30, 2015 and 2014, respectively, is included in general and administrative expense in the condensed consolidated statements of comprehensive loss. Included in rent expense is sublease income of $90,000 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $165,000 and $0 for the six months ended June 30, 2015 and 2014, respectively.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

Future annual minimum payments due under the leases are summarized as follows:

Year ending December 31,
2015 (six months)	$717,487
2016	1,404,023
2017	1,331,495
2018	1,132,112
2019	101,187
$4,686,304

Legal Proceedings

NAPW, Inc., the Company’s wholly-owned subsidiary and successor by merger to Old NAPW, is a defendant in the related cases of   Constantino v. NAPW, Inc. , No. 0000074/2013 (Sup. Ct., Nassau Co.), filed on January 3, 2013 in the County Court for Nassau County, New York, and  DeLisi, et al. v. NAPW, Inc.  , No. 2:13-CV-05322 (E.D.N.Y.), filed on September 25, 2013 in federal court for the Eastern District of New York. These cases involved allegations of same-sex sexual harassment against a female manager by five female employees. The cases were settled in full on June 2, 2015, subject to confidentiality agreements. Under the terms of the settlement, the parties have agreed to have the case dismissed pending releases from all parties as well as from interested third-parties who provided benefits to the plaintiffs. It is anticipated that all releases will be executed and the matter dismissed during the third quarter of 2015. The Company believes that these settlements will not have a material effect on its financial condition.

Noble Voice LLC, a wholly-owned subsidiary of the Company acquired in connection with the Global Outreach Ventures acquisition, is party to litigation captioned as   Expand, Inc. v. Noble Voice LLC et al. ,   CASE NO.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) on or about September 10, 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief. During the Second Quarter the parties met to discuss settlement of claims against the corporate defendants. The outcome of this lawsuit is uncertain, however, the Company believes that the claims asserted are without merit and intends to aggressively defend itself against the claims.

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

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of June 30, 2015, the Company had 14,464,789 shares of common stock outstanding.

In April 2015, the Company sold an aggregate of 1,670,000 shares of the Company’s common stock at $3.00 per share for gross proceeds of $5,010,000. Net proceeds, after the payment of commissions and legal and other expenses, amounted to approximately $4,400,000 million. In May 2015, the underwriters elected to exercise their option to purchase an additional 75,100 shares of the Company’s common stock at $3.00 per share, for gross proceeds of $225,300, or approximately $210,000 after the payment of underwriting commissions and discounts.

11. Stock-Based Compensation

Equity Incentive Plans – The Company adopted the 2013 Equity Compensation Plan under which the Company reserved 500,000 shares of common stock for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The plan provides for a maximum of 500,000 shares that could be acquired upon the exercise of stock options or the vesting of restricted stock. On June 3, 2015, the Company amended the plan to increase the number of authorized shares of common stock under the plan to 1,800,000 shares.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	346,000	$3.45	9.4	$491,320
Granted	32,857	4.90
Exercised	-	-
Forfeited or Canceled	(38,000)	(3.45)
Outstanding – June 30, 2015	340,857	$3.59	8.8	$-

Exercisable – June 30, 2015	230,668	3.45	8.6	$-

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2014	163,000	$1.65
Granted	32,857	1.87
Vested	(47,668)	(1.65)
Forfeited or Canceled	(38,000)	(1.65)
Unvested – June 30, 2015	110,189	$1.71

On March 23, 2015, the Company granted 32,857 stock options to certain directors for future services. These options had a fair value of $61,443 using the Black-Sholes option-pricing model with the following assumptions:

Risk-free interest rate	1.41%
Expected dividend yield	0.00%
Expected volatility	39.47%
Expected term	5.5 years

The options are exercisable at an exercise price of $4.90 per share over a ten-year term and vest over one year. Compensation expense was $15,360 for the three and six months ended June 30, 2015 pertaining to this grant.

The Company recorded non-cash compensation expense of $31,299 and $25,696 for the three months ended June 30, 2015 and 2014, respectively, and $42,701 and $25,696 for the six months ended June 30, 2015 and 2014, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at June 30, 2015 amounts to $157,664 and is expected to be recognized over a remaining weighted average period of 1.45 years.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

Warrants

A summary of warrant activity for the six months ended June 30, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	362,500	$8.34	4.5	$85,000
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding – June 30, 2015	362,500	$8.34	4.0	$-

Exercisable – June 30, 2015	131,250	10.00	3.7	$-

All warrants outstanding were fully vested as of June 30, 2015 and December 31, 2014.

No compensation cost was recognized during the three and six months ended June 30, 2015 and 2014 pertaining to warrants.

Restricted Stock

A summary of restricted stock activity for the six months ended June 30, 2015 is as follows:

Number of Shares
Unvested - December 31, 2014	200,001
Granted	-
Vested	-
Forfeited or Canceled	-
Unvested – June 30, 2015	200,001

The Company recorded non-cash compensation expense of $83,000 and $0 for the three months ended June 30, 2015 and 2014, respectively, and $193,668 and $0 for the six months ended June 30, 2015 and 2014, respectively, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at June 30, 2015 amounts to $802,338 and is expected to be recognized over a weighted average period of 2.4 years.

12. Customer Concentration

The Company’s revenues were historically highly dependent on two customers: LinkedIn and the Apollo Group. The Company’s agreement with LinkedIn terminated on March 29, 2014 and its agreement with the Apollo Group terminated on October 9, 2014.

No individual customers accounted for more than 10% of revenues during the six months ended June 30, 2015. During the three months ended June 30, 2014, Apollo Group accounted for 34% of the Company’s revenues. During the six months ended June 30, 2014, LinkedIn and Apollo Group accounted for 22% and 31%, respectively, of the Company’s revenues. At June 30, 2015, no single customer accounted for 10% or more of the Company’s accounts receivable. At December 31, 2014, two customers accounted for 15% and 12% of the Company’s accounts receivable.

13. Segment Information

Since the acquisition of Noble Voice on November 26, 2014 and the merger with NAPW on September 24, 2014, the Company operates in three segments: (i) PDN Network, (2) NAPW Network and (3) Noble Voice operations, which are based on its business activities and organization. For the three and six months ended June 30, 2014, the Company operated a single segment which solely consisted of the business of PDN Network.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

The following tables present key financial information of the Company’s reportable segments as of and for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$6,754,247	$-	$6,754,247
Lead generation	-	-	2,760,022	2,760,022
Recruitment services	756,039	-	-	756,039
Products sales and other	-	64,736	-	64,736
Consumer advertising and marketing solutions	63,785	-	-	63,785
Total revenues	819,824	6,818,983	2,760,022	10,398,829
Loss from operations	(636,691)	(592,698)	(125,003)	(1,324,392)
Depreciation and amortization	95,741	728,821	45,711	870,273
Income tax benefit	(229,652)	(219,086)	(48,458)	(497,196)
Capital expenditures	-	33,869	3,882	37,751
Net loss	(358,122)	(343,612)	(76,545)	(778,279)

	At June 30, 2015
Goodwill	$735,328	$44,445,203	$-	$45,180,531
Intangible assets, net	90,400	12,848,306	547,333	13,486,039
Total assets	8,234,293	61,522,106	2,858,655	72,615,054

	Six Months Ended June 30, 2015
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$13,542,927	$-	$13,542,927
Lead generation	-	-	5,519,126	5,519,126
Recruitment services	1,602,701	-	-	1,602,701
Products sales and other	-	300,429	-	300,429
Consumer advertising and marketing solutions	136,086	-	-	136,086
Total revenues	1,738,787	13,843,356	5,519,126	21,101,269
Loss from operations	(1,236,595)	(2,111,758)	(479,260)	(3,827,613)
Depreciation and amortization	191,755	1,522,213	91,228	1,805,196
Income tax benefit	(466,632)	(814,121)	(186,069)	(1,466,822)
Capital expenditures	-	50,216	13,938	64,154
Net loss	(730,329)	(1,297,637)	(293,191)	(2,321,157)

14. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued for potential recognition or disclosure. Any material events that occur between the balance sheet date and the date that the condensed consolidated financial statements were issued are disclosed as subsequent events, while the condensed consolidated financial statements are adjusted to reflect any conditions that existed at the balance sheet date. Based upon this review, except as discussed below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Professional Diversity Network, Inc. Condensed Consolidated Notes to Financial Statements

On July 16, 2015, the Company and Mr. Proman entered into a Separation Agreement and Mutual Release of All Claims (the “Separation Agreement”) whereby Mr. Proman resigned from his position as the Company’s Executive Vice President and Chief Operating Officer and resigned from the Company’s Board of Directors. Under the terms of the Separation Agreement, the Company will pay Mr. Proman severance in an amount equal to the value of nine months of his annual salary, or $206,250. The Company will also reimburse Mr. Proman for the amount of any premiums for individual medical insurance during the nine-month period following the date of the Separation Agreement. Mr. Proman released and discharged the Company and its officers, directors, employees and agents from any and all claims, whether now known or unknown, which Mr. Proman now has or had based upon or arising out of any matter occurring or existing at any time up to and including the date of the Separation Agreement. The Company likewise released and discharged Mr. Proman from any and all claims, whether now known or unknown, which the Company now has or had based upon or arising out of any matter occurring or existing at any time up to and including the date of the Separation Agreement.

Mr. Proman also agreed to provisions in the Separation Agreement prohibiting him from, for a period of one year following the date of the Separation Agreement, (i) disparaging the Company or any of its subsidiaries, or any of its or their products and services, directors, officers, employees or other agents, (ii) competing against the Company or any of its subsidiaries, (iii) soliciting the termination of any employee of the Company or any of its subsidiaries and (iv) interfering with the relationship between the Company and its subsidiaries, on the one hand, and their customers, on the other hand. The Separation Agreement provides that in the event that Mr. Proman breaches his obligations under the foregoing provisions, then as liquidated damages he will forfeit any amounts otherwise owed to him under the Promissory Note. As of the date of the Separation Agreement, $445,000 of unpaid principal remains owing under the Promissory Note. As additional liquidated damages, Mr. Proman would also forfeit all of his rights to acquire shares of the Company’s common stock upon the exercise of any warrants or options held by him as of the date of the Separation Agreement. As of such date, Mr. Proman is the holder of a warrant to purchase 50,000 shares of the Company’s common stock for $4.00 per share, of a warrant to purchase 131,250 shares of the Company’s common stock for $10.00 per share and of options to purchase 183,000 shares of the Company’s common stock at $3.45 per share.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report. This section and other parts of this Quarterly Report on Form 10-Q (this “Quarterly Report”) contain forward-looking statements within the meaning of Section 27A of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our future results of operations and financial position, business strategy and plans and our objectives for future operations. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Such risks and uncertainties include, among others, those discussed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015, as well as in our condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the SEC. These factors could cause actual results to differ materially from the results anticipated by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements in this Quarterly Report speak only as of the date they were made. We do not intend, and undertake no obligation, to update any of our forward-looking statements to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless we specify otherwise, all references in this Quarterly Report to the “Company,” “our,” “we” and “us” refer to Professional Diversity Network, Inc. and its consolidated subsidiaries. For purposes of this Quarterly Report, unless the context clearly dictates otherwise, all references to “professional(s)” means any person interested in the Company’s websites presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. The Company does not impose any selective or qualification criteria on membership and the term “professional(s)” as used in this Quarterly Report should be interpreted accordingly. In addition, the Company does not verify that any member of a particular Company website qualifies as a member of the ethnic, cultural or other group identified by that website. In our discussion below, the Company occasionally refers to its number of “registered users,” which we measure in terms of consumers who use the properties operated by each division. Our definition is based upon criteria relevant to the operation of each division and therefore may be different for each division. For PDN (as defined below), a registered user is a consumer who has affirmatively visited one of our properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs. For NAPW (as defined below), a registered user is a consumer who has viewed our marketing material, opted in to membership, provided demographic information and engaged in an onboarding call with a membership coordinator. For Noble Voice (as defined below), a registered user is a jobseeker who has viewed our marketing material, completed a TCPA-compliant opt-in form and provided us with contact and other demographic information enabling us to contact them. Unless otherwise noted within the context of discussing a particular division, we typically disclose “registered users” in the aggregate, combining the users from all three divisions. If a member is inactive for 24 months then such person will be automatically de-registered from our database. The term “diverse” (or “diversity”) is used throughout this Quarterly Report to include communities that are distinct based on a wide array of criteria which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification.

Overview

The Company

The Company is both the operator of the Professional Diversity Network (the “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), which is a for-profit membership organization for professional women and has offices in New York and Los Angeles; and Noble Voice LLC and Compliant Lead LLC (together, “Noble Voice”), each of which is a wholly-owned subsidiary of the Company and together provide career consultation services through their offices in Detroit and Darien, IL.

The NAPW Network

The NAPW Network is a for-profit membership organization for professional women that the Company believes is among the most prominent women-only professional networking organizations in the United States. As of June 30, 2015, the NAPW Network had over 700,000 paid and non-paid professional women members. We believe that we maintained high visibility for the NAPW Network in 2014 through its over 1.6 billion online ad impressions, 3.6 million direct mail impressions, hundreds of thousands of in-person impressions through its live networking activities and countless interactions via its online properties and social media accounts. Members of the NAPW Network, many of whom pay annual membership subscriptions fees to us, enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments. We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at hundreds of local chapters across the United States. Through the NAPW Network website, members are able to create, manage and share their professional identity online, build and engage with their professional network and promote themselves and their businesses. In addition to online networking, NAPW Network members can participate in a number of local events held across the United States, including monthly chapter meetings, professional networking expos, charitable events and other events developed specifically to facilitate face-to-face networking with other professional women. NAPW has historically sponsored a National Networking Conference that provides participants the opportunity to network with other members, hear presentations from keynote speakers and participate in break-out sessions. In 2015, the Company  is sponsoring a three-city National Networking Summit Series, having already held events in Chicago and Los Angeles, with a New York event to be held in the 4th Quarter,  along with more than 20 other professional networking events nationwide, held in conjunction with PDN’s Career Networking Conferences.

NAPW Network members can also promote their career achievements and their businesses through placement on the NAPW Network website’s home page, in proprietary press releases drafted with the assistance of professional writers, in the online Member Marketplace and in monthly newsletter publications. In addition to networking and promotional opportunities, NAPW Network members are also provided with the ability to further develop their skills and expand their knowledge base through monthly newsletters, online and in-person seminars, webinars and certification courses. NAPW Network members are also provided exclusive discounts on third-party products and services through partnerships with valuable brands that include Morgan Stanley, Ritz Carlton, Inc. Magazine, McDonalds, Care.com, Lenovo personal computers and GEICO insurance.

Additionally, as a direct result of the acquisitions we made during 2014 and the subsequent integration of those acquired businesses, we are now able to offer NAPW members the ability to opt into our Telephone Consumer Protection Act-compliant process that matches and qualifies job-seeking NAPW members with interested employers.

As previously disclosed, on July 16, 2015, Matthew Proman, the founder of NAPW and formerly our Chief Operating Officer and Executive Vice President, separated from the Company. We have taken immediate steps to replace Mr. Proman with organizational and revenue competency by moving Chris Wesser, the Company’s Executive Vice President, General Counsel and Secretary, into a day-to-day operational oversight role.  Mr. Wesser filled a similar role at NAPW before our merger in September 2014.  Mr. Wesser is being assisted in this regard by consultation with Barry Feierstein, our Director and Chair of the Compensation Committee.  Mr. Wesser has been a full time employee of NAPW for over five years and has considerable operational and institutional knowledge of the NAPW business. Mr. Feierstein, has been a director with Professional Diversity Network since our initial public offering, he is a Harvard MBA, a former McKinsey and Company business consultant and has had extensive experience managing business operations relating to lead acquisition and telesales revenue generation.

The PDN Network

The Company’s PDN Network consists of online professional networking communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent. Our networking communities harness our relationship recruitment methodology to facilitate and empower professional networking within common affinities. We believe that those within a common affinity often are more aggressive in helping others within their affinity progress professionally. The Company operates these relationship recruitment affinity groups within the following sectors: Women; Hispanic-Americans; African-Americans; Asian-Americans; Disabled Professionals; Military Professionals; Lesbian, Gay, Bisexual and Transgender (LGBT) Professionals; and Students and Graduates seeking to transition from education to career. The purpose of the PDN Network is to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. Our technology platform is integral to the operation of this business. In so doing, our online platform provides employers a means to identify and acquire diverse talent and assist them with their efforts to comply with the regulations and requirements of the Equal Employment Opportunity-Office of Federal Contract Compliance Program (“OFCCP”).

As of June 30, 2015, the Company had approximately 5.7 million PDN Network registered users, which we define as job seekers who have opted into our network for purposes of using our services. This reflects an increase during the fiscal quarter ended June 30, 2015 of 35.1% compared to the 4.2 million PDN Network registered users as of March 31, 2015. This increase is primarily attributable to our acquisition of Noble Voice and the resulting increase in direct contact with job seekers. We expect that continued user growth of the PDN Network will enable us to further develop our menu of online professional diversity networking and career placement solutions. Additionally, the Company has established systems to distribute jobs in an OFCCP compliant manner to career agencies, including those of state and local governments in the United States.

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

Complimentary and Mutually Beneficial Combination of the NAPW Network and the PDN Network

The PDN Network provides NAPW Network members with direct access to employers seeking to hire professional women at a high level of connectivity and efficiency. The Merger has enabled the Company to launch its Hire AdvantEdge product, which matches members with jobs offered by our employment partners, qualifies those members for our partners’ jobs, secures an indication of interest from the member, and directly provides our partner with the member’s information or submits an application on behalf of the member to our partner’s recruitment system. The PDN Hire AdvantEdge service delivers enhanced membership value to those members seeking to reenter the workforce or to upgrade their professional employment condition, and our members deliver enhanced value to our partners who are seeking candidates of our members’ type. This benefit comes at no additional cost to members, reinforcing the membership value proposition. In addition to Hire AdvantEdge, Professional Diversity Network provides alternative values to members who are employed or are seeking employment, including, but not limited to, our patented resume optimizing service (Resunate), our semantic search job alerts and a new professional networking platform based upon PDN’s core networking technology.

NAPW is already leveraging the existing PDN events platform to host networking events in major markets around the nation. Because the PDN networking career events are already being conducted, we have added additional events for NAPW members at the same venues, one hour after the PDN event ends, at a substantially lower cost than hosting stand-alone NAPW events. Employers who sponsor the PDN career networking events will have the opportunity to participate in the NAPW event and meet with members to discuss employment opportunities in what we believe is an inviting and upscale networking environment. We believe that providing the opportunity for NAPW members to meet, outside of the monthly local chapter events and the three National Networking Summits, will add additional value to all NAPW members. That is, instead of attending one national event in New York, as was the case in 2014, in future years, NAPW Network members will be able to attend any or all of our PDN Network events. Non-members may also attend, subject to certain restrictions.

Collectively, these PDN products and services are being deployed to provide enhanced value to the NAPW membership experience, which we believe will be an important component in increasing both the number of new memberships and renewals of existing memberships, which leads to increased retention.

In a similar manner, NAPW provides PDN with an enhanced value proposition to our corporate recruitment business partners by providing a unique talent source of engaged and professional women. The same Hire AdvantEdge service that creates value for members by matching them with employers in a high touch manner provides employers with a very desirable candidate in an efficient, resourced and qualified manner. Furthermore, by adding NAPW events after PDN Career Networking Conferences, PDN will have opportunities to market upgrades to the exhibitors who recruit at the PDN events that will allow such exhibitors to participate in the NAPW membership networking event and meet members who may be potential employees for their companies. Exhibitors will be able to receive more exposure to more candidates because of the fact that the NAPW Networking Event will be held after PDN’s Career Networking Conference.

PDN Operations

We generate revenue from our PDN Network through numerous sources, all of which involve recruitment services designed to meet growing demand for diverse talent. We offer job postings, recruitment advertising, semantic search technology, career and networking events. We also license our recruitment technology platform. We currently have over 900 companies utilizing our products and services. Approximately 6% of our revenue is transacted online via ecommerce, and we believe we have the ability to increase this percentage efficiently.  The majority of our sales are consummated via direct interaction with our diversity recruitment sales professionals. We generate revenue by contracting with medium to large employers seeking to diversify their employment ranks by advertising and promoting their job opportunities to our networks of diverse professionals and by assisting employers post their job opportunities in a method and manner compliant with the requirements of the OFCCP.

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

Revenue from our recruitment sector will be impacted positively and negatively by certain general macroeconomic conditions, such as the national unemployment rate. An increase in demand for employees should create market conditions favorable to recruitment companies like PDN. Conversely, a weak employment environment may have a negative impact. We believe that our focus on diverse professionals mitigates this risk because of the social and political environment in the United States. We believe recent trends indicate an increased focus by companies on hiring diverse Americans for both compliance and business reasons. For example, as the Hispanic population grows and companies seek to conduct business with this population, we expect companies will hire aggressively within the Hispanic community, resulting in a robust demand for bilingual English/Spanish speakers and writers. Because of our specialization and focus in diversity recruitment, as opposed to general recruitment, we have not yet experienced negative pricing pressure associated with product commoditization (which is the act of making a product or service easy to obtain by making it as uniform, plentiful and affordable as possible).

PDN - Recruitment Advertising

Diversity recruitment advertising enables recruiters to communicate their career opportunities to diverse candidates using Internet banner ads and email marketing. Our acquisition and integration of Noble Voice, with its expertise in these fields, has accelerated our success.  In the past year we have provided diversity recruitment advertising services to numerous employers. We use sophisticated technology to deliver advertising targeted by geography and occupation. Our targeting is based upon data that we have accumulated relevant to our audiences’ job searches on our sites and vast profiles based upon those user experiences.

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

In addition to selling advertising packages and assisting our clients with their branding in this regard, we sell advertising packages which include access to develop “talent communities” within our affinities’ online properties, automated job feeds, access to our database for email marketing, banners within our network and affiliate networks, and re-targeting of directed advertisements.

PDN - Events

We generate revenue through our events division by selling employers access to and placement in or advertising around our diversity job fairs. In 2015 we will deliver over 20 Career Networking Conferences, including NAPW’s three-city National Networking Summit Series. The value of these events is multi-fold. We derive revenue from employers to whom we sell the events; we derive new members to both our PDN affinities and NAPW membership roll from participation in the events; we expect to derive increased retention among paying NAPW members; and we derive goodwill and positive publicity for our corporate brands as well as our overall message of diversity and inclusion, which further drives demand for our products and services.

NAPW - Membership Subscriptions

We believe that professionals attain success, in large part, based upon the value of their personal and professional networks. NAPW was built upon the premise that women have been historically disadvantaged in terms of building financially valuable networks, and that there exists a gap in the market for professional women to successfully network. Therefore, NAPW provides its members with online networking opportunities through its members-only site at www.napw.com, as well as through in-person networking at over 200 Local Chapters nationwide, additional career and networking events, and ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The information on NAPW’s website is not incorporated by reference in this Quarterly Report and you should not consider it as part of this Quarterly Report.

We currently employ 107 sales professionals, 93 of whom sell new membership subscriptions and 14 of whom sell upgraded membership packages and ancillary products (discussed below). We have decreased our number of sales professionals while fine-tuning our lead-generation and sales processes, and believe we can further reduce this number while maintaining a high level of revenue and increasing profitability. The new membership subscriptions include access to network online through the members-only website, at the Local Chapter meetings, discounted or free access to the National Networking Summits and Career Networking Conferences, and continuing education products, depending on the paid membership tier. New membership subscriptions are provided in five different paid tiers.

We also employ support teams to provide compliance, testing and customer service/support. Our compliance team is specifically focused on ensuring the integrity of the NAPW sales process. The team works closely with customer service and sales management to ensure that sales are conducted in an ethical manner and to identify sales representatives who would benefit from enhanced training. Our testing team consists of representatives who work with our Development and Executive teams to identify new lead-generation, sales and membership product opportunities, and to test those as well as new approaches to our current sales. Our customer service team, located in our New York, Los Angeles, Detroit and Darien, IL offices, work together to improve engagement with our members and to ensure a high degree of member satisfaction and retention.

NAPW - Upgraded Memberships and Ancillary Products.

Upgraded packages include the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and free continuing education programs; the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence; and the registry product, which allows members to create a durable, historical record chronicling their career achievements. We have 14 representatives in our New York and Los Angeles offices selling upgraded memberships and ancillary products. Our aforementioned compliance, testing and customer service teams also support our upgraded membership and ancillary product sales.

Noble Voice - Offline Career Consultations & Online Sales

Our Noble Voice division typically conducts over 37,000 career consultations per week. We monetize these consultations by using proprietary technology to drive inexpensive online traffic to our call centers and generating value-added leads for our strategic partners who provide continuing education and career services. Noble Voice maintains a sophisticated CRM and marketing controls, and is able to efficiently manage the number of consultations to match demand. We believe that we have a scalable platform that can continue to meet demand as it rises. We also generate revenue through Noble Voice’s online sales of recruiting advertising products.

Noble Voice - Technology Catalyst

We believe that the acquisition of Noble Voice was beneficial not only for its valuable business model and revenue stream, but also for its potential as a technology catalyst. As described, we have leveraged Noble Voice’s technology to-date to enable us to roll out our Hire AdvantEdge product, which is already working to supply our clients’ demand for job seekers in real time; to improve our methods of communication to prospects and leads for lead-generation; to deliver upgraded benefits not only to our NAPW members and members of the PDN affinities but to our clients through their client portal; to deliver the new NAPW website; to drive a significant increase in web traffic and time on site; and to greatly increase the rate of new user registrations on our online properties. We believe that we will continue to leverage Noble Voice resources going forward in a manner that continues to help us gain efficiencies.

Significantly, our Noble Voice technology resources have allowed us to roll out an upgraded Customer Relations Management database and interface (“CRM”) for use by NAPW across all aspects of its operations. Our new NAPW CRM was rolled out during the first quarter of 2015 and is already being used by all new membership sales professionals.  The new CRM is already providing us with better business intelligence around the acquisition, distribution and management of NAPW leads as well as better operational control and management of NAPW call center operations.

Overview

The Company realized $10,399,000 and $21,101,000 in total revenues during the three and six months ended June 30, 2015, respectively, compared to $1,032,000 and $2,2670,000 in the same prior year period, representing an increase of 907% and 830%, respectively, attributable primarily to the acquisition of NAPW in September of 2014 and Noble Voice in November of 2014.

The NAPW Network generated $6,819,000, or 66% of our total revenue, and $13,843,000, or 65% of our total revenue, for the three and six months ended June 30, 2015, respectively. We generate revenue from the NAPW Network through membership subscriptions, the sale of press releases and an annual registry publication. Members pay their annual fees at the commencement of their membership period and benefits become available immediately; however, the revenue is recognized ratably over the 12 month membership period. Membership subscriptions represented approximately 99% of NAPW’s revenue for the three months ended June 30, 2015.

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

The PDN Network generated $820,000, or 8% of our total revenue, and $1,739,000, or 8% of our total revenue, for the three and six months ended June 30, 2015, respectively. The majority of revenue generated by the PDN Network comes from job recruitment advertising. For the three months ended June 30, 2015 and 2014, approximately 92% and 57%, respectively, of our aggregate revenue was generated from recruitment advertising. The sales and marketing team, launched in 2013 at Professional Diversity Network, is executing its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced early adoption of our OFCCP compliance product services by a number of customers. By combining diversity recruitment advertising with job postings and compliance services, the Company is able to deliver a valuable, cost effective and comprehensive solution for businesses subject to OFCCP compliance.

We generate revenue from our PDN Network through numerous sources all of which involve recruitment services. We offer job postings, recruitment advertising, semantic search technology, career and networking events. We also license our recruitment technology platform. We currently have over 900 companies utilizing our products and services. For the three months ended June 30, 2015, approximately 8.2% of our PDN revenue was transacted online via ecommerce through our proprietary properties and those of our partners, compared to 8.7% for the three months ended June 30, 2014. The majority of our PDN Network direct sales are consummated via direct interaction with our diversity recruitment sales professionals.

The Company’s strategy for the PDN Network is to continue to diversify its customer base and thus its sources of revenue. Our sales and marketing team, launched in 2013, is experiencing meaningful growth in its ability to transact business. Revenue recognized from direct sales of all services and events to businesses was approximately $820,000 and $1,739,000 for the three and six months ended June 30, 2015, respectively, compared to $1,032,000 and $2,270,000 for the three and six months ended June 30, 2014, respectively, representing a decrease of $212,000, or 20.6%, and $531,000, or 23.4%, attributable to the cancellation of the agreement with each of LinkedIn, on March 3, 2014, and Apollo Education Group, on October 9, 2014, which former customers accounted for no revenues during the three and six months ended June 30, 2015 and $350,000 and $1,200,000 of revenues during the three and six months ended June 30, 2014, respectively.

While we recognize revenue in our financial statements ratably as earned over the lives of the respective contracts we enter into, internally we track gross bookings for services we originate through our direct sales force on a quarterly basis strictly as our performance measurement. Although direct bookings are non-binding and the revenue derived from such bookings are not recorded in earnings until all of the revenue recognition criteria are met, we consider direct bookings to be a key performance indicator of where we stand against our strategic plan. Direct bookings during the second quarter of 2015 for all services and events were $782,000 (including $254,000 of direct bookings from our events division), compared to $802,000 in the second quarter of 2014 (including $225,000 of direct events bookings but excluding LinkedIn and Apollo Education Group bookings), representing a decrease of 2.5% primarily the result of declining sales through our partner organizations.

We are managing several initiatives designed over the medium to long term to reduce expenses and integrate new technology that will help better manage operations, which, if successfully implemented, should have significant benefit to us. However, these events could have a near-term material adverse effect on business, and we anticipate it could take up to six months to fully integrate.

Reconciliation of Net Loss to EBITDA

We decreased our Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) deficit in the second quarter of 2015 by 1,114,000, or 71%, compared to the first quarter of 2015, corresponding to a decrease in net loss of $765,000, or 50%, compared to the first quarter of 2015. The following table reconciles our net loss to EBITDA, which is a non-GAAP financial measure:

	Three Months Ended
	June 30, 2015	March 31, 2015
	(Amounts in thousands)
Net loss	$(778)	$(1,543)
Depreciation and amortization	870	935
Change in fair value of warrant liability	(71)	(20)
Interest expense	29	46
Interest and other income	(7)	(16)
Income tax benefit	(497)	(970)
EBITDA	$(454)	$(1,568)

Seasonality

Our quarterly operating results have historically been affected by the seasonality of employers’ businesses. Historically, demand for employment hiring is lower during the first quarter and second quarters of the year and increases during the third and fourth quarters. However, while NAPW sales have slight seasonal variations, generally sales have been slightly slower during summer months and during periods near holidays like Thanksgiving, Christmas and New Year’s Eve and New Year’s Day, the variations are far less significant than those of PDN’s recruitment business. Because NAPW generates the majority of revenue for the Company, the seasonality of the Company’s business has been less significant in recent quarters compared to quarters concluded prior to the Merger, and we expect that will be the case in future quarters.

Costs and Expenses

Total costs and expenses increased significantly in the three and six months ended June 30, 2015 to $11,723,000 and $24,929,000, respectively, compared to $1,825,000 and $3,614,000 for the three and six months ended June 30, 2014, respectively. This increase of 542% and 590% is primarily the result of the increased costs of operating the acquired businesses of the NAPW Network and Noble Voice.

Results of Operations

The following tables set forth our results of operations for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2015	2014	(Dollars)	(Percent)
	(in thousands)

Revenues
Membership fees and related services	$6,754	$-	$6,754	100.0%
Lead generation	2,760	-	2,760	100.0%
Recruitment services	756	585	171	29.2%
Products sales and other	65	-	65	100.0%
Consumer advertising and marketing solutions	64	447	(383)	(85.7)%
Total revenues	10,399	1,032	9,367	907.7%

Costs and expenses:
Cost of revenues	1,472	396	1,076	271.7%
Sales and marketing	5,479	763	4,716	618.1%
General and administrative	3,902	572	3,330	582.2%
Depreciation and amortization	870	94	776	825.5%
Total costs and expenses	11,723	1,825	9,898	542.4%
Loss from operations	(1,324)	(792)	(531)	67%

Other income (expense), net	(22)	1	(23)	(2,300.0)%
Change in fair value of warrant liability	71	(30)	101	(336.7)%
Income tax benefit	(497)	(333)	(164)	49.2%
Net loss	$(778)	$(488)	$(289)	59.2%

	Six Months Ended
	June 30,		Change	Change
	2015	2014	(Dollars)	(Percent)
	(in thousands)

Revenues
Membership fees and related services	$13,543	$-	$13,543	100.0%
Lead generation	5,519	-	5,519	100.0%
Recruitment services	1,603	1,401	202	14.4%
Products sales and other	300	-	300	100.0%
Consumer advertising and marketing solutions	136	868	(732)	(84.3)%
Total revenues	21,101	2,270	18,832	829.6%

Costs and expenses:
Cost of revenues	3,183	762	2,421	317.7%
Sales and marketing	12,095	1,560	10,535	675.3%
General and administrative	7,846	1,108	6,738	608.1%
Depreciation and amortization	1,805	185	1,620	875.7%
Total costs and expenses	24,929	3,614	21,314	589.8%
Loss from operations	(3,828)	(1,344)	(2,482)	184.7%

Other income (expense), net	(52)	67	(119)	(177.6%)
Change in fair value of warrant liability	92	14	78	557.1%
Income tax benefit	(1,467)	(513)	(954)	186.0%
Net loss	$(2,321)	$(751)	$(1,569)	208.9%

Revenue

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Percentage of revenue by product:
Membership fees and related services	65%	-%	64%	-%
Lead generation	26%	-%	26%	-%
Recruitment services	7%	57%	8%	62%
Products sales and other	1%	-%	1%	-%
Consumer advertising and consumer marketing solutions	1%	43%	1%	38%

Membership fees and related services and products sales of $6,819,000 and $13,843,000, respectively for the three and six months ended June 30, 2015 are attributable to the NAPW Network, which was acquired in September 2014. The Company anticipates that in future periods, the revenue generated from the NAPW Network will continue to exceed revenue generated from the PDN Network, and will be material to the Company’s financial condition and results of operations. The Company began to significantly increase its energies and spending on sales opportunities and membership benefit services after the acquisition of NAPW in September 2014. We anticipate that these investments, which are a combination of improvements that leverage PDN’s technology and enhance membership services and support and our consistent, continuing investments in lead generation, will result in an increase in both membership sales in the near, mid and long term as well as an increase in renewals in the mid and long term.

Noble Voice, which was acquired on November 26, 2014, generated $2,760,000 and $5,519,000 of lead generation revenue for the three months and six months ended June 30, 2015, respectively. Noble Voice sales representatives are speaking directly to thousands of job seekers each day and assisting them with career and education goals and aspirations. In addition these candidates are being registered to the PDN networks system.

During the three and six months ended June 30, 2015 and 2014, we recognized $756,000 and $1,603,000, respectively, compared to $585,000 and $1,401,000, respectively of the same periods in the prior year, of revenues related to direct sales of our recruitment services. This increase in direct sales is primarily attributable to the continued successful execution by our sales and marketing team of its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced early adoption of our OFCPP compliance product services by a number of customers. Additionally, direct sales of our recruitment services were positively impacted as a result of the termination of our previous agreement with LinkedIn, since we no longer have post termination restrictions on our ability to sell any employers our diversity recruitment services and we are not restricted from entering into direct recruitment relationships with those companies that are using our products and services via the LinkedIn reseller agreement.

Also contributing to the increase in recruitment services was $170,000 and $323,000 of revenues generated from our Events Division during the three and six months ended June 30, 2015, respectively, compared to revenue of $145,000 and $245,000, respectively, for the same prior year period.

Revenue from our consumer advertising and marketing solutions was $64,000 and $136,000, respectively, for the three and six months ended June 30, 2015, compared to $447,000 and $868,000, respectively, for the prior year period. The year over year decrease was primarily the result of the termination of our agreement with Apollo Group on October 9, 2014, which resulted in lost fixed monthly fees of $116,667. The Apollo Agreement would have otherwise expired by its terms on February 28, 2015. Revenue generated from agreements with our partner organizations amounted to $64,000 and $136,000, respectively, for the three and six months ended June 30, 2015, compared to $97,000 and $168,000, respectively, for the three and six months ended June 30, 2014. Partnership revenues declined as we shifted focus to our direct sales efforts and the integration of our recent acquisitions.

Operating Expenses

Cost of revenues: Cost of revenues during the three and six months ended June 30, 2015 were $1,472,000 and $3,183,000, respectively, an increase of $1,076,000 and $2,421,000, respectively, or 272% and 318%, from $396,000 and $762,000, respectively, for the three and six months ended June 30, 2014. The increase for the three and six months ended June 30, 2015 was due to (i) $186,000 and $378,000, respectively, of costs of products and membership services from NAPW and $907,000 and $2,001,000, respectively, from Noble Voice services that were incurred after the acquisition of each company, (ii) a $66,000 and $192,000, increase, respectively, in technology delivery services by PDN resulting from the growth of our OFCCP compliance product and expansion of our technology development, (iii) a decrease of $47,000 and $83,000, respectively, of direct costs incurred in connection with our Events Division, which had been acquired at the end of the third quarter of 2013 and (iv) a decrease of $26,000 and $57,000, respectively, of revenue sharing to our partner organizations due to the changes in certain partners.

Sales and marketing expense: Sales and marketing expense for the three and six months ended June 30, 2015 was $5,479,000 and $12,095,000, respectively, an increase of $4,716,000 and $10,535,000, respectively, or 618% and 675%, compared to $763,000 and $1,560,000, respectively, for the three and six months ended June 30, 2014. The increase for the three and six months ended June 30, 2015 primarily consisted of (i) $3,773,000 and $8,620,000, respectively, of sales and marketing expenses from NAPW, which included $1,770,000 and $3,703,000 of wages and benefits for the NAPW sales team and $2,003,000 and $4,917,000 of digital advertising and direct mail costs to generate leads, (ii) wages of $1,099,000 and $2,192,000, respectively, for the Noble Voice lead generation team and (iii) a decrease of $121,000 and $244,000, respectively, in sales and marketing salaries, commissions and benefits marketing costs for PDN which resulted from adjustments to the sales and marketing team. During the second quarter of 2015, we reduced our financial investment in the NAPW direct mail and digital marketing campaigns. It is our goal to continue to grow revenues in a cost efficient manner and leveraging the investment we are making in technology and people to drive that business. For the three months ended June 30, 2015, we realized a cost reduction of $910,000, compared to the three months ended March 31, 2015 for NAPW direct mail and digital marketing.

General and administrative expense: General and administrative expenses increased by $3,330,000 and $6,738,000, or 582% and 608%, to $3,902,000 and $7,846,000 for the three and six months ended June 30, 2015, respectively, compared to $572,000 and $1,108,000 for the three and six months ended June 30, 2014, respectively, primarily due to an increase of $2,694,000 and $5,435,000 of expenses from NAPW and $878,000 and $1,757,000 from Noble Voice, and was partially offset by a decrease from PDN of $217,000 and $526,000 due to allocation of shared expenses.

Depreciation and amortization expense: Depreciation and amortization expense for the three and six months ended June 30, 2015 was $870,000 and $1,805,000, respectively, compared to $94,000 and $185,000 for the three and six months ended June 30, 2014, an increase of $776,000 and $1,620,000, respectively, or 826% and 876%, which was primarily due to a $717,000 and $1,448,000 increase in amortization expense, resulting from the amortization of the intangible assets of $14,905,000 acquired from Old NAPW and $650,000 from Noble Voice and $182,000 of amortization related to the additions to capitalized software relating to web product platform development to support emerging technologies and to the acquired software technology from CareerImp Inc. in June 2013.

Other Income (Expenses)

Included in other expenses, net, for the three and six months ended June 30, 2015 is interest expense in the amount of $29,000 and $75,000, respectively. Interest expense during the three and six months ended June 30, 2015 is primarily the result of the note payable to Proman which had been issued in conjunction with the acquisition of Old NAPW. In addition, for the three and six months ended June 30, 2015, we recognized interest income of $7,000 and $23,000, respectively from interest earned on our short-term investments of cash in excess of our current needs for operating capital.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. We recorded a non-cash gain of $71,000 and $92,000 during the three and six months ended June 30, 2015, respectively, related to changes in the fair value of our warrant liability liabilities. The change in the fair value of our warrant liability was primarily the result of changes in our stock price.

Income Tax (Benefit) Expense

The effective income tax rate for the three and six months ended June 30, 2015 was 38.7%, resulting in income tax benefits of $497,000 and $1,467,000, respectively. The effective income tax rate for the three and six months ended June 30, 2014 was 40.6%, resulting in income tax benefits of $333,000 and $513,000.

Non-GAAP Financial Measures

We make reference to “EBITDA,” a measure of financial performance not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Management has included EBITDA because it believes that investors may find it useful to review our financial results as adjusted to exclude items as determined by management. Reconciliations of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net loss, to the extent available without unreasonable effort, are set forth above.

Management believes EBITDA provides a meaningful representation of our operating performance that provides useful information to investors regarding our financial condition and results of operations. EBITDA is commonly used by financial analysts and others to measure operating performance. Furthermore, management believes that this non-GAAP financial measure may provide investors with additional meaningful comparisons between current results and results of prior periods as they are expected to be reflective of our core ongoing business. However, while we consider EBITDA to be an important measure of operating performance, EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Further, EBITDA, as we define it, may not be comparable to EBITDA, or similarly titled measures, as defined by other companies.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2015 and 2014, respectively, and is intended to supplement the more detailed discussion that follows:

	June 30,
	2015	2014
	(in thousands)

Cash and cash equivalents	$5,329	$5,609
Short-term investments	1,096	11,876
Working capital (deficiency)	(3,843)	17,344

Our principal sources of liquidity are our cash and cash equivalents, short-term investments and the net proceeds from our initial public offering and other recent public offerings. Our payment terms for PDN customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. We collect NAPW membership fees generally at the commencement of their membership term or at renewal periods thereafter. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

Under our business agreement with Apollo Group, Apollo Group made fixed monthly payments to us in the amount of $116,667 for the following services we provided to Apollo Group: (1) access to the hosted service for University of Phoenix students and alumni; (2) reports on a daily, weekly or as otherwise requested basis by Apollo Group; and (3) supporting services, including technical support for the hosted service, or as requested by Apollo Group. The agreement with Apollo terminated on October 9, 2014 and, as a result, the Company no longer receives fixed monthly payments of $116,667.

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

Following the Company’s 2014 acquisitions, which have enabled it to report the revenue growth depicted in its financial statements for the quarters ended March 31, 2015 and June 30, 2015, it became prudent to raise additional working capital to replenish amounts spent on the acquisitions and subsequent integration.

To that end, in April of 2015, the Company held its first offering under the Shelf and sold an aggregate of 1,670,000 shares of its common stock at $3.00 per share for gross proceeds of $5,010,000. After the payment of underwriting commissions and discounts, the net proceeds of the offering amounted to approximately $4,400,000. In May of 2015, the underwriters elected to exercise their option to purchase an additional 75,100 shares of the Company’s common stock, also at $3.00 per share, for gross proceeds of $225,300, or approximately $210,000 after the payment of underwriting commissions and discounts. These offerings enabled the Company to replenish its current assets, maintain the ability to pursue new opportunities, and enjoy a more liquid market for its common stock. The Company believes it has more than adequate cash reserves to execute its business plan and drive the Company to profitability.

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

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,816)	$(1,116)
Investing activities	3,732	(11,986)
Financing activities	2,895	(26)
Net increase (decrease) in cash and cash equivalents	$3,810	$(13,127)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $2,816,000. We had a net loss of $2,321,000 during the six months ended June 30, 2015, which was offset by non-cash depreciation and amortization of $1,805,000, stock-based compensation expense of $236,000, a deferred tax benefit of $1,467,000, the amortization of debt discount related to the Proman note of $5,000, the amortization of premiums paid on short-term investments of $71,000 and a decrease in the fair value of warrant liabilities of $92,000. Changes in working capital used $1,054,000 of cash during the six months ended June 30, 2015.

Net cash used in operating activities for the six months ended June 30, 2014 was $1,116,000. We had a net loss of $751,000 during the six months ended June 30, 2014, which was offset by non-cash depreciation and amortization of $185,000, stock-based compensation expense of $26,000, a deferred tax benefit of $513,000 and a decrease in the fair value of a warrant liability of $14,000. Changes in working capital used $49,000 of cash during the six months ended June 30, 2014.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2015 was $3,731,000, consisting of $4,957,000 of proceeds from the sale and maturities of short-term investments, offset by $925,000 from the purchase of short-term investments, $231,000 invested in developed technology, $64,000 in purchases of property and equipment and $5,000 of new security deposits.

Net cash used in investing activities for the six months ended June 30, 2014 was $11,985,000, consisting of $14,976,000 from the purchase of short-term investments, $98,000 invested in developed technology, $12,000 in purchases of property and equipment, offset by $3,100,000 of proceeds from the sale and maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015 was $2,895, consisting of $5,010,000 of proceeds from the sale of common stock and $225,300 of proceeds from the sale of over-allotment common stock to our underwriters, offset by $653,000 of costs related to the common stock offerings, $1,272,000 for the repayment of a note payable, $400,000 of increase in a merchant reserve and $15,000 for the payment of capital lease obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2015, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

However, during the second quarter of 2015, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the fiscal year ended December 31, 2014. Specifically, the Company continued implementing new policies to more fully segregate incompatible duties and enhance the overall internal control structure. Additional procedures were written supporting which functions employees with access to the general ledger system can access, which will provide additional internal control enhancements. As a result of the 2014 acquisitions of NAPW and Noble Voice, we continue to reallocate roles and responsibilities in order to improve our segregation of duties.

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

PART II

ITEM 1.                      LEGAL PROCEEDINGS

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015, NAPW, Inc., the Company’s wholly-owned subsidiary and successor by merger to Old NAPW, is a defendant in the related cases of Costantino v. NAPW, Inc., No. 0000074/2013 (Sup. Ct., Nassau Co.), filed on January 3, 2013 in the County Court for Nassau County, New York, and DeLisi, et al. v. NAPW, Inc., No. 2:13-CV-05322 (E.D.N.Y.), filed on September 25, 2013 in federal court for the Eastern District of New York. These cases involved allegations of same-sex sexual harassment against a female manager by five female employees. The cases were settled in full on June 2, 2015, subject to confidentiality agreements. Under the terms of the settlement, the parties have agreed to have the case dismissed pending releases from all parties as well as from interested third-parties who provided benefits to the plaintiffs. It is anticipated that all releases will be executed and the matter dismissed during the third quarter of 2015. The Company believes that these settlements will not have a material effect on its financial condition.

Noble Voice LLC, a wholly-owned subsidiary of the Company acquired in connection with the Global Outreach acquisition, is party to litigation captioned as Expand, Inc. v. Noble Voice LLC et al., CASE NO.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) on or about September 10, 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief. During the Second Quarter the parties met to discuss settlement of claims against the corporate defendants.   The outcome of this lawsuit is uncertain, however, we believe that the claims asserted are without merit and we intend to aggressively defend against the claims.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	August 12, 2015	By:	/s/ David Mecklenburger
Name: David Mecklenburger Title: Chief Financial Officer

(On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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