Form 10-Q
period 2015-09-30
Professional Diversity Network, Inc.
filed 2015-11-16
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from_____ to __________ .

Commission File Number: 001-35824

Professional Diversity Network, Inc.
(Exact Name of Registrant as Specified in its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization)	80-0900177 (I.R.S. Employer Identification No.)

801 W. Adams Street, Sixth Floor, Chicago, Illinois 60607
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
Yes ☐ No ☒

There were 14,633,819 shares outstanding of the registrant’s common stock as of November 16, 2015.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I
ITEM 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,881,217	$1,519,467
Accounts receivable	2,529,657	3,448,748
Short-term investments	750,000	5,198,878
Incremental direct costs	1,085,288	900,868
Prepaid license fee	168,750	337,500
Prepaid expenses and other current assets	1,063,598	381,057
Deferred tax asset	38,800	58,200
Total current assets	9,517,310	11,844,718

Property and equipment, net	665,707	874,769
Capitalized technology, net	583,870	526,070
Goodwill	20,597,067	45,180,531
Intangible assets, net	12,768,939	14,934,225
Merchant reserve	1,260,849	860,849
Security deposits	386,262	371,310
Total assets	$45,780,004	$74,592,472

Current Liabilities:
Accounts payable	$3,310,342	$4,941,135
Accrued expenses	2,193,693	549,727
Deferred revenue	8,556,511	10,078,938
Customer deposits	168,750	337,500
Notes payable	62,352	1,389,386
Promissory note	445,000	437,186
Warrant liability	5	93,789
Capital lease obligations	-	15,232
Total current liabilities	14,736,653	17,842,893

Deferred rent	89,213	25,946
Deferred tax liability	4,571,606	3,081,611
Total liabilities	19,397,472	20,950,450

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value; 25,000,000 shares authorized; 14,633,819 and 12,928,072 shares issued as of September 30, 2015 and December 31, 2014, respectively; and 14,425,436 and 12,719,689 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	144,338	127,280
Additional paid in capital	63,348,378	58,646,322
Accumulated deficit	(37,073,067)	(5,094,463)
Treasury stock, at cost; 8,382 shares at September 30, 2015 and December 31, 2014	(37,117)	(37,117)
Total stockholders' equity	26,382,532	53,642,022

Total liabilities and stockholders' equity	$45,780,004	$74,592,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Membership fees and related services	$5,775,006	$402,397	$19,317,933	$402,397
Lead generation	2,334,276	-	7,853,402	-
Recruitment services	830,250	712,728	2,432,951	2,114,178
Product sales and other	330,769	11,395	631,198	11,395
Consumer advertising and marketing solutions	73,011	448,860	209,097	1,317,351
Total revenues	9,343,312	1,575,380	30,444,581	3,845,321

Costs and expenses:
Cost of revenues	1,464,214	388,084	4,647,520	1,150,309
Sales and marketing	5,132,077	991,785	17,226,640	2,551,312
General and administrative	3,748,138	648,218	11,593,955	1,755,933
Impairment expense	24,717,157	-	24,717,157	-
Depreciation and amortization	925,684	130,065	2,730,880	314,619
Loss on sale of property and equipment	32,649	-	32,649	-
Total costs and expenses	36,019,919	2,158,152	60,948,801	5,772,173

Loss from operations	(26,676,607)	(582,772)	(30,504,220)	(1,926,852)

Other (expense) income
Interest expense	(9,229)	(377)	(84,339)	(377)
Interest and other income	2,382	27,791	25,566	95,047
Acquisition related costs	-	(968,839)	-	(968,839)
Other expense, net	(6,847)	(941,425)	(58,773)	(874,169)

Change in fair value of warrant liability	2,224	(34,547)	93,784	(21,015)

Loss before income tax expense (benefit)	(26,681,230)	(1,558,744)	(30,469,209)	(2,822,036)
Income tax expense (benefit)	2,976,217	(617,717)	1,509,395	(1,130,306)
Net loss	$(29,657,447)	$(941,027)	$(31,978,604)	$(1,691,730)

Net loss per common share, basic and diluted	$(2.05)	$(0.14)	$(2.33)	$(0.26)

Weighted average shares used in computing net loss per common share:
Basic and diluted	14,464,789	6,721,357	13,742,524	6,451,852

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(31,978,604)	$(1,691,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,730,880	314,619
Deferred tax expense (benefit)	1,509,395	(1,130,306)
Fair value of warrants issued to advisor in connection with acquisition	-	138,768
Impairment expense	24,717,157	-
Stock-based compensation expense	350,667	50,292
Amortization of prepaid license fees	168,750	-
Amortization of premium on short-term investments, net	76,878	45,020
Amortization of customer deposits	(168,750)	-
Change in fair value of warrant liability	(93,784)	21,015
Loss on sale of property and equipment
Accretion of debt discount	7,814	-
Loss on sale of property and equipment	32,649	-
Changes in operating assets and liabilities:
Accounts receivable	886,810	128,128
Prepaid expenses and other current assets	(682,541)	(216,761)
Incremental direct costs	(184,420)	(35,171)
Prepaid license fee	-	(393,750)
Accounts payable	(1,630,793)	(718,067)
Accrued expenses	1,510,273	(402,836)
Deferred revenue	(1,522,427)	(204,664)
Deferred rent	63,267	-
Customer deposits	-	393,750
Net cash used in operating activities	(4,206,779)	(3,701,693)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	5,297,000	6,243,000
Purchases of short-term investments	(925,000)	(15,525,533)
Cash paid for acquisition, net of cash acquired	-	(3,549,802)
Costs incurred to develop technology	(393,385)	(125,291)
Purchases of property and equipment	(53,596)	(13,300)
Security deposit	(14,952)	-
Net cash provided by (used in) investing activities	3,910,067	(12,970,926)

Cash flows from financing activities:
Proceeds from the sale of common stock	5,235,300	-
Repayment of note payable	(1,294,753)	-
Payment of offering costs	(670,877)	-
Merchant reserve	(400,000)	236,480
Shares repurchased on vesting of restricted stock	(195,976)	-
Payments of capital leases	(15,232)	(5,305)
Repurchase of common stock	-	(25,862)
Merchant cash advances	-	(447,371)
Net cash provided by (used in) financing activities	2,658,462	(242,058)

Net increase (decrease) in cash and cash equivalents	2,361,750	(16,914,677)
Cash and cash equivalents, beginning of period	1,519,467	18,736,495
Cash and cash equivalents, end of period	$3,881,217	$1,821,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$4,631	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
Working capital adjustment to note payable	$32,281	$-
Increase in goodwill resulting from NAPW legal settlement	$133,693	$-
Common stock issued in connection with acquisition of NAPW	$-	$35,272,033
Fair value of options issued in connection with acquisition of NAPW	$-	$556,496
Fair value of warrants issued in connection with acquisition of NAPW	$-	$294,342
Note payable – related party acquisition financing	$-	$434,582

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

The Company is closely monitoring and controlling operating costs and capital requirements and has developed an operating plan for 2015 and 2016. The Company is also leveraging the benefits of the combined operations and has actively begun eliminating duplicative costs across the organization. The Company has also developed new products that leverage the operating strengths of the three distinct business units and anticipate positive market acceptance. The Company’s continuing efforts to reduce cash outflows and monitor costs is reflected in the improved cash used in operating activities for the three months ended September 30, 2015 of $1,391,000, compared to three months ended June 30, 2015 of $2,351,000. The Company is making cost reductions in the areas of its  staffing levels and operating budgets. Management believes that the Company’s cash, investments on hand and anticipated cash to be received from expected future sales will be sufficient to sustain operations for the next twelve months. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2014 and 2013. The financial information as of December 31, 2014 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

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

Short-Term Investments - All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. The Company classifies short-term investments as held to maturity and carries them at amortized cost if the Company has the positive intent and ability to hold the securities to maturity. As of December 31, 2014, the short-term investments, consisting of municipal bonds and corporate fixed income bonds, are classified as “Level 2.”

	September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Certificates of deposit	$750,000	$975	$-	$750,975
	$750,000	$975	$-	$750,975

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Certificates of deposit	$1,099,775	$1,168	$-	$1,100,943
Municipal bonds	536,046	-	(6,572)	529,474
Corporate fixed income bonds	3,563,057	808,948	-	4,372,005
	$5,198,878	$810,116	$(6,572)	$6,002,422

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill as of September 30, 2015. The Company performed its review based on both qualitative and quantitative factors and determined that carrying value of NAPW’s goodwill exceeding its implied fair value. Accordingly, the Company recorded a goodwill impairment charge of $24,717,157 in the accompanying condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2015.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements

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

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefit. Direct-response advertising consists primarily of advertising contracts and is amortized over the life of the applicable contract. For the three months ended September 30, 2015 and 2014, the Company incurred advertising and marketing expenses of approximately $1,506,000 and $442,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company incurred advertising and marketing expenses of approximately $4,227,000 and $772,400, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At September 30, 2015 and December 31, 2014, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements

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

The following table presents a summary of fair value measurements for certain financial instruments measured at fair value on a recurring basis:

Financial Instrument	Level	September 30, 2015	December 31, 2014
Warrant liability	3	$5	$93,789

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

As of September 30, 2015 and December 31, 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements

The warrant liability was valued using the Black-Scholes option pricing model and the following assumptions on the following dates:

	September 30, 2015	December 31, 2014
Strike price	$10.00	$10.00
Market price	$0.74	$4.87
Expected life	3.42 years	4.17 years
Risk-free interest rate	1.62%	1.62%
Dividend yield	0.00%	0.00%
Volatility	37%	42%
Warrants outstanding	131,250	131,250
Fair value of warrants	$5	$93,789

The Company decreased the warrant liability by $93,784 to reflect the change in the fair value of the warrant instruments for the nine months ended September 30, 2015. The following table sets forth a summary of the changes in the fair value of the Level 3 financial liabilities that are measured at fair value on a recurring basis:

Balance – January 1, 2015	$(93,789)
Decrease in net value of warrant liability	93,784
Balance –September 30, 2015	$5

Net Loss per Share - The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended September 30, 2015 and 2014 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2015	2014
Warrants to purchase common stock	362,500	362,500
Stock options	157,857	366,000
Unvested restricted stock	200,001	-
	720,358	728,500

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements

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

During the quarter ended September 30, 2015, Old NAPW settled a legal case that existed prior to the Merger (see Note 9). As a result of the settlement, the Company recorded an increase in goodwill of $133,693 during the three months ended September 30, 2015.

On July 16, 2015, the Company and Mr. Proman entered into a Separation Agreement and Mutual Release of All Claims (the “Separation Agreement”) (see Note 9).

The following unaudited consolidated pro forma information gives effect to the acquisitions of Noble Voice and NAPW as if these transactions had occurred on January 1, 2014. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisitions been completed on January 1, 2014, nor are they indicative of results that may occur in any future periods. Pro forma information is not presented for the three and nine months ended September 30, 2015, as the Company’s results of operations include the consolidated results for the full period.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues	$13,103,145	$34,395,932
Net loss	$(1,487,801)	$(4,889,821)

Net loss per share:
Basic and diluted	$(0.12)	$(0.38)

Weighted average shares outstanding:
Basic and diluted	12,725,871	12,725,871

5. Capitalized Technology

Capitalized Technology, net is as follows:

September 30, 2015
Capitalized cost:
Balance, beginning of period	$1,469,413
Additional capitalized cost	393,385
Balance, end of period	$1,862,798

Accumulated amortization:
Balance, beginning of period	$943,343
Provision for amortization	335,585
Balance, end of period	$1,278,928
Capitalized technology, net	$583,870

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements

Amortization expense of $153,984 and $84,614 for the three months ended September 30, 2015 and 2014, respectively, and $335,585 and $258,747 for the nine months ended September 30, 2015 and 2014, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of comprehensive loss.

6. Intangible Assets

Intangible assets, net is as follows:

September 30, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(402,514)	$3,567,486
Paid Member Relationships	5	890,000	(180,472)	709,528
Member Lists	5	8,957,000	(1,816,281)	7,140,719
Developed Technology	3	978,000	(310,667)	667,333
Trade Name/Trademarks	4	480,000	(119,861)	360,139
Customer Relationships	5	280,000	(46,666)	233,334
		15,555,000	(2,876,461)	12,678,539
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$12,768,939

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2015 (three months)	$717,100
2016	2,868,400
2017	2,802,233
2018	2,563,872
2019	1,846,697
Thereafter	1,880,237
$12,678,539

7. Note Payable

In connection with the Company’s acquisition of Old Noble Voice, and Compliant, the Company entered into a non-interest bearing promissory note (“NV Promissory Note”) with Victory Holdings Group, LLC (“Victory Holdings”), a company owned by a former member of Noble Voice. Pursuant to the NV Promissory Note, Old Noble Voice and Compliant agreed to pay Victory Holdings an aggregate initial amount of $1,389,386. The initial amount to be repaid under the NV Promissory Note is subject to modification based upon collected accounts receivable and assumed accounts payable included in the acquisition. The NV Promissory Note requires monthly payments, subject to the modifications as defined in the Purchase Agreement, beginning on January 2, 2015 through and including December 1, 2015. The NV Promissory Note is secured by a security interest in the accounts receivable as of the closing date of November 26, 2014. During the nine months ended September 30, 2015, payments made on the NV Promissory Note totaled $1,294,753 and the note was contractually reduced by $32,281, based upon the terms of the NV Promissory Note, which requires periodic modification of the amounts due resulting from the Company’s analysis of the acquired accounts receivable and assumed accounts payable. At September 30, 2015 and December 31, 2014, the amount outstanding under the NV Promissory Note was $62,352 and $1,389,386, respectively.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements

8. Promissory Note

The Company has an outstanding promissory note in the amount of $445,000 (the “Promissory Note”) payable to Matthew Proman, the Company’s former Executive Vice President and Chief Operating Officer (see Note 9). The Promissory Note originally matured on August 15, 2015, has an annual interest rate of 0.35% and was due and payable in quarterly installments of $137,500 on each of November 15, 2014, February 15, 2015, May 15, 2015, with a final payment of $32,500 payable on August 15, 2015. However, if NAPW (on a stand-alone basis) on any payment date fails to meet certain performance criteria as of the end of the fiscal quarter then most recently ended with respect to gross revenue and net cash from operations, then the Company’s obligation to make payments of principal and accrued interest on that date will be deferred to the next payment date that follows the next fiscal quarter end during which NAPW is able to meet such performance criteria, and the maturity date shall be correspondingly extended until such time as the note may be repaid in full. If NAPW (on a stand-alone basis) on any payment date, as of the end of the fiscal quarter then most recently ended, satisfies the gross revenue performance criteria, but fails to satisfy the cash flow performance criteria, then the Company will only be required to make payments of interest and principal to the extent NAPW has positive cash flows from operations equal to or greater than the amount due, as defined in the Promissory Note. The Promissory Note is not convertible or exchangeable for shares of the Company’s Common Stock, is unsecured and may be prepaid, in full or in part, at any time by the Company without premium or penalty. The amounts owing under the Promissory Note may be accelerated upon the occurrence of an event of default. NAPW did not meet any of the specified performance criteria during the term of the Promissory Note. Accordingly, payment of the $137,500 due on November 15, 2015 will be deferred until February 15, 2016.

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

The discount was fully amortized at September 30, 2015. Interest expense amounted to $2,995 and $0 for the three months ended September 30, 2015 and 2014, respectively, which includes amortization of debt discount of $2,606 and $0, respectively. Interest expense amounted to $8,981 and $0 for the nine months ended September 30, 2015 and 2014, respectively, which includes amortization of debt discount of $7,814 and $0, respectively. There were no payments made on the Promissory Note during the three and nine months ended September 30, 2015. The Promissory Note, net of the unamortized discount, amounted to $445,000 and $437,186 as of September 30, 2015 and December 31, 2014, respectively.

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

Rent expense, amounting to $383,249 and $45,617 for the three months ended September 30, 2015 and 2014, respectively, and $1,083,091 and $91,193 for the nine months ended September 30, 2015 and 2014, respectively, is included in general and administrative expense in the condensed consolidated statements of comprehensive loss. Included in rent expense is sublease income of $90,000 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $255,000 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Future annual minimum payments due under the leases are summarized as follows:

Year ending December 31,
2015 (three months)	$381,022
2016	1,422,819
2017	1,331,495
2018	1,132,112
2019	101,187
$4,368,635

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements

Legal Proceedings

NAPW, Inc., the Company’s wholly-owned subsidiary and successor by merger to Old NAPW, is a defendant in the related cases of Constantino v. NAPW, Inc., No. 0000074/2013 (Sup. Ct., Nassau Co.), filed on January 3, 2013 in the County Court for Nassau County, New York, and DeLisi, et al. v. NAPW, Inc., No. 2:13-CV-05322 (E.D.N.Y.), filed on September 25, 2013 in federal court for the Eastern District of New York. These cases were fully resolved during the third quarter 2015 and the confidential settlement amount net of insurance proceeds did not have a material effect on the company’s results.

Noble Voice LLC, a wholly-owned subsidiary of the Company acquired in connection with the Global Outreach acquisition, is party to litigation captioned as Expand, Inc. v. Noble Voice LLC et al., CASE NO.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) on or about September 10, 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief. During the Third Quarter the parties met to discuss settlement of claims against the corporate defendants; negotiations that remain underway. The outcome of this lawsuit is uncertain, however, we believe that the claims asserted are without merit and we intend to aggressively defend against the claims.

The Company and its wholly-owned subsidiary, Noble Voice, LLC, are also parties to litigation captioned as Coleman v. Noble Voice, LLC, et al., CASE NO. 15-CV-6791 (N.D. Ill.), pursuant to which a single consumer has alleged that Noble Voice violated the Telephone Consumer Protection Act (“TCPA”) by contacting him in contravention of that Act’s provisions.  The lawsuit was received and the Company filed its Answer during the third quarter.  While the case is in its preliminary stages and no discovery has commenced, the Company is confident in its TCPA compliance practices and, while the outcome of this lawsuit is uncertain, we believe that the claims asserted are without merit and we intend to aggressively defend against the claims.

The Company is a defendant in five other legal claims relating to employment related issues. We believe the claims are without merit and the results will not have a material adverse effect on the business.

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

Separation Agreement

On July 16, 2015, the Company and Mr. Proman entered into a Separation Agreement whereby Mr. Proman resigned from his position as the Company’s Executive Vice President and Chief Operating Officer and resigned from the Company’s Board of Directors. Under the terms of the Separation Agreement, the Company paid Mr. Proman severance in an amount equal to the value of nine months of his annual salary, or $206,250. The Company will also reimburse Mr. Proman for the amount of any premiums for individual medical insurance during the nine-month period following the date of the Separation Agreement. Mr. Proman released and discharged the Company and its officers, directors, employees and agents from any and all claims, whether then known or unknown, which Mr. Proman then had based upon or arising out of any matter occurring or existing at any time up to and including the date of the Separation Agreement. The Company likewise released and discharged Mr. Proman from any and all claims, whether then known or unknown, which the Company then had based upon or arising out of any matter occurring or existing at any time up to and including the date of the Separation Agreement.

Mr. Proman also agreed to provisions in the Separation Agreement prohibiting him from, for a period of one year following the date of the Separation Agreement, (i) disparaging the Company or any of its subsidiaries, or any of its or their products and services, directors, officers, employees or other agents, (ii) competing against the Company or any of its subsidiaries, (iii) soliciting the termination of any employee of the Company or any of its subsidiaries and (iv) interfering with the relationship between the Company and its subsidiaries, on the one hand, and their customers, on the other hand. The Separation Agreement provides that in the event that Mr. Proman breaches his obligations under the foregoing provisions, then as liquidated damages he will forfeit any amounts otherwise owed to him under the Promissory Note. As of the date of the Separation Agreement, $445,000 of unpaid principal remained owing under the Promissory Note. As additional liquidated damages, Mr. Proman would also forfeit all of his rights to acquire shares of the Company’s common stock upon the exercise of any warrants or options held by him as of the date of the Separation Agreement. As of such date, Mr. Proman was the holder of a warrant to purchase 50,000 shares of the Company’s common stock for $4.00 per share, of a warrant to purchase 131,250 shares of the Company’s common stock for $10.00 per share and of options to purchase 183,000 shares of the Company’s common stock at $3.45 per share. Pursuant to the terms of Mr. Proman’s Option Award Agreement he had 60 days from the date of this separation to exercise the 183,000 options at a price of $3.45 per share. Mr. Proman chose not to exercise the options within the 60 day window and as a result, the 183,000 options were forfeited.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements

10. Income Taxes

The effective income tax rate for the three and nine months ended September 30, 2015 was 11.1% and 4.9%, respectively, resulting in a $2,976,000 and $1,509,000 income tax expense, respectively. The effective income tax rate for the three and nine months ended September 30, 2014 was 40%, resulting in a $618,000 and $1,130,000 income tax benefit, respectively. During the three and nine months ended September 30, 2015, the Company recorded a valuation allowance of $3,938,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that it is more likely than not that the Company will not realize the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2015 and therefore has recorded a valuation allowance.

11. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of September 30, 2015, the Company had 14,425,436 shares of common stock outstanding.

In April 2015, the Company sold an aggregate of 1,745,100 shares of the Company’s common stock at $3.00 per share for gross proceeds of $5,235,300. Net proceeds, after the payment of commissions and legal and other expenses, amounted to approximately $4,400,000 million. In May 2015, the underwriters elected to exercise their option to purchase an additional 75,100 shares of the Company’s common stock at $3.00 per share, for gross proceeds of $225,300, or approximately $210,000 after the payment of underwriting commissions and discounts.

12. Stock-Based Compensation

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

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	346,000	$3.45	9.4	$491,320
Granted	32,857	4.90
Exercised	-	-
Forfeited or Canceled	(221,000)	(3.45)
Outstanding – September 30, 2015	157,857	$3.75	8.2	$-

Exercisable – September 30, 2015	47,668	3.45	6.9	$-

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2014	163,000	$1.65
Granted	32,857	1.87
Vested	(47,668)	(1.65)
Forfeited or Canceled	(38,000)	(1.65)
Unvested – September 30, 2015	110,189	$1.71

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements

On March 23, 2015, the Company granted 32,857 stock options to certain directors for future services. These options had a grant date fair value of $61,443 using the Black-Sholes option-pricing model with the following assumptions:

Risk-free interest rate	1.41%
Expected dividend yield	0.00%
Expected volatility	39.47%
Expected term	5.5 years

The options are exercisable at an exercise price of $4.90 per share over a ten-year term and vest over one year. Compensation expense was $15,360 and $30,720 or the three and nine months ended September 30, 2015, respectively, pertaining to this grant.

The Company recorded non-cash compensation expense of $31,298 and $24,597 for the three months ended September 30, 2015 and 2014, respectively, and $74,000 and $50,292 for the nine months ended September 30, 2015 and 2014, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at September 30, 2015 amounts to $126,366 and is expected to be recognized over a remaining weighted average period of 1.20 years.

Warrants

A summary of warrant activity for the nine months ended September 30, 2015 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	362,500	$8.34	4.5	$85,000
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding – September 30, 2015	362,500	$8.34	3.8	$-

Exercisable – September 30, 2015	362,500	8.34	3.8	$-

All warrants outstanding were fully vested as of September 30, 2015 and December 31, 2014.

No compensation cost was recognized during the three and nine months ended September 30, 2015 and 2014 pertaining to warrants.

Restricted Stock

A summary of restricted stock activity for the nine months ended September 30, 2015 is as follows:

Number of Shares
Unvested - December 31, 2014	200,001
Granted	-
Vested	-
Forfeited or Canceled	-
Unvested – September 30, 2015	200,001

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements

The Company recorded non-cash compensation expense of $83,000 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $276,668 and $0 for the nine months ended September 30, 2015 and 2014, respectively, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at September 30, 2015 amounts to $719,338 and is expected to be recognized over a weighted average period of 2.2 years.

13. Customer Concentration

The Company’s revenues were historically highly dependent on two customers: LinkedIn and the Apollo Group. The Company’s agreement with LinkedIn terminated on March 29, 2014 and its agreement with the Apollo Group terminated on October 9, 2014.

No individual customers accounted for more than 10% of revenues during the three and nine months ended September 30, 2015. During the three months ended September 30, 2014, Apollo Group accounted for 22% of the Company’s revenues. During the nine months ended September 30, 2014, LinkedIn and Apollo Group accounted for 13% and 27%, respectively, of the Company’s revenues. At September 30, 2015, no single customer accounted for 10% or more of the Company’s accounts receivable. At December 31, 2014, two customers accounted for 15% and 12% of the Company’s accounts receivable.

14. Segment Information

Since the acquisition of Noble Voice on November 26, 2014 and the merger with NAPW on September 24, 2014, the Company operates in three segments: (i) PDN Network, (2) NAPW Network and (3) Noble Voice operations, which are based on its business activities and organization. For the three and nine months ended September 30, 2014, the Company operated a single segment which solely consisted of the business of PDN Network.

The following tables present key financial information of the Company’s reportable segments as of and for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$5,775,006	$-	$5,775,006
Lead generation	-	-	2,334,276	2,334,276
Recruitment services	830,250	-	-	830,250
Products sales and other	-	330,769	-	330,769
Consumer advertising and marketing solutions	73,011	-	-	73,011
Total revenues	903,261	6,105,775	2,334,276	9,343,312
Loss from operations	(491,126)	(25,846,331)	(339,150)	(26,676,607)
Depreciation and amortization	93,922	786,148	45,614	925,684
Income tax expense	2,362,220	543,018	70,979	2,976,217
Capital expenditures	-	-	-	-
Net loss	(2,857,969)	(26,389,349)	(410,129)	(29,657,447)

	At September 30, 2015
Goodwill	$735,328	$19,861,739	$-	$20,597,067
Intangible assets, net	90,400	12,175,206	503,333	12,768,939
Total assets	6,032,009	37,204,260	2,543,735	45,780,004

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements

	Nine Months Ended September 30, 2015
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$19,317,933	$-	$19,317,933
Lead generation	-	-	7,853,402	7,853,402
Recruitment services	2,432,951	-	-	2,432,951
Products sales and other	-	631,198	-	631,198
Consumer advertising and marketing solutions	209,097	-	-	209,097
Total revenues	2,642,048	19,949,131	7,853,402	30,444,581
Loss from operations	(1,727,721)	(27,958,089)	(818,410)	(30,504,220)
Depreciation and amortization	285,677	2,308,361	136,842	2,730,880
Income tax expense (benefit)	1,895,588	(271,103)	(115,090)	1,509,395
Capital expenditures	-	50,216	13,938	64,154
Net loss	(3,588,298)	(27,686,986)	(703,320)	(31,978,604)

15. Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Unaudited Financial Statements, including the notes to those statements, included elsewhere in this Quarterly Report. This section and other parts of this Quarterly Report on Form 10-Q (this “Quarterly Report”) contain forward-looking statements within the meaning of Section 27A of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 concerning our future results of operations and financial position, business strategy and plans and our objectives for future operations. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Such risks and uncertainties include, among others, those discussed in “Item 1A - Risk Factors” of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015, as well as in our condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Quarterly Report and our other filings with the SEC. These factors could cause actual results to differ materially from the results anticipated by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The forward-looking statements in this Quarterly Report speak only as of the date they were made. We do not intend, and undertake no obligation, to update any of our forward-looking statements to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless we specify otherwise, all references in this Quarterly Report to the “Company,” “our,” “we” and “us” refer to Professional Diversity Network, Inc. and its consolidated subsidiaries. For purposes of this Quarterly Report, unless the context clearly dictates otherwise, all references to “professional(s)” means any person interested in the Company’s websites presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. The Company does not impose any selective or qualification criteria on membership and the term “professional(s)” as used in this Quarterly Report should be interpreted accordingly. In addition, the Company does not verify that any member of a particular Company website qualifies as a member of the ethnic, cultural or other group identified by that website. In our discussion below, the Company occasionally refers to its number of “registered users,” which we measure in terms of consumers who use the properties operated by each division. Our definition is based upon criteria relevant to the operation of each division and therefore may be different for each division. For PDN (as defined below), a registered user is a consumer who has affirmatively visited one of our properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs. For NAPW (as defined below), a registered user is a consumer who has viewed our marketing material, opted in to membership, provided demographic information and engaged in an onboarding call with a membership coordinator. For Noble Voice (as defined below), a registered user is a jobseeker who has viewed our marketing material, completed a TCPA-compliant opt-in form and provided us with contact and other demographic information enabling us to contact them. Unless otherwise noted within the context of discussing a particular division, we typically disclose “registered users” in the aggregate, combining the users from all three divisions. If a member is inactive for 24 months then such person will be automatically de-registered from our database. The term “diverse” (or “diversity”) is used throughout this Quarterly Report to include communities that are distinct based on a wide array of criteria which may change from time to time, including ethnic, national, cultural, racial, and religious or gender classification.

Our Business

The Company

The Company is both the operator of the Professional Diversity Network (the “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for wholly-owned subsidiaries NAPW, Inc. (“NAPW”); Noble Voice LLC and Compliant Lead LLC (together, “Noble Voice”).  NAPW operates National Association of Professional Women (the “NAPW Network”), which is a for-profit membership organization for professional women, with offices in New York and Los Angeles.  Noble Voice provides career consultation services through its offices in Detroit, MI and Darien, IL.

The NAPW Network

The NAPW Network is a for-profit membership organization for professional women that the Company believes is among the most prominent women-only professional networking organizations in the United States. As of September 30, 2015, the NAPW Network had over 850,000 paid and non-paid professional women members. We continued to maintain high visibility for the NAPW Network through our millions of marketing impressions. During the third quarter of 2015 we increased both visibility and our members’ participation in the network through the launch of our eChapter, bringing virtual networking; live and on demand, to our membership. This electronic networking functionality enhances our ability to provide an interactive professional networking experience to our members. Based on initial favorable adoption rates the Company plans on expanding virtual networking in 2016 to include regional and specific professional concentration eChapters. Members of the NAPW Network, many of whom pay annual membership subscriptions fees to us, enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments. We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at hundreds of local chapters across the United States. Through the NAPW Network website, members are able to create, manage and share their professional identity online, build and engage with their professional network and promote themselves and their businesses. In addition to online networking, NAPW Network members can participate in a number of local events held across the United States, including monthly chapter meetings, professional networking expos, charitable events and other events developed specifically to facilitate face-to-face networking with other professional women. NAPW has historically sponsored a National Networking Conference that provides participants the opportunity to network with other members, hear presentations from keynote speakers and participate in break-out sessions. In 2015, the Company sponsored a three-city National Networking Summit Series, with events in Chicago and Los Angeles earlier this year and a New York event held on November 6.  Additionally, the Company held more than 20 other professional networking events nationwide, in conjunction with PDN’s Career Networking Conferences.

NAPW Network members can also promote their career achievements and businesses through placement on the NAPW Network website’s home page, in proprietary press releases drafted with the assistance of a team of professional writers, in the online Member Marketplace, during virtual eChapter meetings and in monthly newsletter publications.  In addition to networking and promotional opportunities, NAPW Network members are also provided with the ability to further develop their skills and expand their knowledge base through Continuing Education with Operation Graduate, online and in-person seminars, webinars and certification courses, as well as monthly newsletters.  NAPW Network members are also provided exclusive discounts on third-party products and services through our partnerships with valuable brands that include CareXtend, GoldBean, Inc. Magazine, McDonalds, Care.com, ADP, Act-1 Group and GEICO Insurance.

Additionally, as a direct result of the acquisitions we made during 2014 and the subsequent integration of those acquired businesses, we are now able to offer NAPW members the ability to opt into our Telephone Consumer Protection Act-compliant process that matches and qualifies job-seeking NAPW members with interested employers.

As previously disclosed, on July 16, 2015, Matthew Proman, the founder of NAPW and formerly our Chief Operating Officer and Executive Vice President, separated from the Company. We took interim steps to replace Mr. Proman by moving Chris Wesser, the Company’s Executive Vice President, General Counsel and Secretary, into a day-to-day operational oversight role. Mr. Wesser filled a similar role at NAPW before our merger in September 2014.  Mr. Wesser has been a full time employee of NAPW for over six years and has considerable operational and institutional knowledge of the NAPW business. During the Third Quarter, we retained as a consultant Mr. Barry Feierstein. Mr. Feierstein has been a director with Professional Diversity Network since our initial public offering.  He is a Harvard MBA who previously served as a McKinsey and Company business consultant, a SVP of private credit lending at Sallie Mae, and, most recently, as Chief Business Operating Officer at Apollo Group.  His past roles include extensive experience managing business operations relating to lead acquisition and telesales revenue generation.

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

As of September 30, 2015, the Company had approximately 6.8 million PDN Network registered users, which we define as job seekers who have opted into our network for purposes of using our services. This reflects an increase during the fiscal quarter ended September 30, 2015 of 19.3% compared to the 5.7 million PDN Network registered users as of June 30, 2015. This increase is primarily attributable to our acquisition of Noble Voice and the resulting increase in direct contact with job seekers. We expect that continued user growth of the PDN Network will enable us to further develop our menu of online professional diversity networking and career placement solutions. Additionally, the Company continues to operate systems that distribute jobs in an OFCCP compliant manner to career agencies, including those of state and local governments in the United States.

We currently provide registered PDN Network users with access to our websites at no cost. However the Company has strategic plans to test a premium paid membership, similar to those offered at NAPW, across the PDN Network. The Company intends to begin these initiatives in 2016.

The Company continues to nurture its relationships with key strategic alliances that we believe are valuable to our core clients. The Company currently maintains relationships with the following key strategic allies, among others: the National Urban League, the National Association for the Advancement of Colored People, VetJobs, DisabledPersons.com (a not-for-profit organization serving employment needs of people with disabilities), National Able Network, Veterans Exchange, Leave No Veteran Behind, ALPFA (an organization dedicated to building Latino business leaders), Illinois Hispanic Nursing Association, Women in Biology, Black Sales Journal, Ebony Magazine, Wall Street Warfighters, National Association of Hispanic Journalists, Hispanic Alliance for Career Enhancement  and numerous others. New partnerships have been entered into with Black Data Processing Associates, IT Diversity Careers, the National Association of African Americans in Human Resources, The Grio and the National Association of Women MBAs. The Company considers its partner alliances to be a key value to its clients because it enables the Company to expand its job distribution and outreach efforts.

Complimentary and Mutually Beneficial Combination of the NAPW Network and the PDN Network

The PDN Network provides NAPW Network members with direct access to employers seeking to hire professional women at a high level of connectivity and efficiency. The union of the two networks has enabled the Company to launch its Hire AdvantEdge product, which matches members with jobs offered by our employment partners, qualifies those members for our partners’ jobs, secures an indication of interest from the member, and directly provides our partner with the member’s information or submits an application on behalf of the member to our partner’s recruitment system. The PDN Hire AdvantEdge service delivers enhanced membership value to those members seeking to reenter the workforce or to upgrade their professional employment condition, and our members deliver enhanced value to our partners who are seeking candidates of our members’ type. This benefit comes at no additional cost to members, reinforcing the membership value proposition. During the third quarter of 2015, the Hire AdvantEdge product has been deployed to business partners including direct employers and staffing firms. In 2016, the Company plans on enhancing the Hire AdvantEdge product with a licensed recruitment platform; a cloud based software system that will access Hire AdvantEdge from our business partners’ desktops. This Hire AdvantEdge license will enable recruiters to post jobs directly and to search the PDN database. They will also be able to enhance their recruitment opportunities with both an assessment and the ability to process applicants through their internal applicant tracking systems. In addition to Hire AdvantEdge, Professional Diversity Network provides alternative values to members who are employed or are seeking employment, including, but not limited to, our patented resume optimizing service (Resunate), our job alerts and a new professional networking platform based upon PDN’s core networking technology.

NAPW is already leveraging the existing PDN events platform to host networking events in major markets around the nation. Because the PDN networking career events are already being conducted, we have added additional events for NAPW members at the same venues, one hour after the PDN event ends, at a substantially lower cost than hosting stand-alone NAPW events. Employers who sponsor the PDN career networking events will have the opportunity to participate in the NAPW event and meet with members to discuss employment opportunities in what we believe is an inviting and upscale networking environment. We believe that providing the opportunity for NAPW members to meet, outside of the monthly local chapter events and the three National Networking Summits, has added additional value to all NAPW members. That is, instead of attending one national event in New York, as was the case in 2014, in future years, NAPW Network members will be able to attend any or all of our PDN Network events. Non-members may also attend, subject to certain restrictions.

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

PDN - Operations

We generate revenue from our PDN Network through numerous sources, all of which involve recruitment services designed to meet growing demand for diverse talent. We offer job postings, recruitment advertising, semantic search technology, career and networking events. We also provide our recruitment technology platform to various business partners including ALPFA, NAACP and others. We currently have over 800 companies utilizing our products and services. Approximately 13.4% of our revenue is transacted online via ecommerce, and we believe we have the ability to increase this percentage efficiently. The majority of our sales are consummated via direct interaction with our diversity recruitment sales professionals. We generate revenue by contracting with employers seeking to diversify their workforce. We help them by promoting their job opportunities to our networks of diverse professionals and by posting their job opportunities in a method and manner compliant with the requirements of the OFCCP.

PDN - Marketing Directly to Employers

One of PDN’s core business strategies involves marketing our suite of products and services directly to employers and third party recruiters. We market to both third-party and in-house corporate recruiters by assessing their diversity recruitment and talent acquisition needs and providing them real-time solutions that deliver diverse talent. We believe that the industry has no single supplier that allows employers to access diverse candidates as efficiently as we are able to at our scale or quality, or with our unique understanding of the marketplace.

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

While we are developing purely online marketing channels to bring recruiters to us, and courting strategic partners who can bring us new clients in bulk, we have found that the diversity recruiting market remains heavily dependent upon personal interaction. To that end, we currently employ professionals in sales, sales support and marketing who are all trained in selling our products and services. We have also formed strategic alliances with parties who are able to help extend our organic reach.  As a result, we have built an eight-channel sales outreach pipeline, which includes internal employees, third-party partners who deliver employers with demand for our products, and technology which facilitates e-commerce transactions.

With respect to our internal employees, we believe in a team approach to nurturing the relationships we build, and, therefore, have three distinct groups of sales staff and support. The first includes our table-setters, who are responsible for setting up first meetings with prospect companies. The second includes our career sales professionals, who conduct the first meeting and mature the conversation to what we hope is a successful conclusion. The third includes our nurturing sales professionals who provide ongoing account management and are responsible for successful client renewals.  Together, we provide a client services team focused on delivering a high degree of satisfaction from the point of sale through renewal and expansion of our customer relationships.

We have segregated the diversity recruitment market into three sectors:

•	Federal, state and local governments and companies and contractors who serve these governmental entities;

•	Small and medium sized businesses as defined by companies with less than 2,500 employees; and

•	Large enterprises with greater than 2,500 employees.

Our sales team is approaching these markets using a combination of telephone, email and face-to-face marketing which includes, in some cases, personal visits to companies and or their recruitment agencies, as well as appearances at industry and trade group events where diversity recruitment recruiters are in attendance. We have invested in our direct sales infrastructure and expect to continue to do so in the future. We plan to continue to invest in our sales and marketing team during the remainder of 2015 and beyond.. These costs are primarily for sales personnel and to support the sales team with tools such as client relationship management systems, personal computers and travel expenses. The sales expenses are variable and can be adjusted to meet market conditions.

Revenue from our recruitment sector will be impacted positively and negatively by certain general macroeconomic conditions, such as the national unemployment rate. An increase in demand for employees should create market conditions favorable to us. Conversely, a weak employment environment may have a negative impact. We believe that our focus on diverse professionals mitigates this risk because of the social and political environment in the United States. We believe recent trends indicate an increased focus by companies on hiring diverse Americans for both compliance and business reasons. For example, as each population among our seven affinities grows and companies seek to conduct business with these populations, we expect companies will hire aggressively within them, resulting in a robust demand for the types of employees we are bringing into our networks. Because of our specialization and focus in diversity recruitment, as opposed to general recruitment, we have not yet experienced negative pricing pressure associated with product commoditization (which is the act of making a product or service easy to obtain by making it as uniform, plentiful and affordable as possible).

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

We believe that PDN stands apart from the industry in this arena because we are able to promote our clients’ brands in a manner that reflects each client’s commitment to diversity. What is unique to PDN is our ability to understand an employer’s culture of diversity and inclusion, and effectively communicate those employer values to our job seekers, who desire to be employed by a company with a culture of diversity and inclusion. In addition to delivering job seekers through our recruiter marketing, it is critical that we deliver to those job seekers, jobs with employers they feel good about and who they feel understand them. Our recruitment advertising solutions provide job seekers with information that we believe allows them to look beyond a brand and deeper into an employer’s core values. This process matters to diverse job seekers, and employers with matching core values are more likely to retain the job seekers as employees. Both we and our clients believe that this is critical to hiring and retention success, and our recruitment advertising is expected to be a growing part of our business. Our recruitment advertising solutions provide job seekers with information that we believe allows them to look beyond a brand and deeper into an employer’s core values. This process matters to diverse job seekers, and employers with matching core values are more likely to retain the job seekers as employees. Both we and our clients believe that this is critical to hiring and retention success, and our recruitment advertising is expected to be a growing part of our business.

In addition to selling advertising packages and assisting our clients with their branding in this regard, we sell advertising packages which include access to develop “talent communities” within our affinities’ online properties, automated job feeds, access to our database for email marketing, banners within our network and affiliate networks and re-targeting of directed advertisements.

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

We currently employ 105 sales professionals, 92 of whom sell new membership subscriptions and 13 of whom sell upgraded membership packages and ancillary products, as described below.  Beginning during the second quarter of 2015 and continuing into the third quarter, we have been decreasing our number of sales professionals while fine-tuning our lead generation and sales processes.  Based upon early results to-date, we believe we can further reduce the number of sales professionals and sales-related spend while maintaining a high level of revenue and increasing profitability.  Specifically, we have had the following successes during the third quarter:

•
We have instituted a new sales training program, which has allowed our sales professionals to become more productive in a shorter time.  This allows us to ameliorate some of the effects of employee turnover, and to continue to drive average per-sales professional productivity to higher levels in a shorter time.

•
We have altered our commission schedule so that it is now designed to drive maximum productivity at all times.  Our previous schedule did not properly incentivize sales professionals to seek maximum productivity.  Our ability to make this change is directly attributable to the business intelligence we are able to gain as a result of the new NAPW customer relationship management system (“CRM”) built in large part using Noble Voice technical resources gained in our Q4 2014 acquisition of that company.

•
We have used new business intelligence to our advantage to identify operational changes that we believe has led to improved morale and productivity without materially impacting our financial performance.

•
We have used our heightened IT capacity to test a work-from-home model, which we have successfully tested through proof-of-concept stage in October 2015.  We anticipate that this will allow us to efficiently close our Los Angeles office  and eliminate much of the overhead associated with the Los Angeles operation, enabling us to invest more heavily in our Garden City, NY office.  Long-term, we anticipate that this will also allow us to improve our hiring rations, reduce turnover and tap into a new talent pool as we will be able to acquire sales professionals who are seeking less than full-time employment and a work-from-home model.

•	Both revenue per lead and gross sales per representative, our two key metrics of sales professional performance, have improved during our cost-cutting and fine-tuning processes.

•
In the third quarter 2015 we continued to make refinements to our CRM, both large and small, to improve performance and increase the job satisfaction of our sales professionals.  Again, we are able to do this in large part as a result of the investment we made last year in Noble Voice, our technology catalyst as described below.

We also employ support teams to provide compliance, customer service/support and testing. Our compliance team is specifically focused on ensuring the integrity of the NAPW sales process. The team works closely with customer service and sales management to ensure that sales are conducted in an ethical manner and to identify sales representatives who would benefit from enhanced training. Our testing team consists of representatives who work with our Development and Executive teams to identify new lead-generation, sales and membership product opportunities, and to test those as well as new approaches to our current sales. Our customer service team, located in our New York, Los Angeles, Detroit and Darien, IL offices, work together to improve engagement with our members and to ensure a high degree of member satisfaction and retention.

NAPW - Upgraded Memberships and Ancillary Products

Upgraded packages include the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and continuing education programs; the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence; and the registry product, which allows members to create a durable, historical record chronicling their career achievements. We have 13 representatives in our New York and Los Angeles offices selling upgraded memberships and ancillary products. Our aforementioned compliance, testing and customer service teams also support our upgraded membership and ancillary product sales.

Noble Voice - Offline Career Consultations & Online Sales

Our Noble Voice division typically conducts approximately 25,000 career consultations per week. We monetize these consultations by using proprietary technology to drive online traffic to our call centers and generating value-added leads for our strategic partners who provide continuing education and career services. Noble Voice maintains a sophisticated CRM and marketing controls, and is able to efficiently manage the number of consultations to match demand. We believe that we have a scalable platform that can continue to meet demand as it rises.

Noble Voice - Technology Catalyst

We believe that the acquisition of Noble Voice was beneficial not only for its valuable business model and revenue stream, but also for its potential as a technology catalyst. As described, we have leveraged Noble Voice’s technology to-date to enable us to roll out our Hire AdvantEdge product, which is already working to supply our clients’ demand for job seekers in real time; to improve our methods of communication to prospects and leads for lead-generation; to deliver upgraded benefits not only to our NAPW members and members of the PDN affinities but to our clients through their client portal; to deliver the new NAPW website; to drive a significant increase in web traffic and time on site; and to increase the rate of new user registrations on our online properties. We believe that we will continue to leverage Noble Voice resources going forward in a manner that continues to help us gain efficiencies.

Significantly, our Noble Voice technology resources have allowed us to roll out an upgraded Customer Relations Management database and interface (“CRM”) for use by NAPW across all aspects of its operations. Our new NAPW CRM was rolled out during the first quarter of 2015, tested and refined throughout the second and third quarters and is now being used by all new membership sales professionals. The new CRM is already providing us with better business intelligence around the acquisition, distribution and management of NAPW leads as well as better operational control and management of NAPW call center operations.

Quarterly Results

Overview

During the third quarter 2015 we experienced financial losses as we focused on refining our business lines with a focused goal of achieving profitability. In our recruitment division we believe that we have successfully right sized the operations to position this division to become profitable in future periods, while positioned and resourced for future growth. We have also reduced sales and marketing costs in our Noble Voice division to achieve our goal of near breakeven. We do not anticipate near term growth for this division, but have built the foundation to do so as profitable opportunities arise. Finally at NAPW we have made numerous changes to the sales and marketing structure within that division in order to achieve breakeven and establish a pathway to profitability in future periods. We are planning on further cost reductions with the elimination of our satellite sales office in Los Angeles, which is projected to save the company approximately $1.2 million in annual costs.

The Company realized $9,343,000 and $30,445,000 in total revenues during the three and nine months ended September 30, 2015, respectively, compared to $1,575,000 and $3,845,000 in the same prior year period, representing an increase of 493% and 692%, respectively, attributable primarily to the acquisition of NAPW in September of 2014 and Noble Voice in November of 2014. The Company decreased its Adjusted EBITDA deficit to $919,000 for the three months ended September 30, 2015 compared to $1,397,000 in the same period one year prior, a decrease of $478,000. The Adjusted EBITDA deficit for the nine months ended September 30, 2015 increased by $175,000 to $2,706,000 from $2,531,000 for the same period one year prior. This corresponds to an increase in net loss of $28,716,000 and $30,287,000 during the three and nine months ended September 30, 2015, respectively, compared to $941,000 and $1,692,000 in the same prior year period, representing an increase of 2,952% and 1,690% which is primarily attributable to the impairment expense recorded in the third quarter of 2015 in the amount of $24,717,000.

EBITDA is a non-GAAP financial measure. For reconciliations to the most comparable GAAP measure, see “Non-GAAP Financial Measures” below.

The Company operates its business in three reportable segments: (i) the NAPW Network, (ii) the PDN Network and (iii) Noble Voice operations. Of these segments, the NAPW Network generated $6,106,000, or 65.3% of our total revenue, and $19,949,000, or 65.5% of our total revenue, for the three and nine months ended September 30, 2015, respectively. We generate revenue from the NAPW Network through membership subscriptions, the sale of press releases and an annual registry publication. Members pay their annual fees at the commencement of their membership period and benefits become available immediately; however, the revenue is recognized ratably over the 12 month membership period. Membership subscriptions represented approximately 94.6% and 96.8% of NAPW’s revenue for the three and nine months ended September 30, 2015.

Our primary strategy to increase revenues from the NAPW Network is to expand the NAPW Network’s base, increase the retention of that base in order to increase ongoing revenues and create a robust database of information about its key demographic - professional women which enables us to monetize that information. We believe that we can do so through the deployment of capital into (i) the NAPW Network’s existing member acquisition model, (ii) testing new methods of member acquisition, (iii) key member retention initiatives, (iv) the refinement of existing, and development of additional, NAPW Network member benefits and (v) our information collection and technology infrastructure.

The PDN Network generated $903,000, or 9.7% of our total revenue, and $2,642,000, or 8.7% of our total revenue, for the three and nine months ended September 30, 2015, respectively. The majority of revenue generated by the PDN Network comes from job recruitment advertising. For the three months ended September 30, 2015 and 2014, approximately 92.0% and 61.6%, respectively, of our aggregate revenue was generated from job recruitment advertising. The sales and marketing team, launched in 2013 at Professional Diversity Network, is executing its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced adoption of our OFCCP compliance product services by a number of customers. By combining diversity recruitment advertising with job postings and compliance services, the Company is able to deliver a valuable, cost effective and comprehensive solution for businesses subject to OFCCP compliance.

We generate revenue from our PDN Network through numerous sources all of which involve recruitment services. We offer job postings, recruitment advertising, semantic search technology and career and networking events. We also license our recruitment technology platform. We currently have over 800 companies utilizing our products and services. For the three months ended September 30, 2015, approximately 13.4% of our PDN revenue was transacted online via ecommerce through our proprietary properties and those of our partners, compared to 12.5% for the three months ended September 30, 2014. The majority of our PDN Network direct sales are consummated via direct interaction with our diversity recruitment sales professionals.

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

Our Noble Voice division generated $2,334,000, or 25.0% of our total revenue, and $7,853,000, or 25.8% of our total revenue, during the three and nine months ended September 30, 2015. We generate revenue from our Noble Voice operations from its lead generation activities and sales of data not used in the lead generation process. Lead generation sales represented approximately 83.1% and 85.9% of the revenue attributable to the Noble Voice business segment for the three and nine months ended September 30, 2015.

Non-GAAP Financial Measures

We make reference to “Adjusted EBITDA,” a measure of financial performance not calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). Management has included EBITDA because it believes that investors may find it useful to review our financial results as adjusted to exclude items as determined by management. Reconciliations of this non-GAAP financial measure to the most directly comparable GAAP financial measure, net loss, to the extent available without unreasonable effort, are set forth above.

Management believes Adjusted EBITDA provides a meaningful representation of our operating performance that provides useful information to investors regarding our financial condition and results of operations. Adjusted EBITDA is commonly used by financial analysts and others to measure operating performance. Furthermore, management believes that this non-GAAP financial measure may provide investors with additional meaningful comparisons between current results and results of prior periods as they are expected to be reflective of our core ongoing business. However, while we consider Adjusted EBITDA to be an important measure of operating performance, Adjusted EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Further, Adjusted EBITDA, as we define it, may not be comparable to EBITDA, or similarly titled measures, as defined by other companies.

Reconciliation of Net Loss to Adjusted EBITDA

The following table presents Adjusted EBITDA, a non-GAAP financial, and provides a reconciliation of Adjusted EBITDA to the directly comparable GAAP measure reported in the Company’s consolidated financial statements:

(Amount in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(29,657)	$(941)	$(31,979)	$(1,692)
Impairment expense	24,717	-	24,717	-
Stock-based compensation expense	114	25	351	50
Depreciation and amortization	926	130	2,731	315
Change in fair value of warrant liability	(2)	35	(94)	21
Interest expense	9	-	84	-
Interest and other income	(2)	(28)	(25)	(95)
Income tax expense (benefit)	2,976	(618)	1,509	(1,130)
Adjusted EBITDA	$(919)	$(1,397)	$(2,706)	$(2,531)

Business Outlook

As previously disclosed, we are continuing to manage several initiatives designed over the medium to long term to reduce expenses and integrate new technology that we expect will help better manage operations. During the third quarter the Company focused on managing operations towards achieving profitability in future periods. While we had an Adjusted EBITDA deficit of $919,000 for the three months ended September 30, 2015, we experienced a decreasing monthly Adjusted EBITDA deficit of approximately $554,000 in July, $331,000 in August and a near breakeven in September, with a $34,000 deficit. This corresponds to monthly net losses of $10,139,000 in July, $9,911,000 in August and $9,607,000 in September. The July results included a one-time severance payment of $206,250 made to Matthew Proman under the terms of his separation agreement.

In the third quarter of 2015 the Company took specific actions to reduce costs, including some expenses that resulted in reduction of revenues. The overarching objective is to establish predictable profitability, with high gross profit margins and then build up operations to access, what we believe to be, a very large addressable market for premium memberships and diversity recruitment services. Our new Customer Relationship Management system, launched at NAPW earlier this year, provides us with real time data that measures both the quality of our marketing spend by source, and the productivity of our sales representatives, by source, by time period and by utilization of leads by cost. Additionally powerful, is that this is a cloud based system, enabling us to empower existing and future team members to work from home. We have now tested, with favorable results, this work from home operating model successfully. Transitioning team members save time and money while working from home, and we now have the ability to recruit top talent across the nation, in a favorable expense environment.

A specific example of expense reductions that we expected would reduce sales can be found in new membership lead generation and sales representatives to service those leads. We eliminated or reduced of certain marketing channels and methods in favor of a more diversified and efficient system of generating new membership sales. In the third quarter of 2015 we shut off certain channels and began to strategically test, in an agile method, new lead sources. At the same time we eliminated certain sales resources performing at levels below company averages. These actions had led to favorable results as demonstrated in our month over month results in the third quarter. July was challenging, we improved in August and September was the best Adjusted EBITDA monthly period since the Company went public in March of 2013.

Based upon the favorable results of our sales management process in the third quarter of 2015 we can cut additional costs, while we now turn towards increasing revenues. Thus we have decided to close our Los Angeles call center at the end of 2015. We estimate that once fully transitioned, the closure of this office will further reduce our expense rate by approximately $1,100,000 annually. We also cut expenses, including marketing costs and personnel at both our recruitment and lead generation operations with favorable results. It is our expectation that the near term impact will be a reduction in revenue as not all employees will transition to the work from home model. We believe that by the end of the first quarter of 2016 we will have replaced any revenue rate deficits resulting from the transition and grow from that point forward.

Seasonality

Our quarterly operating results have historically been affected by the seasonality of employers’ businesses. Historically, demand for employment hiring is lower during the first quarter and second quarters of the year and increases during the third and fourth quarters. However, while NAPW sales have slight seasonal variations, generally sales have been slightly slower during summer months and during periods near holidays like Thanksgiving, Christmas and New Year’s Eve and New Year’s Day, the variations are far less significant than those of PDN’s recruitment business. Because NAPW generates the majority of revenue for the Company, the seasonality of the Company’s business has been less significant in recent quarters compared to quarters concluded prior to our combination with NAPW, and we expect that will be the case in future quarters. One factor that has historically affected NAPW’s sales has been employee capacity within its call centers.  Due to the technology developed through the Noble Voice acquisition we have been able to test a work-from-home model.  While we have not rolled out this model on a wide scale, early results are promising.  If this model proves itself on a large-scale, we expect that it will allow us to smooth NAPW sales over seasonal factors such as inclement weather, school holidays and vacations (when sales employees might otherwise take personal time), and the like.

Costs and Expenses

Total costs and expenses increased significantly in the three and nine months ended September 30, 2015 to $36,020,000 and $60,949,000, respectively, compared to $2,158,000 and $5,772,000 for the three and nine months ended September 30, 2014, respectively. This increase of 1,569% and 956% is primarily the result of an impairment expense of $24,717,000 recorded in the third quarter of 2015 and the increased costs of operating the acquired businesses of the NAPW Network and Noble Voice. As discussed elsewhere in this Quarterly Report, during the third quarter of 2015, we continued to reduce our financial investment in the NAPW direct mail and digital marketing campaigns to better grow revenues in a cost efficient manner. For the three months ended September 30, 2015, we realized a cost reduction of $100,000, compared to the three months ended June 30, 2015 for NAPW direct mail and digital marketing.

Results of Operations

The following tables set forth our results of operations for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2015	2014	(Dollars)	(Percent)
	(in thousands)

Revenues
Membership fees and related services	$5,775	$402	$5,373	1,336.6%
Lead generation	2,334	-	2,334	100.0%
Recruitment services	830	713	117	16.4%
Products sales and other	331	11	320	2,909.1%
Consumer advertising and marketing solutions	73	449	(376)	(83.7)%
Total revenues	9,343	1,575	7,768	493.2%

Costs and expenses:
Cost of revenues	1,464	388	1,076	277.3%
Sales and marketing	5,132	992	4,140	417.3%
General and administrative	3,748	648	3,100	478.4%
Impairment expense	24,717	-	24,717	100.0%
Depreciation and amortization	926	130	796	612.3%
Loss on sale of property and equipment	33	-	33	100.0%
Total costs and expenses	36,020	2,158	33,862	1,569.1%
Loss from operations	(26,677)	(583)	(26,094)	4,475.8%

Other income (expense), net	(7)	(941)	934	(99.3)%
Change in fair value of warrant liability	2	(35)	37	(105.7)%
Income tax expense (benefit)	2,976	(618)	3,594	(581.6)%
Net loss	$(29,657)	$(941)	$(28,717)	3,051.8%

	Nine Months Ended
	September 30,		Change	Change
	2015	2014	(Dollars)	(Percent)
	(in thousands)

Revenues
Membership fees and related services	$19,318	$402	$18,916	4,705.5%
Lead generation	7,853	-	7,853	100.0%
Recruitment services	2,433	2,114	319	15.1%
Products sales and other	631	11	620	5,636,4%
Consumer advertising and marketing solutions	209	1,317	(1,108)	(84.1)%
Total revenues	30,445	3,845	26,600	691.8%

Costs and expenses:
Cost of revenues	4,648	1,150	3,498	304.2%
Sales and marketing	17,227	2,551	14,676	575.3%
General and administrative	11,594	1,756	9,838	560.3%
Impairment expense	24,717	-	24,717	100.0%
Depreciation and amortization	2,731	315	2,416	767.0%
Loss on sale of property and equipment	33	-	33	100.0%
Total costs and expenses	60,949	5,772	55,178	956.0%
Loss from operations	(30,504)	(1,927)	(28,578)	1,483.0%

Other income (expense), net	(59)	(874)	815	(93.2)%
Change in fair value of warrant liability	94	(21)	115	(547.6)%
Income tax expense (benefit)	1,509	(1,130)	2,639	(233.5)%
Net loss	$(31,979)	$(1,692)	$(30,287)	1,790.0%

Revenue

The following tables set forth our results of operations for the periods presented as a percentage of revenue for those periods. The period to period comparison of financial results is not necessarily indicative of future results.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Percentage of revenue by product:
Membership fees and related services	62%	25%	63%	11%
Lead generation	25%	-	26%	-
Recruitment services	9%	45%	8%	55%
Products sales and other	3%	1%	2%	-
Consumer advertising and consumer marketing solutions	1%	29%	1%	34%

The following table sets forth each operating segment’s total revenues for the periods presented. The period to period comparison is not necessarily indicative of future results.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2015	2014		2015	2014
	(in thousands)			(in thousands)
NAPW Network	$6,106	$414	(1)	$19,949	$414	(1)
PDN Network	903	1,161		2,642	3,431
Noble Voice	2,334	-	(2)	7,853	-	(2)
Total revenues	$9,343	$1,575		$30,444	$3,845

(1) The Company began operating the NAPW Network segment after its acquisition on September 26, 2014.
(2) During the three and nine months ended September 30, 2014, the Company did not operate the Noble Voice segment, which was acquired in November 2014.

The NAPW Network, which was acquired in September 2014, generated revenues from membership fees and related services and products sales of $6,106,000 and $19,949,000, respectively for the three and nine months ended September 30, 2015, compared to $414,000 of revenues related to membership fees and related services for the six days of September 2014 that we from the acquisition date to the end of the third quarter. The Company anticipates that in future periods, the revenue generated from the NAPW Network will continue to exceed revenue generated from the PDN Network, and will be material to the Company’s financial condition and results of operations. The Company began to significantly increase its energies and spending on sales opportunities and membership benefit services after the acquisition of NAPW in September 2014. We anticipate that these investments, which are a combination of improvements that leverage PDN’s technology and enhance membership services and support and our consistent, continuing investments in lead generation, will result in an increase in both membership sales in the near, mid and long term as well as an increase in renewals in the mid and long term.

During the three and nine months ended September 30, 2015 and 2014, we recognized $830,000 and $2,433,000, respectively, compared to $713,000 and $2,114,000, respectively, of revenues related to direct sales of our recruitment services by the PDN Network. This increase in direct sales is primarily attributable to the continued successful execution by our sales and marketing team of its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also experienced adoption of our OFCPP compliance product services by a number of customers. Additionally, direct sales of our recruitment services during the three and nine months ended September 30, 2015 were higher compared to the same periods in 2014 because of the positive impacts resulting the termination of our previous agreement with LinkedIn, since we no longer have post termination restrictions on our ability to sell any employers our diversity recruitment services and we are not restricted from entering into direct recruitment relationships with those companies that are using our products and services via the LinkedIn reseller agreement.

Also contributing to the increase in recruitment services revenue attributable to the PDN Network segment was $296,000 and $619,000 of revenues generated from our Events Division during the three and nine months ended September 30, 2015, respectively, compared to revenue of $236,000 and $481,000, respectively, for the same prior year periods.

Revenue from the PDN Network’s consumer advertising and marketing solutions was $73,000 and $209,000, respectively, for the three and nine months ended September 30, 2015, compared to $449,000 and $1,317,000, respectively, for the prior year period. The year over year decrease was primarily the result of the termination of our agreement with Apollo Group on October 9, 2014, which resulted in lost fixed monthly fees of $116,667. The Apollo Agreement would have otherwise expired by its terms on February 28, 2015. Revenue generated from agreements with our partner organizations amounted to $73,000 and $209,000, respectively, for the three and nine months ended September 30, 2015, compared to $99,000 and $267,000, respectively, for the three and nine months ended September 30, 2014. Partnership revenues declined as we shifted focus to our direct sales efforts and the integration of our recent acquisitions.

Noble Voice, which was acquired in November 2014, generated $2,334,000 and $7,853,000 of lead generation and data revenue for the three and nine months ended September 30, 2015, respectively.

Net loss

The following table sets forth each operating segment’s net loss for the periods presented. The period to period comparison is not necessarily indicative of future results.

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2015	2014		2015	2014
NAPW Network	$(26,389)	$16	(1)	$(27,687)	$16	(1)
PDN Network	(2,858)	(957)		(3,588)	(1,708)
Noble Voice	(410)	-	(2)	(703)	-	(2)
Consolidated net loss	$(29,657)	$(941)		$(31,978)	$(1,692)

(1) The Company began operating the NAPW Network segment after its acquisition on September 24, 2014.
(2) During the three and nine months ended September 30, 2014, the Company did not operate the Noble Voice segment, which was acquired in November 2014.

During the three and nine months ended September 30, 2015 we recognized $26,389,000 and $27,687,000, respectively, of net losses attributable to the NAPW Network which was acquired September 24, 2014.

During the three and nine months ended September 30, 2015 and 2014, we recognized $2,858,000 and $3,588,000, respectively, compared to $957,000 and $1,708,000, respectively, of net losses attributable to the PDN Network. This decrease in net loss is primarily attributable to costs incurred in the acquisition of the NAPW Network in 2014.

During the three and nine months ended September 30, 2015 we recognized $410,000 and  $703,000, respectively, of net losses attributable to the Noble Voice which was acquired in November 2014.

Operating Expenses

Cost of revenues: Cost of revenues during the three and nine months ended September 30, 2015 were $1,464,000 and $4,648,000, respectively, an increase of $1,076,000 and $3,498,000, respectively, or 277% and 304%, from $388,000 and $1,150,000, respectively, for the three and nine months ended September 30, 2014. The increase for the three and nine months ended September 30, 2015 was due to (i) $157,000 and $535,000, respectively, of costs of products and membership services from NAPW and $877,000 and $2,878,000, respectively, from Noble Voice services that were incurred as a result of the acquisition of each company, (ii) a $0 and $183,000, increase, respectively, in technology delivery services by PDN resulting from the growth of our OFCCP compliance product and expansion of our technology development, (iii) an increase of $47,000 and $35,000, respectively, of direct costs incurred in connection with our Events Division, and (iv) an increase of $19,000 and decrease of $38,000, respectively, of revenue sharing to our partner organizations due to the changes in certain partners.

Sales and marketing expense: Sales and marketing expense for the three and nine months ended September 30, 2015 were $5,132,000 and $17,227,000, respectively, an increase of $4,140,000 and $14,676,000, respectively, or 417% and 575%, compared to $992,000 and $2,551,000, respectively, for the three and nine months ended September 30, 2014. The increase for the three and nine months ended September 30, 2015 primarily consisted of (i) $3,586,000 and $12,206,000, respectively, of sales and marketing expenses from NAPW, which included $1,665,000 and $5,368,000 of wages and benefits for the NAPW sales team and $1,921,000 and $6,838,000 of digital advertising and direct mail costs to generate leads, (ii) wages of $981,000 and $3,098,000, respectively, for the Noble Voice lead generation team and (iii) a decrease] of $253,000 and $487,000, respectively, in sales and marketing salaries, commissions and benefits marketing costs for PDN which resulted from adjustments to the sales and marketing team. During the third quarter of 2015, we continued to reduce our financial investment in the NAPW direct mail and digital marketing campaigns. It is our goal to continue to grow revenues in a cost efficient manner and leveraging the investment we are making in technology and people to drive that business. For the three months ended September 30, 2015, we realized a cost reduction of $100,000, compared to the three months ended June 30, 2015 for NAPW direct mail and digital marketing.

General and administrative expense: General and administrative expenses increased by $3,100,000 and $9,838,000, or 478% and 460%, to $3,748,000 and $11,594,000 for the three and nine months ended September 30, 2015, respectively, compared to $648,000 and $1,756,000 for the three and nine months ended September 30, 2014, respectively, primarily due to an increase of $2,673,000 and $8,108,000 of expenses from NAPW and $769,000 and $2,527,000 from Noble Voice, and was partially offset by an decrease from PDN of $342,000 and $797,000 due to allocation of shared expenses for the three and nine months ended September 30, 2015.

Impairment expense: As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, management undertook a review of the carrying amount of its goodwill as of September 30, 2015. We performed our review based on both qualitative and quantitative factors and determined that carrying value of NAPW’s goodwill exceeding its implied fair value. Accordingly, we recorded a goodwill impairment charge of $24,717,000 during the three and nine months ended September 30, 2015.

Depreciation and amortization expense: Depreciation and amortization expense for the three and nine months ended September 30, 2015 was $926,000 and $2,731,000, respectively, compared to $130,000 and $315,000 for the three and nine months ended September 30, 2014, an increase of $796,000 and $2,416,000, respectively, or 612% and 767%, which was primarily due to a $786,000 and $2,308,000 increase in amortization expense, resulting from the amortization of the intangible assets of $14,905,000 acquired from NAPW and $650,000 from Noble Voice and $91,000 of amortization related to the additions to capitalized software relating to web product platform development to support emerging technologies and to the acquired software technology from CareerImp Inc. in June 2013.

Other Income (Expenses)

Included in other expenses, net, for the three and nine months ended September 30, 2015 is interest expense in the amount of $9,000 and $84,000, respectively. Interest expense during the three and nine months ended September 30, 2015 is primarily the result of the note payable to Proman which had been issued in conjunction with the Company’s acquisition of NAPW and prepaid interest included in the purchases of short term investment instruments. In addition, for the three and nine months ended September 30, 2015, we recognized interest income of $2,000 and $26,000, respectively from interest earned on our short-term investments of cash in excess of our current needs for operating capital.

Change in Fair Value of Warrant Liability

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. We recorded a non-cash gain of $2,000 and $94,000 during the three and nine months ended September 30, 2015, respectively, related to changes in the fair value of our warrant liability liabilities. The change in the fair value of our warrant liability was primarily the result of changes in our stock price.

Income Tax (Benefit) Expense

The effective income tax rate for the three and nine months ended September 30, 2015 was 11.1% and 4.9%, resulting in income tax expense of $2,976,000 and $1,509,000, respectively. The effective income tax rate for the three and nine months ended September 30, 2014 was 40.0%, resulting in income tax benefits of $618,000 and $1,130,000. During the three and nine months ended September 30, 2015, the Company recorded a valuation allowance of $3,938,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that it is more likely than not that the Company will not realize the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2015 and therefore has recorded a valuation allowance.

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

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2015 and 2014, respectively, and is intended to supplement the more detailed discussion that follows:

	September 30,
	2015	2014
	(in thousands)

Cash and cash equivalents	$3,881	$1,882
Short-term investments	750	9,238
Working capital (deficiency)	(5,219)	(3,664)

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

The merger with NAPW resulted in a reduction in the amount of cash and short-term investments of the Company. The consideration for the merger consisted of $3,555,000 paid by the Company in cash to the former sole shareholder of NAPW’s predecessor company, fees of approximately $474,000 paid by the Company to the Company’s financial advisor, Aegis Capital Corp. and fees of approximately $349,000 paid by the Company to its legal and accounting advisors.

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

Following the Company’s 2014 acquisitions, which have enabled it to report the revenue growth depicted in its financial statements for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, it became prudent to raise additional working capital to replenish amounts spent on the acquisitions and subsequent integration.

To that end, in April of 2015, the Company held its first offering under the Shelf and sold an aggregate of 1,670,000 shares of its common stock at $3.00 per share for gross proceeds of $5,010,000. After the payment of underwriting commissions and discounts, the net proceeds of the offering amounted to approximately $4,400,000. In May of 2015, the underwriters elected to exercise their option to purchase an additional 75,100 shares of the Company’s common stock, also at $3.00 per share, for gross proceeds of $225,300, or approximately $210,000 after the payment of underwriting commissions and discounts. These offerings enabled the Company to replenish its current assets, maintain the ability to pursue new opportunities and enjoy a more liquid market for its common stock. The Company believes it has more than adequate cash reserves to execute its business plan and drive the Company to profitability.

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

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(4,207)	$(3,702)
Investing activities	3,910	(12,971)
Financing activities	2,658	(242)
Net increase (decrease) in cash and cash equivalents	$2,361	$(16,915)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was $4,207,000. We had a net loss of $31,979,000 during the nine months ended September 30, 2015, which was offset by non-cash depreciation and amortization of $2,731,000, impairment expense of $24,717,000, stock-based compensation expense of $351,000, a decrease in the fair value of warrant liabilities of $94,000, the amortization of premiums paid on short-term investments of $77,000, a loss on the sale of property and equipment of $33,000, the amortization of debt discount related to the Proman note of $8,000 and a deferred tax benefit of $2,428,000. Changes in working capital used $1,560,000 of cash during the nine months ended September 30, 2015.

Net cash used in operating activities for the nine months ended September 30, 2014 was $3,702,000. We had a net loss of $1,692,000 during the nine months ended September 30, 2014, which was offset by non-cash depreciation and amortization of $315,000, stock-based compensation expense of $50,000, a deferred tax benefit of $1,130,000, the fair value of warrants issued in connection with our acquisition of NAPW of $139,000 and a decrease in the fair value of a warrant liability of $21,000. Changes in working capital used $1,449,000 of cash during the nine months ended September 30, 2014.

Net Cash Used in Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2015 was $3,910,000, consisting of $5,297,000 of proceeds from the maturities of short-term investments, offset by $925,000 from the purchase of short-term investments, $393,000 invested to develop technology, $54,000 in purchases of property and equipment and $15,000 of new security deposits.

Net cash used in investing activities for the nine months ended September 30, 2014 was $12,971,000, consisting of $15,525,000 from the purchase of short-term investments, $3,550,000 paid as partial consideration for the acquisition of NAPW, $125,000 invested in developed technology, $13,300 in purchases of property and equipment, offset by $6,243,000 of proceeds from the maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 was $2,658,000, consisting of $5,010,000 of proceeds from the sale of common stock and $225,000 of proceeds from the sale of over-allotment common stock to our underwriters, offset by $671,000 of costs related to the common stock offerings, $1,295,000 for the repayment of a note payable, $400,000 decrease in our merchant reserve, $196,000 for the repurchase of shares of vested restricted stock, and $15,000 for the payment of capital lease obligations.

Net cash used in financing activities during the nine months ended September 30, 2014 was $242,000, which included $447,000 decrease in merchant cash advances, $26,000 for the repurchase of Company stock and $5,000 for the payment of capital leases, offset by a $236,000 increase in our merchant reserve.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2015, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

However, during the third quarter of 2015, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the fiscal year ended December 31, 2014. Specifically, the Company continued implementing new policies to more fully segregate incompatible duties and enhance the overall internal control structure. Additional procedures were written supporting which functions employees with access to the general ledger system can access, which will provide additional internal control enhancements. As a result of the 2014 acquisitions of NAPW and Noble Voice, we continue to reallocate roles and responsibilities in order to improve our segregation of duties. In the third quarter of 2015 we made changes to our payroll processing procedures at PDN which improved segregation of duties and strengthened internal control over that function.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

NAPW, Inc., the Company’s wholly-owned subsidiary and successor by merger to NAPW’s predecessor company, is a defendant in the related cases of Constantino v. NAPW, Inc., No. 0000074/2013 (Sup. Ct., Nassau Co.), filed on January 3, 2013 in the County Court for Nassau County, New York, and DeLisi, et al. v. NAPW, Inc., No. 2:13-CV-05322 (E.D.N.Y.), filed on September 25, 2013 in federal court for the Eastern District of New York. These cases involved allegations of same-sex sexual harassment against a female manager by five female employees. The cases were settled in full on August 26, 2015, subject to confidentiality agreements. Under the terms of the settlement agreement, all parties executed releases and the cases were dismissed. The confidential settlement amount net of insurance proceeds did not have a material effect on the company’s results.

Noble Voice LLC, a wholly-owned subsidiary of the Company acquired in connection with the Global Outreach acquisition, is party to litigation captioned as Expand, Inc. v. Noble Voice LLC et al., CASE NO.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) on or about September 10, 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief. During the Third Quarter the parties met to discuss settlement of claims against the corporate defendants; negotiations that remain underway. The outcome of this lawsuit is uncertain, however, we believe that the claims asserted are without merit and we intend to aggressively defend against the claims.

The Company and its wholly-owned subsidiary, Noble Voice, LLC, are also parties to litigation captioned as Coleman v. Noble Voice, LLC, et al., CASE NO. 15-CV-6791 (N.D. Ill.), filed on August 17, 2015 in federal court for the Northern District of Illinois, pursuant to which a single consumer has alleged that Noble Voice violated the Telephone Consumer Protection Act (“TCPA”) by contacting him in contravention of that Act’s provisions.  The lawsuit was received and the Company filed its Answer during the third quarter.  While the case is in its preliminary stages and no discovery has commenced, the Company is confident in its TCPA compliance practices and, while the outcome of this lawsuit is uncertain, we believe that the claims asserted are without merit and we intend to aggressively defend against the claims.

The Company is a defendant in five other legal claims relating to employment related issues. We believe the claims are without merit and the results will not have a material adverse effect on the business.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	November 16th, 2015	By:	/s/ David Mecklenburger
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

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014)
10.1	Separation Agreement and Mutual Release of All Claims, dated as of July 16, 2015, between the Company and Matthew Proman
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002