Form 10-K
period 2015-12-31
Professional Diversity Network, Inc.
filed 2016-03-30
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:  001-35824
Professional Diversity Network, Inc.
(Exact name of registrant as specified in its charter)
Delaware	80-0900177
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 W. Adams Street, Suite 600, Chicago, Illinois 60607
(Address of Principal Executive Offices)
Telephone:  (312) 614-0950
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.01 par value per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐       No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐  No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,886,395 (based on a price per share of $2.07, the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).
There were 14,608,230 shares outstanding of the registrant’s common stock as of March 28, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2016 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2015, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

PROFESSIONAL DIVERSITY NETWORK, INC.

PART I

Unless we specify otherwise, all references in this annual report on Form 10-K (the “Annual Report”) to the “Company,” “we,” “ our ,” and “ us ” refer to Professional Diversity Network, Inc. and its consolidated subsidiaries.

ITEM 1 -     BUSINESS

Overview

The Company is a dynamic operator of professional networks with a focus on diversity.  We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification.  We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBT).  Our goal is (i) to assist our registered users and members in their efforts to connect with like-minded individuals, identify career opportunities within the network and (ii) connect members with prospective employers while helping the employers address their workforce diversity needs.  We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and clients.

Our Strategy

Our strategy encompasses the following key elements:

•	Grow and diversify our member and client base;

•	Maximize revenue through synergies among the segments;

•	Launch new products and services;

•	Streamline infrastructure to capture efficiency; and

•	Consolidate the online diversity recruitment market and maximize shareholder value through strategic acquisitions and organic growth.

Industry Overview

Ninety-four companies in the Fortune 100 feature diversity hiring on their online career centers.  The online diversity recruitment market is highly fragmented and is characterized by the following trends:

•
Acceptance and Growth of Online Recruitment and Advertisement.  Businesses now recognize and strive to take advantage of the socialization of the Internet for recruitment and for brand management, marketing and advertising.  Results of the Jobvite Recruiter Nation Survey 2015, Jobvite, Inc., an online professional network, indicate that 92% of recruiters use online social networking tools for recruitment and 56% have successfully hired through an online social networking website.  The market for advertising on online social networks in the United States is also expected to continue to grow rapidly. According to Statista Inc., a leading online statistics company, the advertising revenue of social networks worldwide amounted to $25.1 billion in 2015 and is projected to grow to $41 billion by 2017.

•
Regulatory Environment Favorable to Promoting Diversity in the Workplace.  In August 2011, President Obama signed Executive Order 13583 to establish a coordinated government-wide initiative to promote diversity and inclusion in the federal workforce.  This Executive Order requires companies considering contracting with the federal government to be prepared to demonstrate the diversity of their workforce.  Certain companies that have federal contracts are subject to this Executive Order.  In the public sector, the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandated that each of the eight U.S. financial agencies, including the Department of the Treasury, the Securities and Exchange Commission, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, and twelve Federal Reserve banks create Offices of Minority and Women Inclusion (“OMWI”) to be responsible for all agency matters relating to diversity in management, employment and business activities.  The OMWI monitor diversity within their ranks as well as within the pool of contractors who provide goods and services to the government. Previously, the Federal Reserve system and some of the agencies were essentially exempt from contract diversity efforts.

•
Growing Ethnic Diversity of the U.S. Population and Labor Force.  Multicultural groups are the fastest growing segment of the U.S. population.  Hispanics, African-Americans, Asian-Americans, and all other multiculturals were estimated by the U.S. Census Bureau to make up 38% of the U.S. population in 2014, with census projections showing that multicultural populations will become a numeric majority by 2044. According to the U.S. Census Bureau, 2014 National Projections, multicultural population is expected to increase 95% between 2014 and 2060.  In sheer numbers, Hispanic-Americans are expected to experience the most growth among diversity groups, growing from 17% of the total population in 2014 to 29% by 2060.  African-American population is expected to increase from 14% in 2014 to 18% in 2060, and Asian-American population from 6% in 2014 to 12% in 2060.  Not surprisingly, diversity recruitment is increasingly becoming a common, if not standard, business practice by major employers.  According to the Current Population Survey conducted by the Bureau of Census for the Bureau of Labor Statistics, of the 2015 annual average of approximately 149 million employees nationwide, approximately 47% were women and approximately 34% were Hispanic, African American or Asian American.  According to a job report on private sector hiring published by the U.S. Equal Employment Opportunity Commission in July 2015, the percentage of minority employment in the U.S. compared to overall employment grew from 11% in 1966 to 37% in 2014.  In the U.S., Hispanic-Americans had the fastest growth rate in the U.S. private sector, with employment of Hispanic-Americans increasing from 2.5% to 13.9% between 1966 and 2013.  The share of the labor force that is Hispanic-American is projected to increase from 16.3% in 2014 to 19.8% in 2024, according to the Bureau of Labor Statistics.

•
Demographic Trend Toward Women’s Career Advancement.  According to the U.S. Bureau of Labor Statistics, there were over 74 million women 16 years old and over in the workforce as of January 2016.  The number of women in the labor force is expected to increase to 77.2 million by 2024.  In 2015, women accounted for 52% of all workers employed in management, professional, and related occupations.  According to the Current Population Survey conducted by the Bureau of Census for the Bureau of Labor Statistics, in 2015 women also made up the majority of healthcare support occupations (87.6%) and healthcare practitioners and technical occupations (75.1%), the occupations expected to grow most rapidly between 2014 and 2024.

•
Rising Spending Power of Diverse Population.  According to Nielsen N.V., a global consumer research company, U.S. multicultural buying power is growing at an exponential rate versus total U.S. consumers, increasing from $661 billion in 1990 to $3.4 trillion in 2014. This represents a percentage increase of 415%, which more than doubled the total U.S. buying power increase of 204%.  The spending power of diverse groups is expected to continue to grow in the U.S., with the Hispanic market being the fastest growing according to the 2014 Multicultural Economy Report from the Selig Center for Economic Growth at The University of Georgia Terry College of Business (the “Selig Center”).  The Selig Center estimates that by 2019 Hispanics will account for 10.6% of total U.S. buying power.

•
Increasing Socialization of the Internet.  The Internet has revolutionized how information is created and communicated - a wealth of information is readily accessible by browsing the Internet anonymously.  However, we believe the social aspect of the Internet is emerging as an increasingly powerful influence on our lives.  While an individual’s interpersonal connections traditionally have not been visible to others, social and professional networking websites enable members to share, and thereby unlock, the value of their connections by making them visible.  Today, personal connections and other information, such as online social and professional networking websites, are increasingly becoming a powerful tool for a growing population of users to connect with one another.

Our Solutions

We operate in three business segments:  (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups, (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization, and (iii) Noble Voice operations (“Noble Voice”), a career consultation and lead generation service.  In 2015, our PDN Network, NAPW Network and Noble Voice businesses represented 8.8%, 66.6% and 24.6% of our revenues, respectively.

For financial information about our operating segments please see Note 16 of our Consolidated Financial Statements included in this Annual Report.

PDN Network

Recruitment Solutions.  The PDN Network consists of several online professional networking communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent.  We use the word “professional” to describe any person interested in the Company’s websites presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person.  Our networking communities harness our relationship recruitment methodology to facilitate and empower professional networking within common affinities.  We believe that those within a common affinity often are more aggressive in helping others within their affinity progress professionally.  We operate these relationship recruitment affinity groups within the following sectors:  Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career.

As of December 31, 2015, the Company had approximately 7,485,000 registered users.  We use the term “registered user” to describe a consumer who has affirmatively visited one of our properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs.  We expect that continued registered user growth of the PDN Network will enable us to further develop our list of online professional diversity networking and career placement solutions.  We currently provide access to our PDN Network websites to registered users at no cost.  We intend to introduce a premium paid membership across the PDN Network, similar to the premium paid membership currently offered by the NAPW Network. Merger with NAPW, Inc. in September 2014 (the “Merger”) allowed us to expand our talent pool by adding engaged professional women.  The same Hire AdvantEdge product that creates value for members by matching them with employers in a high touch manner provides employers with a very desirable candidate in an efficient, resourced and qualified manner.

We offer to large and medium employers seeking to diversify their employment ranks, and to third party recruiters (i) real-time solutions that deliver diverse talent, (ii) advertising and promotion of their job opportunities to our networks of diverse professionals and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”), including those of state and local governments.  Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values. We use sophisticated technology to deliver recruitment advertising using Internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites. As of December 31, 2015, we had over 440 companies utilizing our products and services.

Networking Events.  In addition to online networking, our registered users can participate in a number of local and national events held across the United States, including monthly NAPW local chapter meetings, business expos, charitable events and other events developed specifically to facilitate face-to-face networking with other professionals.  In 2015, we held over 20 Career Networking Conferences, including NAPW’s three-city National Networking Summit Series and two online career fairs for veterans and their spouses. We schedule NAPW Network events after PDN Career Networking Conferences in order to create opportunities for employers participating in the PDN Network events to receive exposure to more candidates.  In addition, we derive new members for both our PDN Network affinities and NAPW Network membership roll from participation in the events, promote retention among paying NAPW Network members and derive goodwill and positive publicity for our corporate brands.

Hire AdvantEdge.  In early 2015, we launched the new Hire AdvantEdge product which allows us to sell the qualified candidate lead referral to employers via an e-commerce model.  Hire AdvantEdge is a data-driven product, which matches registered users with jobs offered by our employment partners, qualifies those registered users for our partners’ jobs, secures an indication of interest, and directly provides our partner with the registered user’s information or submits an application on behalf of the registered user to our partner’s recruitment system.  This allows us to deliver to recruiters qualified candidates in an efficient manner with very little lag in time.  Hire AdvantEdge was made possible by the combination of Noble Voice’s current interaction with job seekers, its technology and Professional Diversity Network’s relationships with employers who desire to recruit qualified diverse talent.  The PDN Network Hire AdvantEdge product delivers enhanced membership value to those registered users seeking to reenter the workforce or to upgrade their professional employment condition.  This benefit comes at no additional cost to members, reinforcing the membership value proposition and creating long-term value.  In 2016, we plan to enhance the Hire AdvantEdge product with a licensed recruitment platform, a cloud based software system that will access Hire AdvantEdge from our business partners’ desktops.  This Hire AdvantEdge license will enable recruiters to post jobs directly and to search the PDN Network database.  They will also be able to enhance their recruitment opportunities with both an assessment and the ability to process applicants through their internal applicant tracking systems.

PDN(Hired).  During 2015 we also launched our PDN(Hired) product, which uses matching and targeting technology to match members with our partners on a renewing license basis, designed to provide the Company with increasing residual income as we add new partners and sell additional licenses. Though in its early stages, the PDN(Hired) product is a significant step towards increasing online sales in a scalable and residual manner.

NAPW Network

The NAPW Network is a professional networking organization for women, with approximately 850,000 paid and unpaid members as of December 31, 2015.  We use the term “member” to describe a consumer who has viewed our marketing material, opted into membership with the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator.  We believe NAPW Network is the most prominent women-only professional networking organization in the United States.  Members of the NAPW Network enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments.  We acquired the NAPW Network in September 2014 through a merger of NAPW, Inc., a New York corporation (“Old NAPW”) with and into NAPW Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (the “Merger Sub”).  Pursuant to an Agreement and Plan of Merger, between the Merger Sub, the Old NAPW and Matthew B. Proman, the sole shareholder of Old NAPW, dated July 11, 2014 (the “Merger Agreement”), upon the closing of the Merger, the Old NAPW ceased to exist and the Merger Sub continued as the surviving corporation and was renamed “NAPW, Inc.”

We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at nearly 200 local chapters across the United States.  PDN Network products and services are being deployed to provide enhanced value to the NAPW membership experience, which we believe will be an important component in increasing both the number of new memberships and renewals of existing memberships.

Professional Identity Management.  Through the NAPW Network website, NAPW Network members are able to create, manage and share their professional identity online and promote themselves and their businesses.  NAPW Network members can also promote their career achievements and their businesses through placement on the NAPW Network website’s home page, in proprietary press releases, in the online Member Marketplace and in monthly newsletter publications.  In addition, the PDN Network provides members with direct access to employers seeking to hire professional women at a high level of connectivity and efficiency.  The Merger has enabled us to match members with our employment partners and then converse with the member to confirm such member’s desire to take the position to which we matched them, confirm that member is qualified for the position and directly notify the employer about a member that we have qualified and confirmed has competed an application within the employer’s recruitment system.  In addition to Hire AdvantEdge and PDN(Hired), PDN Network provides alternative values to NAPW Network members who are employed or are seeking employment, including, but not limited to, our patented resume optimizing service (Resunate), our semantic search job alerts and a new professional networking platform based upon PDN Network’s core networking technology.  For those members who are self-employed, PDN Network has launched a “NAPW Certified Women-Owned Business” program that includes an online marketplace for companies to source services from an NAPW Certified Women-Owned Business.

Networking Events.  Historically, NAPW Network’s offline networking opportunities included monthly local chapter events and a National Networking Conference NAPW sponsored.  In 2015, we sponsored a three-city National Networking Summit Series, with events in Chicago and Los Angeles and a New York event.  Additionally, the Company held more than 20 other professional networking events nationwide, in conjunction with PDN Network’s Career Networking Conferences.  In the next few years, we expect to continue to leverage the existing PDN Network events platform to host NAPW networking events in major markets around the nation.  Because PDN Network networking career events are already being conducted we have the ability to add an additional event for NAPW at the same venue, one hour after the PDN Network event ends, at a substantially lower cost compared to hosting a stand-alone NAPW event.  Employers who sponsor the PDN Network career networking events will have the opportunity to participate in the NAPW event and meet with members to discuss employment opportunities in what we believe is an inviting and upscale networking environment.  We believe that providing the opportunity for NAPW Registered Users to meet, outside of the monthly local chapter events and the single national event, will add value to all NAPW Registered Users through allowing them to attend any or all of our PDN Network events.  Non-members may also attend, subject to certain restrictions.

Access to Knowledge.  In addition to networking and promotional opportunities, NAPW Network also provides to its members the ability to further develop their skills and expand their knowledge base through monthly newsletters, online and in-person seminars, webinars and certification courses.

Upgraded Memberships and Ancillary Products.  Upgraded packages include the VIP membership, which includes additional promotional and publicity tools as well as free access for the member and a guest to the National Networking Summits and continuing education programs; the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence; and the registry product, which allows members to create a durable, historical record chronicling their career achievements.

Partner Discounts.  We also offer to NAPW Network members exclusive discounts on third-party products and services.

Noble Voice

The Noble Voice call centers qualify callers for real-time job placement.  The Noble Voice division typically conducts over 25,000 career consultations per week. We monetize these consultations by using proprietary technology to drive inexpensive online traffic to our offline call centers and generating value-added leads, which we sell to strategic partners who provide continuing education and career services.  Noble Voice maintains a sophisticated Customer Relations Management database and interface (“CRM”) and marketing controls, and is able to efficiently manage the number of consultations to match demand. We have leveraged Noble Voice’s technology to roll out our Hire AdvantEdge product and an upgraded CRM for use by the NAPW Network across all aspects of its operations. Noble Voice’s technology also allowed us to improve our methods of communication for lead-generation, deliver upgraded benefits to our NAPW Network members, PDN Network registered users and our clients through their client portal, launch NAPW Network’s new website, drive a significant increase in web traffic and time on site and greatly increase the rate of new user registrations on our online properties.

We acquired the assets that now constitute Noble Voice from Global Outreach Ventures, Inc. (“Global Outreach”), a career consultation company in November 2014.  The acquired assets consisted of two subsidiaries, Noble Voice LLC and Compliant Lead LLC, which together employ approximately 200 full and part-time employees located in Darien, Illinois.  As the result of the acquisition, Noble Voice LLC and Compliant Lead LLC became wholly-owned subsidiaries of the Company, and the Company issued 300,000 shares to the owners of Global Outreach and paid a promissory note in the amount of $1,294,753 during the 12 months following acquisition based upon collected accounts receivable and assumed accounts payable included among these assets.

Sales, Marketing and Customer Support

Sales and Marketing

We sell NAPW Network membership subscriptions offline through our NAPW Network sales force, which currently includes 57 sales professionals.  We developed a secure, work-from-home technology along with a training and supervision platform aimed at reducing the overhead costs, increasing per-representative profitability, and offering our sales professionals flexible working arrangements.  We currently have 10 sales representatives selling upgraded memberships and ancillary products. We believe that we maintained high visibility for the NAPW Network during 2015 through its 1.3 billion advertisements served online, in-person impressions through its live networking activities and interactions via its online properties and social media accounts.

Our sales resources for recruitment and recruitment advertising products and services include a sales force, third-party strategic partners who deliver employers with demand for our products, and technology, which facilitates e-commerce transactions. We market directly to employers and third-party recruiters. Our sales team uses a combination of telephone, email and face-to-face marketing, including personal visits to companies or their recruitment agencies, as well as appearances at industry and trade group events where diversity recruitment recruiters are in attendance. We have also formed strategic alliances with parties who are able to help extend our organic reach. In addition, we are developing purely online marketing channels to bring recruiters to us in bulk and use products based on a matching and targeting technology to facilitate sales. Our recruitment and recruitment advertising sales force is divided between three groups: (i) the “table-setters,” who are responsible for setting up first meetings with prospect companies, (ii) the career sales professionals, who conduct the first meeting and mature the conversation to a successful conclusion, and (iii) sales professionals who provide ongoing account management and are responsible for successful client renewals. We have specialty units within our sales force dedicated to serving: (i) federal, state and local governments and companies and contractors who serve these governmental entities, (ii) small and medium sized businesses as defined by companies with less than 2,500 employees and (iii) large enterprises with greater than 2,500 employees.

Customer Support, Compliance and Testing

In addition to our sales professionals, we also employ support teams to provide customer support, compliance and testing. Our customer support teams, located in our Garden City, NY and Darien, IL offices, work together to improve engagement with our members and to ensure a high degree of member satisfaction and retention. Our compliance team focuses on ensuring the integrity of the NAPW Network sales process. The team works closely with customer support and sales management to ensure that sales are conducted in an ethical manner and to identify sales representatives who would benefit from enhanced training. Our testing team consists of representatives who work with our Development and Executive teams to identify new lead-generation, sales and membership product opportunities, and to test those as well as new approaches to our current sales.

Our Strengths

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

•
Relationships with Professional Organizations.  Our team has experience working with multicultural professional organizations.  We partner with a number of leading minority professional organizations, including:

-	National Urban League;

-	Latinos in Information Science and Technology (LISTA);

-	National Association of Hispanic Journalists (NAHJ);

-	National Association for the Advancement of Colored People (NAACP);

-	Women in Biology; and

-	National Hispanic Sales Network.

•
Customized Technology Platform.  Our technology platform has been custom-designed and built to facilitate networking engagement, job searching, real-time job qualification and matching, and text-based communications.

We believe that the following elements give us a competitive advantage with respect to the NAPW Network:

•
Exclusive Focus on Professional Women.  As a result of NAPW Network’s exclusive focus on professional women, we believe that through NAPW Network we provide a unique, secure and less intimidating environment within which our members can successfully network and establish new and lasting business relationships.

•
Attractive Industry Demographic Trends.  Favorable demographic trends regarding women’s participation in the labor force will further the growth in NAPW Network’s membership base and we have first-mover advantage with respect to generalized professional networking for women.

•
Large, growing and diverse national membership base.  We believe that NAPW Network is the largest women-only networking organization in the United States by number of members, with approximately 850,000 members located in all 50 states, Puerto Rico and the U.S. Virgin Islands.  The membership base of the NAPW Network is diverse in terms of ethnicity, age, income, experience, industry and occupation.  It includes members from small and large corporations, as well as entrepreneurs and business owners.  We believe the diversity of the NAPW Network membership base is a key component of its value.

•
Comprehensive Product and Service Offerings to Deliver Value to Members.  We believe that our comprehensive product offerings provide women valuable tools to help them advance their careers and expand their businesses.  Through networking opportunities online and at local chapter events in their communities, regional events and the NAPW Network national Networking Conference, discounts provided on seminars, webinars and educational certification courses, and opportunities to promote themselves and their businesses, NAPW members are provided the opportunities and tools for their professional development.

•
Business Model with Efficient Member Acquisition and Recurring Cash Flow.  We believe that NAPW Network’s direct marketing lead generation efforts, which utilize both direct mail and digital strategies, are among the most efficient in the industry as measured by our internal response and click-through rates.  This efficiency, combined with our effective call center operations, results in what we believe to be our market leading members acquisition process and direct variable contribution.  Further, NAPW Network memberships renew annually, providing a valuable recurring stream of cash flow.

Strategic Alliances

We consider our partner alliances to be a key value to our clients because it enables us to expand our job distribution and outreach efforts.  We continue to expand our relationships with key strategic partners that we believe are valuable to our core clients.  We currently maintain relationships with the following key strategic partner organizations:

•	Black Data Processing Association;

•	Black Sales Journal;

•	DisabledPersons.com, a leading not-for-profit organization serving employment needs of people with disabilities;

•	Ebony Magazine;

•	The Grio and the National Association of Women MBAs;

•	Hispanic Alliance for Career Enhancement;

•	Illinois Hispanic Nursing Association;

•	IT Diversity Careers;

•	Leave No Veteran Behind;

•	National Able Veterans Exchange;

•	National Association of African Americans in Human Resources;

•	The National Association for the Advancement of Colored People (NAACP);

•	The National Urban League;

•	VetJobs;

•	Wall Street Warfighters; and

•	Women in Biology.

Operations

Our headquarters is located in Chicago, Illinois, and houses our CEO and CFO, as well as many of our sales, marketing and IT personnel.  We also have an office in Minnetonka, MN where our telesales team for our Events business is located. Websites for the PDN Network are hosted by Engine Yard based in San Francisco, California.  Engine Yard provides a robust and easy platform for our hosting needs, allowing us to scale up resources to meet our peak needs.  It also allows us to quickly and easily deploy website updates.  Our websites have backup and contingency plans in place in the event that an unexpected circumstance occurs.

Membership service operations for the NAPW Network are located in Garden City, New York.  NAPW Network’s publication operations are also based in Garden City, New York.

Noble Voice maintains a call center and has telesales agents in Darien, Illinois.

Intellectual Property

To protect our intellectual property rights, we rely on a combination of federal, state and common law rights, as well as contractual restrictions.  We rely on trade secret, copyright and trademark rights to protect our intellectual property.  We pursue the registration of our domain names and trademarks in the United States.  Our registered trademarks in the United States include the “iHispano” mark with stylized logo, the “Black Career Network” mark with stylized logo, the “Professional Diversity Network” mark with our tagline “the power of millions for the benefit of one,” the name “National Association of Professional Women” and “NAPW,” and the taglines “Power to Be You,” and “Endless Opportunities,” as well as others.  We also own the copyrights to certain articles in NAPW publications.  We strive to exert control over access to our intellectual property and customized technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties in the ordinary course of our business.

Our efforts to protect our proprietary rights may not be successful.  Any significant impairment of our intellectual property rights could adversely impact our business or our ability to compete.  In addition, protecting our intellectual property rights is costly and time-consuming.  Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and adversely affect our operating results.

Other companies in the Internet, social media, technology and other industries own patents, copyrights and trademarks, and we expect that from time to time they may request license agreements, threaten litigation or file suits against us for alleged infringements or other violations of intellectual property rights.

Competition

We face significant competition in all aspects of our business.  Specifically, with respect to our members and our recruitment consumer advertising and marketing solutions, we compete with existing general market online professional networking websites, such as LinkedIn and Monster Worldwide, Inc., as well as ethnic minority focused social networking websites, such as Black Planet and MiGente, and other companies such as Facebook, Google, Microsoft and Twitter that are developing or could develop competing solutions.  We also generally compete with online and offline enterprises, including newspapers, television and direct mail marketers that generate revenue from recruiters, advertisers and marketers, and professional organizations.  With respect to our hiring solutions, we also compete with traditional online recruiting companies such as Career Builder, talent management companies such as Taleo, and traditional recruiting firms.

Larger, more well-established companies may focus on professional networking and could directly compete with us.  Other companies might also launch new competing services that we do not offer.  Nevertheless, we believe that our focus on diverse online professional networking communities and the number of registered users or members, as the case may be, overall and within each affinity that we serve, are competitive strengths in our market.

Government Regulation

We are subject to a number of federal, state and foreign laws and regulations that affect companies conducting business on the Internet.  These laws are still evolving and could be amended or interpreted in ways that could be detrimental to our business.  In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the advertisements posted or the content provided by users.  Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could materially harm our business.  In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

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

Employees

As of December 31, 2015, we had a total of 355 employees, of which 182 were full time employees.  We also regularly engage independent contractors to perform various services.  None of our employees are covered by a collective bargaining agreement.  We believe that we have good relationships with our employees.

Corporate History

We were incorporated in Illinois in October 2003 under the name of IH Acquisition, LLC and changed our name to iHispano.com LLC in February 2004.  In 2007, we changed our business platform and implemented technology to become the operator of communities of professional networking sites for diverse professionals.  In March 2012, we changed our name to Professional Diversity Network, LLC.  In March 2013, we completed our initial public offering and converted from an LLC into a Delaware corporation.  Our principal executive offices are located at 801 W. Adams Street, Suite 600, Chicago, Illinois, 60607 and our telephone number is (312) 614-0950.  Our website address is www.prodivnet.com.  References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as an incorporation by reference of the information contained on, or available through, the website.  Therefore, such information should not be considered part of this report.

ITEM 1A -   RISK FACTORS

Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our consolidated financial statements and related notes, before making an investment in our common stock.  If any of the following risks are realized, our business, results of operations, cash flows and financial condition could be materially and adversely affected.  In that event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Financial Condition

We have incurred net losses, our liquidity has been significantly reduced and we could continue to incur losses and negative cash flow in the future.

We recorded net loss of approximately $35.8 million for the year ended December 31, 2015 and $3.7 million for the year ended December 31, 2014.  Although our revenue grew from $11.6 million to $38.6 million during 2015, our costs and expenses also increased from $17.2 million to $72.5 million, and as a result our losses from operations increased from $5.6 million to $33.9 million during 2015, which included $25.1 million of impairment expense.  In addition, we used $6.2 million in cash flow from operations during the year ended December 31, 2015.  We will need to generate increased revenues and/or substantially cut costs to achieve profitability and positive cash flow from operations.  Despite our efforts, including our cost-cutting program, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

The continuation of our business depends upon additional financial support, and if we are unable to borrow under our Credit Agreement,  we may not be able to obtain other financing on terms satisfactory to us, when necessary or at all, which could materially and adversely affect our business and results of operations.

Based on the fact that we used $6.2 million in cash flow from operations during the year ended December 31, 2015, the continuation of our business is dependent upon additional financial support. On March 30, 2016, we entered into a Master Credit Facility Agreement (the “Credit Agreement”) with White Winston Select Asset Funds, LLC (“White Winston”). The Credit Agreement provides for a revolving credit facility (the “Facility”) in the principal amount up to the lesser of $5,000,000 or 75% of the outstanding balance of eligible customer receivables. Borrowings under the Credit Agreement bear interest at 8% per annum. We expect to close the transaction in April 2016 upon receipt of required regulatory approvals.

Upon closing of the Credit Agreement we expect to borrow an aggregate amount of $2,000,000 under the Credit Agreement. Our ability to borrow additional amounts under the Credit Agreement will be dependent on us having sufficient eligible customer receivables. If we are unable to borrow under the Credit Agreement, based on our current financial condition, we may not be able to obtain other financing on the terms satisfactory to us, when necessary, or at all.  If we are unable to obtain third party financing, we will be required to pursue one or more alternative strategies, such as seeking additional equity capital, reducing operations, or liquidating assets. Any such actions could adversely affect our financial condition and the value of our common stock.

Substantially all of our consolidated assets will be pledged to secure our outstanding indebtedness under the Credit Agreement.

Our obligations under the Credit Agreement will be secured by a first priority lien in all our consolidated tangible and intangible assets, including all receivables from the operations of our business and all of the outstanding ownership interests in each of the Company’s direct and indirect subsidiaries. Upon closing, there will be $2,000,000 outstanding under our Credit Agreement. If an event of default occurs under the Credit Agreement, the lender could declare our entire indebtedness under the Credit Agreement immediately due and payable and, if we do not have sufficient funds to repay the indebtedness, liquidate our assets to pay off the amounts owed. If any of our assets were to be liquidated, our business could be materially and adversely affected.

Restrictions in our revolving credit facility may limit our ability to take advantage of business, strategic or financing opportunities.

Our Credit Agreement contains restrictive covenants that, among other things and subject to certain exceptions, limit our ability to:

•	incur additional indebtedness;

•	create or permit liens on assets;

•	make acquisitions;

•	engage in mergers or consolidations;

•	enter into affiliate transactions; and

•	pay dividends or repurchase stock.

Compliance with these covenants may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.  In addition, the Credit Agreement contains a covenant requiring the Company to maintain at the end of each semi-annual fiscal period commencing with the period ending December 31, 2016, a minimum current ratio (as defined in the Credit Agreement) of not less than 1.4 to 1. Our ability to meet this financial ratio and comply with these covenants can be affected by events beyond our control, and we may not be able to do so. If we breach any of the covenants under Credit Agreement and do not obtain appropriate waivers, our outstanding indebtedness thereunder could be declared immediately due and payable.

White Winston may have significant influence over our business, including due to its right to designate three of nine nominees for election to our Board of Directors, and White Winston’s interests may differ from the interests of our other stockholders.

Upon closing of the Credit Agreement, we will issue to White Winston (i) a warrant (the “Fixed $0.25 Warrant”) to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.25 per share, (ii) a warrant (the “Pro Rata Warrant”) to purchase up to 1,750,000 shares of our common stock with an exercise price of $0.25 per share, and (iii) a warrant (the “Fixed $2.50 Warrant,” and together with the Fixed $0.25 Warrant and the Pro Rata Warrant, the “Warrants”) to purchase up to up to a 1,000,000 shares of our common stock with an exercise price of $2.50 per share, each exercisable for 5 years from the date of issuance. Upon closing of the Credit Agreement and for so long as White Winston beneficially owns more than 10% of our outstanding common stock, White Winston will have the right to designate three nominees for election to our Board of Directors. As a result, White Winston may have significant influence over our business. White Winston’s interests may differ from the interests of our other stockholders.

Furthermore, White Winston will have a contractual right to maintain the percentage of its ownership in our Company. Therefore, while other holders of our common stock would risk suffering dilution of their ownership interest in connection with a new issuance of securities by us, White Winston would have the opportunity to avoid such dilution.

The NASDAQ Capital Market may delist our common stock from quotation on its exchange, which would to reduce the liquidity and market price of our common stock.

In October 2015, we received a deficiency notice from NASDAQ stating that for the last 30 consecutive days we had not met the minimum bid price requirement of $1.00 per share, as required by the NASDAQ Listing Rules.  We have 180 calendar days, or until April 13, 2016, to regain compliance.  If we fail to regain compliance by April 13, 2016, NASDAQ may afford us a second 180 calendar day period to regain compliance provided that, on April 13, 2016, the Company meets the continued listing requirement for market value of publicly held shares and all other initial NASDAQ listing standards, with the exception of the minimum bid price requirement.  To be eligible for the second compliance period, the Company would need to provide written notice to NASDAQ of its intention to cure the deficiency during such period.  We intend to provide to NASDAQ the written notice stating our intention to cure the deficiency during the second compliance period.  If we fail to regain compliance during the second compliance period, our common stock will be subject to delisting by NASDAQ.

If NASDAQ delists our common stock from trading on its exchange, it would have a negative effect on the value of our common stock and would impair your ability to sell or purchase our stock when you wish to do so.  In case of delisting, we could also face significant material adverse consequences including:

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

The market for online professional networks is highly competitive, and if we are unable to compete effectively our sales and results of operations will suffer.

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

In order to grow the NAPW Network, we must continually attract new members to the NAPW Network, sell additional product and service offerings to existing NAPW Network members and reduce the level of non-renewals.  Our ability to do so depends in large part on the success of our sales and marketing efforts.  We do not typically enter into long-term contracts with NAPW Network members, and even when we do, the members can generally terminate their relationship with us.  Further, unlike companies with different business models, the nature of our product and service offerings is such that members may decide to terminate or not renew their agreements without causing significant disruptions to their own businesses.

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

Our revenue has been more volatile due to a loss of our two major customers in 2014, and if we are unable to replace the revenue from those customers, our operating results will be materially and adversely affected.

Historically, our revenues were highly dependent on Apollo Education Group, Inc. (“Apollo Group”) and LinkedIn Corporation (“LinkedIn”), our two former major customers.  These customers in the aggregate accounted for 14.0% and 85.2% of our total revenues for the years ended December 31, 2014 and 2013, respectively. Both Apollo Group and LinkedIn terminated their agreements with the Company effective in 2014.  Under our agreement with Apollo Group, we received a fixed monthly fee of $116,667 and under our agreement with LinkedIn we received fixed quarterly payments of $500,000 per quarter.  Following the termination of our agreements with Apollo Group and LinkedIn, our revenues became more volatile because we became more dependent on our direct sales, monetizing Noble Voice career consultations and NAPW Network membership fees for revenue, which are subject to variations unlike the fixed fees that we used to get from LinkedIn and Apollo Group.  It is uncertain when, and to what degree, we would be able to replace the revenues we had received from LinkedIn and Apollo Group under the terminated agreements.  Failure to replace the $500,000 per quarter and $116,667 per month decrease in revenue we received from LinkedIn and Apollo Group, respectively, would materially and adversely affect our business and operating results.

We may not be able to successfully identify and complete sufficient acquisitions to meet our growth strategy, and even if we are able to do so, we may not realize the anticipated benefits of these acquisitions.

Part of our growth strategy is to acquire companies that we believe will add to and/or expand our service offerings.

Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or complete acquisitions in a timely manner, on a cost-effective basis or at all.  Even if we complete an acquisition, we may not realize the anticipated benefits of such acquisition.  Actual cost savings and synergies which may be achieved from an acquired entity may be lower than expected and may take a longer time to achieve than we anticipate.  Our acquisitions have previously required, and any similar future transactions may also require, significant efforts and expenditures, in particular with respect to integrating the acquired business with our historical business.  For example, we now face significant challenges in consolidating the functions of the NAPW Network and Noble Voice which we acquired in 2014 with our PDN Network.  We may encounter unexpected difficulties, or incur unexpected costs, in connection with acquisition activities and integration efforts, which include:

•	conflicts and inconsistencies in information technology and infrastructures;
•	inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between us and an acquired entity;
•	difficulties in the retention of existing customers and attraction of new customers;
•	overlap of users and members of an acquired entity and one of our websites;
•	difficulties in retaining key employees;
•	the identification and elimination of redundant and underperforming operations and assets;
•	diversion of management’s attention from ongoing business concerns;
•	the possibility of tax costs or inefficiencies associated with the integration of the operations; and
•	loss of customer goodwill.

If we fail to successfully complete the integration of an acquired entity, or to realize the anticipated benefits of the integration of an acquired entity, or financial condition and results of operations could be materially and adversely affected.

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

Our direct sales strategy, which requires personal interaction with employers and third party recruiters, may limit our ability to grow recruitment revenue and recruitment advertising revenue.

As part of our strategy to market our products and services directly to employers and third party recruiters, we rely on our direct sales force for recruitment revenue and recruitment advertising revenue.  We currently employ professionals in sales, sales support and marketing who are trained in selling our products and services.  Since its creation in 2013, we have been optimizing the direct sales team and refining the manner in which our products and services are sold.  While the Company made progress in growing its direct sales, we have not matured the sales force to the point of predictability, nor have we sold enough services to achieve profitability.  There is no assurance that our direct sales strategy we will yield sufficient recruitment revenue and recruitment advertising revenue in the future.

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

Our systems are vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks and similar events.  For systems which are not based in cloud storage, we have implemented a disaster recovery program, maintained by a third party vendor, which allows us to move production to a back-up data center in the event of a catastrophe.  Although this program is functional, it does not yet provide a real-time back-up data center, so if our primary data center shuts down, there will be a period of time that such website will remain shut down while the transition to the back-up data center takes place.  Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services.  Although we carry cyber security insurance our claims may exceed the insurance coverage, and we may not be fully compensated by third party insurers in the event of service interruption or cyber-attack. Furthermore, our business may never recover from such an event.

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

We recognize revenue from sales of our hiring solutions over the life of a contract (typically 12 months) beginning the first month after the contract is signed.  As a result, a significant portion of the revenue we report in each quarter is generated from agreements entered into during previous quarters.  In addition, we may be unable to adjust our fixed costs in response to reduced revenue.  Accordingly, the effect of significant declines in our ability to generate revenue may not be reflected in our short-term results of operations.

The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users.

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

Our growth strategy may fail as a result of changing social trends.

Our business is dependent on the continuity of certain social trends, such as the increasing socialization of the Internet, the demographic trend towards women’s career advancement, the growing ethnic diversity of the United States population and labor force, a regulatory environment that promotes diversity in the workplace, the growing ethnic population’s spending power and the acceptance and growth of online recruitment and advertising.  Some or all of these trends may change overtime.  For example, increased privacy concerns may jeopardize the growth of online social and professional network websites.  Furthermore, it is possible that people may not want to identify in online social or professional networks with a focus on diversity at all.  Or alternatively, people who belong to more than one diversity group (such as Hispanic-American females, among others) may not be drawn to our websites, which singularly focus on one specific diversity group.  Our strategy may fail as a result of these changing social trends, and if we do not timely adjust our strategy to adapt to changing social trends, we will lose members, and our business, operating results and financial condition would be materially and adversely affected.

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

If our member profiles are out-of-date, inaccurate or lack the information that users and customers want to see, we may not be able to realize the full potential of our networks, which could adversely impact our future growth.

We do not impose any selective or qualification criteria on membership and do not verify that any member of a particular Company website qualifies as a member of the ethnic, cultural or other group identified by that website.  If our members do not update their information or provide accurate and complete information when they join our networks or do not establish sufficient connections, the value of our networks may be negatively impacted because our value proposition as diversity professional networks and as a source of accurate and comprehensive data will be weakened.  For example, our hiring solutions customers may find that certain members misidentify their ethnic, national, cultural, racial, religious or gender classification, which could result in mismatches that erode customer confidence in our solutions.  Similarly, incomplete or outdated member information would diminish the ability of our marketing solutions customers to reach their target audiences and our ability to provide research data to our customers.  Therefore, we must provide features and products that demonstrate the value of our networks to our members and motivate them to add additional, timely and accurate information to their profile and our networks.  If we fail to successfully motivate our members to do so, our business, operating results and financial condition could be materially and adversely affected.

Our business depends on strong brands, and any failure to maintain, protect and enhance our brands would hurt our ability to retain or expand our base of members, enterprises and professional organizations, or our ability to increase their level of engagement.

We have developed strong brands, particularly “iHispano” and “Black Career Network,” which we believe have contributed significantly in the success of our business.  Additionally, we believe that Old NAPW developed a strong and trusted brand for the NAPW Network that we believe contributed significantly to the success of the NAPW Network prior to the Merger.  That brand is predicated on the idea that professional women will trust it and find immense value in building and maintaining their professional identities and reputations on the NAPW Network platform.  Maintaining, protecting and enhancing all of our brands is critical to expanding the base of members for the NAPW Network and PDN Network and increasing their engagement with the product and services offerings of the Company, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality offerings, which we may not do successfully in the future.  Despite our efforts to protect our brands and prevent their misuse, if others misuse any of our brands or pass themselves off as being endorsed or affiliated with the NAPW Network or the PDN Network, it could harm our reputation and our business could suffer.  If members of any of our networks or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for the NAPW Network or the PDN Network, or if they choose to blend their professional and social networking activities, our brands and the business of the Company could be harmed.  Members of any of our networks could find that new product or service offerings that are introduced are difficult to use or may feel that they degrade their experience with our organization, which could harm the reputation of the networks and the Company for delivering high-quality offerings.  Our brands are also important in attracting and maintaining high performing employees.  If we do not successfully maintain strong and trusted brands for our networks, our business can be materially and adversely affected.

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

Litigation may be necessary to enforce our intellectual property rights or determine the validity and scope of proprietary rights claimed by others.  Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business and operating results.  We may incur significant costs in enforcing our trademarks against those who attempt to imitate our brands.  If we fail to maintain, protect and enhance our intellectual property rights, our business and financial condition could be materially and adversely affected.

We process, store and use personal information and other data, which subjects us to governmental regulation, enforcement actions and other legal obligations or liability related to data privacy and security, and our actual or perceived failure to comply with such obligations could materially and adversely affect our business.

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

We are subject to a variety of laws and regulations in the United States, including laws regarding data retention, privacy and consumer protection, which are continually evolving and developing.  The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting.  For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users.  In addition, regulatory authorities are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business.  It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.  See the discussion included in “Business – Government Regulation” beginning on page 10 of this Annual Report.

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

From time to time, we may face claims against companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license.  These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our solutions, any of which could have a negative effect on our business and operating results.

Our success depends in large part upon our management and key personnel.  Our inability to attract and retain these individuals could materially and adversely affect our business, results of operations and financial condition.

We are highly dependent on our management and other key employees.  The skills, knowledge and experience of our management team, are critical to the growth of our business.  In particular, Ms. Star Jones, our President, provides significant leadership in the professional women’s networking space that no other officer of the Company possesses.  Our future performance will be dependent upon the continued successful service of members of our management and key employees.  We do not maintain life insurance for any of the members of our management team or other key personnel.  Competition for management in our industry is intense, and although we have entered into employment agreements with certain members of our management team, we may not be able to retain our management and key personnel or attract and retain new management and key personnel in the future, which could materially and adversely affect our business, results of operations and financial condition.

We have recently recorded impairment charges and may record additional impairment charges in future periods if we are required to record additional impairment charges with respect to our goodwill and identifiable intangible assets, our financial condition and operating results may be materially and adversely affected.

We recorded an impairment charge of $25,113,000 with respect to NAPW Network’s and PDN Network’s goodwill during the year ended December 31, 2015. Under GAAP, the Merger with Old NAPW was accounted for under the acquisition method of accounting as a purchase by the Company of Old NAPW.  Under the acquisition method of accounting, the total implied purchase price paid for Old NAPW in the Merger was allocated to Old NAPW’s tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the Merger.  The excess of the purchase price over those fair values was recorded as goodwill.  The Merger has resulted in the creation of goodwill based upon the application of acquisition accounting.  To the extent the value of goodwill or identifiable intangible assets become impaired, the Company may be required to incur material non-cash charges relating to such impairment.  Goodwill and identifiable intangible assets are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Additionally, such assets subject to an impairment test at least annually.  Indicators such as underperformance relative to historical or projected future operating results, changes in the Company’s strategy for its overall business or use of acquired assets, unexpected negative industry or economic trends, decreased market capitalization relative to net book values, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.  We may be required to record additional impairment charges if our goodwill or other intangible assets become further impaired.  Impairment charges have had a material adverse impact on our operating results this year. Such impairment charges could have a material adverse impact on our operating results.

Risks Related to Our Common Stock

Our significant stockholder and our directors and executive officers have substantial control over the Company and could limit your ability to influence the outcome of key transactions, including changes of control.

Matthew Proman the founder of NAPW Inc. and our former Chief Operating Officer, beneficially owned approximately 34.8% of our common stock as of March 30, 2016. As a result of his ownership Mr. Proman is able to influence significantly all matters requiring approval by our stockholders, including the election of directors.  In addition, our directors and executive officers and their affiliated entities, in the aggregate, beneficially own approximately 16.5% of our outstanding common stock.  Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.  These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests.  The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may affect the market price of our common stock.  This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and therefore will adversely affect liquidity in the trading of our common stock.  This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile.  Since shares of our common stock were sold in our initial public offering at a price of $8.00 per share, our stock price has ranged from $0.19 to $8.20 through March 30, 2016.  In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the stock market, including as a result of trends in the economy as a whole or relating to companies in our industry;

•	actual or anticipated fluctuations in our revenue, operating results or key metrics, including our number of members and unique visitors;

•	investor sentiment with respect to our competitors, our business partners and our industry in general;

•	announcements by us or our competitors of significant products or features, technical innovations, strategic partnerships, joint ventures or acquisitions;

•	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales; and

•	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

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

The eventual public resale by the former sole shareholder of Old NAPW and certain executive officers of Old NAPW of our common stock received in the Merger could have a negative effect on the trading price of the our common stock.

In the Merger, we issued 6,309,845 shares of the Company’s common stock, including 5,110,975 shares (the “Proman Block”) to Mr. Matthew Proman, the sole shareholder of Old NAPW, and 1,198,870 to certain executive officers of Old NAPW.  None of these shares were registered under the Securities Act of 1933. These shares can only be resold pursuant to a separate registration statement or an applicable exemption from registration (under both federal and state securities laws).  However, pursuant to the terms of the registration rights agreement, we filed a shelf registration statement on Form S-3 with the SEC to register such shares for sale in secondary public offerings by the holders of the shares.  We are required to keep this registration statement effective for the earlier of three years or until each recipient of shares in the Merger has sold all of his or her shares.

Pursuant to the terms of the Separation Agreement entered into between the Company and Mr. Proman in connection with Mr. Proman’s resignation from his executive officer positions with the Company in July 2015, the Company will also register on any shelf registration statement under the Securities Act filed by the Company upon the expiration of the currently effective shelf registration statement (i) the resale of the Proman Block and (ii) the resale of the Company’s stock underlying the warrants and options held by Mr. Proman.  Under the Separation Agreement, Mr. Proman also has a co-sale right with respect to Proman Block such that at any time that the Company proposes to sell shares of its common stock in a private placement or public offering, he would have the opportunity to participate in such sale by causing one of his Proman Block shares to be included in the sale with each share of common stock the Company proposes to sell, at the price per share at which the Company will be selling its shares. If all or a substantial portion of these shares are resold into the public markets, such transactions may cause a decline in the trading price of our common stock.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers, employees, significant stockholders and recipients of shares issued in connection with the Merger with NAPW Inc., a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. For example, upon the sale by the Company of 1,670,000 shares of the Company’s common stock at $3.00 per share in April 2015 and the exercise by the underwriters of their option to purchase an additional 75,100 shares of the Company’s common stock at $3.00 per share in May 2015, the market price of our common stock declined from $4.85 on March 31, 2015 $2.29 on May 29, 2015.  These shares were issued under a universal shelf registration statement on Form S-3, filed with the SEC on December 31, 2014 (as amended on March 31, 2015) and declared effective on April 2, 2015, which provides for the issuance of shares of our common stock, preferred stock, depositary shares, rights, warrants, units and debt securities up to an aggregate amount of $100,000,000 and the resale of up to 6,309,845 shares of our common stock originally issued to the former sole shareholder of Old NAPW and certain executive officers of Old NAPW.

In addition, in March 2015, we registered 500,000 shares of our common stock, reserved for providing equity incentives to employees, officers, directors and consultants under our 2013 Equity Compensation Plan. Once acquired upon the exercise of the outstanding stock options or warrants, or vesting of restricted stock, these shares could be sold freely in the public market. For more information about our 2013 Equity Compensation Plan, please see Note 13 of our Consolidated Financial Statements included in this Annual Report.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our Company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

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

•	that our directors may be removed only for cause and only by the affirmative vote of at least a majority of the total voting power of our outstanding capital stock, voting as a single class; and

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

Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and could have an adverse effect on our stock price or our debt ratings.

Our management determined that as of December 31, 2015, our internal control over financial reporting had a material weakness related to deficiencies in controls over the segregation of incompatible duties, the application of complex accounting principles and timely and complete financial statement reviews and procedures to ensure all required disclosures are made in our financial statements.  During 2015, we undertook certain measures, including changes to our payroll processing procedures at PDN Network, to remediate material weaknesses related to our internal control over financial reporting that had been identified as of December 31, 2014.  Specifically, we implemented new policies to further segregate incompatible duties and enhance the overall internal control structure.  We also adopted additional procedures regarding authorized employees’ access to different functions of the general ledger system.  We hired additional finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions, and engaged a third party external financial reporting specialist with expertise in GAAP and SEC reporting requirements.  However, because many of the controls in the Company’s system of internal controls rely extensively on manual review and approval, the successful operation of these controls is required for several quarters prior to management being able to conclude that the material weakness has been remediated.  Accordingly, we have not yet been able to remediate the material weakness related to our internal control over financial reporting.

Additional material weaknesses in our internal control over financial reporting may be identified in the future.  Any failure to maintain existing or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements.  The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, and cause us to fail to meet our reporting obligations.  If we are unable to effectively remediate material weaknesses in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

We will lose our “emerging growth company” status under the JOBS Act at the latest by the end of 2018, which will increase the costs and demands placed upon our management.

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

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies.  Smaller reporting companies are companies which have a public float of less than $75 million.  As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

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

We do not intend to pay dividends in the foreseeable future.

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

ITEM 1B -   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 -     PROPERTIES

We lease approximately 5,100 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on June 30, 2017.  We also lease approximately 1,800 square feet of office space in Minnetonka, Minnesota for our Events division under a lease that expires on September 30, 2016.

We lease approximately 20,000 square feet of office space in Garden City, New York, under a lease that expires on February 28, 2019, which is used by NAPW Network membership coordinators and executive and administrative staff.

We lease approximately 16,500 square feet of office space in Darien, Illinois, which serves as the headquarters and sales center of Noble Voice.  The lease expires August 31, 2017.

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

ITEM 3 -     LEGAL PROCEEDINGS

Noble Voice LLC, a wholly-owned subsidiary of the Company, is party to litigation captioned as Expand, Inc. v. Noble Voice LLC et al., Case No.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) in September 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief.  In February 2016, the parties agreed to a settlement in principle, for a nominal amount that will be subject to a confidentiality agreement once approved by the Court.

The Company and its wholly-owned subsidiary, Noble Voice, LLC, are parties to litigation captioned as Coleman v. Noble Voice, LLC, et al., Case No. 15-CV-6791 (N.D. Ill.), a putative class action, pursuant to which a consumer alleged that Noble Voice violated the Telephone Consumer Protection Act (“TCPA”) by contacting him in relation to a job for which he applied online.  The action complaint seeks unspecified damages and injunctive relief.  The lawsuit was filed in August 2015 and the Company timely filed its answer.  While the case is in preliminary discovery stages, the Company is confident in its TCPA compliance practices.  While the outcome of this lawsuit is uncertain, we believe that the claims asserted are without merit and we intend to aggressively defend against the claims.

The Company is party to litigation captioned as Norma Vazquez v. Professional Diversity Network, Inc., Case No. 16-CV-13-WCO (N.D.Ga.), a putative class action, pursuant to which a consumer alleged that the Company violated the TCPA by sending her a text message inviting her to attend a career fair.  The complaint seeks unspecified damages and injunctive relief.  The lawsuit was filed in January 2016 and the Company has not yet answered but is within its time to do so.  While the outcome of this lawsuit is uncertain, we believe that the claims asserted are without merit and we intend to aggressively defend against these claims.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action alleging violations of various California Labor Code (wage & hour) sections.  The plaintiffs seek unspecified damages. The complaint was filed in December 2016 and the Company has answered.  The parties have not yet begun to conduct discovery, but have engaged in discussions to create a universal settlement.  While the outcome of this lawsuit and its prospective settlement are uncertain, we believe that its resolution will not have a material negative impact on the Company’s financial performance.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned as Crystal Martin, et al. v. NAPW, Inc., et al., No. BC606543 (Los Angeles Sup. Ct.), alleging violations of various California Labor Code (wage & hour) sections.  The plaintiffs seek unspecified damages and civil penalties pursuant to the California Labor Code. The complaint was served in January 2016.  The parties have agreed to a settlement in principle for a nominal amount.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Ilana Youngheim v. NAPW, Inc., et al., No. BC605928 (Los Angeles Sup. Ct.), a case alleging discrimination in violation of California Fair Employment and Housing Act (disability discrimination).  The plaintiff seeks unspecified damages, back pay, front pay, lost employment benefits and other compensation. The complaint was served in February 2016 and the Company has not yet answered but is within its time to do so.  While the outcome of this lawsuit is uncertain, we believe that the claims asserted are without merit and we intend to aggressively defend against these claims.
The Company’s wholly-owned subsidiary, NAPW, Inc., is the respondent in two matters currently pending before the New York State Division of Human Rights (“DHR”), captioned Adrianne Kay Mack v. NAPW Merger Sub, Inc., No. 10178056 and Adrianne Kay Mack v. National Association of Professional Women, No. 10178191.  These related cases from a single former employee allege that the employee received disparate treatment on account of her race or national origin (in No. 10178056) and that she was terminated in retaliation for filing her original complaint (in No. 10178191).  The Company has answered both complaints.  With respect to the retaliation complaint the Company has presented the DHR with compelling evidence that the employee was terminated before the Company received or became aware of her initial complaint.  Though the outcome of any case is uncertain, we believe that the claims asserted are without merit and we intend to aggressively defend against the claims.
We are also generally subject to legal proceedings and litigation arising in the ordinary course of business.

ITEM 4 -     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 -      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASDAQ Capital Market under the symbol “IPDN” since March 5, 2013.  Prior to that date, there was no public trading market for our common stock.

	High	Low
Year Ended December 31, 2015
First Quarter	$5.60	$4.00
Second Quarter	$5.33	$2.00
Third Quarter	$3.09	$0.50
Fourth Quarter	$1.00	$0.44

Year Ended December 31, 2014
First Quarter	$4.77	$2.77
Second Quarter	$4.46	$3.09
Third Quarter	$5.75	$3.88
Fourth Quarter	$5.08	$3.96

On March 28, 2016, the closing price of our common stock was $0.37 per share.

Holders

As of March 28, 2016, we had 16 holders of record of our common stock.  Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock.  We currently intend to use the net proceeds from any offerings of our securities and our future earnings, if any, to finance the further development and expansion of our business and do not intend or expect to pay cash dividends in the foreseeable future.  Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, outstanding indebtedness and plans for expansion and restrictions imposed by lenders, if any. In addition, pursuant to the terms of the Credit Agreement dated March 30, 2016, the Company cannot pay dividends without prior written consent of the lender.

Recent Sales of Unregistered Securities

We did not sell any securities during the fiscal year ended December 31, 2015 that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the fiscal year ended December 31, 2015.

ITEM 6 -     SELECTED FINANCIAL DATA

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

Overview

We are a dynamic operator of professional networks with a focus on diversity.  We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification.  We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBT).  Our value proposition is two-fold: (i) we assist our registered users, or members, in their efforts to connect with like-minded individuals and identify career opportunities within the network and (ii) we help employers address their workforce diversity needs by connecting them with the right candidates.  As of December 31, 2015, we had 7.5 million registered users in our PDN Network, over 850,000 registered users, or members, in the NAPW Network and over 440 companies utilizing our products and services. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

Sources of Revenue

We generate revenue from (i) paid membership subscriptions and related services, (ii) lead generation, (iii) recruitment services, (iv) product sales and (v) consumer advertising and consumer marketing solutions. The following table sets forth our revenues from each product as a percentage of total revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	For the Years Ended
	December 31,
	2015	2014
Percentage of revenue by product:
Membership fees and related services	65%	51%
Lead generation	25%	9%
Recruitment services	8%	25%
Products sales and other	1%	2%
Consumer advertising and consumer marketing solutions	1%	13%

Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions for the National Association of Professional Women, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.napw.com, as well as through in-person networking at nearly 200 local chapters nationwide, additional career and networking events such as the National Networking Summit Series and the PDN Network events described above, as well as ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. Upgraded packages include (i) the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and free continuing education programs; (ii) the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence; and (iii) the registry product, which allows members to create a durable, historical record chronicling their career achievements. Membership is renewable and fees are payable on an annual basis, with the first annual fee payable at the commencement of the membership. Membership subscriptions represented approximately 97.1% of revenue attributable to the NAPW Network business segment for the year ended December 31, 2015.

Lead Generation. We monetize our career consultations conducted by our Noble Voice division by generating and selling value-added leads to our strategic partners who provide continuing education and career services.  We also generate revenue from sales of data not used in the lead generation process. Lead generation sales represented approximately 89.3% of the revenue attributable to the Noble Voice business segment for the year ended December 31, 2015.

Recruitment Services. We provide recruitment services to medium and large employers seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to OFCCP compliance our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services. For the years ended December 31, 2015 and 2014, recruitment advertising revenue constituted approximately 91.8% and 66.2%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase.  They may purchase up to two plaques at that time. Product sales represented approximately 2.9% of revenue attributable to the NAPW Network business segment for the year ended December 31, 2015.

Consumer Advertising and Consumer Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers to post recruitment advertising and job openings. We generate revenue from fees charged for those postings. Services previously provided under our contract with Apollo were also consumer advertising and marketing solutions. For the years ended December 31, 2015 and 2014, Consumer Advertising and Marketing represented approximately 8.2% and 33.8%, respectively, of the revenue attributable to the PDN Network business segment.

Revenue from our recruitment sector may be impacted positively and negatively by certain general macroeconomic conditions, such as the national unemployment rate. An increase in demand for employees should create market conditions favorable to us. Conversely, a weak employment environment may have a negative impact. We believe that our focus on diverse professionals mitigates this risk because of the social and political environment in the United States. We believe recent trends indicate an increased focus by companies on hiring diverse Americans for both compliance and business reasons. According to the Pew Research Center, by 2050 the U.S. population is projected to grow by 142 million people, with 82% of that growth represented by immigrants and their descendants, and America will have no single racial group constituting a majority. We believe that corporate America is recognizing these changing demographics and beginning to value how diverse working groups can improve profitability. As each population among our seven affinities grows and companies seek to conduct business with these populations, we expect companies will hire aggressively within them, resulting in a robust demand for the types of employees we are bringing into our networks. Because of our specialization and focus in diversity recruitment, as opposed to general recruitment, we have not yet experienced negative pricing pressure associated with product commoditization (which is the act of making a product or service easy to obtain by making it as uniform, plentiful and affordable as possible).

We have created a blueprint built for growth by focusing on developing scalable products and strategically making accretive acquisitions, which position us to supply corporate America’s demand for diverse talent while providing education, access and opportunity for diverse job-seekers across all major affinities.

Cost of Revenue

Cost of revenue primarily consists of data and related costs to generate leads for our Noble Voice customers, costs of producing job fair and other events, revenue sharing with partner organizations, and costs of web hosting and operating our websites for the PDN Network. Costs of producing wall plaques, hosting member conferences and local chapter meetings are also included in the cost of revenue for NAPW Network.

During the year ended December 31, 2015, we experienced financial losses as we continued integrating the two acquisitions we had undertaken in late 2014. We shifted the focus of operating those companies from driving top line growth to reducing operating costs and driving toward profitability.

We believe that we have taken the appropriate actions to right size the PDN Network operations to position this division to become profitable in future periods. We have also reduced sales and marketing costs in our Noble Voice division to in order to achieve our goal of near breakeven. We do not anticipate near term growth for this division, but have built a foundation that we believe will allow us to do so as profitable opportunities arise. Specifically, we closed the Detroit, MI call center operated by Noble Voice at the end of February 2016 and have been consolidating those operations in our Darien, IL center. Finally, at NAPW Network, we have made numerous changes to the sales and marketing structure within that division in order to balance out profits and losses and establish a pathway to profitability in future periods. In particular, during Q3 of 2015 we developed a secure, work-from-home (“WFH”) technology along with a training and supervision platform.  Our stated goals with the WFH solution were to allow us to close our Los Angeles office, increase per-representative profitability, and offer our sales professionals flexible working arrangements. As part of our efforts at the NAPW Network, we took a number of steps aimed at reducing costs and improving efficiency, including the following:

•
During Q4 of 2015, we closed our Los Angeles office and eliminated a number of costs associated with the physical office while seeking a sub-leasing partner for that space, which we anticipate will save the Company approximately $1.2 million in annual costs;

•	We reduced the number of sales professionals from 105 to 57 and thereby reduced payroll costs, while seeing positive efficiency metrics;

•	We diversified our lead-generation sources and reduced dependence on a sole-source supplier;

•	We maintained an altered commission schedule developed during Q3 of 2015, which is designed and has been shown to properly incentivize sales professionals and drive maximum productivity at all times;

•	We continued to improve revenue per lead and gross sales per representative, while fine-tuning our lead-generation and sales management processes; and

•	We continued to make refinements to our Customer Relations Management database, which have helped to increase per-lead and per-representative productivity while reducing downtime and user fatigue.

Key Metrics

We believe that one of the key metrics in evaluating and measuring our performance is the number of registered users. We define the number of registered users as (i) the number of individual job seekers who affirmatively visited one of PDN Network’s properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs (PDN Network registered users); and (ii) the number of consumers who have viewed our marketing material, opted into membership in the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator (NAPW Network registered users). We believe that a higher number of registered users will result in increased sales of our products and services, as customers will have access to a larger pool of professional talent. However, aside from membership subscriptions, a higher number of registered users will not immediately translate into increased sales, as growth of sales and marketing generally takes more time to develop than membership growth.

The following table sets forth the number of registered users as of the periods presented:

	For the Years Ended
	December 31,		Change
	2015	2014	(Percent)
Registered users:	(in thousands)
PDN Network	7,485	3,487	114.7%
NAPW Network	850	700	21.4%

(1) The number of registered users is higher than the number of actual members due to various factors. For more information, see “Risk Factors— The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users.”

Non-GAAP Financial Measure

Adjusted EBITDA

We believe Adjusted EBITDA provides a meaningful representation of our operating performance that provides useful information to investors regarding our financial condition and results of operations. Adjusted EBITDA is commonly used by financial analysts and others to measure operating performance. Furthermore, management believes that this non-GAAP financial measure may provide investors with additional meaningful comparisons between current results and results of prior periods as they are expected to be reflective of our core ongoing business. However, while we consider Adjusted EBITDA to be an important measure of operating performance, Adjusted EBITDA and other non-GAAP financial measures have limitations, and investors should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP. Further, Adjusted EBITDA, as we define it, may not be comparable to EBITDA, or similarly titled measures, as defined by other companies.

The following table provides a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable GAAP measure reported in our consolidated financial statements:

(Amount in thousands)
	Years Ended
	December 31,
	2015	2014
Net loss	$(35,796)	$(3,658)
Impairment expense	25,113	-
Stock-based compensation expense	446	565
Depreciation and amortization	3,651	1,084
Change in fair value of warrant liability	(94)	9
Interest expense	85	3
Interest and other income	(47)	(81)
Income tax expense (benefit)	1,919	(3,062)
Adjusted EBITDA	$(4,723)	$(5,140)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended
	December 31,		Change	Change
	2015	2014	(Dollars)	(Percent)
	(in thousands)

Revenues
Membership fees and related services	$24,963	$5,932	$19,031	320.8%
Lead generation	9,499	1,061	8,438	795.3%
Recruitment services	3,124	2,921	203	6.9%
Products sales and other	748	238	510	214.7%
Consumer advertising and marketing solutions	280	1,492	(1,212)	(81.2)%
Total revenues	38,614	11,644	26,970	231.6%

Total revenues increased $27.0 million or 231.6% for the year ended December 31, 2015, as compared to the prior year, due primarily to the revenues from the businesses of NAPW Network and Noble Voice, that we acquired in late 2014.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	For the Years Ended
	December 31,			Change	Change
	2015	2014		(Dollars)	(Percent)
	(in thousands)
NAPW Network	$25,711	$6,170	(1)	$19,541	316.7%
PDN Network	3,404	4,413		(1,009)	(22.9%)
Noble Voice	9,499	1,061	(2)	8,438	795.3%
Total revenues	$38,614	$11,644		26,970	231.6%

(1) The Company began operating the NAPW Network segment after its acquisition in September 2014.
(2) The Company began operating the Noble Voice segment after its acquisition in November 2014.

The NAPW Network, which was acquired in September 2014, recognized revenues from membership fees and related services and products sales of $25,711,000 for the year ended December 31, 2015, compared to $6,170,000 of revenues related to membership fees and related services for the period from September 24, 2014 through December 31, 2014. The Company anticipates that in future periods, the revenue generated from the NAPW Network will continue to exceed revenue generated from the PDN Network, and will be material to the Company’s financial condition and results of operations. The Company began to significantly increase its energies and spending on sales opportunities and membership benefit services after the acquisition of NAPW in September 2014. We anticipate that these investments, which are a combination of improvements that leverage PDN Network’s technology and enhance membership services and support and our consistent, continuing investments in lead generation, will result in an increase in both membership sales in the near, mid and long term as well as an increase in renewals in the mid and long term.

During the years ended December 31, 2015 and 2014, we recognized $2,153,000 and $1,464,000, respectively, of revenues related to direct sales of our recruitment services by the PDN Network. This increase in direct sales is primarily attributable to the continued successful execution by our sales and marketing team of its sales plan to bring on numerous new direct relationships with employers who seek to recruit diverse talent. We have also launched a new recruiting product in 2015 named PDN (Hired) which is targeted toward a broader audience and short sales cycle that can generate recurring revenue on a monthly basis.

Also contributing to the increase in recruitment services revenue attributable to the PDN Network segment was $787,000 and $750,000 of revenues generated from our Events Division during the years ended December 31, 2015 and 2014, respectively. The increase was partially offset by a decline in our e-commerce revenues to $184,000 for the year ended December 31, 2015 compared to $ $213,000 in 2014 as a result of our focus on direct sales as well as the discontinuation in 2014 of our agreement with LinkedIn that had accounted for $494,000 of revenue for the year ended December 31, 2014.

Revenue from the PDN Network’s consumer advertising and marketing solutions was $280,000 for the year ended December 31, 2015, compared to $1,492,000 for the year ended December 31, 2014. The year over year decrease was primarily the result of the termination of our agreement with Apollo Group on October 9, 2014, which resulted in lost fixed monthly fees of $116,667. The Apollo Agreement would have otherwise expired by its terms on February 28, 2015. Also contributing to this decline was revenue generated from agreements with our partner organizations, which amounted to $280,000 for the year ended December 31, 2015, compared to $358,000 for the year ended December 31, 2014. Partnership revenues declined as we shifted focus to our direct sales efforts and the integration of our recent acquisitions.

Noble Voice, which was acquired in November 2014, generated $9,499,000 of lead generation and data revenue for the year ended December 31, 2015 and $1,061,000 for the period of November 26, 2014 to December 31, 2014.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended
	December 31,		Change	Change
	2015	2014	(Dollars)	(Percent)
	(in thousands)

Costs and expenses:
Cost of revenues	5,576	2,154	3,422	158.9%
Sales and marketing	22,502	8,041	14,461	179.8%
General and administrative	15,670	6,392	9,278	145.1%
Impairment expense	25,113	-	25,113	100.0%
Depreciation and amortization	3,651	1,084	2,567	236.8%
Gain on bargain purchase of business	-	(430)	430	(100.0)%
Loss on sale of property and equipment	34	-	34	100.0%
Total costs and expenses	72,546	17,241	55,305	320.8%

Total costs and expenses increased significantly in the year ended December 31, 2015 to $72,546,000 compared to $17,241,000 for the year ended December 31, 2014. This increase of 321% is primarily the result of an impairment expenses totaling $25,113,000 recorded in the third quarter of 2015 and the increased costs of operating the acquired businesses of the NAPW Network and Noble Voice.

Operating Expenses

Cost of sales and services expense: Cost of sales and services during the year ended December 31, 2015 was $5,576,000, an increase of $3,422,000, or 159%, from $2,154,000 for the year ended December 31, 2014.The increase was due to (i) $792,000 of costs of products and membership services from NAPW Network for the year ended December 31, 2015, compared to $179,000 for the period from September 24, 2014 to December 31, 2014 and $3,129,000 from Noble Voice services for the year ended December 31, 2015, compared to $516,000 for the period from November 26, 2014 to December 31, 2015, (ii) a $ 138,000 increase in technology delivery services by PDN Network for the year ended December 31, 2015 resulting from the growth of our OFCCP compliance product, (iii) a decrease of $42,000 of direct costs incurred in connection with our Events Division for the year ended December 31, 2015, as a result of efficiencies gained in scheduling and operating the events and (iv) a decrease of $53,000 of revenue sharing to our partner organizations due to the decline in partner revenue as a result of our shifting business focus.

Sales and marketing expense: Sales and marketing expense for the year ended December 31, 2015 was $22,502,000 an increase of $14,461,000 or 180%, compared to $8,041,000 for the year ended December 31, 2014. The increase primarily the result of our acquisition of NAPW Network and Noble Voice in the fourth quarter of 2014 and  consisted of (i) $15,953,000 of sales and marketing expenses from NAPW Network, which included $7,034,000 of wages and benefits for the NAPW Network sales team and $8,888,000 of digital advertising and direct mail costs to generate leads, (ii) wages of $4,270,000 for the Noble Voice lead generation team and (iii) a decrease of $925,000 in sales and marketing salaries, commissions and benefits marketing costs for PDN Network which resulted from adjustments to the sales and marketing team. It is our goal to continue to grow revenues in a cost efficient manner and leveraging the investment we are making in technology and people to drive that business.

General and administrative expense: General and administrative expenses increased by $9,278,000 or 145%, to $15,670,000 for the year ended December 31, 2015 compared to $6,392,000 for the year ended December 31, 2014, primarily due to our acquisition of NAPW Network and Noble Voice in the fourth quarter of 2014 and resulted in an increase of $8,554,000 of expenses from NAPW Network and $2,416,000 from Noble Voice, and was partially offset by an decrease from PDN of $1,692,000 due to allocation of shared expenses for the year ended December 31, 2015. The NAPW Network increase included $850,000 of accrued expenses related to the closing of office facilities as required by GAAP.

Impairment expense: As a result of the recurring operating losses incurred in NAPW Network since its acquisition in September 2014, management undertook a review of the carrying amount of its goodwill as of September 30, 2015. We performed our review based on both qualitative and quantitative factors and determined that carrying value of NAPW Network’s goodwill exceeding its implied fair value. We also performed another review based on the same factors at December 31, 2015 and determined that the carrying value of PDN’s good will exceeded its implied fair value. Accordingly, we recorded a goodwill impairment charge of $25,113,000 during the year ended December 31, 2015.

Depreciation and amortization expense: Depreciation and amortization expense for the years ended December 31, 2015 and 2014 were $3,651,000 and $1,084,000, respectively, an increase of $2,567,000 or 237% , which was primarily due to a $2,706,000 and $176,000 increase in amortization expense, resulting from the amortization of the intangible assets acquired from NAPW Network and Noble Voice, respectively, and $362,000 of amortization related to the additions to capitalized software relating to web product platform development to support emerging technologies and previously acquired software technology.

Loss on sale of property and equipment: Upon the closing of the NAPW Network sales office in Los Angeles, the Company sold computer and office equipment no longer needed in the operation of the business. The result was the recognition of a $34,000 loss on the sale of the undepreciated portion of the assets.

Other Income (Expenses)

	Years Ended
	December 31,		Change	Change
	2015	2014	(Dollars)	(Percent)
	(in thousands)

Total	(38)	(1,114)	1,076	(96.6)%

Included in other expenses, net, for the years ended December 31, 2015 is interest expense in the amount of $85,000 and $3,000, respectively. Interest expense during the year ended December 31, 2015 is primarily the result of the note payable to Matthew Proman which had been issued in conjunction with the Company’s Merger with NAPW Inc. and prepaid interest included in the purchases of short-term investment instruments. In addition, for the years ended December 31, 2015 and 2014, we recognized interest income of $47,000 and $85,000, respectively from interest earned on our short-term investments of cash in excess of our current needs for operating capital. Acquisition related costs in the year ended December 31, 2014 of $1,195,000 are the result of legal and other professional fees incurred with the merger with NAPW Inc. and the acquisition of Noble Voice.

Change in Fair Value of Warrant Liability

	Years Ended
	December 31,		Change	Change
	2015	2014	(Dollars)	(Percent)
	(in thousands)

Total	94	(9)	103	(1,144.4)%

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. We recorded a non-cash gain (loss) of $94,000 and $(9,000) during the years ended December 31, 2015 and 2014, respectively, related to changes in the fair value of our warrant liability. The change in the fair value of our warrant liability was primarily the result of changes in our stock price.

Income Tax (Benefit) Expense

	Years Ended
	December 31,		Change	Change
	2015	2014	(Dollars)	(Percent)
	(in thousands)

Total	1,919	(3,062)	4,981	(162.7)%

The effective income tax rate for the year ended December 31, 2015 was (5.7%), resulting in income tax expense of $1,919,000. The effective income tax rate for the year ended December 31, 2014 was 45.9%, resulting in an income tax benefit of $3,062,000. During the year ended December 31, 2015, the Company recorded a valuation allowance of $5,596,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that enough uncertainty existed relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2015.

Net loss

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Years Ended
	December 31,			Change	Change
	2015	2014		(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(29,861)	$(2,675	)(1)	$(27,186)	1,016.3%
PDN Network	(4,884)		(1,412)	(3,472)	245.9%
Noble Voice	(1,051)	429	(2)	(1,480)	345.0%
Consolidated net loss	$(35,796)		$(3,658)	$(32,138)	878.6%

(1) The Company began operating the NAPW Network segment after its acquisition in September 2014.
(2) The Company began operating the Noble Voice segment after its acquisition in November 2014.

During the years ended December 31, 2015 and 2014 we recognized $35,796,000 and $3,658,000 respectively, of net losses, a change of 878.6% primarily attributable to the recognition of an impairment expense in connection with the merger with NAPW.

During the years ended December 31, 2015 and 2014 we recognized $29,861,000 and $2,675,000, respectively, of net losses attributable to the NAPW Network which was acquired September 24, 2014. This increase in net loss is primarily attributable to the recognition of an impairment expense of $24,717,000 plus a tax valuation allowance of $1,888,000 and an accrual of additional expenses of $792,000 due to the closing of NAPW office facilities during the year ended December 31, 2015.

During the years ended December 31 2015 and 2014 we recognized $4,884,000 and $1,412,000, respectively, of net losses attributable to the PDN Network. This increase in net loss is primarily attributable to a tax valuation allowance of $3,329,000 and an impairment expense of $396,000 recognized in 2015 attributable to PDN.

During the years ended December 31, 2015 and 2014 we recognized $1,051,000 of net loss and $429,000 of net income, respectively, attributable to the Noble Voice division which was acquired in November 26, 2014.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2015 and 2014, respectively, and is intended to supplement the more detailed discussion that follows:

	December 31,
	2015	2014
	(in thousands)

Cash and cash equivalents	$2,071	$1,519
Short-term investments	$500	$5,199
Working capital (deficiency)	$(6,739)	$(5,998)

Our principal sources of liquidity are our cash and cash equivalents, short-term investments and the net proceeds from our initial public offering and other recent public offerings. Our payment terms for PDN customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. We collect NAPW Network membership fees generally at the commencement of their membership term or at renewal periods thereafter. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

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

The merger with NAPW Inc. resulted in a reduction in the amount of cash and short-term investments of the Company. The consideration for the merger consisted of $3,555,000 paid by the Company in cash to the former sole shareholder of NAPW Inc, fees of approximately $474,000 paid by the Company to the Company’s financial advisor, Aegis Capital Corp. and fees of approximately $349,000 paid by the Company to its legal and accounting advisors.

On March 31, 2014, the Company filed its amended Registration Statement on Form S-3 (the “Shelf”), which was declared effective by the SEC on April 2, 2015, registering for issuance shares of our common stock, preferred stock, depositary shares, rights, warrants, units and debt securities up to an aggregate amount of $100,000,000, and 6,309,845 shares of our common stock for resale by certain selling stockholders, in one or more future offerings. This Shelf presented an economical way to position the Company to take advantage of strategic opportunities that may arise, all while helping to create a more liquid market for the Company’s common stock.

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

	Years Ended
	December,
	2015	2014
	(in thousands)

Cash provided by (used in):
Operating activities	$(6,164)	$(8,790)
Investing activities	4,115	(8,614)
Financing activities	2,600	187
Net increase (decrease) in cash and cash equivalents	$551	$(17,217)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2015 was $6,164,000. We had a net loss of $35,796,000 during the year ended December 31, 2015, which was offset by non-cash impairment expense of $25,113,000, depreciation and amortization of $3,651,000, deferred income tax expense of $1,919,000, stock-based compensation expense of $446,000, a decrease in the fair value of warrant liabilities of $94,000, the amortization of premiums paid on short-term investments of $77,000, a loss on the sale of property and equipment of $34,000, the write off of property and equipment of $192,000, the amortization of debt discount related to the Proman note of $8,000, the write off of the balance of a note related to the acquisition of Noble Voice of $20,000 and a provision for bad debt of $70,000. Changes in working capital used $1,765,000 of cash during the year ended December 31, 2015.

Net cash used in operating activities for the year ended December 31, 2014 was $8,790,000. We had a net loss of $3,658,000, which was partially offset by non-cash depreciation and amortization of $1,084,000, a non-cash deferred tax benefit of $3,062,000, a non-cash net gain on the bargain purchase of Noble Voice of $430,000, the fair value of warrants issued to an advisor in connection with our merger with NAPW Inc. of $139,000, stock-based compensation expense of $565,000 and the amortization of premiums paid on short-term investments of $87,000. Changes in working capital used $3,526,000 of cash during the year ended December 31, 2014.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the year ended December 31, 2015 was $4,115,000, consisting of $5,547,000 of proceeds from the maturities of short-term investments, offset by $925,000 from the purchase of short-term investments, $419,000 invested to develop technology, $75,000 in purchases of property and equipment and $12,000 of new security deposits.

Net cash used in investing activities for the year ended December 31, 2014 was $8,614,000 consisting of $15,526,000 from the purchase of short-term investments, $3,111,000 paid as partial consideration in the merger with NAPW Inc., $180,000 invested in developed technology and $38,000 in purchases of property and equipment, offset by $10,240,000 of proceeds from the sale and maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2015 was $2,600,000, consisting of $5,010,000 of proceeds from the sale of common stock and $225,000 of proceeds from the sale of over-allotment common stock to our underwriters, offset by $671,000 of costs related to the common stock offerings, $1,337,000 for the repayment of a note payable, $400,000 increase in our merchant reserve, $212,000 for the repurchase of shares of vested restricted stock, and $15,000 for the payment of capital lease obligations.

Net cash provided by financing activities during the year ended December 31, 2014 was $187,000 which includes $26,000 for the repurchase of Company stock and $7,000 for the payment of capital leases. Additionally, financing activities were impacted by a change in merchant reserve deposits of $668,000 and a change in a merchant reserve loan advance of $447,000.

Master Credit Facility

On March 30, 2016, we entered into a Master Credit Facility Agreement (the “Credit Agreement”) with White Winston Select Asset Funds, LLC (the “Lender”). The Credit Agreement provides for a revolving credit facility (the “Facility”) in the principal amount up to the lesser of $5,000,000 or 75% of the outstanding balance of our eligible customer receivables. We expect to close the transaction in April 2016 upon receipt of required regulatory approvals.  Borrowings under the Credit Agreement will bear interest at 8% per annum, subject to an increase of 700 basis points upon the occurrence of an event of default as defined in the Credit Agreement. We may use the proceeds of the Facility exclusively to satisfy our working capital needs and to pay the costs, fees and expenses in connection with the Credit Agreement. The Company will pay to the Lender quarterly in arrears a non-utilization fee at the rate of 3% per annum on the average daily unborrowed portion of the Facility. The Credit Agreement contains various affirmative and negative covenants, including, the requirement to maintain at the end of each semi-annual fiscal period commencing with the period ending December 31, 2016, a minimum current ratio of not less than 1.4 to 1.

Our obligations under the Credit Agreement are secured by a first priority lien in all our consolidated tangible and intangible property, including all receivables from the operations of our business and all of the outstanding ownership interests in each of the Company’s direct and indirect subsidiaries (the “Collateral”).

Upon closing of the Credit Agreement, we expect to borrow an advance in the aggregate amount of $2,000,000 under the Credit Agreement. Our ability to borrow additional amounts under the Credit Agreement will be dependent on us having sufficient eligible customer receivables.

In connection with the closing of the Credit Agreement, we will issue the following three warrants to the Lender, each exercisable for 5 years from the date of issuance: (i) a warrant (the “Fixed $0.25 Warrant”) to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.25 per share, (ii) a warrant (the “Pro Rata Warrant”) to purchase up to 1,750,000 shares of our common stock with an exercise price of $0.25 per share, and (iii) a warrant (the “Fixed $2.50 Warrant,” and together with the Fixed $0.25 Warrant and the Pro Rata Warrant, the “Warrants”) to purchase up to 1,000,000 shares of our common stock with an exercise price of $2.50 per share.

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

When conducting our goodwill impairment assessment, we apply the two-step impairment test. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying value exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of that goodwill. Any excess of the goodwill carrying value over the respective implied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

Capitalized Technology Costs

We account for capitalized technology costs in accordance with ASC 350-40, Internal-Use Software (“ASC 350-40”). In accordance with ASC 350-40, we capitalize certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are amortized over the estimated useful lives of the software assets on a straight-line basis, generally not exceeding three years.

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

Revenue generated from NAPW Network membership subscriptions is recognized ratably over the 12-month membership period, although members pay their annual fees at the commencement of the membership period. Revenue from related membership services are derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements. Fees related to these services are recognized as revenue at the time the on-line profile is complete and press release is distributed.

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

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, including Part I, Item 1. “Business” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Specifically, this annual report contains forward-looking statements regarding:

•	our beliefs regarding our ability to capture and capitalize on market trends;

•	our expectations on the future growth and financial health of the online diversity recruitment industry and the industry participants, and the drivers of such growth;

•	our expectations regarding the continued membership growth;

•	our beliefs regarding the increased value derived from the synergies among our segments; and

•	availability and intended use of liquidity.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

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

•	our operating loss in 2014 and 2015;

•	failure to close the Credit Agreement;

•	failure to generate sufficient account receivables to borrow additional amounts under the Credit Agreement;

•	potential delisting from NASDAQ for failure to comply with continued listing requirements;

•	our limited operating history in a new and unproven market;

•	increasing competition in the market for online professional networks;

•	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;

•	our ability to adapt to changing technologies and social trends and preferences;

•	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;

•	our ability to obtain and maintain intellectual property protection for our intellectual property;

•	any future litigation regarding our business, including intellectual property claims;

•	general and economic business conditions; and

•	legal and regulatory developments.

Additional factors, risks and uncertainties that may affect our results, are discussed in Item 1A. “Risk Factors” of this Annual Report beginning on page 11, and in our subsequent filings with the SEC.  You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement.  Forward-looking statements represent our views as of the date of this annual report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this annual report.

ITEM 7A -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 -     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are included on pages F-1 through F-28 of this Annual Report.  See Item 15(a)(l) for a listing of financial statements provided.

ITEM 9 -     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A -   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of the end of the period covered by this Annual Report, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the SEC under the Exchange Act:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not yet effective as of the end of the period covered in this Annual Report on Form 10-K.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2015.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered in this Annual Report on Form 10-K. To address the material weakness described below, we have expanded our disclosure controls and procedures to include additional analysis and other procedures over the preparation of the financial statements included in this report. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position, results of

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management has concluded that, as of December 31, 2015, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

•	The Company did not maintain adequate segregation of incompatible duties.
•
The Company lacks sufficient qualified personnel with the relative U.S. GAAP knowledge to review conclusions reached regarding the accounting for complex transactions and related analyses to record amounts resulting from such transactions in our financial records. Our internal control over these processes would not allow for employees to detect a material misstatement in these areas in the normal course of performing their duties.

•
We did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. We also lacked a process to review information used to prepare our financial statements and disclosures and did not have adequate segregation of duties over preparation of the financial statements.

While we believe we have other controls in place that are operating effectively and mitigate the risk of material misstatement, these control deficiencies could result in a misstatement of the presentation and disclosure of our financial statements that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies constitute a material weakness in our internal control over financial reporting as of December 31, 2015.

Plan for Remediation of Material Weakness

During 2015 and into the first quarter of 2016, we undertook certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2015.

Specifically, the Company implemented new policies to more fully segregate incompatible duties and enhance the overall internal control structure. Additional policies and procedures were implemented to improve review and approval processes for critical payroll functions, which will provide additional internal control enhancements. In addition, we segregated some check signing ability from finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions and also engaged a third party external financial reporting specialist with expertise in GAAP and SEC reporting regulations.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2015 we continued to undertake efforts to more fully segregate incompatible duties and enhance the overall internal control structure. We implemented additional review and approval policies and procedures within our operations. There have been no other changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B -   OTHER INFORMATION

None.

PART III

ITEM 10 -    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is located on our internet web site at www.prodivnet.com under “Company-Investor Relations – Corporate Governance – Governance Documents.” We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

Other information required by this item, including information regarding directors, executive officers and corporate governance matters will be incorporated herein by reference to the sections entitled “Proposal 1:  Nomination and Election of Directors – Nominees for Director,” “Corporate Governance – Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2016 annual meeting of shareholders (the “2016 Proxy Statement”), which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

ITEM 11 -    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement , which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

ITEM 12 -    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of management and certain beneficial owners required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information on the Company’s equity compensation plans as of December 31, 2015.  See Note 13 to Consolidated Financial Statements for additional information on equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	157,190	$ 3.75	1,642,810
Equity compensation plans not approved by security holders	—	—	—
Total	157,190	$ 3.75	1,642,810

(1)	Includes:
(a)	124,333 shares of our Common Stock issuable for $3.45 upon exercise of outstanding options under the Plan;
(b)	32,857 shares of our Common Stock issuable for $4.90 upon exercise of outstanding options under the Plan.

ITEM 13 -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The information required by this item is incorporated herein by reference to the sections entitled “Corporate Governance – Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence” in the 2016 Proxy Statement, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

ITEM 14 -    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm” in the 2016 Proxy Statement, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2015.

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
2.1
Agreement and Plan of Merger among the Company, NAPW Merger Sub, Inc., NAPW, Inc. and Matthew B. Proman, dated as of July 11, 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2014).

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014).
4.1
Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013).

4.2
Form of Underwriters’ Warrant (incorporated herein by reference to Exhibit 1.1 of Amendment No.  12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013).

4.3±
Common Stock Purchase Warrant for the Purchase of 6,000 Shares of Common Stock of Professional Diversity Network, Inc. between David Bocchi and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

4.4
Common Stock Purchase Warrant for the Purchase of 50,000 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

4.5
Common Stock Warrant for the Purchase of 131,250 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).

10.1
Master Services Agreement between Apollo Group and the Registrant, dated October 1, 2012, (incorporated herein by reference to Exhibit 10.6 of Amendment No. 9 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on January 16, 2013).

10.2
Statement of Work by and between the Registrant and Apollo Group, dated October 1, 2012 (incorporated herein by reference to Exhibit 10.13 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013).

10.3
Insertion Order between Apollo Group and the Registrant, dated June 11, 2012 (incorporated herein by reference to Exhibit 10.11 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)

10.4†
Diversity Recruitment Partnership Agreement between the Registrant and LinkedIn Corporation, dated as of November 6, 2012 (incorporated herein by reference to Exhibit 10.12 of Amendment No. 9 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on January 16, 2013)

10.5#
Amended and Restated Employment Agreement between the Company and James Kirsch, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.6#
Employment Agreement between the Company and David Mecklenburger, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.7#
Employment Agreement between the Company and Matthew Proman, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.8#
Employment Agreement between the Company and Star Jones, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.9#
Employment Agreement between the Company and Christopher Wesser, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.10#
Form of Employment Agreement entered into between the Company and Rudy Martinez (incorporated herein by reference to Exhibit 10.8 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.11#
Severance Agreement and General Release, dated as of March 10, 2015, between the Company and Rudy Martinez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2015)

10.12
Offer Letter, dated February 20, 2015, from the Company to Jorge Perez (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015).

10.13
Form of Contribution and Reorganization Agreement (incorporated herein by reference to Exhibit 10.9 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.14
Form of Debt Exchange Agreement (incorporated herein by reference to Exhibit 10.10 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.15#
Professional Diversity Network, Inc. 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.16
Form of Professional Diversity Network, Inc. 2013 Equity Compensation Plan Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014)

10.17
Asset Purchase Agreement among Professional Diversity Network, Inc. and Careerimp, Inc., dated as of June 14, 2013 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014)

10.18
Asset Purchase Agreement among Professional Diversity Network, Inc. and Personnel Strategies, Inc., dated as of September 18, 2013(incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014)

10.19
Registration Rights and Lock-Up Agreement among the Company, Matthew B. Proman, Star Jones and Christopher Wesser, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.20
Promissory Note issued by the Company to Matthew B. Proman in the principal amount of $445,000, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.21
Professional Diversity Network, Inc. 2013 Equity Compensation Plan Code Section 409A Nonqualified Stock Option Award Agreement, dated as of September 24, 2014, between Matthew Proman and the Company (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014)

10.22
Restricted Stock Agreement between the Company and Star Jones, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 30, 2014)

10.23
Restricted Stock Agreement between the Company and Christopher Wesser, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form S-8 filed with the SEC on December 30, 2014)

10.24
Separation Agreement and Mutual Release of All Claims, dated as of July 16, 2015, between the Company and Matthew Proman (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

21*	List of Subsidiaries of the Company
23*	Consent of Marcum LLP.
24	Powers of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.
#	Denotes a management contract or compensation plan or arrangement
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

We have audited the accompanying consolidated balance sheets of Professional Diversity Network, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Diversity Network, Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
New York, NY
March 30, 2016

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Current Assets:
Cash and cash equivalents	$2,070,693	$1,519,467
Accounts receivable, net	2,510,530	3,448,748
Short-term investments	500,000	5,198,878
Incremental direct costs	1,023,916	900,868
Prepaid license fee	112,500	337,500
Prepaid expenses and other current assets	411,592	381,057
Deferred tax asset	-	58,200
Total current assets	6,629,231	11,844,718

Property and equipment, net	444,398	874,769
Capitalized technology, net	456,523	526,070
Goodwill	20,201,190	45,180,531
Intangible assets, net	12,051,839	14,934,225
Merchant reserve	1,260,849	860,849
Security deposits	383,786	371,310
Total assets	$41,427,816	$74,592,472

Current Liabilities:
Accounts payable	$4,465,941	$4,941,135
Accrued expenses	837,712	549,727
Deferred revenue	7,507,176	10,078,938
Customer deposits	112,500	337,500
Note payable	-	1,389,386
Promissory note	445,000	437,186
Warrant liability	-	93,789
Capital lease obligations	-	15,232
Total current liabilities	13,368,329	17,842,893

Deferred rent	45,155	25,946
Deferred tax liability	4,942,908	3,081,611
Other liabilities	426,267	-
Total liabilities	18,782,659	20,950,450

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value, 25,000,000 shares authorized, 14,608,230 shares and 12,928,072 shares issued as of December 31, 2015 and 2014, respectively, and 14,466,513 and 12,719,689 shares outstanding as of December 31, 2015 and 2014, respectively	144,749	127,280
Additional paid in capital	63,427,542	58,646,322
Accumulated deficit	(40,890,017)	(5,094,463)
Treasury stock, at cost; 8,382 shares at December 31, 2015 and 2014	(37,117)	(37,117)
Total stockholders' equity	22,645,157	53,642,022

Total liabilities and stockholders' equity	$41,427,816	$74,592,472

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014

Revenues:
Membership fees and related services	$24,962,795	$5,932,138
Lead generation	9,499,203	1,061,041
Recruitment services	3,123,537	2,920,791
Product sales and other	748,648	237,818
Consumer advertising and marketing solutions	280,043	1,491,943
Total revenues	38,614,226	11,643,731

Costs and expenses:
Cost of revenues	5,576,184	2,153,900
Sales and marketing	22,501,594	8,040,797
General and administrative	15,670,331	6,392,109
Impairment expense	25,113,034	-
Depreciation and amortization	3,650,747	1,084,451
Gain on bargain purchase of business	-	(429,956)
Loss on sale of property and equipment	34,147	-
Total costs and expenses	72,546,037	17,241,301

Loss from operations	(33,931,811)	(5,597,570)

Other income (expense):
Interest expense	(84,728)	(3,370)
Interest and other income	46,693	84,519
Acquisition related costs	-	(1,195,195)
Other expense, net	(38,035)	(1,114,046)

Change in fair value of warrant liability	93,789	(8,568)

Loss before income tax expense (benefit)	(33,876,057)	(6,720,184)
Income tax expense (benefit)	1,919,497	(3,062,108)
Net loss	$(35,795,554)	$(3,658,076)

Net loss per common share, basic and diluted	$(2.57)	$(0.46)

Weighted average shares used in computing net loss per common share:
Basic and diluted	13,918,594	8,016,074

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at January 1, 2014	6,318,227	$63,182	$21,883,593	$(1,436,387)	2,200	$(11,255)	$20,499,133

Issuance of common stock in connection with acquisition of NAPW, Inc.	6,309,845	63,098	35,208,935	-	-	-	35,272,033

Fair value of options issued in connection with acquisition of NAPW	-	-	556,496	-	-	-	556,496

Fair of warrants issued in connection with acquisition of NAPW	-	-	294,342	-	-	-	294,342

Fair value of warrants issued to financial advisor in connection with acquisition of NAPW	-	-	138,768	-	-	-	138,768

Repurchase of common stock	-	-	-	-	6,182	(25,862)	(25,862)

Stock-based compensation	99,999	1,000	564,188	-	-	-	565,188

Net loss	-	-	-	(3,658,076)	-	-	(3,658,076)

Balance at December 31, 2014	12,728,071	$127,280	$58,646,322	$(5,094,463)	8,382	$(37,117)	$53,642,022
Sale of common stock in secondary offering, net of offering costs of $655,106	1,670,000	16,700	4,338,194	-	-	-	4,354,894
Sale of over-allotment common stock to underwriter, net of underwriter’s discount of $15,771	75,100	751	208,778	-	-	-	209,529
Repurchase of common stock on vesting of restricted stock	(64,942)	(649)	(211,192)	-	-	-	(211,841)
Stock-based compensation	66,666	667	445,440	-	-	-	446,107
Net loss	-	-	-	(35,795,554)	-	-	(35,795,554)
Balance at December 31, 2015	14,474,895	$144,749	$63,427,542	$(40,890,017)	8,382	$(37,117)	$22,645,157

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(35,795,554)	$(3,658,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,650,747	1,084,451
Deferred tax expense (benefit)	1,919,497	(3,062,108)
Gain on bargain purchase of business	-	(429,956)
Impairment expense	25,113,034	-
Stock-based compensation expense	446,107	565,188
Fair value of warrants issued to advisor in connection with acquisition	-	138,768
Amortization of prepaid license fees	225,000	112,500
Amortization of premium on short-term investments, net	76,878	86,655
Amortization of customer deposits	(225,000)	(112,500)
Change in fair value of warrant liability	(93,789)	8,568
Loss on sale of property and equipment	34,147	-
Provision for bad debt	70,000	-
Write off property and equipment	191,946	-
Write off of note payable	(20,161)	-
Accretion of debt discount	7,814	2,604
Changes in operating assets and liabilities:
Accounts receivable	835,937	371,277
Prepaid expenses and other current assets	(30,535)	38,968
Incremental direct costs	(123,048)	30,258
Prepaid license fee	-	(450,000)
Accounts payable	(475,194)	(2,547,059)
Accrued expenses	154,292	(1,629,998)
Deferred income	(2,571,762)	174,518
Deferred rent	19,209	25,946
Customer deposits	-	450,000
Other liabilities	426,267	-
Other assets	-	10,000
Net cash used in operating activities	(6,164,168)	(8,789,996)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	5,547,000	10,240,000
Purchases of short-term investments	(925,000)	(15,525,533)
Cash paid for acquisition, net of cash acquired	-	(3,110,646)
Costs incurred to develop technology	(419,359)	(180,314)
Purchases of property and equipment	(84,237)	(37,850)
Proceeds from the sale of property and equipment	9,060	-
Security deposits	(12,476)	-
Net cash provided by (used in) investing activities	4,114,988	(8,614,343)

Cash flows from financing activities:
Proceeds from the sale of common stock	5,235,300	-
Payment of offering costs	(670,877)	-
Repayment of note payable	(1,336,944)	-
Merchant reserve	(400,000)	667,709
Shares repurchased on vesting of restricted stock	(211,841)	-
Payments of capital leases	(15,232)	(7,165)
Repurchase of common stock	-	(25,862)
Merchant cash advances	-	(447,371)
Net cash provided by financing activities	2,600,406	187,311

Net increase (decrease) in cash and cash equivalents	551,226	(17,217,028)
Cash and cash equivalents, beginning of year	1,519,467	18,736,495
Cash and cash equivalents, end of year	$2,070,693	$1,519,467

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2015	2014

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-
Non-cash disclosures:
Working capital adjustment to note payable	$32,281	$-
Increase in goodwill resulting from NAPW legal settlement	$133,693	$-
Common stock issued in connection with acquisition of NAPW	$-	$35,272,033
Fair value of options issued in connection with acquisition of NAPW	$-	$556,496
Fair value of warrants issued in connection with acquisition of NAPW	$-	$294,342
Promissory note issued in connection with acquisition of Global Outreach	$-	$1,389,386

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), as well as Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. The Company is a corporation organized under the laws of Delaware, originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals though its website, as well as at events hosted at its local chapters across the country. The Noble Voice division typically conducts over 25,000 career consultations per week. Noble Voice monetizes these consultations by using proprietary technology to drive inexpensive online traffic to our offline call center and generating value-added leads for the Company’s strategic partners who provide continuing education and career services.

2. Liquidity, Financial Condition and Management’s Plans

The Company funds its operations principally from cash on hand and accounts receivable collected.

In April and May 2015, the Company sold an aggregate of 1,745,100 shares of the Company’s common stock at $3.00 per share for gross proceeds of $5,235,300. Net proceeds, after the payment of commissions and legal and other expenses, amounted to approximately $4,564,400 (see Note 12).

The Company is closely monitoring and controlling operating costs and capital requirements and has developed an operating plan for 2016. The Company is also leveraging the benefits of the combined operations and has actively begun eliminating duplicative costs across the organization. The Company has also developed new products that leverage the operating strengths of the three distinct business units and anticipates positive market acceptance. The Company’s continuing efforts to reduce cash outflows and monitor costs is reflected in the improved cash used in operating activities for the year ended December 31, 2015 of $6,164,000, compared to the year ended December 31, 2014 of $8,790,000. The Company is making cost reductions in the areas of its staffing levels and operating budgets. Management believes that the Company’s cash, investments on hand and anticipated cash to be received from expected future sales will be sufficient to sustain operations for the next twelve months. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity.

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

Significant estimates underlying the financial statements include the fair value of acquired assets and liabilities associated with acquisitions; assessment of goodwill, other intangible assets and long-lived assets for impairment; allowances for doubtful accounts and assumptions related to the valuation of stock-based compensation.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Certificates of deposit	$500,000	$483	$-	$500,483
	$500,000	$483	$-	$500,483

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Certificates of deposit	$1,099,775	$1,168	$-	$1,100,943
Municipal bonds	536,046	-	(6,572)	529,474
Corporate fixed income bonds	3,563,057	808,948	-	4,372,005
	$5,198,878	$810,116	$(6,572)	$6,002,422

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2015 and 2014, the allowance for doubtful accounts amounted to $95,000 and $25,000, respectively.

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. The commissions are deferred and amortized over the term of membership, which is a 12 month period. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of comprehensive loss. Amortization expense amounted to $2,252,000 and $540,000 for the years ended December 31, 2015 and 2014, respectively.

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

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, and the recurring losses in the PDN Network, the Company undertook a review of the carrying amount of its goodwill. The Company performed its review based on both qualitative and quantitative factors and determined that carrying value of NAPW’s and PDN’s goodwill exceeding its implied fair value. Accordingly, the Company recorded a goodwill impairment charge of $25,113,000 in the accompanying consolidated statement of comprehensive loss for the year ended December 31, 2015.

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

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the years ended December 31, 2015 and 2014, the Company incurred advertising and marketing expenses of approximately $6,129,000 and $2,215,000, respectively. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of comprehensive loss. At December 31, 2015 and 2014, prepaid advertising costs of $0 and $53,000, respectively, are recorded in prepaid expenses and other assets in the accompanying consolidated balance sheets.

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

Income Taxes - The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement basis and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2015.

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

The following table presents a summary of fair value measurements for certain financial instruments measured at fair value on a recurring basis:

		December 31,
Financial Instrument	Level	2015	2014
Warrant liability	3	$-	$93,789

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

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “change in fair value of warrant liability” in the Company’s consolidated statements of comprehensive loss.

As of December 31, 2015 and 2014, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The warrant liability was valued using the Black-Scholes option pricing model and the following assumptions on the following dates:

	December 31,
	2015	2014
Strike price	$10.00	$10.00
Market price	$0.50	$4.87
Expected life	3.17 years	4.17 years
Risk-free interest rate	1.62%	1.62%
Dividend yield	0.00%	0.00%
Volatility	36%	42%
Warrants outstanding	131,250	131,250
Fair value of warrants	$-	$93,789

The Company decreased the warrant liability by $93,789 to reflect the change in the fair value of the warrant instruments for the year ended December 31, 2015. The following table sets forth a summary of the changes in the fair value of the Level 3 financial liabilities that are measured at fair value on a recurring basis:

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance – January 1, 2015	$(93,789)
Decrease in net value of warrant liability	93,789
Balance –December 31, 2015	$-

Net Loss per Share - The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2015 and 2014 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2015	2014
Warrants to purchase common stock	362,500	362,500
Stock options	157,190	346,000
Unvested restricted stock	44,445	200,001
	564,135	908,501

Recent Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) simplifying the balance sheet classification of deferred taxes. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. Under prior guidance, an entity was required to separate deferred income tax liabilities and assets into current and non-current amounts. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected. For public entities, the guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted the new guidance on a prospective basis for its year ending December 31, 2015. Financial statements for prior periods were not retrospectively adjusted. The new guidance had no impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which eliminates the current guidance that requires an acquirer in a business combination to account for measurement-period adjustments retrospectively as if the accounting for the business combination had been completed at the acquisition date. Instead, under the new guidance, an acquirer recognizes measurement-period adjustments in the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment or change the length of the measurement period, which cannot exceed one year from the date of the acquisition. The guidance is effective for annual and interim periods beginning after December 15, 2015, and the guidance is applied prospectively to adjustments to provisional amounts that occur after the adoption date. As permitted, the Company has elected to early adopt this guidance as of December 31, 2015. The adoption of this guidance did not have any impact of the Company’s consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest” (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments of ASU 2015-03. In August 2015, ASU 2015-03 was amended by ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (ASU 2015-15). ASU 2015-15 adds language to ASU 2015-03 based on the SEC Staff Announcement that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For public business entities, ASU 2015-03, as amended by ASU 2015-15, is effective for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. For all other entities, ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company has early adopted ASU 2015-03 for the year ended December 31, 2015.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have any impact of the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standard Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 was initially effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures. In July 2015, the FASB deferred the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions.

4. Acquisitions

Acquisition of Noble Voice

On November 26, 2014, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Global Outreach Ventures, Inc. (“Global Outreach”), Eric Bull (“Mr. Bull”), Terri Gladwell (“Ms. Gladwell”) and Sergio Zlobin (“Mr. Zlobin,” and together with Mr. Bull and Ms. Gladwell, the “Stockholders”), pursuant to which the Company acquired all of the issued and outstanding membership interests of Global Outreach’s wholly-owned subsidiaries, Noble Voice LLC (“Old Noble Voice”) and Compliant Lead LLC (“Compliant” and, together with Old Noble Voice, “Noble Voice”) for an aggregate purchase price of $1,389,386, consisting of a promissory note (see Note 9).

The acquisition of Noble Voice was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Noble Voice are included in the consolidated financial statements from the effective date of acquisition of November 26, 2014. Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such a reassessment and concluded that the values assigned for the Noble Voice acquisition result in a fair measurement of the purchase price allocation for financial statement recognition purposes. Consequently, the Company recognized a gain on bargain purchase in the amount of $429,956 arising from the acquisition of Noble Voice, which has been recorded in the accompanying consolidated statement of comprehensive loss during the year ended December 31, 2014. The gain on bargain purchase was primarily the result of restricted stock considerations payable to the former owners, which was excluded from the purchase price, as the payment was contingent on future employment. There was no goodwill as a result of the acquisition.

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

Total revenues and income from continuing operations since the date of the acquisition of Noble Voice, included in the consolidated statements of comprehensive loss for the year ended December 31, 2014, are $1,061,041 and $428,895, respectively.

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

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Merger Agreement, the Company acquired all issued and outstanding shares of Old NAPW’s common stock for an aggregate purchase price consisting of (i) 5,110,975 shares of Common Stock of the Company, which were issued to Mr. Proman, (ii) 959,096 shares of Common Stock, which were issued pursuant to a subscription agreement to Star Jones, NAPW’s President and National Spokeswoman, (iii) 239,774 shares of Common Stock, which were issued pursuant to a subscription agreement to Christopher Wesser, NAPW’s General Counsel (together with the shares issued to Mr. Proman and Ms. Jones, the “Merger Shares”), (iv) cash of $3,555,000, (v) a promissory note in the original principal amount of $445,000 payable to Mr. Proman (see Note 10) (vi) an option for Mr. Proman to purchase 183,000 shares of the Company’s Common Stock at a price of $3.45 per share, (vi) a warrant for Mr. Proman to purchase 50,000 shares of the Company’s Common Stock at a price of $4.00 per share and (vii) a warrant for Mr. Proman to purchase 131,250 shares of the Company’s Common Stock at a price of $10.00 per share.

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

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2015, Old NAPW settled a legal case that existed prior to the Merger (see Note 11). As a result of the settlement, the Company recorded an increase in goodwill of $133,693 during the year ended December 31, 2015.

On July 16, 2015, the Company and Mr. Proman entered into a Separation Agreement and Mutual Release of All Claims (the “Separation Agreement”) (see Note 11).

The following unaudited consolidated pro forma information gives effect to the acquisitions of Noble Voice and NAPW as if these transactions had occurred on January 1, 2014. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisitions been completed on January 1, 2014, nor are they indicative of results that may occur in any future periods. Pro forma information is not presented for the year ended December 31, 2015, as the Company’s results of operations include the consolidated results for the full period.

Year Ended December 31,
2014
Revenues	$42,793,803
Net loss	$(4,628,737)

Net loss per share:
Basic and diluted	$(0.36)

Weighted average shares outstanding:
Basic and diluted	12,788,663

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and Equipment

Property and Equipment is as follows:
	December 31,
	2015	2014
Computer hardware	$371,893	$370,442
Furniture and fixtures	227,828	311,487
Leasehold improvements	147,016	281,638
	746,737	963,567
Less: Accumulated depreciation	(302,339)	(88,798)
	$444,398	$874,769

In connection with the closing of NAPW’s office in Los Angeles, California (see Note11), the Company wrote off the remaining net book value of its furniture and fixtures and leasehold improvements as of December 31, 2015 in the amount of $191,946, which is recorded in general and administrative expenses in the accompanying statements of comprehensive loss.

Depreciation expense for the years ended December 31, 2015 and 2014 was $279,455 and $26,520, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of comprehensive loss.

6. Capitalized Technology

Capitalized Technology, net is as follows:
	December 31,
	2015	2014
Capitalized cost:
Balance, beginning of period	$1,469,413	$1,289,099
Additional capitalized cost	419,359	180,314
Balance, end of period	$1,888,772	$1,469,413

Accumulated amortization:
Balance, beginning of period	$943,343	$596,588
Provision for amortization	488,906	346,755
Balance, end of period	$1,432,249	$943,343
Capitalized Technology, net	$456,523	$526,070

Amortization expense of $488,906 and $346,755 for the years ended December 31, 2015 and 2014, respectively, is recorded in depreciation and amortization expense in the accompanying statement of comprehensive loss.

7. Intangible Assets

Intangible assets, net is as follows:
December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(501,764)	$3,468,236
Paid Member Relationships	5	890,000	(224,972)	665,028
Member Lists	5	8,957,000	(2,264,131)	6,692,869
Developed Technology	3	978,000	(392,167)	585,833
Trade Name/Trademarks	4	480,000	(149,860)	330,140
Customer Relationships	5	280,000	(60,667)	219,333
		15,555,000	(3,593,561)	11,961,439
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$12,051,839

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(90,778)	$3,879,222
Paid Member Relationships	5	890,000	(46,972)	843,028
Member Lists	5	8,957,000	(472,731)	8,484,269
Developed Technology	3	978,000	(66,167)	911,833
Trade Name/Trademarks	4	480,000	(29,861)	450,139
Customer Relationships	5	280,000	(4,666)	275,334
		15,555,000	(711,175)	14,843,825
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$14,934,225

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016	$2,868,400
2017	2,802,233
2018	2,563,872
2019	1,846,697
2020	397,000
Thereafter	1,483,237
$11,961,439

8. Goodwill

Goodwill is summarized as follows:
	2015	2014
Balance at January 1,	$45,180,531	$735,328
Acquisition of NAPW	-	44,445,203
Increase in goodwill due to Old NAPW legal settlement	133,693	-
Impairment expense on NAPW	(24,717,157)	-
Impairment expense on PDN	(395,877)
Balance at December 31,	$20,201,190	$45,180,531

9. Note Payable

In connection with the Company’s acquisition of Old Noble Voice, and Compliant, the Company entered into a non-interest bearing promissory note (“NV Promissory Note”) with Victory Holdings Group, LLC (“Victory Holdings”), a company owned by a former member of Noble Voice. Pursuant to the NV Promissory Note, Old Noble Voice and Compliant agreed to pay Victory Holdings an aggregate initial amount of $1,389,386. The initial amount to be repaid under the NV Promissory Note is subject to modification based upon collected accounts receivable and assumed accounts payable included in the acquisition. The NV Promissory Note requires monthly payments, subject to the modifications as defined in the Purchase Agreement, beginning on January 2, 2015 through and including December 1, 2015. The NV Promissory Note is secured by a security interest in the accounts receivable as of the closing date of November 26, 2014. For the year ended December 31, 2015, payments made on the NV Promissory Note totaled $1,336,944 and the note was contractually reduced by $32,281, based upon the terms of the NV Promissory Note, which requires periodic modification of the amounts due resulting from the Company’s analysis of the acquired accounts receivable and assumed accounts payable. As of December 31, 2015, the Company wrote off the remaining balance of the NV Promissory Note in the amount of $20,161. At December 31, 2015 and 2014, the amount outstanding under the NV Promissory Note was $0 and $1,389,386, respectively.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Promissory Note

The Company has an outstanding promissory note in the amount of $445,000 (the “Promissory Note”) payable to Matthew Proman, the Company’s former Executive Vice President and Chief Operating Officer (see Note 11). The Promissory Note originally matured on August 15, 2015, has an annual interest rate of 0.35% and was due and payable in quarterly installments of $137,500 on each of November 15, 2014, February 15, 2015, May 15, 2015, with a final payment of $32,500 payable on August 15, 2015. However, if NAPW (on a stand-alone basis) on any payment date fails to meet certain performance criteria as of the end of the fiscal quarter then most recently ended with respect to gross revenue and net cash from operations, then the Company’s obligation to make payments of principal and accrued interest on that date will be deferred to the next payment date that follows the next fiscal quarter end during which NAPW is able to meet such performance criteria, and the maturity date shall be correspondingly extended until such time as the note may be repaid in full. If NAPW (on a stand-alone basis) on any payment date, as of the end of the fiscal quarter then most recently ended, satisfies the gross revenue performance criteria, but fails to satisfy the cash flow performance criteria, then the Company will only be required to make payments of interest and principal to the extent NAPW has positive cash flows from operations equal to or greater than the amount due, as defined in the Promissory Note. The Promissory Note is not convertible or exchangeable for shares of the Company’s Common Stock, is unsecured and may be prepaid, in full or in part, at any time by the Company without premium or penalty. The amounts owing under the Promissory Note may be accelerated upon the occurrence of an event of default. NAPW did not meet any of the specified performance criteria during the term of the Promissory Note. Accordingly, payment of the $137,500 due on February 15, 2016 will be deferred until May 15, 2016.

The stated interest rate of the Promissory Note is 0.35%, which was determined to be below the Company’s expected borrowing rate of 4.80%, therefore the Promissory Note was discounted by $10,418 using a 4.45% imputed annual interest rate. The discount was amortized over the term of the Promissory Note as non-cash interest expense in the consolidated statements of comprehensive loss.

The discount was fully amortized at December 31, 2015. Interest expense amounted to $9,370 and $2,993 for years ended December 31, 2015 and 2014, respectively, which includes amortization of debt discount of $10,418 and $2,604, respectively. There were no payments made on the Promissory Note for the year ended December 31, 2015. The Promissory Note, net of the unamortized discount, amounted to $445,000 and $437,186 as of December 31, 2015 and December 31, 2014, respectively.

11. Commitments and Contingencies

Lease Obligations - The Company leases office space, a corporate apartment, office furniture and equipment under various operating lease agreements.

The Company leases an office for its headquarters in Illinois, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates from February 2016 through February 2019.

During 2015, the Company closed NAPW’s Los Angeles, California and Jericho, New York offices. As a result this decision, the Company recorded an expense for the write off of the remaining net book value of its furniture and fixtures and leasehold improvements in the amount of $191,946 and recorded the present value of the remaining lease obligations expected to be incurred for the remainder of the respective lease terms in the amount of $658,551. The expected lease obligations have been offset by expected sublease income. The lease obligation expense is recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive loss. The corresponding current portion of the liability in the amount of $232,284 and the long-term portion of the liability in the amount of $426,267 are recorded in accrued expenses and other liabilities, respectively, in the accompanying consolidated balance sheets at December 31, 2015.

Rent expense, amounting to $1,436,902 and $618,551 for the years ended December 31, 2015 and 2014, respectively, is included in general and administrative expense in the consolidated statements of comprehensive loss. Included in rent expense is sublease income of $345,000 and $0 for the years ended December 31, 2015 and 2014, respectively. The sublease runs through July 2018 and calls for escalating payments during its term.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future annual minimum payments net of sublease income due under the leases are summarized as follows:

Year ended December 31,
2016	$1,422,819
2017	1,331,495
2018	1,132,112
2019	101,187
$3,987,613
Legal Proceedings

Noble Voice LLC, a wholly-owned subsidiary of the Company, is party to litigation captioned as Expand, Inc. v. Noble Voice LLC et al., Case No.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) in September of 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief. In February of 2016 the parties agreed to a settlement in principle, for a nominal amount that will be subject to a confidentiality agreement once approved by the Court.

The Company and its wholly-owned subsidiary, Noble Voice, LLC, are parties to litigation captioned as Coleman v. Noble Voice, LLC, et al., Case No. 15-CV-6791 (N.D. Ill.), a putative class action, pursuant to which a consumer alleged that Noble Voice violated the Telephone Consumer Protection Act (“TCPA”) by contacting him in relation to a job for which he applied online. The action complaint seeks unspecified damages and injunctive relief. The lawsuit was filed in August of 2015 and the Company timely filed its answer.  While the case is in preliminary discovery stages, the Company is confident in its TCPA compliance practices. While the outcome of this lawsuit is uncertain, the Company believes that the claims asserted are without merit and intends to aggressively defend against the claims.

The Company is party to litigation captioned as Norma Vazquez v. Professional Diversity Network, Inc., Case No. 16-CV-13-WCO (N.D.Ga.), a putative class action, pursuant to which a consumer alleged that the Company violated the TCPA by sending her a text message inviting her to attend a career fair. The complaint seeks unspecified damages and injunctive relief. The lawsuit was filed in January of 2016 and the Company has not yet answered but is within its time to do so. While the outcome of this lawsuit is uncertain, the Company believes that the claims asserted are without merit and intends to aggressively defend against these claims.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action alleging violations of various California Labor Code (wage & hour) sections. The plaintiffs seek unspecified damages. The complaint was filed in December of 2016 and the Company has answered. The parties have not yet begun to conduct discovery, but have engaged in discussions to create a universal settlement. While the outcome of this lawsuit and its prospective settlement are uncertain, the Company believes that its resolution will not have a material negative impact on the Company’s financial performance.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned as Crystal Martin, et al. v. NAPW, Inc., et al., No. BC606543 (Los Angeles Sup. Ct.), alleging violations of various California Labor Code (wage & hour) sections. The plaintiffs seek unspecified damages and civil penalties pursuant to the California Labor Code. The complaint was served in January of 2016. The parties have agreed to a settlement in principle for a nominal amount.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Ilana Youngheim v. NAPW, Inc., et al., No. BC605928 (Los Angeles Sup. Ct.), a case alleging discrimination in violation of California Fair Employment and Housing Act (disability discrimination). The plaintiff seeks unspecified damages, back pay, front pay, lost employment benefits and other compensation. The complaint was served in February of 2016 and the Company has not yet answered but is within its time to do so.  While the outcome of this lawsuit is uncertain, the Company believes that the claims asserted are without merit and intends to aggressively defend against these claims.
The Company’s wholly-owned subsidiary, NAPW, Inc., is the respondent in two matters currently pending before the New York State Division of Human Rights (“DHR”), captioned Adrianne Kay Mack v. NAPW Merger Sub, Inc., No. 10178056 and Adrianne Kay Mack v. National Association of Professional Women, No. 10178191.  These related cases from a single former employee allege that the employee received disparate treatment on account of her race or national origin (in No. 10178056) and that she was terminated in retaliation for filing her original complaint (in No. 10178191).  The Company has answered both complaints.  With respect to the retaliation complaint the Company has presented the DHR with compelling evidence that the employee was terminated before the Company received or became aware of her initial complaint.  Though the outcome of any case is uncertain, the Company believes that the claims asserted are without merit and intends to aggressively defend against the claims.

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

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Separation Agreement

On July 16, 2015, the Company and Mr. Proman entered into a Separation Agreement whereby Mr. Proman resigned from his position as the Company’s Executive Vice President and Chief Operating Officer and resigned from the Company’s Board of Directors. Under the terms of the Separation Agreement, the Company paid Mr. Proman severance in an amount equal to the value of nine months of his annual salary, or $206,250, which is recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive loss. The Company will also reimburse Mr. Proman for the amount of any premiums for individual medical insurance during the nine-month period following the date of the Separation Agreement. Mr. Proman released and discharged the Company and its officers, directors, employees and agents from any and all claims, whether then known or unknown, which Mr. Proman then had based upon or arising out of any matter occurring or existing at any time up to and including the date of the Separation Agreement. The Company likewise released and discharged Mr. Proman from any and all claims, whether then known or unknown, which the Company then had based upon or arising out of any matter occurring or existing at any time up to and including the date of the Separation Agreement.

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

12. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 25,000,000. As of December 31, 2015, the Company had 14,466,513 shares of common stock outstanding.

In April 2015, the Company sold an aggregate of 1,670,000 shares of the Company’s common stock at $3.00 per share for gross proceeds of $5,010,000. Net proceeds, after the payment of commissions and legal and other expenses, amounted to approximately $4,400,000. In May 2015, the underwriters elected to exercise their option to purchase an additional 75,100 shares of the Company’s common stock at $3.00 per share, for gross proceeds of $225,300, or approximately $210,000 after the payment of underwriting commissions and discounts

13. Stock-Based Compensation

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

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2015:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2014	346,000	$3.45	9.4	$491,320
Granted	32,857	4.90
Exercised	-	-
Forfeited or Canceled	(221,667)	(3.45)
Outstanding – December 31, 2015	157,190	$3.75	8.0	$-

Exercisable – December 31, 2015	47,668	3.45	6.6	$-

 A summary of the changes in the Company’s unvested stock options is as follows:
	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2014	163,000	$1.65
Granted	32,857	1.87
Vested	(47,668)	(1.65)
Forfeited or Canceled	(38,667)	2.80
Unvested – December 31, 2015	109,522	$1.72

On March 23, 2015, the Company granted 32,857 stock options to certain directors for future services. These options had a grant date fair value of $61,443 using the Black-Sholes option-pricing model with the following assumptions:

Risk-free interest rate	1.41%
Expected dividend yield	0.00%
Expected volatility	39.47%
Expected term	5.5 years

The options are exercisable at an exercise price of $3.45 per share over a ten-year term and vest over one year. The Company recorded $46,080 as compensation expense during the year ended December 31, 2015 pertaining to this grant.

On March 31, 2014, the Company granted 187,000 stock options to certain directors, senior management and employees for future services. These options had a fair value of $308,350 using the Black-Sholes option-pricing model with the following assumptions:

Risk-free interest rate	2.02%
Expected dividend yield	0.00%
Expected volatility	48.14%
Expected term	6 years

The options are exercisable at an exercise price of $3.45 per share over a ten-year term and vest over three years. The Company recorded $58,807 and $67,194 as compensation expense during the years ended December 31, 2015 and 2014, respectively, pertaining to this grant.

As discussed in Note 4, the Company issued 183,000 stock options to Mr. Proman as part of the Merger Consideration in connection with the acquisition of NAPW. These options had a fair value of $556,496 using the Black-Scholes option-pricing model with the following assumptions:

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk-free interest rate	1.82%
Expected dividend yield	0.00%
Expected volatility	41.5%
Expected term	5 years

The options were fully vested and exercisable at an exercise price of $3.45 per share over a ten year term. The Company included the fair value of the options of $556,496 as part of the consideration paid in connection with the acquisition of NAPW. These options were canceled in connection with Mr. Proman’s Separation Agreement (see Note 11).

The Company recorded non-cash compensation expense of $104,886 and $67,194 for the years ended December 31, 2015 and 2014, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at December 31, 2015 amounts to $94,382 and is expected to be recognized over a remaining weighted average period of 0.94 years.

Warrants

As of December 31, 2014 and 2015, there were 362,500 warrants outstanding and exercisable, with a weighted average exercise price of $8.34 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at December 31, 2015 and 2014 was 3.5 and 4.5 years, respectively, and the aggregate intrinsic value was $0 and $87,000, respectively.

The Company did not grant any warrants to purchase shares of common stock during the year ended December 31, 2015.

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

No compensation cost was recognized for the years ended December 31, 2015 and 2014 pertaining to warrants.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2015 is as follows:
Number of Shares
Unvested - December 31, 2014	200,001
Granted	-
Vested	(66,666)
Forfeited or Canceled	(88,890)
Unvested – December 31, 2015	44,445

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 4, the Company granted an aggregate of 300,000 shares of restricted common stock to the Stockholders. Of these shares, 99,999 were fully vested on the date of grant and the remaining shares are scheduled to vest in equal annual increments of 66,667 shares over a three year period, with the first vesting date being November 26, 2015, subject to continued employment on each applicable vesting date. The aggregate grant date fair value of the awards amounted to $1,494,000, based upon the closing market price on the date of grant. The Company recorded $341,221 and $497,994 as compensation expense pertaining to the grants during the years ended December 31, 2015 and 2014, respectively.

The Company recorded non-cash compensation expense of $341,221 and $497,994 for the years ended December 31, 2015 and 2014, respectively, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at December 31, 2015 amounts to $212,113 and is expected to be recognized over a weighted average period of 1.91 years.

14. Customer Concentration

The Company’s revenues were historically highly dependent on two customers: LinkedIn and the Apollo Group. The Company’s agreement with LinkedIn terminated on March 29, 2014 and its agreement with the Apollo Group terminated on October 9, 2014.

No individual customers accounted for more than 10% of revenues for the year ended December 31, 2015. For the year ended December 31, 2014, LinkedIn and Apollo Group accounted for 4% and 10%, respectively, of the Company’s revenues. At December 31, 2015, no single customer accounted for 10% or more of the Company’s accounts receivable. At December 31, 2014, two customers accounted for 15% and 12% of the Company’s accounts receivable.

15. Income Taxes

The Company has the following net deferred tax assets and liabilities at December 31, 2015 and 2014:

	December 31,
	2015	2014
Current deferred tax assets:
Allowance for doubtful accounts	$-	$-
Accrued expenses	-	58,200
Current deferred tax asset	-	58,200

Non-current deferred tax assets and liabilities:
Goodwill and intangible assets	$(4,366,005)	$(5,932,461)
Developed technology	(99,530)	(126,516)
Derivative liability	(161,163)	(124,773)
Allowance for doubtful accounts	27,160	-
Accrued expenses	1,455	-
Property and equipment	91,826	(160,361)
Other deferred tax assets	28,928	1,135
Lease liability	255,517	-
Stock based compensation	392,382	219,293
Net operating loss	4,482,051	3,042,072
Valuation allowance	(5,595,529)	-
Non-current deferred tax liability	(4,952,908)	(3,081,611)

Net deferred tax liability	$(4,942,908)	$(3,023,411)

 The benefit for income taxes for the years ended December 31, 2015 and 2014 consists of the following:

	Year Ended December 31,
	2015	2014
Federal:
Current provision	$-	$-
Deferred provision (benefit)	1,682,036	(2,641,731)
	1,682,036	(2,641,731)

State:
Current provision	$-	$-
Deferred provision (benefit)	237,461	(420,377)
	237,461	(420,377)

Income tax expense (benefit)	$1,919,497	$(3,062,108)

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	December31,
	2015	2014
Expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	4.80%	4.80%
Effect of tax rate changes	0.00%	3.81%
Impairment expense	-28.31%	0.00%
Valuation allowance	-16.52%	0.00%
Meals and entertainment	-0.05%	-0.17%
Gain on bargain purchase option	0.00%	2.50%
Tax exempt interest income	0.00%	0.92%
Other	0.41%	0.06%
	(5.67)%	45.92%

The valuation allowance at December 31, 2015 was approximately $5,596,000. The net change in the valuation allowance during the year ended December 31, 2015 was an increase of approximately $5,596,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2015.

At December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $11,552,000. The federal and state net operating loss carryforwards will expire, if not utilized, beginning December 31, 2033.

A tax benefit from uncertain tax positions may be recognized when it is more likely than not that the position that a tax position will be sustained upon examination. Management makes judgments as to the interpretation of the tax laws that may be challenged upon an audit and cause a change of tax liability. As of December 31, 2015 and 2014, the Company did not maintain a reserve for uncertain tax positions.

The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the US include New York, Illinois and California.  In February 2016, the Company received notice that the 2014 tax return of old NAPW is being audited by the Internal Revenue Service.

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

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Segment Information

Since the acquisition of Noble Voice on November 26, 2014 and the merger with NAPW on September 24, 2014, the Company operates in three segments: (i) PDN Network, (2) NAPW Network and (3) Noble Voice operations, which are based on its business activities and organization.

The following tables present key financial information of the Company’s reportable segments as of and for the year ended December 31, 2015:

	Year Ended December 31, 2015
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$24,962,795	$-	$24,962,795
Lead generation	-	-	9,499,203	9,499,203
Recruitment services	3,123,537	-	-	3,123,537
Products sales and other	-	748,648	-	748,648
Consumer advertising and marketing solutions	280,043	-	-	280,043
Total revenues	3,403,580	25,711,443	9,499,203	38,614,226
Loss from operations	(2,489,968)	(30,289,825)	(1,152,018)	(33,931,811)
Depreciation and amortization	378,936	3,089,355	182,456	3,650,747
Income tax expense (benefit)	2,429,932	(429,316)	(81,119)	1,919,497
Capital expenditures	-	39,463	44,774	84,237
Net loss	(4,884,307)	(29,860,509)	(1,050,738)	(35,795,554)

	At December 31, 2015
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	11,502,106	459,333	12,051,839
Total assets	4,167,229	34,985,831	2,274,756	41,427,816

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present key financial information of the Company’s reportable segments as of and for the year ended December 31, 2014:

	Year Ended December 31, 2014
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$5,932,138	$-	$5,932,138
Lead generation revenue	-	-	1,061,041	1,061,041
Recruitment services	2,920,791	-	-	2,920,791
Product sales and other revenue	-	237,818	-	237,818
Consumer advertising and consumer marketing solutions revenue	1,491,943	-	-	1,491,943
Total revenues	4,412,734	6,169,956	1,061,041	11,643,731
(Loss) income from operations	(3,609,397)	(2,417,068)	428,895	(5,597,570)
Depreciation and amortization	369,314	700,099	15,038	1,084,451
Income tax (benefit) expense	(3,320,079)	258,381	(410)	(3,062,108)
Capital expenditures	37,850	-	-	37,850
Net (loss) income	(1,411,932)	(2,675,449)	429,305	(3,658,076)

	At December 31, 2014
Goodwill	$735,328	$44,445,203	$-	$45,180,531
Intangible assets, net	90,400	14,208,492	635,333	14,934,225
Total assets	9,059,403	62,213,575	3,319,494	74,592,472

17. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Master Credit Facility

In March 2016, the Company entered into a Master Credit Facility with White Winston Select Asset Funds, LLC (“White Winston”), a private investment fund, pursuant to which the Company was granted a revolving credit facility (the “Facility”) in the aggregate amount of up to $5,000,000. The closing of the Master Credit Facility (the “Closing”) is subject to the receipt of required regulatory approvals. The Facility is issued at 97% of par value (the “Debt Discount”), with such Debt Discount deducted from the gross amount of the proceeds available under the Facility at Closing. White Winston shall make advances under the Facility provided that the aggregate principal amount outstanding under the Facility shall not exceed 75% of the then-outstanding balance of the Company’s customer receivables (as defined in the Facility). The Facility matures 24 months from the Closing and bears interest at a rate of 8.0% per annum. Interest is payable monthly in arrears. In addition, from and after the first anniversary of the date of the Facility and continuing until the Facility is repaid in full, the Company is required to pay an additional fee of 3.0% on the average daily unborrowed portion of the Facility. The fee is payable quarterly in arrears.

The Company granted White Winston a first priority lien in all tangible and intangible property now owned by the Company or to be acquired in the future. In addition, the Company established a cash collateral account, pursuant to which all revenues and payments due to the Company will be deposited into such account and will act as security for the credit facility. The Company has unrestricted access to the cash collateral account.

Upon Closing, the Company will issue to White Winston warrants, exercisable for a period of five years from the Closing, to purchase up to (i) 1,000,000 shares of the Company’s common stock at a price of $0.25 per share (the “Fixed $0.25 Warrant”); (ii) 1,750,000 shares of the Company’s common stock at a price of $0.25 per share (the “Pro Rata Warrant”); provided that the number of shares for which the Pro Rata Warrants are exercisable shall be pro-rata based on the ratio of the actual advances made under the Facility to the aggregate face amount of the Facility and (iii) 1,000,000 shares of the Company’s common stock at a price of $2.50 per share (the “Fixed $2.50 Warrant”). Upon Closing and for so long as White Winston beneficially owns more than 10% of the Company’s outstanding common stock, White Winston will have the right to designate three nominees for election to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

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

/s/ James Kirsch	March 30, 2016
James Kirsch Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ David Mecklenburger	March 30, 2016
David Mecklenburger Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Star Jones	March 30, 2016
Star Jones President and Director

/s/ Donna Brazile	March 30, 2016
Donna Brazile Director

/s/ Barry Feierstein	March 30, 2016
Barry Feierstein Director

S-1

/s/ Daniel Marovitz	March 30, 2016
Daniel Marovitz Director

/s/ Stephen Pemberton	March 30, 2016
Stephen Pemberton Director

/s/ Andrea Sáenz	March 30, 2016
Andrea Sáenz Director

 S-2