Form 10-K/A
period 2015-12-31
Professional Diversity Network, Inc.
filed 2016-05-04
CIK 1546296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment #1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE
NONE

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed by Professional Diversity Network, Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”) on March 30, 2016 (the “Original Filing”). The Company is filing this Amendment No. 1 to include the information required by Part III of Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the Original Filing or modify or update those disclosures that may be affected by subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers and the positions held by each of them are as follows:

(a)	Directors

Name	Age	Principal Occupation
James Kirsch	55	Executive Chairman
Donna Brazile	56	Director
Barry Feierstein	55	Director
Star Jones	54	President and Director
Daniel Marovitz	43	Director
Stephen Pemberton	48	Director
Andrea Sáenz	43	Director
Randi Zuckerberg	34	Director

James Kirsch has been an executive with us since 2008 and has served as the Chairman of our Board of Directors since the consummation of our initial public offering in March 2013. He served as our Chief Executive Officer from the consummation of our initial public offering in March 2013 to March 2016 at which time he assumed the position of Executive Chairman and assumed management responsibilities for the Company’s PDN Network and Noble Voice divisions. Mr. Kirsch served as Chief Strategic Officer at AMightyRiver.com, a division of the Company from 2004 to 2008 and from 1996 to 2001 as Chief Executive Officer of eSpecialty Brands, an online retail company.  Mr. Kirsch was selected to serve as a director based on the Board’s belief that his broad executive experience and his experience as a founder of our company brings him unique understanding of the challenges and opportunities for our company.

Donna Brazile has been a member of the Board since September 2014 and is a veteran Democratic Party political strategist, adjunct professor, author, syndicated columnist, television political commentator, Vice Chair of Voter Registration and Participation at the Democratic National Committee and former interim National Chair of the Democratic National Committee, as well as the former chair of the DNC’s Voting Rights Institute. Ms. Brazile worked on every presidential campaign from 1976 through 2000, when she became the first African American to manage a presidential campaign. Since 2000, Ms. Brazile has lectured at over 150 colleges and universities across the country on such topics as Inspiring Civility in American Politics, Race Relations in the Age of Obama, Why Diversity Matters and Women in American Politics. Author of the best-selling memoir Cooking with Grease: Stirring the Pots in American Politics, Ms. Brazile has served as an adjunct professor at Georgetown University since 2012, a syndicated newspaper columnist for Universal Uclick, a columnist for Ms. magazine and O, the Oprah Magazine, an on-air contributor to CNN and ABC, where she regularly appears on ABC’s This Week. Since 2009, she has been on the board of the National Democratic Institute (NDI), National Institute for Civil Discourse and the Joint Center for Political and Economic Studies. Ms. Brazile is founder and has been managing director of Brazile & Associates LLC, a general consulting, grassroots advocacy and training firm based in Washington, D.C. from 2002 to present.  Ms. Brazile was selected to serve as a director based on the Board’s belief that she brings a high degree of knowledge and experience with the factors that drive diversity hiring in both the public and private sectors, and has stood apart for many years as a thought leader in this area.

Barry S. Feierstein has been a director since the consummation of our initial public offering in March 2013. Since January 2016, Barry Feierstein has served as Chief Operating Officer of Fundation Group LLC, an online direct lender to small businesses, where he is responsible for overseeing multiple aspects of the business including marketing, business development, lending operations, servicing, compliance, finance and administration. From September 2014 to January 2016, Mr. Feierstein was self-employed as a business management consultant.  From 2010 through 2013, he held executive roles with the University of Phoenix, an online institution of higher learning and a wholly owned subsidiary of the Apollo Group Apollo Education Group, including Executive Vice President, Workforce Solutions and then as Chief Business Operating Officer. Beginning in December 2013 he transitioned to the Apollo Group where he served as the Chief Commercial Officer until September 2014. Mr. Feierstein has expertise in online marketing, with a specific concentration in online education and marketing.  Mr. Feierstein was selected to serve as a director based on the Board’s belief that his ability to analyze complex Internet marketing strategies and experience in connecting education to careers is an asset to the Board.

Star Jones has been a member of the Board since September 2014 and joined NAPW’s predecessor company in September 2011 as its National Spokesperson and became its Chief Development Officer in May 2013 and President in June 2014. Ms. Jones became the “face” of NAPW, tasked with conveying the message, brand and image of NAPW worldwide. As President, she has responsibility for the overall development, expansion and implementation of NAPW’s development and programming strategy. For the last 25 years, Ms. Jones has been a licensed attorney in the State of New York and was formerly a New York homicide prosecutor. Ms. Jones has worked in television for more than 20 years as a journalist, talk show host, commentator, NBC News Legal Correspondent and Veteran Legal Analyst and co-host of ABC’s The View for nine years. She is also regularly seen on NBC’s Today Show and CNN’s Piers Morgan Live as a veteran law and news analyst. Ms. Jones is also an accomplished author who has written two best-selling non-fiction books, You Have to Stand for Something, or You’ll Fall for Anything and Shine...a Physical, Emotional & Spiritual Journey to Finding Love. Her third book, Satan’s Sisters, a fictional account of the behind-the-scenes workings of a daytime talk show, was published in the spring of 2011, and is being developed into a network television movie and series by VH1, which Ms. Jones is co-executive producing. In the corporate world, Ms. Jones has been a featured personality for numerous consumer brands including Payless, Saks Fifth Avenue and Kohls, and has appeared on the cover of and/or been featured in a number of major newspapers and magazines in the country on topics ranging from news to lifestyle. Her newest venture, Status, by Star Jones, a collection of women’s apparel for the professional woman, was launched by QVC in the fall of 2013. Since 2011, she has actively participated in the American Heart Association’s National Go Red efforts, has lobbied Congress on behalf of that association and was asked by the Presidential Inaugural Committee to speak at the National Day of Service on heart health during President Obama’s 2013 Inauguration. As the National Volunteer for the American Heart Association, Ms. Jones led NAPW in its efforts to help raise awareness of heart disease during “Heart Month,” helping to raise millions of dollars for much needed research and community outreach. Ms. Jones was selected to serve as a director based on her substantial leadership and networking abilities, as well as her in-depth knowledge of the business of NAPW.

Daniel Marovitz has been a director, chairman of our audit committee and a member of our compensation and nominating and corporate governance committees since the consummation of our initial public offering in March 2013. Since February of 2015, Mr. Marovitz has been serving as President (Europe) of Earthport PLC, a public company that specializes in the provision of cross-border payments services. Prior to serving in that role, Mr. Marovitz was Chief Executive Officer of Faculty 1000 Ltd., a privately held science publishing and software company. He is the founder and former Chief Executive Officer, from July 2011 to February 2013, of Buzzumi, a software platform that helps consulting and advice-based businesses operate online. From 2007 to 2011, he served as Head of Product Management and member of the board of Deutsche Bank’s Global Transaction Bank. Mr. Marovitz also serves on the board of directors of Doctor Care Anywhere Limited, a privately held telemedicine company offering doctor consultations over the internet. Mr. Marovitz is an experienced operational and theoretical thought leader regarding Internet companies. Mr. Marovitz was selected to serve as a director based on the Board’s belief that he brings valuable advice relating to Internet activities, user experience and online marketing to the Company.

Stephen Pemberton has been a director, chairman of our nominating and corporate governance committee and a member of our audit and compensation committees since the consummation of our initial public offering in March 2013. In 2011, he joined Walgreen Co., a retail pharmacy company, as Divisional Vice-President and Chief Diversity Officer. From 2005 to 2010, Mr. Pemberton was Chief Diversity Officer and Vice-President of Diversity and Inclusion at Monster Worldwide.com. Mr. Pemberton received a B.A. in Political Science from Boston College in 1989.  Mr. Pemberton was selected to serve as a director based on the Board’s belief that as a respected authority on diversity and inclusion matters in the workplace, he provides the Board with insight and experience he has gained from his service as a Chief Diversity Officer at two public companies.

Andrea Sáenz has been a Director since the Company’s initial public offering in March of 2013. From 2012 to present she has served as First Deputy Commissioner for the Chicago Public Library, a citywide system of 80 neighborhood libraries. In this role, she leads program design and evaluation and supports strategy and organizational development. Prior to joining the Library, from 2011 to 2012, Ms. Sáenz served as Chief of Staff to Chicago Public Schools CEO, coordinating strategy development, implementation of district-wide initiatives and foundation, corporate and government grant development. From 2010 to 2011, Ms. Sáenz was Policy Advisor at the Office of Career, Technical and Adult Education at the US Department of Education in Washington, DC and Executive Director of the Hispanic Alliance for Career Enhancement (HACE), a national organization working collaboratively with business and non-profit employers, universities and schools to increase Latinos’ entry into and success in professional careers. Ms. Sáenz was selected to serve as a director based on the Board’s belief that she brings critical experience as an accomplished leader in the field of professional and educational advancement with expertise in educational and career access for minorities.

Randi Zuckerberg has been a director since September 2014 and is the Founder and Chief Executive Officer of Zuckerberg Media, a boutique marketing firm and production company working with high profile organizations and Fortune 500 companies such as The Clinton Global Initiative, Cirque du Soleil, Condé Nast and PayPal. She is the author of two books, Dot Complicated, a New York Times Best Seller, and Dot, a children’s picture book. Ms. Zuckerberg also works as a television producer and contributor. In 2011, she was nominated for an Emmy Award for her innovative blend of online/TV coverage of the U.S. mid-term elections. In 2012, she was the executive producer for a TV docu-series on Bravo about Silicon Valley’s startup culture, and she regularly appears as a contributor for The Today Show and The Katie Couric Show to discuss life in the digital age. From 2005 to 2011, Ms. Zuckerberg served as Director of Market Development and Spokeswoman for Facebook, Inc., one of the largest social media companies. Ms. Zuckerberg was selected to serve as a director based on Ms. Zuckerberg’s experience in creative marketing, her past role at a public company in a growth industry and participation in NAPW conferences.

(b)	Executive Officers

Name	Age	Principal Occupation
Katherine Butkevich	54	Chief Executive Officer
James Kirsch*	55	Executive Chairman
Star Jones*	54	President and Director
David Mecklenburger	56	Chief Financial Officer
Christopher Wesser	46	Executive Vice President, General Counsel and Secretary

* James Kirsch’s and Star Jones’s biographies are set out above under “Directors.”

Katherine Butkevich was named our Chief Executive Officer effective March 30, 2016.  Prior to her appointment, Ms. Butkevich had been a consultant to the Company’s NAPW division since January 2016, helping optimize NAPW’s operations, analyze the market opportunity and build a strategic plan for sustainable and profitable growth and increased member retention. Prior to that, from September 2014 to March 2016, she served as chief operating and financial officer of Recyclebank, a venture capital backed marketing-as-a-service company focused on recycling. Before joining Recyclebank, Ms. Butkevich served as chief financial officer of NAPW, Inc. from April 2012 to April 2014. Earlier, from November 2010 through March 2012, Ms. Butkevich was an independent consultant assisting private clients with their capital raising activities.  Prior to that, Ms. Butkevich served as a VP of Emigrant Capital, the private equity division of Emigrant Bank, and from April 2009 through November 2010, she simultaneously served as chief financial officer of Emigrant Capital’s portfolio companies, Boylan Bottling Company and The Jolt Company. Ms. Butkevich is a Certified Public Accountant. She holds a bachelor’s degree from the University of Miami and is also a graduate of GE’s Management Development Institute at Crotonville.

David Mecklenburger has been our Chief Financial Officer and Secretary since July 2013.  Prior to joining the Company, Mr. Mecklenburger served as Vice President of Business Integration for General Cable Corporation, a publicly traded global provider of wire and cable products, from 2009 to 2012.  From 1989 to 2009, Mr. Mecklenburger served as Chief Financial Officer and Chief Operating Officer of Gepco International, Inc. and Isotec, Inc., manufacturers and distributors of high-end electronic cables which were acquired by General Cable Corp in 2009.  Mr. Mecklenburger has a bachelor’s degree in Accountancy from the University of Illinois at Urbana-Champaign and a master’s degree in Business Administration from the Kellogg School of Management of Northwestern University.  Mr. Mecklenburger is a Certified Public Accountant.

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

Corporate Governance

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Exchange Act during the year ended December 31, 2015, our executive officers and directors complied with all Section 16(a) filing requirements applicable to them.

Audit Committee and Audit Committee Financial Expert

We currently have a standing Audit Committee consisting of three directors, Daniel Marovitz, the Chairperson, Stephen Pemberton and Andrea Sáenz.  Our Audit Committee operates pursuant to an Audit Committee Charter, which was adopted by our Board of Directors, setting forth the responsibilities of the Audit Committee.  A copy of the Audit Committee Charter is posted and available on the Corporate Governance link of the Investor Relations section of the Company’s website, www.prodivnet.com.

Pursuant to its Charter, the Audit Committee is responsible for selecting our independent auditors and overseeing the engagement of our independent auditors.  The Board of Directors has determined that each member of the Audit Committee meets the independence requirements under NASDAQ’s Marketplace Rules and the enhanced independence standards for audit committee members required by the SEC.  In addition, the Board has determined that Mr. Marovitz is an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act.

Procedures for Recommending Nominees to the Board

During 2015, no material changes have been made to the procedures by which shareholders may recommend nominees to our Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2015 and December 31, 2014 by our Chairman and Chief Executive Officer, and our two most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation was in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
James Kirsch,	2015	$327,438	$100,000	—		$9,504	(2)	$436,942
Chairman and Chief	2014	$256,250	$50,000	—		$9,504		$315,754
Executive Officer(1)
Star Jones,	2015	$300,000	$—	—		$24,895	(2)	$324,895
President, Chief	2014	$80,769	$—	$5,361,347	(3)	$21,405		$5,463,521
Development Officer
David Mecklenburger	2015	$251,875	$50,000	$—		$—		$301,875
Chief Financial
Officer
Matthew Proman	2015	$153,365	$—	$—		$221,750	(2)	$375,115
Former Chief
Operating Officer

(1)
Our Board re-designated Mr. Kirsch from his position as our Chief Executive Officer on March 30, 2016.  Mr. Kirsch is continuing to serve as our Executive Chairman with responsibility for the Company’s PDN Network and Noble Voice divisions.

(2)
All other compensation consists of the following: (1) for Mr. Kirsch, an auto allowance, (2) for Ms. Jones, an auto allowance of $7,630, $3,360 for parking and, from January 2015 to March 2015, $13,905 paid to Ms. Jones’ personal driver and (iii) for Mr. Proman, $10,500 for an auto allowance, $5,000 for a personal driver and a severance payment of $206,250.

(3)
The amounts shown in the Stock Awards column reflect unique restricted stock awards granted to Ms. Jones in connection with our merger with NAPW. These awards represent a portion of the total amount of merger consideration that Mr. Proman requested be paid to Ms. Jones in recognition of the considerable services she provided to NAPW. Due to the fact that Ms. Jones was a shareholder in NAPW, these restricted stock awards are considered compensatory and are shown in the table below.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the equity awards we have made to our named executive officers that were outstanding as of December 31, 2015:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested (#)		Market Value of shares or units that have not vested
James Kirsch	—			—	—	—		—
Star Jones	—			—	—	639,397	(1)	$319,699	(2)
David Mecklenburger	10,000	20,000	(3)	$3.45	3/31/2024	—		—
Matthew Proman	183,000	0		$3.45	9/24/2019	—		—

(1)
Represents unvested portion of an award of 959,096 shares of restricted stock granted to Ms. Jones pursuant to the Restricted Stock Agreements entered into on December 30, 2014. Each Restricted Stock Agreement provides that the applicable named executive officer may become vested in his or her shares of Restricted Stock according to the following schedule, contingent upon such named executive officer’s continued employment with the Company (or a subsidiary) on such date: (i) 33 1/3% of the shares of the Restricted Stock vested on September 24, 2015; (ii) 33 1/3% of the shares of the Restricted Stock will vest on September 24, 2016; and (iii) 33 1/3% of the shares of the Restricted Stock will vest on September 24, 2017.

(2)
The market value of the unvested portion of the restricted stock is calculated by multiplying the closing price of the Company’s common stock on December 31, 2015 ($0.50) by the number of unvested restricted stock.

(3)	The stock options awarded pursuant to this stock option grant vest and become exercisable in three equal installments on each anniversary of the grant date (March 31, 2014).

Employment Agreements with Named Executive Officers

We currently have employment agreements with James Kirsch, the Company’s Executive Chairman, who served as its Chief Executive Officer through March 30, 2016; Star Jones, the Company’s President; and David Mecklenburger, the Company’s Chief Financial Officer (each such agreement, an “Employment Agreement,” and collectively, the “Employment Agreements”).

The Employment Agreement with Mr. Kirsch provides that he will serve as the Company’s Chief Executive Officer and may be designated to serve as Executive Chairman of the Board and receive an annual base salary of $275,000. Ms. Jones’s Employment Agreement provides that she will serve as the Company’s President and receive an annual base salary of $300,000, and that she shall have the opportunity to discuss her duties and responsibilities with the Chief Executive Officer. Mr. Mecklenburger’s Employment Agreement provides that he will serve as the Company’s Chief Financial Officer and Secretary and receive an annual base salary of $200,000. Since the end of the fiscal year ended December 31, 2014, the Compensation Committee recommended, and the Board approved, an increase in the annual base salary payable to Mr. Kirsch from $250,000 to $325,000, effective January 1, 2015 and an increase in the annual base salary payable to Mr. Mecklenburger from $200,000 to $250,000, effective January 1, 2015.

Each Employment Agreement provides the named executive officer with an initial term of three years that automatically renews for successive one year terms unless either party provides advance written notice of its intention to terminate the Employment Agreement. The base salary of each of Mr. Kirsch and Mr. Mecklenburger will be automatically increased annually by the greater of 3% of his then current base salary or the annual percentage increase in the Consumer Price Index. If Mr. Kirsch’s role changes such that he is no longer the Chief Executive Officer, his three year term will automatically be renewed and continue for another three years after the date of the change in role. Should such a change in role occur, his base salary cannot be reduced below his then current base salary immediately prior to the change in role.

The Employment Agreements provide that each named executive officer will be eligible for an annual bonus and have his or her salary reviewed each year by the Board. In addition, the named executive officers will be reimbursed for all reasonable business expenses incurred in the ordinary course of business and taking into consideration each such Executive’s unique responsibilities within the Company. The Employment Agreements also generally permit the Executives to participate in all benefit plans and programs offered by the Company.

Under the terms of the Employment Agreements, each named executive officer is subject to a non-competition, non-interference and non-raiding restrictive covenant during their employment and 18 months following the named executive officer’s last day of employment with the Company. In the event that a named executive officer’s employment is terminated without “Cause” or the named executive officer resigns for “Good Reason” (as those terms are defined by the Employment Agreements), the post-employment restrictive covenant period may not extend past the severance period (as described below). The Employment Agreements also contain customary confidentiality, work product and return of Company property covenants.

The Employment Agreements provide each named executive officer with severance pay in the event that such named executive officer is terminated without “Cause” or resigns for “Good Reason.” Upon such a termination of employment, such named executive officer is entitled to continue to receive such named executive officer’s monthly salary at his or her then current rate for the greater of six months or the number of remaining whole months in such named executive officer’s term (whether the initial term or an extension), as well as a pro rata bonus based on the Company’s actual performance for the year in which such termination occurs. Finally, Ms. Jones’ Employment Agreement also provides that she will become immediately fully vested in any unvested shares of restricted stock granted to her in connection with the merger with NAPW, Inc. upon her termination without “Cause” or her resignation for “Good Reason.”

Director Compensation

During 2015, we paid our non-employee directors the following fees in cash (1) $500 or $1,500 for each Board meeting attended telephonically or in person, respectively, (2) $500 for each Committee meeting attended, (3) $2,500 for serving on the Audit Committee and $5,000 for serving as the Audit Committee Chair and (4) $1,000 for serving on the Compensation Committee and $1,000 for serving as the Compensation Committee Chair. In addition, during 2015 non-employee directors received option grants with a grant date fair value of $25,000.  The Audit Committee Chair and the Compensation Committee Chair received an additional option grant with a grant date fair value of $25,000 and $10,000, respectively.

Mr. Kirsch served as our Chief Executive Officer and Ms. Jones served as our President during 2015. As executive officers, these individuals are not compensated for their service as directors.

The following table details the total compensation earned by the Company’s non-employee directors in 2015:

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(6)	All Other Compensation ($)		Total ($)
Donna Brazile	$3,000	(1)	$9,541	$-		$12,541
Daniel Marovitz	$16,000	(2)	$13,357	$-		$29,357
Stephen Pemberton	$8,000	(3)	$9,541	$-		$17,541
Barry Feierstein	$11,375	(4)	$9,922	$83,400	(7)	$104,697
Andrea Sáenz	$6,125	(5)	$9,541	$-		$15,666
Randi Zuckerberg	$2,000	(1)	$9,541	$-		$11,541
__________

(1)	Represents Board meeting fees earned during 2015.
(2)
Represents Board and committee meeting fees earned during 2015 as well as fees earned for Mr. Marovitz’s service as Chair of the Audit Committee and as a member of the Compensation and Governance Committees.

(3)	Represents Board and committee meeting fees earned during 2015 as well as fees earned for Mr. Pemberton’s service as a member of the Compensation and Governance Committees.
(4)
Represents Board and committee meeting fees earned during 2015 as well as fees earned for Mr. Feierstein’s service as a member of the Audit and Governance Committees through August 2015 and for his services as a Chair of the Compensation committee through August 2015.  Mr. Feierstein stepped down from all committees in September 2015.

(5)	Represents Board and committee meeting fees earned during 2015 as well as fees earned for Ms. Sáenz’s service as a member of the Audit and Compensation Committees.
(6)
Represents the grant date fair value of the stock options awarded to each non-employee director on March 23, 2015 under FASB ASC Topic 718. Please refer to Note 13 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for the assumptions utilized in calculating fair value.

The table below sets forth the unexercised options held by each of our non-employee directors outstanding as of December 31, 2015.

Name	Aggregate Number of Unexercised Stock Options Outstanding at December 31, 2015
Donna Brazile	5,102
Daniel Marovitz	121,273
Stephen Pemberton	8,435
Barry Feierstein	8,639
Andrea Sáenz	8,435
Randi Zuckerberg	5,102

(7)	Represents consulting fees paid to Mr. Feierstein for consulting services provided to the Company after Mr. Feierstein stepped down from all Board committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 28, 2016 by:

•	each person known by us to beneficially own more than 5% of our Common Stock;
•	each of our current named executive officers;
•	each of our directors; and
•	all of our directors and current executive officers as a group.

In determining the number and percentage of shares beneficially owned by each person, shares that may be acquired by such person pursuant to options exercisable or restricted stock units that vest within 60 days after April 28, 2016are deemed outstanding for purposes of determining the total number of outstanding shares for such person and are not deemed outstanding for such purpose for all other shareholders. To our knowledge, except as otherwise indicated, beneficial ownership includes sole voting and dispositive power with respect to all shares.  Unless otherwise noted below, the address for each person or entity listed in the table is c/o Professional Diversity Network, 801 W. Adams Street, Suite 600, Chicago, Illinois 60607.

	Number of Shares Beneficially Owned		Percent of Class Owned(1)
Name and Address of Beneficial Owner
5% Stockholders
Daniel Ladurini	2,290,541	(2)	15.68%
North Star Investment Management Corporation	1,563,977	(3)	10.71%
Matthew B. Proman	5,475,225	(4)	36.57%
Executive Officers and Directors
Donna Brazile	5,202		*
Katherine Butkevich	0		*
Barry Feierstein	9,639	(5)	*
Star Jones	960,596		6.58%
James Kirsch	1,492,288	(6)	9.96%
Daniel Marovitz	124,823	(7)	*
David Mecklenburger	24,500	(8)	*
Stephen Pemberton	8,435	(9)	*
Andrea Sáenz	9,180	(10)	*
Randi Zuckerberg	5,102	(11)	*
Directors and executive officers as a group (11 persons)	2,879,539	(12)	19.0%

__________
*	Less than 1%.

(1)	The percentages reported are based on 14,608,230 shares outstanding of the registrant’s common stock as of March 28, 2016.

(2)
Includes 2,071,781 shares held by the Ladurini Family Trust, for which Daniel Ladurini is Trustee. Mr. Ladurini holds voting and dispositive power over the shares held by the Ladurini Family Trust. Prior to the consummation of the Company’s initial public offering in March 2013, the Ladurini Family Trust entered into option agreements with certain of the Company’s directors and officers pursuant to which such directors and officers may purchase, during a ten year exercise period, from the Ladurini Family Trust, up to 10% of the Company’s shares of Common Stock held by the Ladurini Family Trust, at $8.00 per share, the initial public offering price.

(3)
Based on a Schedule 13G/A filed by North Star Investment Management Corporation (“North Star”) on January 19, 2016.  North Star has sole power to vote or direct the vote of 1,253,652 shares, sole power to dispose or direct the disposition of 1,253,652 and shares the power to dispose or direct the disposition of 310,325 shares.  North Star’s address is 20 N. Wacker Drive, Suite 1416, Chicago, Illinois 60606.

(4)
Based on a Schedule 13D/A filed by Matthew Proman on November 5, 2015. Mr. Promon has sole power to vote or direct the vote of all shares beneficially owned by him and sole power to dispose or direct the disposition of all shares beneficially owned by him. Mr. Proman’s address is 1325 Franklin Avenue, Suite 160, Garden City NY 11530

(5)	Includes 8,639 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 28, 2016.

(6)
1,000 of these shares are held by Mr. Kirsch’s daughter who shares the same household as Mr. Kirsch in an account over which Mr. Kirsch serves as custodian. 1,000 of these shares are subject to Mr. Kirsch’s investment power and held in an account for Mr. Kirsch’s adult son and 1,000 of these shares are subject to Mr. Kirsch’s investment power and held in an account for Mr. Kirsch’s adult daughter. 369,322 of these shares are currently owned by the Ladurini Family Trust and subject to an option agreement between the Ladurini Family Trust and Mr. Kirsch pursuant to which Mr. Kirsch may purchase, during a ten year exercise period that began in March 2013, from the Ladurini Family Trust a number of shares of the Company’s Common Stock at $8.00 per share, the initial public offering price of such stock, as to which Mr. Kirsch would have sole voting and sole dispositive power upon acquisition. As of the date of this Form 10-K/A, Mr. Ladurini is also the beneficial owner of these 369,322 shares.

(7)
110,797 of these shares are currently owned by the Ladurini Family Trust and subject to an option agreement between the Ladurini Family Trust and Mr. Marovitz pursuant to which Mr. Marovitz may purchase, during a ten year exercise period that began in March 2013, from the Ladurini Family Trust a number of shares of the Company’s Common Stock at $8.00 per share, the initial public offering price of such stock, as to which Mr. Marovitz would have sole voting and sole dispositive power upon acquisition. As of the date of this Form 10-K/A, Mr. Ladurini is also the beneficial owner of these 110,797 shares. Also includes 10,476 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 28, 2016.

(8)	All of these shares may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 28, 2016.

(9)	Includes 8,435 shares that may be acquired upon the exercise of options that are currently exercisable, or will become exercisable within 60 days of April 28, 2016.

(10)	Includes 8,435shares that may be acquired upon the exercise of options that are currently exercisable, or will become exercisable within 60 days of April 28, 2016.

(11)	Includes 5,102 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 28, 2016.

(12)	Includes an aggregate of 546,308 shares that may be acquired upon the exercise of options that are currently exercisable or will become exercisable within 60 days of April 28, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following is a summary of transactions, since January 1, 2014, to which we have been a party in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2014 and December 31, 2015, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section of this Form 10-K/A entitled “Executive Compensation.”

Merger with NAPW

On September 24, 2014 (the “Closing Date”), the Company closed its merger transaction with NAPW Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), NAPW, Inc., a New York corporation (“Old NAPW”), and Mr. Proman, then the sole shareholder of Old NAPW, pursuant to an Agreement and Plan of Merger, dated as of July 11, 2014 (the “Merger Agreement”).  In accordance with the terms of the Merger Agreement, on the Closing Date, all shares of Old NAPW common stock issued and outstanding immediately prior to the effective time of the Merger were converted into and became the right to receive 5,110,975 shares of our Common Stock, which were issued to Mr. Proman as sole shareholder of Old NAPW. In addition, pursuant to separate subscription agreements, 959,096 shares of our Common Stock were issued to Ms. Jones, then Old NAPW’s President and National Spokeswoman, and 239,774 shares were issued to Mr. Wesser, then Old NAPW’s General Counsel. Ms. Jones is now an executive officer of the Company and on the Board, and Mr. Wesser is also now an executive officer of the Company.   Additionally, at the effective time of the merger, the Company, as additional consideration, paid to Proman, in cash, $3,555,000 and issued to Proman (i) a promissory note in the original principal amount of $445,000, (ii) an option to purchase 183,000 shares of the Company’s Common Stock at a price of $3.45 per share, (iii) a warrant to purchase 50,000 shares of the Company’s Common Stock at a price of $4.00 per share and (iv) a warrant to purchase 131,250 shares of the Company’s Common Stock at a price of $10.00 per share.

The Company has an outstanding promissory note in the amount of $445,000 (the “Promissory Note”) payable to Mr. Proman. The Promissory Note originally matured on August 15, 2015, has an annual interest rate of 0.35% and was due and payable in quarterly installments of $137,500 on each of November 15, 2014, February 15, 2015, May 15, 2015, with a final payment of $32,500 payable on August 15, 2015. However, if NAPW (on a stand-alone basis) on any payment date fails to meet certain performance criteria as of the end of the fiscal quarter then most recently ended with respect to gross revenue and net cash from operations, then the Company’s obligation to make payments of principal and accrued interest on that date will be deferred to the next payment date that follows the next fiscal quarter end during which NAPW is able to meet such performance criteria, and the maturity date shall be correspondingly extended until such time as the note may be repaid in full. If NAPW (on a stand-alone basis) on any payment date, as of the end of the fiscal quarter then most recently ended, satisfies the gross revenue performance criteria, but fails to satisfy the cash flow performance criteria, then the Company will only be required to make payments of interest and principal to the extent NAPW has positive cash flows from operations equal to or greater than the amount due, as defined in the Promissory Note. The Promissory Note is not convertible or exchangeable for shares of the Company’s Common Stock, is unsecured and may be prepaid, in full or in part, at any time by the Company without premium or penalty. The amounts owing under the Promissory Note may be accelerated upon the occurrence of an event of default. NAPW did not meet any of the specified performance criteria during the term of the Promissory Note. Accordingly, payment of the $137,500 due on February 15, 2016 will be deferred until May 15, 2016.

The stated interest rate of the Promissory Note is 0.35%, which was determined to be below the Company’s expected borrowing rate of 4.80%, therefore the Promissory Note was discounted by $10,418 using a 4.45% imputed annual interest rate. The discount was amortized over the term of the Promissory Note as non-cash interest expense in the consolidated statements of comprehensive loss.

During the years ended December 31, 2015 and 2014, the company recognized interest expense of $9,370 and $2,993 respectively, which includes amortization of debt discount of $10,418 and $2,604, respectively. There were no payments made on the Promissory Note for the year ended December 31, 2015.

Also, at the effective time of the merger, as a condition to the closing of the merger, Messrs. Proman and Wesser, Ms. Jones (collectively, the “NAPW Affiliates”) and the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company, on March 31, 2015, filed an amended universal shelf registration on Form S-3 (File No. 333-201341) with the SEC providing for, among other things, the resale of the shares by the holders of shares of Common Stock issued to them in connection with the Merger. The Company is further required to use its best efforts to keep such registration statement effective until the earlier of three years thereafter or when each of the parties to the Registration Rights Agreement (other than the Company) can sell all of his or her shares without the need for current public information or other restriction pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Once sold by the holders under the registration statement, the shares will be freely tradeable without restriction or further registrations under the Securities Act.

Additionally, under the terms of the Registration Rights Agreement, each of the NAPW Affiliates has agreed not, without the consent of the Company, to offer to sell, sell or otherwise dispose of, or encumber any shares of the Company’s Common Stock received by such person in connection with the merger during the 12 months following the Closing Date, except under certain circumstances.

Under the terms of the Registration Rights Agreement, the Company will bear all SEC registration and filing fees, printing and mailing expenses, fees and disbursements of counsel and accountants for the Company and all expenses related to listing the shares on the NASDAQ Capital Market, while the NAPW Affiliates will bear all fees and disbursements of counsel for all underwriters, brokers and dealers engaged in connection with the distribution of such shares and any discounts, commissions and fees of such underwriters, brokers and dealers, FINRA filing fees and expenses, legal fees and disbursements and other expenses of complying with state securities or blue sky laws and the fees and disbursements of legal counsel for the NAPW Affiliates. The Registration Rights Agreement also places indemnity obligations on each of the Company, to indemnify the NAPW Affiliates under certain circumstances, and the NAPW Affiliates, to indemnify the Company under certain circumstances.

Policy Regarding Review, Approval or Ratification of Related Party Transactions

The Charter of the Company’s Audit Committee sets forth the Company’s policies and procedures for the review, approval or ratification of transactions in which the Company is a participant and the amount exceeds $120,000, and in which any related person had or will have a direct or indirect material interest. The Audit Committee Charter expressly states that the review and approval of such transactions is among the responsibilities of the Audit Committee, unless otherwise delegated to another committee of the Board consisting solely of independent directors. The Audit Committee is authorized to engage independent counsel and other advisers as it determines is necessary to carry out its duties, including with respect to its review of related party transactions. There are no additional policies stating the standards required to be met for such transactions to be approved; accordingly, the Audit Committee will act within its discretion, subject to its fiduciary and other duties, in deciding whether to approve any related party transaction.

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board has determined that Messrs. Marovitz, Pemberton and Feierstein and Ms. Brazile, Ms. Sáenz and Ms. Zuckerberg are “independent directors” as defined by Rule 5605(a)(2) of the Marketplace Rules of the Nasdaq Stock Market. We do not currently have any oral or written agreement with any company for representatives from any company to serve on our Board.

Audit Committee - Independence and Financial Expert

We currently have a standing Audit Committee. Our Audit Committee currently consists of three members: Daniel Marovitz (Chair), Stephen Pemberton and Ms. Saenz.  Each of the members meets the enhanced independence standards for audit committee members required by the Securities and Exchange Commission and the Marketplace Rules of the Nasdaq Stock Market.  In addition, the Board has determined that Mr. Marovitz qualifies as an “audit committee financial expert” under SEC rules.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Audit Committee retained Marcum LLP as independent registered public accountants to audit the Company’s consolidated financial statements for the fiscal years ended December 31, 2015 and 2014.

The following table summarizes fees for professional services rendered to the Company by Marcum LLP for the fiscal years ended December 31, 2015 and 2014, respectively.

Fees:	2015	2014
Audit Fees	$219,729	$150,988
Audit-Related Fees	47,350	35,400
Tax Fees	—	—
All Other Fees	—	140,000
Total	$267,079	$326,388

Audit Fees.  For the fiscal years ended December 31, 2015 and 2014, the “Audit Fees” reported above were billed by Marcum LLP for professional services rendered for the audit of annual financial statements, reviews of quarterly financial statements and for services normally provided by the independent auditors in connection with statutory and regulatory filings and engagements.

Audit-Related Fees.  For the fiscal year ended December 31, 2015 and 2014, the “Audit-Related Fees” reported above were billed by Marcum LLP for professional services rendered to assist the Company with certain complex accounting matters and for 2015, comfort letters and consents .

Tax Fees.   The Company did not pay any tax related fees to Marcum LLP in 2015 or 2014.

All Other Fees.  The Company did not pay any “Other Fees” in 2015. For the fiscal year ended December 31, 2014, the other fees reported above under “All Other Fees” were billed by Marcum LLP for due diligence undertaken by such firm in connection with the 2014 acquisitions.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Dated: May 4, 2016	By:	/s/ Katherine Butkevich
Katherine Butkevich
Chief Executive Officer