Form 10-Q
period 2016-03-31
Professional Diversity Network, Inc.
filed 2016-05-12
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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
Yes ☐ No ☒

There were 14,608,230 shares outstanding of the registrant’s common stock as of May 10, 2016.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I
ITEM 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,700,526	$2,070,693
Accounts receivable, net	1,767,422	2,510,530
Short-term investments	250,000	500,000
Incremental direct costs	881,544	1,023,916
Prepaid license fee	56,250	112,500
Prepaid expenses and other current assets	468,876	411,592
Total current assets	5,124,618	6,629,231

Property and equipment, net	402,817	444,398
Capitalized technology, net	348,194	456,523
Goodwill	20,201,190	20,201,190
Intangible assets, net	11,334,739	12,051,839
Merchant reserve	1,426,690	1,260,849
Security deposits	393,225	383,786
Total assets	$39,231,473	$41,427,816

Current Liabilities:
Accounts payable	$4,313,275	$4,465,941
Accrued expenses	1,627,351	837,712
Deferred revenue	6,625,065	7,507,176
Customer deposits	56,250	112,500
Promissory note	445,000	445,000
Total current liabilities	13,066,941	13,368,329

Deferred rent	48,949	45,155
Deferred tax liability	4,484,684	4,942,908
Other liabilities	368,196	426,267
Total liabilities	17,968,770	18,782,659

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value; 25,000,000 shares authorized; 14,608,230 shares issued as of March 31, 2016 and December 31, 2015; and 14,466,513 shares outstanding as of March 31, 2016 and December 31, 2015	144,749	144,749
Additional paid in capital	63,484,726	63,427,542
Accumulated deficit	(42,329,655)	(40,890,017)
Treasury stock, at cost; 8,382 shares at March 31, 2016 and December 31, 2015	(37,117)	(37,117)
Total stockholders' equity	21,262,703	22,645,157

Total liabilities and stockholders' equity	$39,231,473	$41,427,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues
Membership fees and related services	$5,040,174	$6,788,680
Lead generation	1,519,591	2,759,104
Recruitment services	623,309	846,662
Product sales and other	86,993	235,693
Consumer advertising and marketing solutions	73,076	72,301
Total revenues	7,343,143	10,702,440

Costs and expenses:
Cost of revenues	884,745	1,711,546
Sales and marketing	3,821,576	6,615,511
General and administrative	3,668,417	3,943,681
Depreciation and amortization	867,010	934,923
Total costs and expenses	9,241,748	13,205,661

Loss from operations	(1,898,605)	(2,503,221)

Other (expense) income
Interest expense	(389)	(45,631)
Interest and other income	1,132	16,058
Other income (expense), net	743	(29,573)

Change in fair value of warrant liability	-	20,290

Loss before income tax benefit	(1,897,862)	(2,512,504)
Income tax benefit	(458,224)	(969,626)
Net loss	$(1,439,638)	$(1,542,878)

Net loss per common share, basic and diluted	$(0.10)	$(0.12)

Weighted average shares used in computing net loss per common share:
Basic and diluted	14,466,513	12,719,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,439,638)	$(1,542,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	867,010	934,923
Deferred tax benefit	(458,224)	(969,626)
Stock-based compensation expense	57,184	122,070
Amortization of prepaid license fees	56,250	56,250
Amortization of premium on short-term investments, net	-	42,638
Amortization of customer deposits	(56,250)	(56,250)
Change in fair value of warrant liability	-	(20,290)
Accretion of debt discount	-	2,604
Changes in operating assets and liabilities:
Accounts receivable	743,108	435,763
Prepaid expenses and other current assets	(57,284)	64,739
Incremental direct costs	142,372	(137,704)
Accounts payable	(152,666)	(379,765)
Accrued expenses	789,639	654,838
Deferred revenue	(882,111)	308,195
Deferred rent	3,794	19,767
Other liabilities	(58,071)	-
Net cash used in operating activities	(444,887)	(464,726)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	250,000	2,879,000
Costs incurred to develop technology	-	(62,587)
Purchases of property and equipment	-	(26,403)
Security deposit	(9,439)	(4,850)
Net cash provided by investing activities	240,561	2,785,160

Cash flows from financing activities:
Merchant reserve	(165,841)	(305,110)
Net cash used in financing activities	(165,841)	(305,110)

Net (decrease) increase in cash and cash equivalents	(370,167)	2,015,324
Cash and cash equivalents, beginning of period	2,070,693	1,519,467
Cash and cash equivalents, end of period	$1,700,526	$3,534,791

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$4,605	$4,631

Non-cash disclosures:
Working capital adjustment to note payable	$-	$31,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), as well as Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. The Company is a corporation organized under the laws of Delaware, originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals though its website, as well as at events hosted at its local chapters across the country. The Noble Voice division typically conducts over 23,000 career consultations per week. Noble Voice monetizes these consultations by using proprietary technology to drive inexpensive online traffic to our offline call center and generating value-added leads for the Company’s strategic partners who provide continuing education and career services.

2. Liquidity, Financial Condition and Management’s Plans

The Company’s principal sources of liquidity are its cash and cash equivalents, short-term investments and the net proceeds from its recent public offerings and financing agreement.

The Company is closely monitoring and controlling operating costs and capital requirements and has developed an operating plan for 2016. The Company is also leveraging the benefits of the combined operations and has actively begun eliminating duplicative costs across the organization. The Company has also developed new products that leverage the operating strengths of the three distinct business units and anticipates positive market acceptance. The Company is making cost reductions in the areas of its staffing levels and operating budgets. In addition, on March 30, 2016, the Company entered into a Master Credit Facility pursuant to which it was granted a revolving credit facility in the principal amount up to the lesser of $5,000,000 or 75% of the outstanding balance of eligible customer receivables (see Note 6). The Company may use the proceeds of the Master Credit Facility for working capital needs and to pay the costs, fees and expenses in connection with the Master Credit Facility. Management believes that the Company’s cash, investments on hand, borrowings under the Mater Credit Facility and anticipated cash to be received from expected future sales will be sufficient to sustain operations for the next twelve months. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 30, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2015 and 2014. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

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

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 2016 and 2015, the Company incurred advertising and marketing expenses of approximately $664,000 and $1,540,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At March 31, 2016 and December 31, 2015, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2016 and 2015 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2016	2015
Warrants to purchase common stock	362,500	362,500
Stock options	145,857	358,857
Unvested restricted stock	44,445	200,001
	552,802	921,358

Recently Issued Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU", No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from contracts with customers (Topic 606): Principal versus Agent Considerations Reporting Revenue Gross versus Net.” The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Private entities must apply the amendments one year later. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 was initially effective for fiscal years beginning after December 15, 2017 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures. In July 2015, the FASB deferred the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

4. Capitalized Technology

Capitalized Technology, net is as follows:

	March 31, 2016	December 31, 2015
Capitalized cost:
Balance, beginning of period	$1,888,791	$1,469,432
Additional capitalized cost	-	419,359
Balance, end of period	$1,888,791	$1,888,791

Accumulated amortization:
Balance, beginning of period	$1,432,268	$943,362
Provision for amortization	108,329	488,906
Balance, end of period	$1,540,597	$1,432,268
Capitalized Technology, net	$348,194	$456,523

Amortization expense of $108,329 and $90,938 for the three months ended March 31, 2016 and 2015, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of comprehensive loss.

5. Intangible Assets

Intangible assets, net is as follows:

March 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(601,014)	$3,368,986
Paid Member Relationships	5	890,000	(269,472)	620,528
Member Lists	5	8,957,000	(2,711,981)	6,245,019
Developed Technology	3	978,000	(473,666)	504,334
Trade Name/Trademarks	4	480,000	(179,861)	300,139
Customer Relationships	5	280,000	(74,667)	205,333
		15,555,000	(4,310,661)	11,244,339
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$11,334,739

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(501,764)	$3,468,236
Paid Member Relationships	5	890,000	(224,972)	665,028
Member Lists	5	8,957,000	(2,264,131)	6,692,869
Developed Technology	3	978,000	(392,167)	585,833
Trade Name/Trademarks	4	480,000	(149,860)	330,140
Customer Relationships	5	280,000	(60,667)	219,333
		15,555,000	(3,593,561)	11,961,439
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$12,051,839

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016 (nine months)	$2,151,300
2017	2,802,233
2018	2,563,872
2019	1,846,697
2020	397,000
Thereafter	1,483,237
$11,244,339

6. Master Credit Facility

On March 30, 2016, the Company entered into a Master Credit Facility with White Winston Select Asset Funds, LLC (“White Winston”), a private investment fund, pursuant to which the Company was granted a revolving credit facility (the “Facility”) in the aggregate amount of up to $5,000,000. The closing of the Master Credit Facility (the “Closing”) is subject to the receipt of required regulatory approvals. The Facility is being issued at 97% of par value (the “Debt Discount”), with such Debt Discount deducted from the gross amount of the proceeds available under the Facility at Closing. White Winston shall make advances under the Facility provided that the aggregate principal amount outstanding under the Facility shall not exceed 75% of the then-outstanding balance of the Company’s customer receivables (as defined in the Facility). The Facility matures 24 months from the Closing and bears interest at a rate of 8.0% per annum. Interest is payable monthly in arrears. In addition, from and after the first anniversary of the date of the Facility and continuing until the Facility is repaid in full, the Company is required to pay an additional fee of 3.0% on the average daily unborrowed portion of the Facility. The fee is payable quarterly in arrears.

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

Upon Closing, the Company will issue to White Winston warrants, exercisable for a period of five years from the Closing, to purchase up to (i) 1,000,000 shares of the Company’s common stock at a price of $0.25 per share (the “Fixed $0.25 Warrant”); (ii) 1,750,000 shares of the Company’s common stock at a price of $0.25 per share (the “Pro Rata Warrant”); provided that the number of shares for which the Pro Rata Warrants are exercisable shall be pro-rata based on the ratio of the actual advances made under the Facility to the aggregate face amount of the Facility and (iii) 1,000,000 shares of the Company’s common stock at a price of $2.50 per share (the “Fixed $2.50 Warrant”). Upon Closing and for so long as White Winston beneficially owns more than 10% of the Company’ s outstanding common stock, White Winston will have the right to designate three nominees for election to the Company’s Board of Directors.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

As of the date of this filing, the Company has not yet received the required regulatory approvals.

7. Commitments and Contingencies

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

Rent expense, amounting to $309,000 and $376,000 for the three months ended March 31, 2016 and 2015, respectively, is included in general and administrative expense in the condensed consolidated statements of comprehensive loss. Included in rent expense is sublease income of $90,000 and $15,000 for the three months ended March 31, 2016 and 2015, respectively.

Legal Proceedings

 Noble Voice LLC, a wholly-owned subsidiary of the Company, is party to litigation captioned as Expand, Inc. v. Noble Voice LLC et al., Case No.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) in September 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief.  During the First Quarter of 2016 the parties executed a mutual settlement agreement and release, for a nominal amount that is subject to a confidentiality agreement and Court approval.

 The Company and its wholly-owned subsidiary, Noble Voice, LLC, are parties to litigation captioned as Coleman v. Noble Voice, LLC, et al., Case No. 15-CV-6791 (N.D. Ill.), a putative class action, pursuant to which a consumer alleged that Noble Voice violated the Telephone Consumer Protection Act (“TCPA”) by contacting him in relation to a job for which he applied online.  The action complaint seeks unspecified damages and injunctive relief.  The lawsuit was filed in August 2015 and the Company timely filed its answer.  During the First Quarter of 2016 the parties agreed in principle to a mutual settlement agreement and release, for a nominal amount that is subject to a confidentiality agreement and Court approval.

The Company is party to litigation captioned as Norma Vazquez v. Professional Diversity Network, Inc., Case No. 16-CV-13-WCO (N.D.Ga.), a putative class action, pursuant to which a consumer alleged that the Company violated the TCPA by sending her a text message inviting her to attend a career fair.  The complaint seeks unspecified damages and injunctive relief.  The lawsuit was filed in January 2016 and the Company has timely filed its Answer.  During the First Quarter of 2016 the parties agreed in principle to a mutual settlement agreement and release, for a nominal amount that is subject to a confidentiality agreement and Court approval.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action alleging violations of various California Labor Code (wage & hour) sections.  The plaintiffs seek unspecified damages. The complaint was filed in December 2015 and the Company has answered.  On April 28, 2016 the parties entered into a mutual settlement agreement and release, on behalf of all putative class participants, in the amount of $500,000. Such amount is recorded in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2016. The parties’ agreement and its amount are subject to Court and state agency approval, which the parties expect to occur during the second and third Quarters of 2016.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned as Crystal Martin, et al. v. NAPW, Inc., et al., No. BC606543 (Los Angeles Sup. Ct.), alleging violations of various California Labor Code (wage & hour) sections.  The plaintiffs seek unspecified damages and civil penalties pursuant to the California Labor Code. The complaint was served in January 2016.  During the First Quarter of 2016 the parties agreed and executed a mutual settlement agreement and release, for a nominal amount.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Ilana Youngheim v. NAPW, Inc., et al., No. BC605928 (Los Angeles Sup. Ct.), a case alleging discrimination in violation of California Fair Employment and Housing Act (disability discrimination). The plaintiff seeks unspecified damages, back pay, front pay, lost employment benefits and other compensation. The complaint was served in February 2016 and the Company has timely filed its answer. While the outcome of this lawsuit is uncertain, we believe that the claims asserted are without merit and we intend to aggressively defend against these claims.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Company’s wholly-owned subsidiary, NAPW, Inc., is the respondent in two matters currently pending before the New York State Division of Human Rights (“DHR”), captioned Adrianne Kay Mack v. NAPW Merger Sub, Inc., No. 10178056 and Adrianne Kay Mack v. National Association of Professional Women, No. 10178191.  These related cases from a single former employee allege that the employee received disparate treatment on account of her race or national origin (in No. 10178056) and that she was terminated in retaliation for filing her original complaint (in No. 10178191).  The Company has answered both complaints.  With respect to the retaliation complaint the Company has presented the DHR with compelling evidence that the employee was terminated before the Company received or became aware of her initial complaint.  The DHR has notified the parties of its request for a pre-hearing settlement conference to be held May 19, 2016.  Though the outcome of any case is uncertain, we believe that the claims asserted are without merit and we intend to aggressively defend against the claims.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to an action before the National Labor Relations Board captioned as In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904 (NLRB), alleging violations of the National Labor Relations Act, where employee was allegedly terminated for asserting “union organizing” rights.  While the Company disputes that any rights were impacted, the NLRB has indicated an intent to penalize the Company and require it to post certain workplace notices.  The Company continues to litigate this matter before the NLRB and, while the outcome of any case is uncertain, does not anticipate that its outcome will have a material impact on the Company’s financial position.

The Company is a party to an action before the Equal Employment Opportunity Commission captioned as Paul Sutcliffe v. Professional Diversity Network, Inc., No. 533-2016-00033 (EEOC), alleging violations of Title VII and the Age Discrimination in Employment Act, where employee was allegedly terminated due to his race (Caucasian) and his age (over 40).  The EEOC has informed the Company that it intends to maintain this as an active case.  While the outcome of this action is uncertain, we believe that the claims asserted are without merit and we intend to aggressively defend against these claims.

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

8. Income Taxes

The effective income tax rate for the three months ended March 31, 2016 and 2015 was 24.1% and 38.6%, respectively, resulting in a $458,000 and $970,000 income tax benefit, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded a valuation allowance of $278,000 and $0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that we will not realize the deferred income tax asset balances and therefore, initially recorded a valuation allowance as of September 30, 2015. Management has again evaluated the deferred tax asset for the quarter ended March 31, 2016 and has determined a full valuation allowance continues to be applicable.

9. Stock-Based Compensation

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	157,190	$3.75	8.0	$-
Granted	-	-
Exercised	-	-
Forfeited or Canceled	(11,333)	(3.45)
Outstanding – March 31, 2016	145,857	$3.78	8.2	$-

Exercisable – March 31, 2016	108,522	3.89	8.2	$-

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2015	109,522	$1.72
Granted	-	-
Vested	(70,187)	(1.75)
Forfeited or Canceled	(2,000)	(1.65)
Unvested – March 31, 2016	37,335	$1.65

The Company recorded non-cash compensation expense of approximately $30,000 and $11,000 for the three months ended March 31, 2016 and 2015, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at March 31, 2016 amounts to approximately $62,000 and is expected to be recognized over a remaining weighted average period of 1.00 year.

Warrants

As of March 31, 2016, there were 362,500 warrants outstanding and exercisable, with a weighted average exercise price of $8.34 per share. The weighted average remaining contractual life of the warrants at March 31, 2016 and December 31, 2015 was 3.3 and 3.5 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the three months ended March 31, 2016.

No compensation cost was recognized for the three months ended March 31, 2016 and 2015 pertaining to warrants.

Restricted Stock

As of March 31, 2016 and December 31, 2015, there were 44,445 shares of unvested restricted stock outstanding.

The Company recorded non-cash compensation expense of approximately $28,000 and $111,000 for the three months ended March 31, 2016 and 2015, respectively, pertaining to restricted stock.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Total unrecognized compensation expense related to unvested restricted stock at March 31, 2016 amounts to approximately $184,000 and is expected to be recognized over a weighted average period of 1.7 years.

10. Segment Information

The Company operates in three segments: (i) PDN Network, (2) NAPW Network and (3) Noble Voice operations, which are based on its business activities and organization. The following tables present key financial information of the Company’s reportable segments as of and for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$5,040,174	$-	$5,040,174
Lead generation	-	-	1,519,591	1,519,591
Recruitment services	623,309	-	-	623,309
Products sales and other	-	86,993	-	86,993
Consumer advertising and marketing solutions	73,076	-	-	73,076
Total revenues	696,385	5,127,167	1,519,591	7,343,143
Loss from operations	(431,826)	(1,046,745)	(420,034)	(1,898,605)
Depreciation and amortization	49,332	772,064	45,614	867,010
Income tax expense (benefit)	(153,539)	(285,731)	(18,954)	(458,224)
Net loss	(277,544)	(761,014)	(401,080)	(1,439,638)

	At March 31, 2016
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	10,829,006	415,333	11,334,739
Total assets	3,006,675	34,364,118	1,860,680	39,231,473

	Three Months Ended March 31, 2015
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$6,788,680	$-	$6,788,680
Lead generation	-	-	2,759,104	2,759,104
Recruitment services	846,662	-	-	846,662
Products sales and other	-	235,693	-	235,693
Consumer advertising and marketing solutions	72,301	-	-	72,301
Total revenues	918,963	7,024,373	2,759,104	10,702,440
Loss from operations	(599,904)	(1,549,060)	(354,257)	(2,503,221)
Depreciation and amortization	96,014	793,392	45,517	934,923
Income tax benefit	(236,980)	(595,035)	(137,611)	(969,626)
Capital expenditures	-	16,347	10,056	26,403
Net loss	(372,206)	(954,025)	(216,647)	(1,542,878)

	At December 31, 2015
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	11,502,106	459,333	12,051,839
Total assets	4,167,229	34,985,831	2,274,756	41,427,816

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

11. Subsequent Events

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

Unless we specify otherwise, all references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the “Company,” “we,” “our,” and “us” refer to Professional Diversity Network, Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto in Item 1, “Financial Statements,” in Part I of this Quarterly Report. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read “Special Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements used in this Quarterly Report.

Overview

We are a dynamic operator of professional networks with a focus on diversity.  We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification.  We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBT).  Our value proposition is three-fold: (i) we provide a robust online and in-person network for our women members to make professional and personal connections (with the ability to roll out to our other affinities); (ii) we assist our registered users, or members, in their efforts to connect with like-minded individuals and identify career opportunities within the network and (iii) we help employers address their workforce diversity needs by connecting them with the right candidates.  We operate in three business segments: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization, and (iii) Noble Voice operations (“Noble Voice”), a career consultation and lead generation service.  Through the first quarter of 2016, our PDN Network, NAPW Network and Noble Voice businesses represented 9.5%, 69.8% and 20.7% of our revenues, respectively. As of March 31, 2016, we had approximately 8.1 million registered users in our PDN Network; over 860,000 registered users, or members, in the NAPW Network; and over 600 companies utilizing our products and services in our combined PDN Network and Noble Voice operations. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

	Three Months Ended
	March 31,
	2016	2015
Percentage of revenue by product:
Membership fees and related services	68.6%	63.4%
Lead generation	20.7%	25.8%
Recruitment services	8.5%	7.9%
Products sales and other	1.2%	2.2%
Consumer advertising and consumer marketing solutions	1.0%	0.7%

Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.napw.com, as well as through in-person networking at nearly 200 local chapters nationwide, additional career and networking events such as the National Networking Summit Series and the PDN Network events, as well as ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. Upgraded packages include (i) the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and free continuing education programs and (ii) the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence. Membership is renewable and fees are payable on an annual basis, with the first annual fee payable at the commencement of the membership. Membership subscriptions represented approximately 98.3% and 96.6%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended March 31, 2016 and 2015.

Lead Generation. We monetize our career consultations conducted by our Noble Voice division by generating and selling value-added leads to our strategic partners who provide continuing education and career services.  We also generate revenue from sales of data not used in the lead generation process. Lead generation sales represented 100% of the revenue attributable to the Noble Voice business segment for the three months ended March 31, 2016 and 2015.

Recruitment Services. We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services. For the three months ended March 31, 2016 and 2015, recruitment advertising revenue constituted approximately 89.5% and 92.1%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales. We offer to new purchasers of our NAPW Network memberships the opportunity to purchase up to two commemorative wall plaques at the time of membership purchase. Product sales represented approximately 1.7% and 3.4%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended March 31, 2016 and 2015.

Consumer Advertising and Consumer Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers to post recruitment advertising and job openings. We generate revenue from fees charged for those postings. For the three months ended March 31, 2016 and 2015, Consumer Advertising and Marketing represented approximately 10.5% and 7.9%, respectively, of the revenue attributable to the PDN Network business segment.

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

Quarter Overview

During the quarter ended March 31, 2016 we experienced financial losses as we continued our efforts to reduce redundant costs and streamline our workforce. Having completed the closure of our NAPW Network Los Angeles, CA office at the end of 2015 and moving part of that salesforce to a work-at-home model we began focusing on reducing our cost of developing leads used by our reduced salesforce. Our primary source of leads are digital advertising and direct mail. In the first quarter of 2016 we adjusted the proportions of our lead generation spending by increasing our spending on direct mail while reducing our spending on digital advertising. In doing so we were able to reduce our cost per lead and also diversify our vendor base. Expenditures on lead generation and marketing was decreased $1,791,000 in the first quarter of 2016 from the first quarter of 2015.

We also significantly reduced our expenditure on data purchases within our Noble Voice business on a year over year basis. Through more efficient purchasing and reselling of unused data and generating more of our own web traffic we reduced our Noble Voice cost of sales by $648,000 during the first quarter 2016 to $446,000 compared to $1,094,000 for the same period in 2015 and increased gross margin on that division from 60.3% in the first quarter of 2015 to 70.6% in 2016. We completed the closure of our Noble Voice Detroit, MI call center during the quarter and successfully transitioned some of the Detroit salesforce to a work-from-home business model. As the markets that Noble Voice serves have experienced a contraction and a reduction in the number of customers, we have reduced our salesforce and supervisory teams and adjusted our operation to function on a smaller scale retaining our most effective and successful salespersons. We are once again focused on growing this portion of our business.

Our PDN Network recruitment business also has been the focus of cost reduction efforts. Operating costs of this division decreased 25.7% in the first quarter of 2016 on a year over year basis primarily the result of reductions made to the salesforce. We launched a new product named PDN Recruits (formerly called PDN Hired) in the fourth quarter of 2015 and continued to develop a customer base in the first quarter of 2016. PDN Recruits is a subscription based job posting product that provides the customer the ability to source and qualify job candidates using a targeted marketing campaign tailored for their immediate needs.

Key Metrics

We believe that one of the key metrics in evaluating and measuring our performance is the number of registered users. We define the number of registered users as (i) the number of individual job seekers who affirmatively visited one of PDN Network’s properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs (“PDN Network registered users”); and (ii) the number of consumers who have viewed our marketing material, opted into membership in the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator (“NAPW Network registered users”). We believe that a higher number of registered users will result in increased sales of our products and services, as customers will have access to a larger pool of professional talent. While a higher number of NAPW Network registered users will translate into increased revenues through membership subscriptions, a higher number of registered users will not otherwise immediately translate into increased sales, as growth of sales revenues generally takes more time to develop than registered user growth.

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of
	March 31,		Change
	2016	2015	(Percent)
	(in thousands)
PDN Network Registered Users (1)	8,088	3,886	108.1%
NAPW Network Total Membership (2)	861	775	11.1%

(1)
The number of registered users may be higher than the number of actual members due to various factors. For more information, see “Risk Factors—The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users” in our 2015 Annual Report on Form 10-K.

(2)	Includes both paid and unpaid members.

We also track on a quarterly basis as our performance measurement gross bookings for recruitment services we originate through PDN Network’s direct sales force. Although direct bookings are non-binding and the revenue derived from such bookings is not recorded in earnings until all of the revenue recognition criteria are met, we consider direct bookings to be a key performance indicator of where we stand against our strategic plan.

The following table sets forth the number of bookings for recruitment services we originated as of the periods presented:

	Three Months Ended
	March 31,		Change
	2016	2015	(Percent)
	(in thousands)
Membership fees bookings	$4,180	$7,232	(42.2%)
Recruitment services bookings	$698	$889	(21.5%)

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

The following table provides a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable GAAP measure reported in our consolidated financial statements:

(Amount in thousands)
	Three Months Ended
	March 31,
	2016	2015
Net loss	$(1,440)	$(1,543)
Stock-based compensation expense	58	122
Depreciation and amortization	867	935
Litigation settlement	500	-
Change in fair value of warrant liability	-	20
Interest expense	-	46
Interest and other income	(1)	(16)
Income tax expense (benefit)	(458)	(970)
Adjusted EBITDA	$(474)	$(1,406)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)

Revenues
Membership fees and related services	$5,040	$6,789	$(1,749)	(25.8%)
Lead generation	1,520	2,759	(1,239)	(44.9%)
Recruitment services	623	847	(224)	(26.4%)
Products sales and other	87	236	(149)	(63.1%)
Consumer advertising and marketing solutions	73	72	1	1.4%
Total revenues	$7,343	$10,703	$(3,360)	(31.4%)

Total revenues decreased $3.4 million or 31.4% for the three months ended March 31, 2016, compared to the same prior year period, due primarily to management focus on cost reduction efforts including the reduction in the salesforce and decreased spending on digital advertising and data purchases that favorably impacted our margins.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$5,127	$7,025	$(1,898)	(27.0. %)
PDN Network	696	919	(223)	(24.3%)
Noble Voice	1,520	2,759	(1,239)	(44.9%)
Total revenues	$7,343	$10,703	$(3,360)	(31.4%)

The NAPW Network generated revenues from membership fees and related services and products sales of $5,127,000 for the three months ended March 31, 2016, compared to $7,025,000 of revenues related to membership fees and related services for the three months ended March 31, 2015, a decrease of 27%. In large part, this decrease was due to the closing of our Los Angeles, CA call center and reductions in workforce at our Garden City, NY call center as part of our cost reduction efforts, which eliminated approximately 82 sales agents, a 55% reduction year over year.  We do not anticipate further reductions and expect to increase the salesforce in future periods. We also expect that the revenue generated from the NAPW Network will continue to exceed revenue generated from the PDN Network, and will be material to our financial condition and results of operations.

During the three months ended March 31, 2016 and 2015, our PDN Network generated $696,000 and $919,000 of revenue, respectively, a decrease of $223,000 or 24.3%. Included in this decrease was a (i) $204,000 year over year reduction in direct sales of our recruitment services, which was primarily attributable to the downsizing of the PDN Network sales team by 10 individuals (or 40% of the team year over year), (ii) a $83,000 year over year decline in the PDN Network Events Division revenue as a result of a lower number of PDN Network events held in the first quarter of 2016 compared to the first quarter of 2015 due to scheduling and venue changes, and (iii) a $3,000 decrease in our e-commerce revenues as a result of our focus on new products in 2016. The decrease in the recruitment services revenue was partially offset by $66,000 of revenue generated by our new recruiting product launched in Q4 2015, called PDN Recruits, which is targeted toward a broader audience and shorter sales cycle that can generate recurring revenue on a monthly basis. Revenue from the PDN Network’s consumer advertising and marketing solutions remained flat compared to the three months ended March 31, 2015.

Noble Voice generated $1,520,000 of lead generation and data revenue for the quarter ended March 31, 2016 and $2,759,000 for the quarter ended March 31, 2015, a decrease of 44.9%. The decrease in revenue was the result of continuing compression in the markets served by Noble Voice and the closure of our Detroit, MI call center and the related reduction in the salesforce. Our efforts are focused on capturing additional market share through increased sales to our existing customer base and internal efforts to add new customers. We anticipate that the closure of the Detroit office will reduce redundant overhead costs and supervision. We have capacity at our Darien, IL call center to significantly grow our sales team without incurring additional rental costs.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenues	$885	$1,712	$(827)	(48.3%)
Sales and marketing	3,822	6,616	(2,794)	(42.2%)
General and administrative	3,668	3,944	(276)	(7.0%)
Depreciation and amortization	867	935	(68)	(7.3%)
Total costs and expenses	$9,242	$13,207	$(3,965)	(30.0%)

Total costs and expenses decreased significantly in the three months ended March 31, 2016 to $9,242,000 compared to $13,207,000 for the three months ended March 31, 2015. This decrease of 30.0% is primarily the result of management focus on cost reduction including the closure of operating facilities at NAPW and Noble Voice, reduced spending on digital advertising and direct mail and reductions in force across all divisions.

Operating Expenses

Cost of revenues: Cost of revenues during the three months ended March 31, 2016 was $885,000, a decrease of $827,000, or 48.3%, from $1,712,000 for the three months ended March 31, 2015. The decrease was due to (i) a year over year reduction of $648,000 of expenditures on data to generate call traffic at our Noble Voice division as a result of reduced volume and increased efficiencies in purchasing data, (ii) a $109,000 decrease in the cost of technology delivery services by PDN Network for the three months ended March 31, 2016 resulting from the improvements gained by renegotiating vendor contracts and reduced volume of recruitment services sales, (iii) a $62,000 year over year reduction of costs of products and membership services from NAPW Network for the three months ended March 31, 2016, (iv) a decrease of $18,000 of direct costs incurred in connection with our Events Division as a result of differences in scheduling and operating the events, and (v) an increase of $10,000 of revenue sharing to our partner organizations due to the changes in the mix of partner revenues and differences in the details of agreements with those organizations.

Sales and marketing expense: Sales and marketing expense for the three months ended March 31, 2016 was $3,822,000, a decrease of $2,794,000 or 42.2%, compared to $6,616,000 for the three months ended March 31, 2015. The decrease was primarily the result of 55%, 40% and 61% year over year reductions in the salesforces at NAPW Network, PDN Network and Noble Voice, respectively in an effort to improve efficiency and a reduction in the volume of digital advertising and direct mail to match the capacity of the reduced salesforce.

General and administrative expense: General and administrative expenses for the three months ended March 31, 2016 were $3,668,000, a decrease of $276,000 or 7.0%, compared to $3,944,000 for the three months ended March 31, 2015. The decrease was primarily due to (i) a $463,000 year over year decrease in wages and benefits due to decreases in the number of administrative personnel at NAPW Network, (ii) a $182,000 decrease related to the closing the Los Angeles, CA office which were partially offset by an increase in costs related to a $500,000 settlement of a class action lawsuit as disclosed below in the discussion of Legal Proceedings and (iii) year over year decreases of $88,000 at Noble Voice and $38,000 at PDN Network primarily due to reductions in administrative personnel and supervisors and aggressive vendor management and contract renegotiation.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $867,000 and $935,000, respectively, a decrease of $68,000 or 7.3%. The decrease included (i) a $61,000 reduction in amortization expense, resulting from the amortization of the capitalized technology costs from the PDN Network and NAPW Network, respectively, and (ii) a decrease of $19,000 of depreciation expense related to the closure of the NAPW Los Angeles, CA office including the related write down of the Leasehold Improvements and furniture and fixtures from that office which was partially offset by depreciation increases of $15,000 from fixed asset additions, primarily furniture and fixtures at Noble Voice for increased capacity at the Darien, IL call center.

Other Income (Expenses)

	Three Months Ended
	March 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)

Total	$1	$(30)	$31	(103.3%)

Included in other income and expenses, net, for the three months ended March 31, 2016 and 2015 is interest income in the amount of $1,000 and $16,000, respectively related to ours short term investments. Interest expense during the three months ended March 31, 2015 is primarily the result of the note payable to Matthew Proman which had been issued in conjunction with the Merger with NAPW Inc. and prepaid interest included in the purchases of short-term investment instruments. There was no interest expense recognized for the three months ended March 31, 2016.

Change in Fair Value of Warrant Liability

	Three Months Ended
	March 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)

Total	$-	$20	$(20)	(100%)

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in our IPO on March 4, 2013. We recorded a non-cash gain of $0 and $20,000 during the three months ended March 31, 2016 and 2015, respectively, related to changes in the fair value of our warrant liability. The change in the fair value of our warrant liability was primarily the result of changes in our stock price.

Income Tax Benefit

	Three Months Ended
	March 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)

Total	$(458)	$(970)	$512	(52.8)%

The effective income tax rate for the three months ended March 31, 2016 and 2015 was 24.1% and 38.6%, respectively, resulting in a $458,000 and $970,000 income tax benefit, respectively. Approximately half of the difference in the effective income tax rate was due to the valuation allowance we took against our deferred tax assets in 2016. We did not record an allowance in the first, second or third quarters of 2015. As a result we expect this related rate differential to continue in the second and third quarters of 2016. The remaining difference in the effective tax rates for the first quarter of 2016 compared to the first quarter of 2015 was due primarily to the accrual of the non-recurring legal settlement of $500,000 in Q1 2016 and a year over year reduction in the net operating loss of our NAPW Network division. During the three months ended March 31, 2016 and 2015, the Company recorded a valuation allowance of $278,000 and $0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that we will not realize the deferred income tax asset balances and therefore, initially recorded a valuation allowance as of September 30, 2015. Management has again evaluated the deferred tax asset for the quarter ended March 31, 2016 and has determined a full valuation allowance continues to be applicable.

Net loss

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(761)	$(954)	$193	(20.2%)
PDN Network	(278)	(372)	94	(25.3%)
Noble Voice	(401)	(217)	(184)	84.8%
Consolidated net loss	$(1,440)	$(1,543)	$103	(6.7%)

As the result of the factors discussed above, during the three months ended March 31, 2016 and 2015 we incurred $1,440,000 and $1,543,000 respectively, of net losses, a decrease of 6.7% primarily attributable to reduced operating losses at NAPW Network, partially offset by increased operating losses at PDN Network and Noble Voice. The loss at NAPW Network included a non-recurring expense of $500,000 related to the settlement of a lawsuit. The company also recorded $511,000 less of Income Tax Benefit for the three months ended March 31, 2016 than the same period one year prior based on a reduced loss before income taxes and an allowance recorded against deferred tax assets.

During the three months ended March 31, 2016 and 2015, we incurred $761,000 and $954,000, respectively, of net losses attributable to the NAPW Network. This $193,000 decrease in net loss was primarily attributable to the closing of NAPW Network office facilities during the year ended December 31, 2015 and the reductions in force and reduced spending on digital advertising, partially offset by a decrease in recognized revenue and the lawsuit settlement.

During the three months ended March 31 2016 and 2015, we incurred $278,000 and $372,000, respectively, of net losses attributable to the PDN Network. This decrease in net loss is primarily attributable to reductions in staffing levels in our sales, marketing and general and administrative teams.

During the three months ended March 31, 2016 and 2015, we recognized a net loss of $401,000 and $217,000, respectively, attributable to the Noble Voice division primarily due to a decline in revenues of $1,240,000 which was partially offset by reductions in costs of sales and service and sales and marketing costs largely due to efficiencies made in the purchase of data the company uses to drive internet traffic.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2016 and 2015, respectively, and is intended to supplement the more detailed discussion that follows:

	March 31,	December 31,
	2016	2015
	(in thousands)

Cash and cash equivalents	$1,701	$2,071
Short-term investments	$250	$500
Working capital (deficiency)	$(7,942)	$(6,739)

Our principal sources of liquidity are our cash and cash equivalents, short-term investments and the net proceeds from our recent public offerings and financing agreement, to the extent it is closed. As of March 31, 2016 and December 31, 2015 we had working capital deficiencies of $7,942,000 and $6,739,000 respectively. We collect NAPW Network membership fees generally at the commencement of their membership term or at renewal periods thereafter. The memberships we sell are for 1 year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the 12 month period. As a result we record a liability for the deferred revenue which results in a large working capital deficiency. Our PDN division also sells recruitment services to employers, generally on a one year contract basis. This revenue is also deferred and recognized over the life of the contract. The deferred revenue from the PDN contracts also increases our working capital deficiency.  Our payment terms for PDN Network and Noble Voice customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

In April of 2015, we issued an aggregate of 1,670,000 shares of our common stock at $3.00 per share for gross proceeds of $5,010,000. After the payment of underwriting commissions and discounts, the net proceeds of the offering amounted to approximately $4,400,000. In May of 2015, the underwriters elected to exercise their option to purchase an additional 75,100 shares of our common stock, also at $3.00 per share, for gross proceeds of $225,300, or approximately $210,000 after the payment of underwriting commissions and discounts.

We experienced negative cash flow from operations during the three months ended March 31, 2016. We may need to engage in equity or debt offerings to secure additional funds. On March 30, 2016, we entered into a Master Credit Facility Agreement (the “Credit Agreement”) with White Winston Select Asset Funds, LLC (the “Lender”) providing for a revolving credit facility (the “Facility”) in the principal amount up to the lesser of $5,000,000 or 75% of the outstanding balance of our eligible customer receivables, as more fully described below. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the next twelve months.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$(445)	$(465)
Investing activities	241	2,785
Financing activities	(166)	(305)
Net increase (decrease) in cash and cash equivalents	$(370)	$2,015

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was $445,000. We had a net loss of $1,440,000 during the three months ended March 31, 2016, which was offset by depreciation and amortization of $867,000 and stock-based compensation expense of $57,000 and partially offset by a deferred income tax benefit of $458,000. Changes in working capital provided $529,000 of cash during the three months ended March 31, 2016.

Net cash used in operating activities for the three months ended March 31, 2015 was $465,000. We had a net loss of $1,543,000,   during the three months ended March 31, 2015, which was offset by depreciation and amortization of $935,000, stock based compensation expense of $122,000, a deferred tax benefit of $970,000, the amortization of debt discount related to the Proman note of $3,000, the amortization of premiums paid on short-term investments of $43,000 and a decrease in the fair value of warrant liabilities of $20,000. Changes in working capital provided $966,000 of cash during the three months ended March 31, 2015.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 was $241,000, consisting of $250,000 of proceeds from the maturities of short-term investments, offset by $9,000 from of new security deposits. The decrease of $2,545,000 was primarily due the maturity of short term investments that were not reinvested.

Net cash provided by investing activities for the three months ended March 31, 2015 was $2,785,000, consisting of $2,789,000 of proceeds from the sale and maturities of short-term investments, offset by $63,000 invested in developed technology, $26,000 in purchases of property and equipment and $5,000 of new security deposits.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended March 31, 2016 and 2015 was $166,000 and $305,000, respectively, and was due to the increase in the Merchant reserve for NAPW Network.

 Master Credit Facility

On March 30, 2016, we entered into a Credit Agreement with the Lender which  provides for a Facility in the principal amount up to the lesser of $5,000,000 or 75% of the outstanding balance of our eligible customer receivables. The closing of the Master Credit Facility (the “Closing”) is subject to receipt of required regulatory approvals. However, we may request and the Lender may, subject to certain conditions, approve discretionary drawdowns under the Facility up to $5,000,000 even if the aggregate outstanding principal amount under the Facility exceeds, or immediately following such drawdown would exceed, the 75% limit. We expect to close the transaction in May 2016 upon receipt of required regulatory approvals. Upon closing of the Credit Agreement, we expect to borrow an advance in the aggregate amount of $2,000,000 under the Credit Agreement. Our ability to borrow additional amounts under the Credit Agreement will be dependent on us having sufficient eligible customer receivables. We may also request, subject to lender discretionary approval, additional advances that would be exempt from the limitation of eligible receivables.

Borrowings under the Credit Agreement will bear interest at 8% per annum, subject to an increase of 700 basis points upon the occurrence of an event of default as defined in the Credit Agreement. We may use the proceeds of the Facility exclusively to satisfy our working capital needs and to pay the costs, fees and expenses in connection with the Credit Agreement. The Company will pay to the Lender quarterly in arrears a non-utilization fee at the rate of 3% per annum on the average daily unused portion of the Facility. The Credit Agreement contains various affirmative and negative covenants, including, the requirement to maintain at the end of each semi-annual fiscal period commencing with the period ending December 31, 2016, an adjusted minimum current ratio of not less than 1.4 to 1. The adjustment to the calculation of the current ratio allows for the exclusion of all deferred revenue included in current liabilities.

Our obligations under the Credit Agreement are secured by a first priority lien in all our consolidated tangible and intangible property, including all receivables from the operations of our business and all of the outstanding ownership interests in each of the Company’s direct and indirect subsidiaries (the “Collateral”).

In connection with the closing of the Credit Agreement, we will issue the following three warrants to the Lender: (i) a warrant (the “Fixed $0.25 Warrant”) to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.25 per share, (ii) a warrant (the “Pro Rata Warrant”) to purchase up to 1,750,000 shares of our common stock with an exercise price of $0.25 per share, and (iii) a warrant (the “Fixed $2.50 Warrant,” and together with the Fixed $0.25 Warrant and the Pro Rata Warrant, the “Warrants”) to purchase up to 1,000,000 shares of our common stock with an exercise price of $2.50 per share. The Fixed $0.25 Warrant and the Pro Rata Warrant will be exercisable for 5 years from the date of issuance, and the Fixed $2.50 Warrant will be exercisable for 5 years from the 6 month anniversary of the date of issuance.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Critical Accounting Policies and Estimates

Pursuant to the provisions of the Jumpstart Our Business Startups Act (the “JOBS Act”), as an “emerging growth company,” we may delay adoption of new or revised accounting standards applicable to public companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Upon issuance of new or revised accounting standards that apply to our consolidated financial statements, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting guidelines.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 30, 2016, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our beliefs regarding our ability to capture and capitalize on market trends;
•	our expectations on the future growth and financial health of the online diversity recruitment industry and the industry participants, and the drivers of such growth;
•	our expectations regarding future changes in our salesforce;
•	the anticipated results of our cost-cutting efforts;
•	our expectations regarding the proportion of revenues generated by our segments;
•	our estimates regarding our deferred income tax asset balances; and
•	our beliefs regarding our liquidity requirements and the availability and intended use of liquidity.

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

•	inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses;
•	our history of operating losses;
•	our ability to generate sufficient eligible accounts receivable to borrow additional amounts under the Credit Agreement;
•	potential delisting from NASDAQ for failure to comply with continued listing requirements;
•	our limited operating history in a new and unproven market;
•	increasing competition in the market for online professional networks;
•	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
•	our ability to adapt to changing technologies and social trends and preferences;
•	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
•	our ability to obtain and maintain protection for our intellectual property;
•	any future litigation regarding our business, including intellectual property claims;
•	general and economic business conditions; and
•	legal and regulatory developments.

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I. Item 1A., “Risk Factors,” of our 2015 annual report on Form 10-K for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement.  Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this annual report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2016, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2016, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the fiscal year ended December 31, 2015. Specifically, we continued implementing new policies to more fully segregate incompatible duties and enhance the overall internal control structure. We implemented additional review and approval procedures in payroll and accounts payable. There have been no other changes in our internal control over financial reporting during the first quarter of 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Noble Voice LLC, a wholly-owned subsidiary of the Company, is party to litigation captioned as Expand, Inc. v. Noble Voice LLC et al ., Case No.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) in September 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief.  In March of 2016 the parties executed a mutual settlement agreement and release, for a nominal amount that is subject to a confidentiality agreement and Court approval.

The Company and its wholly-owned subsidiary, Noble Voice, LLC, are parties to litigation captioned as Coleman v. Noble Voice, LLC, et al., Case No. 15-CV-6791 (N.D. Ill.), a putative class action, pursuant to which a consumer alleged that Noble Voice violated the Telephone Consumer Protection Act (“TCPA”) by contacting him in relation to a job for which he applied online.  The action complaint seeks unspecified damages and injunctive relief.  The lawsuit was filed in August 2015 and the Company timely filed its answer.  In March of 2016 the parties agreed in principle to a mutual settlement agreement and release, for a nominal amount that is subject to a confidentiality agreement and Court approval.

The Company is party to litigation captioned as Norma Vazquez v. Professional Diversity Network, Inc., Case No. 16-CV-13-WCO (N.D.Ga.), a putative class action, pursuant to which a consumer alleged that the Company violated the TCPA by sending her a text message inviting her to attend a career fair.  The complaint seeks unspecified damages and injunctive relief.  The lawsuit was filed in January 2016 and the Company has timely filed its Answer.  In March of 2016 the parties agreed in principle to a mutual settlement agreement and release, for a nominal amount that is subject to a confidentiality agreement and Court approval.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al. No. BC604153 (Los Angeles Superior Ct.), a putative class action alleging violations of various California Labor Code (wage & hour) sections.  The plaintiffs seek unspecified damages. The complaint was filed in December 2015 and the Company has answered.  On April 28, 2016 the parties entered into a mutual settlement agreement and release, on behalf of all putative class participants, in the amount of $500,000.  The parties’ agreement and the settlement are subject to Court and state agency approval, which the parties expect to occur by the Third Quarter of 2016.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned as Crystal Martin, et al. v. NAPW, Inc., et al., No. BC606543 (Los Angeles Sup. Ct.), alleging violations of various California Labor Code (wage & hour) sections.  The plaintiffs seek unspecified damages and civil penalties pursuant to the California Labor Code. The complaint was served in January 2016.  In March of 2016 the parties agreed and executed a mutual settlement agreement and release, for a nominal amount.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Ilana Youngheim v. NAPW, Inc., et al., No. BC605928 (Los Angeles Sup. Ct.), a case alleging discrimination in violation of California Fair Employment and Housing Act (disability discrimination).  The plaintiff seeks unspecified damages, back pay, front pay, lost employment benefits and other compensation. The complaint was served in February 2016 and the Company has timely filed its answer.  While the outcome of this lawsuit is uncertain, we believe that the claims asserted are without merit and we intend to aggressively defend against these claims.

The Company’s wholly-owned subsidiary, NAPW, Inc., is the respondent in two matters currently pending before the New York State Division of Human Rights (“DHR”), captioned Adrianne Kay Mack v. NAPW Merger Sub, Inc., No. 10178056 and Adrianne Kay Mack v. National Association of Professional Women, No. 10178191.  These related cases from a single former employee allege that the employee received disparate treatment on account of her race or national origin (in No. 10178056) and that she was terminated in retaliation for filing her original complaint (in No. 10178191).  The Company has answered both complaints.  With respect to the retaliation complaint the Company has presented the DHR with compelling evidence that the employee was terminated before the Company received or became aware of her initial complaint.  The DHR has notified the parties of its request for a pre-hearing settlement conference to be held May 19, 2016.  Though the outcome of any case is uncertain, we believe that the claims asserted are without merit and we intend to aggressively defend against the claims.

We are also generally subject to legal proceedings and litigation arising in the ordinary course of business.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.24
Master Credit Facility dated March 30, 2016 by and among Professional Diversity Network, Inc., NAPW, Inc., Noble Voice LLC and Compliant Lead LLC, as borrowers, and White Winston Select Asset Funds, LLC, as lender, incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2016.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	May 12, 2016	By:	/s/ David Mecklenburg
Name: David Mecklenburger Title: Chief Financial Officer
(On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.