Form 10-Q
period 2016-06-30
Professional Diversity Network, Inc.
filed 2016-08-15
CIK 1546296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from_____ to __________.

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
Yes ☐ No ☒

There were 14,510,960 shares outstanding of the registrant’s common stock as of August 8, 2016.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
 FOR THE THREE MONTHS ENDED JUNE 30, 2016

PART I

ITEM 1.          FINANCIAL STATEMENTS

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,292,244	$2,070,693
Accounts receivable, net	1,772,860	2,510,530
Short-term investments	-	500,000
Incremental direct costs	719,747	1,023,916
Prepaid license fee	-	112,500
Prepaid expenses and other current assets	305,752	411,592
Total current assets	4,090,603	6,629,231

Property and equipment, net	353,921	444,398
Capitalized technology, net	302,958	456,523
Goodwill	20,201,190	20,201,190
Intangible assets, net	10,617,639	12,051,839
Merchant reserve	1,426,927	1,260,849
Security deposits	377,070	383,786
Total assets	$37,370,308	$41,427,816

Current Liabilities:
Accounts payable	$4,301,997	$4,465,941
Accrued expenses	1,425,112	837,712
Deferred revenue	5,122,268	7,507,176
Customer deposits	-	112,500
Warrant liability	380,000	-
Promissory note	445,000	445,000
Total current liabilities	11,674,377	13,368,329

Deferred tax liability	4,348,515	4,942,908
Line of credit, net of unamortized debt issuance costs	330,563	-
Deferred rent	52,740	45,155
Other liabilities	61,575	426,267
Total liabilities	16,467,770	18,782,659

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value; 25,000,000 shares authorized; 14,608,230 shares issued as of June 30, 2016 and December 31, 2015; and 14,466,513 shares outstanding as of June 30, 2016 and December 31, 2015	144,749	144,749
Additional paid in capital	63,930,830	63,427,542
Accumulated deficit	(43,135,924)	(40,890,017)
Treasury stock, at cost; 8,382 shares at June 30, 2016 and December 31, 2015	(37,117)	(37,117)
Total stockholders' equity	20,902,538	22,645,157

Total liabilities and stockholders' equity	$37,370,308	$41,427,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues
Membership fees and related services	$4,259,144	$6,754,247	$9,299,318	$13,542,927
Lead generation	1,415,958	2,760,022	2,935,549	5,519,126
Recruitment services	717,360	756,039	1,340,669	1,602,701
Product sales and other	404,590	64,736	491,583	300,429
Consumer advertising and marketing solutions	53,976	63,785	127,052	136,086
Total revenues	6,851,028	10,398,829	14,194,171	21,101,269

Costs and expenses:
Cost of revenues	803,646	1,471,760	1,688,391	3,183,306
Sales and marketing	3,428,115	5,479,052	7,249,691	12,094,563
General and administrative	2,749,214	3,902,136	6,417,631	7,845,817
Depreciation and amortization	811,232	870,273	1,678,242	1,805,196
Total costs and expenses	7,792,207	11,723,221	17,033,955	24,928,882

Loss from operations	(941,179)	(1,324,392)	(2,839,784)	(3,827,613)

Other (expense) income
Interest expense	(778)	(29,479)	(1,167)	(75,110)
Interest and other income	(481)	7,126	651	23,184
Other income (expense), net	(1,259)	(22,353)	(516)	(51,926)

Change in fair value of warrant liability	-	71,270	-	91,560

Loss before income tax benefit	(942,438)	(1,275,475)	(2,840,300)	(3,787,979)
Income tax benefit	(136,169)	(497,196)	(594,393)	(1,466,822)
Net loss	$(806,269)	$(778,279)	$(2,245,907)	$(2,321,157)

Net loss per common share, basic and diluted	$(0.06)	$(0.06)	$(0.16)	$(0.17)

Weighted average shares used in computing net loss per common share:
Basic and diluted	14,466,513	14,023,916	14,466,513	13,375,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,245,907)	$(2,321,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,678,242	1,805,196
Deferred tax benefit	(594,393)	(1,466,822)
Gain on lease cancellation	(423,998)
Stock-based compensation expense	99,830	236,369
Amortization of prepaid license fees	112,500	112,500
Amortization of premium on short-term investments, net	-	70,644
Amortization of customer deposits	(112,500)	(112,500)
Change in fair value of warrant liability	-	(91,560)
Accretion of debt discount	-	5,208
Changes in operating assets and liabilities:
Accounts receivable	737,670	636,698
Prepaid expenses and other current assets	105,840	(23,483)
Incremental direct costs	304,169	(197,403)
Accounts payable	(163,944)	(1,350,043)
Accrued expenses	587,400	153,375
Deferred revenue	(2,384,908)	(312,776)
Deferred rent	7,585	39,534
Other liabilities	59,306	-
Net cash used in operating activities	(2,233,108)	(2,816,220)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	500,000	4,957,000
Purchases of short-term investments	-	(925,000)
Costs incurred to develop technology	-	(231,437)
Purchases of property and equipment	-	(64,154)
Security deposit	6,716	(4,850)
Net cash provided by investing activities	506,716	3,731,559

Cash flows from financing activities:
Proceeds from the sale of common stock	-	5,235,300
Repayment of note payable	-	(1,272,006)
Payment of offering costs	-	(653,427)
Proceeds from line of credit	1,572,576	-
Payment of deferred financing costs	(458,555)	-
Merchant reserve	(166,078)	(400,000)
Payments of capital leases	-	(15,232)
Net cash provided by financing activities	947,943	2,894,635

Net (decrease) increase in cash and cash equivalents	(778,449)	3,809,974
Cash and cash equivalents, beginning of period	2,070,693	1,519,467
Cash and cash equivalents, end of period	$1,292,244	$5,329,441

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$4,605	$4,631

Non-cash disclosures:
Working capital adjustment to note payable	$-	$32,281
Issuance of warrants in connection with Master Credit Facility	$783,458	$-

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

2. Liquidity, Financial Condition and Management’s Plans

The Company’s principal sources of liquidity are its cash and cash equivalents and the net proceeds from its 2015 public offering and recent financing agreement.

The Company had an accumulated loss of approximately $43,136,000 at June 30, 2016. During the six months ended June 30, 2016, the Company generated a net loss of approximately $2,246,000, used cash in operations of approximately $2,233,000, and the Company expects that it will continue to generate operating losses for the foreseeable future. At June 30, 2016, the Company had a cash balance of approximately $1,292,000. Total revenues were approximately $6,851,000 and $10,399,000 for the three months ended June 30, 2016 and 2015, respectively, and approximately $14,194,000 and $21,101,000 for the six months ended June 30, 2016 and 2015, respectively. The Company had a working capital deficit of approximately $7,584,000 and $6,739,000 at June 30, 2016 and December 31, 2015, respectively.

The Company is closely monitoring operating costs and capital requirements and has developed an operating plan for 2016. The Company is making cost reductions in the areas of its staffing levels and operating budgets. In addition, on March 30, 2016, the Company entered into a Master Credit Facility pursuant to which it was granted a revolving credit facility in the principal amount up to the lesser of $5,000,000 or 75% of the outstanding balance of eligible customer receivables, or, if requested, the lender may approve discretionary drawdowns under the facility. On June 30, 2016, the Company closed the Master Credit Facility and received an initial disbursement of $1,572,576 (before reduction of related fees and expenses) (see Note 6). As of June 30, 2016, the Company had drawn approximately $435,000 more than its availability under the Master Credit Facility. Accordingly, the Company’s ability to receive additional funds under the Master Credit Facility is fully at the lender’s discretion. The Company may use the proceeds of the Master Credit Facility for working capital needs and to pay the costs, fees and expenses in connection with the Master Credit Facility. If revenues continue to decline, the outstanding balance of eligible receivables may not be sufficient to support the outstanding loan balance. If the Company is unable to meet its obligations under the Master Credit Facility, it may be in default and would need the lender to agree to a waiver. Management makes no assurances that the lender would provide a waiver if needed, which would result in a default in accordance with the terms of the Master Credit Facility.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management's plans, as noted above. The Company’s ability to execute its operating plan beyond September 2016 depends on its lender agreeing to additional advances under the Master Credit Facility, controlling operating costs and capital requirements, completing the proposed financing transaction with Cosmic Forward Limited (see Note 12) and if the Company is unable to access its Master Credit Facility, obtaining additional funding via the sale of equity and/or debt securities. Management cannot be sure that the lender will agree to additional advances under the Master Credit Facility or that the Company will consummate a transaction or financing that will enable the Company to meet its working capital needs. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 30, 2016 and amended May 4, 2016 (the “Annual Report”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2015 and 2014. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Annual Report. The interim results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

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

Advertising and Marketing Expenses - Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended June 30, 2016 and 2015, the Company incurred advertising and marketing expenses of approximately $521,000 and $1,212,000, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred advertising and marketing expenses of approximately $1,185,000 and $2,721,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At June 30, 2016 and December 31, 2015, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended June 30, 2016 and 2015 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2016	2015
Warrants to purchase common stock	4,112,500	362,500
Stock options	144,857	340,857
Unvested restricted stock	44,445	200,001
	4,301,802	903,358

Recently Issued Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which further amended ASU 2016-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. The Company is continuing to evaluate the expected impact of this standard on its consolidated financial statements.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from contracts with customers (Topic 606): Principal versus Agent Considerations Reporting Revenue Gross versus Net”. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Private entities must apply the amendments one year later. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

4. Capitalized Technology

Capitalized Technology, net is as follows:
	June 30, 2016	December 31, 2015
Capitalized cost:
Balance, beginning of period	$1,888,791	$1,469,432
Additional capitalized cost	-	419,359
Balance, end of period	$1,888,791	$1,888,791

Accumulated amortization:
Balance, beginning of period	$1,432,268	$943,362
Provision for amortization	153,565	488,906
Balance, end of period	$1,585,833	$1,432,268
Capitalized Technology, net	$302,958	$456,523

Amortization expense of $45,236 and $90,663 for the three months ended June 31, 2016 and 2015, respectively, and $153,565 and $181,601 for the six months ended June 30, 2016 and 2015, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

5. Intangible Assets

Intangible assets, net is as follows:

June 30, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(700,264)	$3,269,736
Paid Member Relationships	5	890,000	(313,972)	576,028
Member Lists	5	8,957,000	(3,159,831)	5,797,169
Developed Technology	3	978,000	(555,166)	422,834
Trade Name/Trademarks	4	480,000	(209,861)	270,139
Customer Relationships	5	280,000	(88,667)	191,333
		15,555,000	(5,027,761)	10,527,239
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$10,617,639

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(501,764)	$3,468,236
Paid Member Relationships	5	890,000	(224,972)	665,028
Member Lists	5	8,957,000	(2,264,131)	6,692,869
Developed Technology	3	978,000	(392,167)	585,833
Trade Name/Trademarks	4	480,000	(149,860)	330,140
Customer Relationships	5	280,000	(60,667)	219,333
		15,555,000	(3,593,561)	11,961,439
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$12,051,839

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016 (six months)	$1,434,200
2017	2,802,233
2018	2,563,872
2019	1,846,697
2020	397,000
2021	397,000
Thereafter	1,086,237
$10,527,239

Amortization expense of $717,100 for the three months ended June 31, 2016 and 2015 and $1,434,200 and $1,448,186 for the six months ended June 30, 2016 and 2015, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. Master Credit Facility

At June 30, 2016, the Company’s Master Credit Facility is comprised of the following:

Total Master Credit Facility	$1,572,576
Less: Unamortized debt issuance costs	(1,242,013)
Total Master Credit Facility, net of unamortized debt issuance costs	330,563
Less: Current portion of Master Credit Facility	-
Long-term portion	$330,563

On March 30, 2016, the Company entered into a Master Credit Facility with White Winston Select Asset Funds, LLC (“White Winston”), a private investment fund, pursuant to which the Company was granted a revolving credit facility (the “Master Credit Facility”) in the aggregate amount of up to $5,000,000. On June 30, 2016 (the “Closing Date”), the Company closed the Master Credit Facility and an initial disbursement of $1,572,576 (before reduction of related fees and expenses, or $1,022,623 of net proceeds) was made pursuant to the Master Credit Facility. Advances under the Master Credit Facility are issued at 95% of par value (the “Debt Discount”), with such Debt Discount deducted from the gross amount of the proceeds available under the Master Credit Facility at Closing and recorded as a debt issuance cost. White Winston shall make advances under the Master Credit Facility provided that the aggregate principal amount outstanding under the Master Credit Facility shall not exceed 75% of the then-outstanding balance of the Company’s customer receivables (as defined in the Master Credit Facility). With the discretionary approval of White Winston, as of June 30, 2016, the Company has drawn approximately $435,000 more than its availability under the Master Credit Facility. The Company may also request, subject to White Winston’s discretionary approval, additional advances that would be exempt from the limitation of eligible receivables. The Master Credit Facility matures on June 30, 2018 and bears interest at a rate of 8.0% per annum. Interest is payable monthly in arrears. In addition, from and after the first anniversary of the date of the Master Credit Facility and continuing until the Master Credit Facility is repaid in full, the Company is required to pay an additional fee of 3.0% on the average daily unborrowed portion of the Master Credit Facility. The fee is payable quarterly in arrears.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Company granted White Winston a first priority lien in all tangible and intangible property now owned by the Company or to be acquired in the future, including all receivables and all of the outstanding ownership interests in each of the Company’s subsidiaries. In addition, the Company established a cash collateral account, pursuant to which all revenues and payments due to the Company will be deposited into such account and will act as security for the Master Credit Facility. The Company has unrestricted access to the cash collateral account.

Pursuant to the terms of the Master Credit Facility, on June 30, 2016 the Company issued to White Winston warrants to purchase up to (i) 1,000,000 shares of the Company’s common stock at a price of $0.25 per share (the “Fixed $0.25 Warrant”); (ii) 1,750,000 shares of the Company’s common stock at a price of $0.25 per share (the “Pro Rata Warrant”), provided that the number of shares for which the Pro Rata Warrants are exercisable shall be pro-rata based on the ratio of the actual advances made under the Facility to the aggregate face amount of the Facility and (iii) 1,000,000 shares of the Company’s common stock at a price of $2.50 per share (the “Fixed $2.50 Warrant”). The Fixed $0.25 Warrant and the Pro Rata Warrant are exercisable for five years from the date of issuance and the Fixed $2.50 Warrant is exercisable for five years beginning on December 30, 2016.

Pursuant to the terms of a Board Representation Agreement between the Company and White Winston, White Winston has the right to designate nominees for election to the Company’s Board of Directors from the date the principal amount outstanding under the Master Credit Facility first exceeds $2,000,000 until such time as White Winston’s interest (as defined in the Board Representation Agreement) falls below five percent for 60 consecutive days. The number of nominees that White Winston is entitled to designate shall be determined in accordance with the terms of the Board Representation Agreement and, provided that no event of default has occurred, shall not exceed two nominees. If an event of default has occurred and is continuing, White Winston shall have the right to designate two additional nominees for election to the Company’s Board of Directors. However, the aggregate number of nominees that White Winston is entitled to designate shall in no event exceed (i) 50 percent of the number of directors, rounded down to the nearest whole number, if the Board is comprised of an odd number of Directors, and (ii) one less than half of the number of Directors, if the Board is comprised of an even number of Directors.

The Company determined the fair value of the Fixed $0.25 Warrant and Fixed $2.50 Warrant issued to White Winston to be $272,133 using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 54.63%, (2) risk-free interest rate of 1.01% and (3) expected life of five years.

The Company determined that the Pro Rata Warrant should be treated as a derivative liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” due to the variable number of shares issuable. Accordingly, the Pro Rata Warrant was initially recorded at fair value, with changes in the fair value of the liability recorded in other income/expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company determined the fair value of the Pro Rata Warrant issued to White Winston on June 30, 2016 to be $511,325, of which $380,000 was valued as the portion attributable to the unexercisable Pro Rata Warrant using the Monte Carlo model with the following assumptions: (1) expected volatility of 100.00%, (2) risk-free interest rate of 1.01% and (3) expected life of five years.. The Company did not record any changes in the fair value of the liability during the three and six months ended June 30, 2016.

As of June 30, 2016, there were 550,402 Pro Rata Warrants exercisable. As such, the Company recorded the value of these warrants, amounting to $131,325, as a component of additional paid in capital in the accompanying condensed consolidated balance sheets.

The issuance of the Fixed $0.25 Warrant, the Fixed $2.50 Warrant and the Pro Rata Warrant has been treated as a debt issue cost and, accordingly, has been recorded as a direct deduction from the carrying amount of Master Credit Facility and is being amortized to interest expense over the contractual term of the Master Credit Facility. During the three and months ended June 30, 2016, accretion of the costs amounted to $0.

The Company incurred cash fees associated with the closing of the Master Credit Facility of $458,555. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Master Credit Facility and are being amortized to interest expense over the contractual term of the Master Credit Facility. During the three and six months ended June 30, 2016, accretion of the fees amounted to $0.

Contractual interest expense on the Master Credit Facility amounted to $0 for the three and six months ended June 30, 2016. Because the Company did not close on the Master Credit Facility until June 30, 2016, the Company did not incur interest expense on the outstanding amounts, nor did it record any amortization of debt issue costs related to the Master Credit Facility.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Master Credit Facility contains customary representations and warranties, events of default and covenants, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company to incur additional indebtedness, create or permit liens on assets, make acquisitions, engage in mergers or consolidations and pay dividends or repurchase stock. In addition, the Master Credit Facility contains a covenant requiring the Company to maintain at the end of each semi-annual fiscal period commencing with the period ending December 31, 2016, a minimum current ratio of not less than 1.4 to 1.

On August 10, 2016, the Company entered into an Amendment to Master Credit Facility and Consent and Waiver Agreement with White Winston in connection with the CFL transaction (see Note 12). Pursuant to the Amendment, White Winston consented to the proposed transaction and waived certain rights in connection with the transaction. In consideration for the Amendment, the Company agreed that the Pro Rata Warrant would be exercisable in full without regard to the pro rata provisions of the warrant and paid a $15,000 financing fee, to be treated as a drawdown under the Master Credit Facility. In addition, White Winston granted the Company the right to repurchase the Pro Rata Warrant and Fixed Warrant for a period of time following the consummation of the proposed transaction.

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

Rent expense, amounting to approximately $241,000 and $324,000 for the three months ended June 30, 2016 and 2015, respectively, and approximately $550,000 and $700,000 for the six months ended June 30, 2016 and 2015, respectively, is included in general and administrative expense in the condensed consolidated statements of comprehensive loss. Included in rent expense is sublease income of approximately $90,000 for the three months ended June 30, 2016 and 2015 and approximately $180,000 and $165,000 for the six months ended June 30, 2016 and 2015, respectively.

During the three months ended June 30, 2016, the Company recorded a gain on lease cancellation of approximately $424,000 related to the closing of its Los Angeles, CA office in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Legal Proceedings

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action alleging violations of various California Labor Code (wage & hour) sections.  The plaintiffs seek unspecified damages. The complaint was filed in December 2015 and the Company has answered.  On April 28, 2016, the parties entered into a mutual settlement agreement and release, on behalf of all putative class participants, in the amount of $500,000. Such amount is recorded in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2016. The parties’ agreement and its amount are subject to Court and state agency approval. The Company has been notified that the Court will hold a hearing to consider final approval on November 28, 2016. The Company anticipates that, if the global settlement is approved, it will have to fund the settlement in late Fourth Quarter of 2016 or early First Quarter of 2017.

The Company’s wholly-owned subsidiary, Noble Voice LLC, was party to litigation captioned as Expand, Inc. v. Noble Voice LLC et al., Case No.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) in September 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief.  This case was settled for a confidential but nominal amount during the Second Quarter of 2016 and the action has been dismissed.

The Company and its wholly-owned subsidiary, Noble Voice, LLC, were parties to litigation captioned as Coleman v. Noble Voice, LLC, et al., Case No. 15-CV-6791 (N.D. Ill.), a putative class action, pursuant to which a consumer alleged that Noble Voice violated the Telephone Consumer Protection Act (“TCPA”) by contacting him in relation to a job for which he applied online.  The complaint sought unspecified damages and injunctive relief.  The lawsuit was filed in August 2015 and the Company timely filed its answer.  This case was settled for a confidential but nominal amount during the Second Quarter of 2016 and the action has been dismissed.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Company was party to litigation captioned as Norma Vazquez v. Professional Diversity Network, Inc., Case No. 16-CV-13-WCO (N.D.Ga.), a putative class action, pursuant to which a consumer alleged that the Company violated the TCPA by sending her a text message inviting her to attend a career fair.  The complaint sought unspecified damages and injunctive relief.  The lawsuit was filed in January 2016 and the Company timely filed its answer.  This case was settled for a confidential but nominal amount during the Second Quarter of 2016 and the action has been dismissed.

The Company and its wholly-owned subsidiary, NAPW, Inc., were parties to litigation captioned as Crystal Martin, et al. v. NAPW, Inc., et al., No. BC606543 (Los Angeles Sup. Ct.), alleging violations of various California Labor Code (wage & hour) sections.  The plaintiffs sought unspecified damages and civil penalties pursuant to the California Labor Code. The complaint was served in January 2016 and the Company timely filed its answer. This case was settled for a confidential but nominal amount during the Second Quarter of 2016 and the action has been dismissed.

The Company and its wholly-owned subsidiary, NAPW, Inc., were parties to litigation captioned Ilana Youngheim v. NAPW, Inc., et al., No. BC605928 (Los Angeles Sup. Ct.), a case alleging discrimination in violation of California Fair Employment and Housing Act (disability discrimination). The plaintiff sought unspecified damages, back pay, front pay, lost employment benefits and other compensation. The complaint was served in February 2016 and the Company timely filed its answer. This case was settled for a confidential but nominal amount during the Second Quarter of 2016 and the action has been dismissed.

The Company’s wholly-owned subsidiary, NAPW, Inc., was the respondent in two matters before the New York State Division of Human Rights (“DHR”), captioned Adrianne Kay Mack v. NAPW Merger Sub, Inc., No. 10178056 and Adrianne Kay Mack v. National Association of Professional Women, No. 10178191.  These related cases from a single former employee alleged that the employee received disparate treatment on account of her race or national origin (in No. 10178056) and that she was terminated in retaliation for filing her original complaint (in No. 10178191). This case was settled for a nominal but confidential amount during the Second Quarter of 2016 and the action has been dismissed.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to an administrative action before the National Labor Relations Board captioned as In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904 (NLRB), alleging violations of the National Labor Relations Act, where employee was allegedly terminated for asserting “union organizing” rights. While the Company disputes that any rights were impacted, the NLRB has issued its preliminary order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies. The Company anticipates a final order requiring it to provide back pay to the complainant, but does not anticipate that its outcome will have a material impact on the Company’s financial position.

The Company is a party to an administrative action before the Equal Employment Opportunity Commission captioned as Paul Sutcliffe v. Professional Diversity Network, Inc., No. 533-2016-00033 (EEOC), alleging violations of Title VII and the Age Discrimination in Employment Act, where employee was allegedly terminated due to his race (Caucasian) and his age (over 40). The EEOC has asked the Company to provide a position statement regarding the complainant’s claims. While the outcome of any matter is uncertain, the Company does not anticipate that this case will have a material impact on the Company’s financial position.

On August 10, 2016, the Company received a letter from Matthew Proman demanding payment, on or before September 1, 2016 of the full amount of the outstanding promissory note in the amount of $445,000 made by the Company in favor of Mr. Proman, and that legal proceedings will commence if the note is not repaid.  The Company believes there is no merit to Mr. Proman’s claim and will vigorously defend against any such claims.

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

8. Income Taxes

The effective income tax rate for the three months ended June 30, 2016 and 2015 was 14.5% and 39.0%, respectively, resulting in a $136,000 and $497,000 income tax benefit, respectively. The effective income tax rate for the six months ended June 30, 2016 and 2015 was 20.9% and 38.7%, respectively, resulting in a $594,000 and $1,467,000 income tax benefit, respectively. During the three months ended June 30, 2016 and 2015, the Company recorded a valuation allowance of $96,000 and $0, respectively, and during the six months ended June 30, 2016 and 2015, the Company recorded a valuation allowance of $374,000 and $0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that we will not realize the deferred income tax asset balances and therefore, initially recorded a valuation allowance as of September 30, 2015. Management has again evaluated the deferred tax asset for the six months ended June 30, 2016 and has determined a full valuation allowance continues to be applicable.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

9. Stock-Based Compensation

Equity Incentive Plans – The Company adopted the 2013 Equity Compensation Plan under which the Company reserved 500,000 shares of common stock for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The Company subsequently amended the plan to increase the number of authorized shares of common stock under the plan to 1,800,000 shares, which the Company’s stockholders approved on June 3, 2015.

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	157,190	$3.75	8.0	$-
Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	(12,333)	(3.45)
Outstanding – June 30, 2016	144,857	$3.78	7.9	$-

Exercisable – June 30, 2016	108,522	3.89	8.0	$-

A summary of the changes in the Company’s unvested stock options is as follows:
	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2015	109,522	$1.72
Granted	-	-
Vested	(70,187)	(1.75)
Forfeited/Canceled/Expired	(3,000)	(1.65)
Unvested – June 30, 2016	36,335	$1.65

The Company recorded non-cash compensation expense of approximately $15,000 and $31,000 for the three months ended June 30, 2016 and 2015, respectively, and approximately $44,000 and $43,000 for the six months ended June 30, 2016 and 2015, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at June 30, 2016 amounts to approximately $45,000 and is expected to be recognized over a remaining weighted average period of 0.75 years.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Warrants

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	362,500	$8.34	3.5	$-
Granted	3,750,000	0.85
Exercised	-	-
Forfeited/Canceled/Expired	-	-
Outstanding – June 30, 2016	4,112,500	$1.51	4.8	$412,500

Exercisable – June 30, 2016	1,912,902	1.78	4.6	$232,560

As discussed in Note 6, the Company granted warrants to purchase 3,750,000 shares of common stock during the three months ended June 30, 2016. The fair value of the warrants issued of $783,458 has been recorded as a direct deduction from the carrying amount of Master Credit Facility.

A summary of the changes in the Company’s unvested warrants is as follows:
	Number of Warrants	Weighted Average Grant Date Fair Value
Unvested - December 31, 2015	-	$-
Granted	3,750,000	0.18
Vested	(3,750,000)	(0.18)
Forfeited/Canceled/Expired	-	-
Unvested – June 30, 2016	-	$-

No compensation cost was recognized for the three and six months ended June 30, 2016 and 2015 pertaining to warrants.

Restricted Stock

As of June 30, 2016 and December 31, 2015, there were 44,445 shares of unvested restricted stock outstanding.

The Company recorded non-cash compensation expense of approximately $28,000 and $83,000 for the three months ended June 30, 2016 and 2015, respectively, and approximately $55,000 and $194,000 for the six months ended June 30, 2016 and 2015, respectively, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at June 30, 2016 amounts to approximately $157,000 and is expected to be recognized over a weighted average period of 1.4 years.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

10. Fair Value of Financial Instruments

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

The following table presents a summary of fair value measurements for certain financial instruments measured at fair value on a recurring basis:

Financial Instrument	Level	June 30, 2016	December 31, 2015
Warrant liability	3	$380,000	$-

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

The Company uses the Monte Carlo model to value Level 3 financial liabilities at inception and on subsequent valuation dates. This model is a discrete-time model that allows for sources of uncertainty and simulates the movements of the underlying asset and calculates the resulting derivative value for each trial. Such simulations are performed for a number of trials and the average value across all trials is determined in order to arrive at the concluded value of such derivative. The model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, and risk free rates, as well as volatility. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in “change in fair value of warrant liability” in the Company’s condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2016 and December 31, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The warrant liability was valued using the Monte Carlo model and the following assumptions at June 30, 2016:

Strike price	$0.25
Market price	$0.40
Expected life	5 years
Risk-free interest rate	1.01%
Dividend yield	0.00%
Volatility	100%
Warrants exercisable	1,199,598

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The following table sets forth a summary of the changes in the fair value of the Level 3 financial liabilities that are measured at fair value on a recurring basis:

Balance – January 1, 2016	$-
Initial value of warrant liability	380,000
Balance – June 30, 2016	$380,000

11. Segment Information

The Company operates in three segments: (i) PDN Network, (2) NAPW Network and (3) Noble Voice operations, which are based on its business activities and organization. The following tables present key financial information of the Company’s reportable segments as of and for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$4,259,144	$-	$4,259,144
Lead generation	-	-	1,415,958	1,415,958
Recruitment services	717,360	-	-	717,360
Products sales and other	-	404,590	-	404,590
Consumer advertising and marketing solutions	53,976	-	-	53,976
Total revenues	771,336	4,663,734	1,415,958	6,851,028
Loss from operations	(289,066)	(232,145)	(419,968)	(941,179)
Depreciation and amortization	47,318	697,166	66,748	811,232
Income tax expense (benefit)	2,630	18,059	(156,858)	(136,169)
Net loss	(292,955)	(250,204)	(263,110)	(806,269)

	Six Months Ended June 30, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$9,299,318	$-	$9,299,318
Lead generation	-	-	2,935,549	2,935,549
Recruitment services	1,340,669	-	-	1,340,669
Products sales and other	-	491,583	-	491,583
Consumer advertising and marketing solutions	127,052	-	-	127,052
Total revenues	1,467,721	9,790,901	2,935,549	14,194,171
Loss from operations	(720,892)	(1,278,890)	(840,002)	(2,839,784)
Depreciation and amortization	96,650	1,469,230	112,362	1,678,242
Income benefit	(150,909)	(267,672)	(175,812)	(594,393)
Net loss	(570,499)	(1,011,218)	(664,190)	(2,245,907)

	At June 30, 2016
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	10,155,906	371,333	10,617,639
Total assets	2,324,978	33,216,315	1,829,015	37,370,308

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	Three Months Ended June 30, 2015
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$6,754,247	$-	$6,754,247
Lead generation	-	-	2,760,022	2,760,022
Recruitment services	756,039	-	-	756,039
Products sales and other	-	64,736	-	64,736
Consumer advertising and marketing solutions	63,785	-	-	63,785
Total revenues	819,824	6,818,983	2,760,022	10,398,829
Loss from operations	(636,691)	(592,698)	(125,003)	(1,324,392)
Depreciation and amortization	95,741	728,821	45,711	870,273
Income tax benefit	(229,652)	(219,086)	(48,458)	(497,196)
Capital expenditures	-	33,869	3,882	37,751
Net loss	(358,122)	(343,612)	(76,545)	(778,279)

	Six Months Ended June 30, 2015
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$13,542,927	$-	$13,542,927
Lead generation	-	-	5,519,126	5,519,126
Recruitment services	1,602,701	-	-	1,602,701
Products sales and other	-	300,429	-	300,429
Consumer advertising and marketing solutions	136,086	-	-	136,086
Total revenues	1,738,787	13,843,356	5,519,126	21,101,269
Loss from operations	(1,236,595)	(2,111,758)	(479,260)	(3,827,613)
Depreciation and amortization	191,755	1,522,213	91,228	1,805,196
Income tax benefit	(466,632)	(814,121)	(186,069)	(1,466,822)
Capital expenditures	-	50,216	13,938	64,154
Net loss	(730,329)	(1,297,637)	(293,191)	(2,321,157)

	At December 31, 2015
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	11,502,106	459,333	12,051,839
Total assets	4,167,229	34,985,831	2,274,756	41,427,816

12. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued for potential recognition or disclosure.

On August 12, 2016, the Company entered into a stock purchase agreement (the “Purchase Agreement”), with Cosmic Forward Limited, a Republic of Seychelles company wholly-owned by a group of Chinese investors (“CFL”). Pursuant to the Purchase Agreement, the Company has agreed to issue and sell to CFL (the “Share Issuance and Sale”), and CFL has agreed to purchase, at a price of $1.20 per share (the “Per Share Price”), upon the terms and subject to the conditions set forth in the Purchase Agreement, a number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), such that CFL will hold shares of Common Stock equal to approximately 51% of the outstanding shares of Common Stock, determined on a fully-diluted basis, after giving effect to the consummation of the transactions contemplated by the Purchase Agreement, including the Tender Offer described below (the “CFL Transaction”).

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Pursuant to the Purchase Agreement, the Company has agreed to commence a partial issuer tender offer to purchase up to 2,500,000 shares of Common Stock as soon as reasonably practicable following the execution of the Purchase Agreement (the “Tender Offer”).  The price per share to be paid for each share of Common Stock validly tendered and not withdrawn shall be paid from the proceeds of the Share Issuance and Sale and shall be equal to the Per Share Price, net to the tendering holder in cash but subject to reduction for any required withholding of taxes (or any higher price offered and paid pursuant to the Tender Offer, subject to the mutual agreement of the Company and CFL). In addition, pursuant to a co-sale right, an existing shareholder of the Company will have the right to sell up to 1,647,397 shares of Common Stock to CFL as of the date of the Purchase Agreement (the “Co-Sale Right”), and such Co-Sale Right, to the extent exercised, will reduce the number of shares of Common Stock to be purchased by CFL directly from the Company. The number of shares of Common Stock that CFL will purchase will be that amount that allows it to hold 51% of the outstanding shares of Common Stock, determined on a fully-diluted basis, after giving effect to the number of shares of Common Stock (if any) the Company purchases in the Tender Offer, and any shares sold to CFL pursuant to the co-sale right (collectively, the “Common Shares”). Assuming full participation by the Company’s stockholders in the Tender Offer, the number of Common Shares sold by the Company to CFL will be 17,122,794, subject to further reduction depending on how many shares, if any, are purchased by CFL from the existing shareholders of the Company pursuant to the Co-Sale Right. If, immediately following the consummation of the Tender Offer and after giving effect to the purchase by the Company of all shares of Common Stock validly tendered and not withdrawn in the Tender Offer, the Common Shares amount to less than 51% of the then-outstanding shares of Common Stock, determined on a fully-diluted basis, then CFL shall have an option (the “Call Option”) to purchase, at a price per share equal to the Per Share Price, such additional number of shares of Common Stock (the “Call Option Shares”) as are necessary for the previously issued Common Shares plus the Call Option Shares to equal 51% of the then-outstanding shares of Common Stock determined on a fully-diluted basis, taking into account the issuance of the Call Option Shares.

Pursuant to the terms of the Escrow Agreement, dated as of August 12, 2016 (the “Escrow Agreement”), by and among the Company, CFL and Wilmington Trust, N.A., as escrow agent (the “Escrow Agent”), CFL has agreed to fund no later than August 19, 2016 approximately $1.7 million (the “Escrow Amount”) into an escrow account with the Escrow Agent as security for CFL’s potential termination fee obligations under the Purchase Agreement described below. The Escrow Amount will be held by the Escrow Agent in accordance with, and released pursuant to the terms and subject to the conditions set forth in, the Escrow Agreement.

The Purchase Agreement contains customary representations, warranties, covenants and agreements of the parties thereto, and completion of the Share Issuance and Sale is subject to the approval of the Company’s stockholders at a special meeting of stockholders to be announced at a later date. The Purchase Agreement also contains other customary closing conditions, including, among others, the execution of certain ancillary agreements and documentation; all receipt of all required consents and approvals necessary to consummate the Share Issuance and Sale; the absence of any injunction or proceeding by a government entity seeking to restrain or prohibit consummation of the CFL Transaction; the absence of any change or event that has had or would reasonably be expected to have a material adverse effect on the Company; and receipt of a clearance by the Committee on Foreign Investment in the United States. The consummation of the Tender Offer will be conditioned upon the consummation of the Share Issuance and Sale and such other conditions to be set forth in an offer to purchase.

The Purchase Agreement also contains customary indemnification and termination provisions. If the Purchase Agreement is terminated under certain circumstances set forth in the Purchase Agreement, the Company may be required to reimburse CFL for its costs and expenses in connection with the Share Issuance and Sale, up to a maximum amount of $205,000, and, in certain cases, may also be required to pay CFL a termination fee of $615,000. In certain instances specified in the Purchase Agreement, upon termination by the Company, the Escrow Agent would be required to release the full Escrow Amount to the Company as a “reverse” termination fee.

Under the terms of the Purchase Agreement and as a condition to consummating the Share Issuance and Sale, at the closing of the Share Issuance and Sale, the Company, CFL and each of the shareholders of CFL (the “CFL Shareholders”) will enter into a stockholders’ agreement (the “Stockholders’ Agreement”). The Stockholders’ Agreement will provide certain limitations on the ability of CFL and the CFL Shareholders to acquire additional securities from the Company, and will provide for certain participation rights to CFL, to enable CFL to participate in future equity issuances by the Company, in order to maintain its then-current beneficial ownership interest in the Company, up to the CFL Shareholders’ then-current ownership percentage based on the number of shares of Common Stock then-outstanding, but no greater than 51.0% of the outstanding shares of Common Stock, determined on a fully-diluted basis, on a given date. The Stockholders’ Agreement will also provide for certain “standstill” covenants prohibiting CFL or the CFL Shareholders or their respective affiliates from taking certain actions with respect to the Company or the Board of Directors. Under the Stockholders’ Agreement, CFL will be entitled to nominate individuals reasonably acceptable to the Nominating and Governance Committee of the Board of Directors for election as directors of the Company, so long as CFL’s beneficial ownership level exceeds certain predefined percentage thresholds of the Company’s issued and outstanding Common Stock. The Stockholders’ Agreement will provide that, upon the closing of the Share Issuance and Sale and for so long as CFL’s beneficial ownership level exceeds 49.5% of the Company’s issued and outstanding Common Stock, CFL will be entitled to nominate five of nine directors on the Board of Directors. The Stockholders’ Agreement will further provide certain restrictions on the transfer of the Common Shares issued and sold to CFL in the Share Issuance and Sale, including, among other restrictions, a lock-up during the one-year period following the closing of the Share Issuance and Sale. The Stockholders’ Agreement will also provide certain demand, shelf and piggyback registration rights to CFL that will require the Company to effect the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the resale of the Common Shares and other shares of Common Stock (including the Call Option Shares) acquired by CFL.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

In addition, on August 10, 2016, the Company and its wholly-owned subsidiaries, NAPW, Inc., Noble Voice LLC and Compliant Lead LLC, entered into an Amendment to Master Credit Facility and Consent and Waiver Agreement (the “Amendment”) with White Winston.  Pursuant to the Amendment, White Winston consented to the CFL Transaction and waived its participation rights and board representation rights under the Board Representation Agreement between White Winston and the Company dated June 30, 2016 in connection with the CFL transaction.  In consideration for the Amendment, the Company agreed that the Pro Rata Warrant shall be fully exercisable, notwithstanding the pro rata formula set forth in the warrant, and paid a fee of $15,000.  In addition, White Winston granted the Company an option to repurchase its outstanding, in-the-money warrants following consummation of the Tender Offer on the terms set forth in the Amendment.

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

Overview

We are a dynamic operator of professional networks with a focus on diversity.  We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification.  We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBT).  Our value proposition is three-fold: (i) we provide a robust online and in-person network for our women members to make professional and personal connections (with the ability to roll out to our other affinities); (ii) we assist our registered users, or members, in their efforts to connect with like-minded individuals and identify career opportunities within the network and (iii) we help employers address their workforce diversity needs by connecting them with the right candidates.  We operate in three business segments: (i) Professional Diversity Network (“ PDN Network ”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, (ii) National Association of Professional Women (“ NAPW Network ”), a women-only professional networking organization, and (iii) Noble Voice operations (“ Noble Voice ”), a career consultation and lead generation service.  Through the second quarter of 2016, our PDN Network, NAPW Network and Noble Voice businesses represented 10.3%, 69.0% and 20.7% of our revenues, respectively.  As of June 30, 2016, we had approximately 8.6 million registered users in our PDN Network; over 870,000 registered users, or members, in the NAPW Network; and over 600 companies utilizing our products and services in our combined PDN Network and Noble Voice operations.  We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Percentage of revenue by product:
Membership fees and related services	62.2%	64.9%	65.5%	64.2%
Lead generation	20.7%	26.5%	20.7%	26.2%
Recruitment services	10.5%	7.3%	9.4%	7.6%
Products sales and other	5.9%	0.6%	3.5%	1.4%
Consumer advertising and consumer marketing solutions	0.7%	0.7%	0.9%	0.6%

Paid Membership Subscriptions and Related Services.  We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary.  Members gain access to networking opportunities through a members-only website at www.napw.com, as well as through in-person networking at nearly 200 local chapters nationwide, additional career and networking events such as the National Networking Summit Series and the PDN Network events, as well as ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks.  Upgraded packages include (i) the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and free continuing education programs and (ii) the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence.  Membership is renewable and fees are payable on an annual basis, with the first annual fee payable at the commencement of the membership.  Membership subscriptions represented approximately 91.3% and 99.0%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended June 30, 2016 and 2015 and 95.0% and 97.8%, respectively, for the six months ended June 30, 2016.

Lead Generation.  We monetize our career consultations conducted by our Noble Voice division by generating and selling value-added leads to our strategic partners who provide continuing education and career services.  We also generate revenue from sales of data not used in the lead generation process.  Lead generation sales represented 100% of the revenue attributable to the Noble Voice business segment for the three and six months ended June 30, 2016 and 2015.

Recruitment Services.  We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks.  Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events.  The majority of recruitment services revenue comes from job recruitment advertising.  We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services.  For the three months ended June 30, 2016 and 2015, recruitment advertising revenue constituted approximately 93.0% and 92.2%, respectively, of the revenue attributable to the PDN Network business segment. For the six months ended June 30, 2016 and 2015, recruitment advertising revenue constituted approximately 91.3% and 92.2%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales.  We offer to new purchasers of our NAPW Network memberships the opportunity to purchase up to two commemorative wall plaques at the time of membership purchase.  Product sales represented approximately 8.7% and 1.0%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended June 30, 2016 and 2015 and 5.0% and 2.2%, respectively, revenue attributable to the NAPW Network business segment for the six months ended June 30, 2016 and 2015.

Consumer Advertising and Consumer Marketing Solutions.  We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers to post recruitment advertising and job openings.  We generate revenue from fees charged for those postings.  For the three months ended June 30, 2016 and 2015, Consumer Advertising and Marketing represented approximately 7.0% and 7.8%, respectively, of the revenue attributable to the PDN Network business segment. For the six months ended June 30, 2016 and 2015, Consumer Advertising and Marketing represented approximately 8.7% and 7.8%, respectively, of the revenue attributable to the PDN Network business segment.

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

Financial Overview
During the quarter and six months ended June 30, 2016, we experienced losses as we continued our efforts to reduce costs and streamline our business. For the six months ended June 30, 2016, we realized a net loss of approximately $2,246,000, a $75,000, or 3%, decrease from the comparable prior year period. This slight decrease in the net loss is the result of our efforts to reduce operating expenses, partially offset by the decline in revenue. Sales and marketing expenses in the six months ended June 30, 2016 declined approximately 40%, from the comparable prior year period, primarily the result of our efforts to reduce marketing costs related to lead generation at the NAPW Network, in an effort to optimize operating margins, combined with significant reductions of sales staff at both the NAPW Network and Noble Voice division on a year over year basis. General and administrative expenses in the six months ended June 30, 2016 also declined reflecting the impact of our cost containment initiatives, combined with the reversal of sub-lease liability accrual recorded in the fourth quarter of 2015 related to the closing of the Company’s Los Angeles location.

Recent Events

On August 12, 2016, we entered into a stock purchase agreement (the “Purchase Agreement”), with Cosmic Forward Limited, a Republic of Seychelles company wholly-owned by a group of Chinese investors (“CFL”). Pursuant to the Purchase Agreement, we have agreed to issue and sell to CFL (the “Share Issuance and Sale”), and CFL has agreed to purchase, at a price of $1.20 per share (the “Per Share Price”), upon the terms and subject to the conditions set forth in the Purchase Agreement, a number of shares of our common stock, par value $0.01 per share (the “Common Stock”), such that CFL will hold shares of Common Stock equal to approximately 51% of the outstanding shares of Common Stock, determined on a fully-diluted basis, after giving effect to the consummation of the transactions contemplated by the Purchase Agreement, including the Tender Offer described below (the “CFL Transaction”).

Pursuant to the Purchase Agreement, we have agreed to commence a partial issuer tender offer to purchase up to 2,500,000 shares of Common Stock as soon as reasonably practicable following the execution of the Purchase Agreement (the “Tender Offer”).  The price per share to be paid for each share of Common Stock validly tendered and not withdrawn shall be paid from the proceeds of the Share Issuance and Sale and shall be equal to the Per Share Price, net to the tendering holder in cash but subject to reduction for any required withholding of taxes (or any higher price offered and paid pursuant to the Tender Offer, subject to the mutual agreement of the Company and CFL). In addition, pursuant to a co-sale right, our existing shareholder will have the right to sell up to 1,647,397 shares of Common Stock to CFL as of the date of the Purchase Agreement (the “Co-Sale Right”), and such Co-Sale Right, to the extent exercised, will reduce the number of shares of Common Stock to be purchased by CFL directly from us. The number of shares of Common Stock that CFL will purchase will be that amount that allows it to hold 51% of the outstanding shares of Common Stock, determined on a fully-diluted basis, after giving effect to the number of shares of Common Stock (if any) we purchase in the Tender Offer, and any shares sold to CFL pursuant to the co-sale right (collectively, the “Common Shares”). Assuming full participation by our stockholders in the Tender Offer, the number of Common Shares sold by us to CFL will be 17,122,794, subject to further reduction depending on how many shares, if any, are purchased by CFL from our existing stockholders pursuant to the Co-Sale Right. If, immediately following the consummation of the Tender Offer and after giving effect to our purchase of all shares of Common Stock validly tendered and not withdrawn in the Tender Offer, the Common Shares amount to less than 51% of the then-outstanding shares of Common Stock, determined on a fully-diluted basis, then CFL shall have an option (the “Call Option”) to purchase, at a price per share equal to the Per Share Price, such additional number of shares of Common Stock (the “Call Option Shares”) as are necessary for the previously issued Common Shares plus the Call Option Shares to equal 51% of the then-outstanding shares of Common Stock determined on a fully-diluted basis, taking into account the issuance of the Call Option Shares.

Pursuant to the terms of the Escrow Agreement, dated as of August 12, 2016 (the “Escrow Agreement”), by and among the Company, CFL and Wilmington Trust, N.A., as escrow agent (the “Escrow Agent”), CFL has agreed to fund no later than August 19, 2016 approximately $1.7 million (the “Escrow Amount”) into an escrow account with the Escrow Agent as security for CFL’s potential termination fee obligations under the Purchase Agreement described below. The Escrow Amount will be held by the Escrow Agent in accordance with, and released pursuant to the terms and subject to the conditions set forth in, the Escrow Agreement.

The Purchase Agreement contains customary representations, warranties, covenants and agreements of the parties thereto, and completion of the Share Issuance and Sale is subject to the approval of our stockholders at a special meeting of stockholders to be announced at a later date. The Purchase Agreement also contains other customary closing conditions, including, among others, the execution of certain ancillary agreements and documentation; all receipt of all required consents and approvals necessary to consummate the Share Issuance and Sale; the absence of any injunction or proceeding by a government entity seeking to restrain or prohibit consummation of the CFL Transaction; the absence of any change or event that has had or would reasonably be expected to have a material adverse effect on the Company; and receipt of a clearance by the Committee on Foreign Investment in the United States. The consummation of the Tender Offer will be conditioned upon the consummation of the Share Issuance and Sale and such other conditions to be set forth in an offer to purchase.
The Purchase Agreement also contains customary indemnification and termination provisions. If the Purchase Agreement is terminated under certain circumstances set forth in the Purchase Agreement, we may be required to reimburse CFL for its costs and expenses in connection with the Share Issuance and Sale, up to a maximum amount of $205,000, and, in certain cases, may also be required to pay CFL a termination fee of $615,000. In certain instances specified in the Purchase Agreement, upon termination by us, the Escrow Agent would be required to release to us the full Escrow Amount as a “reverse” termination fee.

Under the terms of the Purchase Agreement and as a condition to consummating the Share Issuance and Sale, at the closing of the Share Issuance and Sale, we, CFL and each of the shareholders of CFL (the “CFL Shareholders”) will enter into a stockholders’ agreement (the “Stockholders’ Agreement”). The Stockholders’ Agreement will provide certain limitations on the ability of CFL and the CFL Shareholders to acquire additional securities from us, and will provide for certain participation rights to CFL, to enable CFL to participate in our future equity issuances, in order to maintain its then-current beneficial ownership interest in the Company, up to the CFL Shareholders’ then-current ownership percentage based on the number of shares of Common Stock then-outstanding, but no greater than 51.0% of the outstanding shares of Common Stock, determined on a fully-diluted basis, on a given date. The Stockholders’ Agreement will also provide for certain “standstill” covenants prohibiting CFL or the CFL Shareholders or their respective affiliates from taking certain actions with respect to the Company or the Board of Directors. Under the Stockholders’ Agreement, CFL will be entitled to nominate individuals reasonably acceptable to the Nominating and Governance Committee of the Board of Directors for election as directors of the Company, so long as CFL’s beneficial ownership level exceeds certain predefined percentage thresholds of our issued and outstanding Common Stock. The Stockholders’ Agreement will provide that, upon the closing of the Share Issuance and Sale and for so long as CFL’s beneficial ownership level exceeds 49.5% of our issued and outstanding Common Stock, CFL will be entitled to nominate five of nine directors on the Board of Directors. The Stockholders’ Agreement will further provide certain restrictions on the transfer of the Common Shares issued and sold to CFL in the Share Issuance and Sale, including, among other restrictions, a lock-up during the one-year period following the closing of the Share Issuance and Sale. The Stockholders’ Agreement will also provide certain demand, shelf and piggyback registration rights to CFL that will require the Company to effect the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the resale of the Common Shares and other shares of Common Stock (including the Call Option Shares) acquired by CFL.

In addition, on August 10, 2016, we and our wholly-owned subsidiaries, NAPW, Inc., Noble Voice LLC and Compliant Lead LLC, entered into an Amendment to Master Credit Facility and Consent and Waiver Agreement (the “Amendment”) with White Winston Select Asset Funds, LLC (“White Winston”).  Pursuant to the Amendment, White Winston consented to the CFL Transaction and waived its participation rights and board representation rights under the Board Representation Agreement between White Winston and the Company dated June 30, 2016 (the “Board Representation Agreement”) in connection with the CFL Transaction.  In consideration for the Amendment, we agreed that the Pro Rata Warrant shall be fully exercisable, notwithstanding the pro rata formula set forth in the Warrant, and paid a fee of $15,000.  In addition, White Winston granted us an option to repurchase its outstanding, in-the-money Warrants following consummation of the Tender Offer on the terms set forth in the Amendment.

Key Metrics

We believe that one of the key metrics in evaluating and measuring our performance is the number of registered users or members.  We a registered user as an individual job seeker who affirmatively visited one of PDN Network’s properties, opted into an affinity group and provided us with demographic or contact information enabling us to match him or her with employers and/or jobs (“PDN Network registered user”). We define a member as a consumer who has viewed our marketing material, opted into membership in the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator (the “NAPW Network member”).  We believe that a higher number of registered users will result in increased sales of our products and services, as employers will have access to a larger pool of professional talent.  We believe that a higher number of NAPW Network members will translate into increased revenues through membership subscriptions.

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of
	June 30,		Change
	2016	2015	(Percent)
	(in thousands)
PDN Network Registered Users (1)	8,552	5,721	49.5%
NAPW Network Total Membership (2)	872	804	8.5%

(1)          The number of registered users may be higher than the number of actual users due to various factors.  For more information, see “Risk Factors—The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended on May 4, 2016 (the” 2015 Annual Report”).

(2)          Includes both paid and unpaid members.

We also track on a quarterly basis as our performance measurement gross bookings of services and products by NAPW Network and recruitment services and consumer advertising and marketing that we originate through PDN Network’s direct sales force and online products.  Although direct bookings are non-binding and the revenue derived from such bookings is not recorded in earnings until all of the revenue recognition criteria are met, we consider direct bookings to be a key performance indicator of where we stand against our strategic plan.

The following table sets forth the booked revenues we originated as of the periods presented:

	Three Months Ended
	June 30,		Change
	2016	2015	(Percent)
	(in thousands)
NAPW Network bookings	$3,812	$6,615	(42.4%)
PDN Network bookings	$617	$716	(13.8%)

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

The following table provides a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure reported in our consolidated financial statements:

(Amount in thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(806)	$(778)	$(2,246)	$(2,321)
Stock-based compensation expense	43	114	100	236
Depreciation and amortization	811	870	1,678	1,805
Litigation settlement	-	-	500	-
Gain on lease cancellation	(424)	-	(424)	-
Change in fair value of warrant liability	-	(71)	-	(92)
Interest expense	1	29	1	75
Interest and other income	-	(7)	(1)	(23)
Income tax benefit	(136)	(497)	(594)	(1,467)
Adjusted EBITDA	$(511)	$(340)	$(986)	$(1,787)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$4,259	$6,754	$(2,495)	(36.9%)
Lead generation	1,416	2,760	(1,344)	(48.7%)
Recruitment services	717	756	(39)	(5.2%)
Products sales and other	405	65	340	523.1%
Consumer advertising and marketing solutions	54	64	(10)	(15.6%)
Total revenues	$6,851	$10,399	$(3,548)	(34.1%)

	Six Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$9,299	$13,543	$(4,244)	(31.3%)
Lead generation	2,936	5,519	(2,583)	(46.8%)
Recruitment services	1,341	1,603	(262)	(16.3%)
Products sales and other	492	300	192	64.0%
Consumer advertising and marketing solutions	126	136	(10)	(6.6%)
Total revenues	$14,194	$21,101	$(6,907)	(32.7%)

Total revenues decreased $3.5 million, or 34.1% for the three months ended June 30, 2016, compared to the same prior year period, and $6.9 million, or 32.7%, for the six months ended June 30, 2016, compared to the same prior year period, due primarily to management focus on cost reduction efforts, including the reduction in the salesforce and decreased spending on digital advertising and data purchases that favorably impacted our margins. Management expects revenues to continue to decrease during the remaining six months of 2016, with an anticipated slight increase in 2017, mainly with the PDN Network and Noble Voice, and further increases in all segments in 2018 and 2019.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$4,664	$6,819	$(2,155)	(31.6%)
PDN Network	771	820	(49)	(6.0%)
Noble Voice	1,416	2,760	(1,344)	(48.7%)
Total revenues	$6,851	$10,399	$(3,548)	(34.1%)

	Six Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$9,791	$13,843	$(4,052)	(29.3%)
PDN Network	1,467	1,739	(272)	(15.6%)
Noble Voice	2,936	5,519	(2,583)	(46.8%)
Total revenues	$14,194	$21,101	$(6,907)	(32.7%)

Membership fees and related services and products sales of $4,664,000 for the three months and $9,791,000 for the six months ended June 30, 2016, attributable to the NAPW Network, represent a reduction of $2,155,000 and $4,052,000, respectively, from the comparable periods in 2015, or 31.6% and 29.3% respectively. The decrease is primarily the result of reductions of the sales staff due to the closing of our Los Angeles, CA call center and reductions in workforce at our Garden City, NY call center. We do not anticipate further reductions and expect to increase the salesforce in future periods. We also expect NAPW to have decreased revenues for the remainder of 2016 and the year ended December 31, 2017, with anticipated increases in revenues in 2018 and 2019. We expect NAPW to represent approximately 65% to 69% of the Company’s total revenues for 2016 through 2019 and will, therefore, be material to the Company’s financial condition and results of operations.

During the three and six months ended June 30, 2016 and 2015, our PDN Network generated $771,000 and $1,467,000, respectively, compared to $820,000 and $1,739,000, respectively, of the same periods in the prior year, a decrease of 6.0% and 15.6%. The decrease was mainly attributable to a decline in our recruitment services revenue of $39,000 and $262,000 for the three and six months ended June 30, 2016, respectively. Included in this decrease was (i) $15,000 and $219,000 period-over-period reduction in direct sales of our recruitment services, for the three and six months ended June 30, 2016, respectively, which was primarily attributable to the downsizing of the PDN Network sales team, (ii) a $83,000 and $166,000 period-over-period decline in the PDN Network Events Division revenue for the three and six months ended June 30, 2016, respectively, as a result of a lower number of PDN Network events held in the first half of 2016 compared to the first half of 2015 due to scheduling and venue changes, and (iii) a $24,000 and $26,000 decrease in our e-commerce revenues for the three and six months ended June 30, 2016, respectively, as a result of our focus on new products in 2016. The decrease in the recruitment services revenue was partially offset by $83,000 and $149,000 of revenue generated during the three and six months ended June 30, 2016, respectively, by our new recruiting product launched in Q4 2015, called PDN Recruits, which is targeted toward a broader audience and shorter sales cycle that can generate recurring revenue on a monthly basis. Revenue from the PDN Network’s consumer advertising and marketing solutions remained relatively consistent compared to the three and six months ended June 30, 2015.

Noble Voice generated $1,416,000 and $2,936,000 of lead generation revenue for the three months and six months ended June 30, 2016, respectively, compared to $2,760,000 and $5,519,000, respectively, for the same periods in 2015, representing a decrease of 48.7% and 46.8%. The decrease in revenue was the result of continuing compression in the markets served by Noble Voice and the closure of our Detroit, MI call center in February 2016 and the related reduction in the salesforce. Our efforts are focused on capturing additional market share through increased sales to our existing customer base and internal efforts to add new customers. We anticipate that the closure of the Detroit office will reduce redundant overhead costs and supervision. We have capacity at our Darien, IL call center to significantly grow our sales team without incurring additional rental costs. In April 2016, we hired 18 additional trained telephone sales representatives from our former competitor, MyFootpath. The former owner of MyFootpath is also providing sales and marketing consulting services to Noble Voice.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenues	$804	$1,472	$(668)	(45.4%)
Sales and marketing	3,428	5,479	(2,051)	(37.4%)
General and administrative	2,749	3,902	(1,153)	(29.5%)
Depreciation and amortization	811	870	(59)	(6.8%)
Total costs and expenses	$7,792	$11,723	$(3,931)	(33.5%)

	Six Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenues	$1,688	$3,183	$(1,495)	(47.0%)
Sales and marketing	7,250	12,095	(4,845)	(40.1%)
General and administrative	6,418	7,846	(1,428)	(18.2%)
Depreciation and amortization	1,678	1,805	(127)	(7.0%)
Total costs and expenses	$17,034	$24,929	$(7,895)	(31.7%)

Total costs and expenses decreased significantly in the three and six months ended June 30, 2016 to $7,792,000 and $17,034,000, respectively, compared to $11,723,000 and $24,929,000 for the three and six months ended June 30, 2015, respectively. This decrease of 33.5% and 31.7%, respectively, is primarily the result of management focus on cost reduction including the closure of operating facilities at NAPW and Noble Voice, reduced spending on digital advertising and direct mail and reductions in force across all divisions.

Operating Expenses

Cost of revenues: Cost of revenues during the three and six months ended June 30, 2016 were $804,000 and $1,688,000, respectively, a decrease of $668,000 and $1,495,000, respectively, or 45.4% and 47.0%, from $1,472,000 and $3,183,000, respectively, for the three and six months ended June 30, 2015. The decrease was mainly due to (i) a period over period reduction of $497,000 and $1,145,000 during the three and six months ended June 30, 2016, respectively, of expenditures on data to generate call traffic at our Noble Voice division as a result of reduced volume and increased efficiencies in purchasing data, (ii) a $40,000 and $148,000 decrease in the cost of technology delivery services by PDN Network for the three and six months ended June 30, 2016, respectively, resulting from the improvements gained by renegotiating vendor contracts and reduced volume of recruitment services sales, (iii) a $94,000 and $156,000 period over period reduction of costs of products and membership services from NAPW Network for the three and six months ended June 30, 2016, (iv) a decrease of $30,000 and $48,000 of direct costs incurred in connection with our Events Division during the three and six months ended June 30, 2016, respectively, as a result of differences in scheduling and operating the events. Cost of revenues related to revenue sharing with our partner organizations remained relatively consistent, compared to the same prior year periods.

Sales and marketing expense: Sales and marketing expense for the three and six months ended June 30, 2016 was $3,428,000 and $7,250,000, respectively, a decrease of $2,051,000 and $4,845,000, respectively, or 37.4% and 40.1%, compared to $5,479,000 and $12,095,000, respectively, for the three and six months ended June 30, 2015. The decrease was primarily the result of 59.5%, 14.3% and 52.9% year over year reductions in the salesforces at NAPW Network, PDN Network and Noble Voice, respectively, in an effort to improve efficiency and a reduction in the volume of digital advertising and direct mail to match the capacity of the reduced salesforce. We expect our sales and marketing costs to increase in the future, particularly in NAPW, as we reinvest in our business.

General and administrative expense: General and administrative expenses decreased by $1,153,000 and $1,428,000, or 29.5% and 18.2%, to $2,749,000 and $6,418,000 for the three and six months ended June 30, 2016, respectively, compared to $3,902,000 and $7,846,000 for the three and six months ended June 30, 2015, respectively. The decrease was primarily due to (i) a $405,000 and $868,000 decrease in wages and benefits during the three and six month ended June 30, 2016, respectively, due to decreases in the number of administrative personnel at NAPW Network, (ii) a $503,000 and $685,000 decrease during the three and six month ended June 30, 2016, respectively, related to the closing the Los Angeles, CA office, which includes a gain on the lease cancellation of $424,000 recognized during the three months ended June 30, 2016, partially offset by an increase in costs related to a $500,000 settlement of a class action lawsuit as disclosed below in the discussion of Legal Proceedings; and (iii) decreases of $207,000 and $295,000 at Noble Voice and $77,000 and $115,000 at PDN Network during the three and six months ended June 30, 2016, primarily due to reductions in administrative personnel and supervisors and aggressive vendor management and contract renegotiation. We expect general and administrative expenses to increase during the third quarter of 2016, mainly as a result of transaction expenses related to the Purchase Agreement with CFL discussed above.

Depreciation and amortization expense: Depreciation and amortization expense for the three and six months ended June 30, 2016 was $811,000 and $1,678,000, respectively, compared to $870,000 and $1,805,000 for the three and six months ended June 30, 2015, a decrease of $59,000 and $127,000, respectively, or 6.8% and 7.0%. The decrease included (i) a $46,000 and $76,000, respectively reduction in amortization expense, resulting from the amortization of the capitalized technology costs from the PDN Network and (ii) a decrease of $19,000 and $38,000, respectively of depreciation expense related to the closure of the NAPW Los Angeles, CA office including the related write down of the Leasehold Improvements and furniture and fixtures from that office which was partially offset by depreciation increases of $5,000 and 10,000 from fixed asset additions, primarily furniture and fixtures and intangibles at Noble Voice for increased capacity at the Darien, IL call center.

Other Income (Expenses)

	Three Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$(1)	$(22)	$21	(95.5%)

	Six Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$(1)	$(52)	$51	(98.1%)

Interest income and interest expense during the three and six months ended June 30, 2016 was negligible. Included in other expenses, net, for the three and six months ended June 30, 2015 is interest expense in the amount of $29,000 and $75,000, respectively. Interest expense during the three and six months ended June 30, 2015 is primarily the result of the note payable to Matthew Proman which had been issued in conjunction with the merger with NAPW, Inc. In addition, for the three and six months ended June 30, 2015, we recognized interest income of $7,000 and $23,000, respectively from interest earned on our short-term investments of cash in excess of our current needs for operating capital. Because we did not close on the Master Credit Facility until June 30, 2016, we did not incur interest expense on the outstanding amounts, nor did we record any amortization of debt issue costs related to the Master Credit Facility. We expect interest expense for the second half of 2016 to be approximately $374,000, which includes cash interest expense and non-cash amortization of debt issue costs.

Change in Fair Value of Warrant Liability

	Three Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$-	$71	$(71)	(100%)

	Six Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$-	$92	$(92)	(100%)

The change in the fair value of the warrant liability is related to the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. There was no change in the fair value of warrant liability in the three and six months ended June 30 2016. We recorded a non-cash gain of $71,000 and $92,000 during the three and six months ended June 30, 2015, respectively, related to changes in the fair value of our warrant liability. The change in the fair value of our warrant liability was primarily the result of changes in our stock price.

Income Tax Benefit

	Three Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$(136)	$(497)	$361	(72.6)%

	Six Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$(594)	$(1,467)	$873	(59.5)%

The effective income tax rate for the three and six months ended June 30, 2016 was 14.5% and 20.9%, respectively, resulting in income tax benefits of $136,000 and $594,000, respectively. The effective income tax rate for the three and six months ended June 30, 2015 was 39.0% and 38.7%, respectively, resulting in income tax benefits of $497,000 and $1,467,000, respectively. Approximately half of the difference in the effective income tax rate was due to the valuation allowance we took against our deferred tax assets in the fourth quarter of 2015. We did not record an allowance in the first, second or third quarters of 2015. As a result, we expect this related rate differential to continue in the third and fourth quarters of 2016. The remaining difference in the effective tax rates for the first half of 2016 compared to the first half of 2015 was due primarily to the accrual of the non-recurring legal settlements of $500,000 through the second quarter of 2016 and a year over year reduction in the net operating loss of our NAPW Network division. During the three months ended June 30, 2016 and 2015, the Company recorded a valuation allowance of $96,000 and $0, respectively, and during the six months ended June 30, 2016 and 2015, the Company recorded a valuation allowance of $374,000 and $0, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that we will not realize the deferred income tax asset balances and therefore, initially recorded a valuation allowance as of September 30, 2015. Management has again evaluated the deferred tax asset for the six months ended June 30, 2016 and has determined a full valuation allowance continues to be applicable.

Net loss

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(250)	$(344)	$94	(27.3%)
PDN Network	(293)	(358)	65	(18.2%)
Noble Voice	(263)	(76)	(187)	246.1%
Consolidated net loss	$(806)	$(778)	$(28)	3.6%

	Six Months Ended
	June 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(1,011)	$(1,298)	$287	(22.1%)
PDN Network	(570)	(730)	160	(21.9%)
Noble Voice	(664)	(293)	(371)	126.6%
Consolidated net loss	$(2,245)	$(2,321)	$76	(3.3%)

As the result of the factors discussed above, during the three and six months ended June 30, 2016 we incurred $806,000 and $2,246,000 respectively, of net losses, an increase (decrease) of 3.7% and (3.2%) from net losses of $778,000 and $2,321,000 during the three and six months ended June 30, 2015. The changes were primarily attributable to reduced operating losses at NAPW Network and at PDN Network, partially offset by increased operating losses at Noble Voice. The loss at NAPW Network for the six months ended June 30, 2016 included a non-recurring expense of $500,000 related to the settlement of a lawsuit, offset by a $424,000 gain on the lease cancellation of our former Los Angeles, California NAPW office. The Company also recorded $361,000 and $873,000 less of income tax benefit for the three and six months ended June 30, 2016, respectively, compared to the same period year prior based on a reduced loss before income taxes and an allowance recorded against deferred tax assets. We anticipate to continue to have net losses for the foreseeable future, as we utilize our efforts and resources to re-invest in the Company and its business plan.

During the three and six months ended June 30, 2016, we incurred a net loss of $250,000 and $1,011,000, respectively, attributable to the NAPW Network. This $94,000 and $287,000 decrease in net loss compared to the three and six months ended June 30, 2015 was primarily attributable to $424,000 gain from the lease cancellation, the closing of NAPW Network office facilities during the year ended December 31, 2015 and the reductions in force and reduced spending on digital advertising, partially offset by a decrease in recognized revenue and the $500,000 of lawsuit settlements.

During the three and six months ended June 30, 2016 we incurred $293,000 and $570,000, respectively, of net losses attributable to the PDN Network, a decrease of $65,000 and $160,000, compared to the net losses incurred for the three and six months ended June 30, 2015. This decrease in net loss is primarily attributable to reductions in staffing levels in our sales, marketing and general and administrative teams.

During the three and six months ended June 30, 2016, we recognized a net loss of $263,000 and $664,000, respectively, attributable to the Noble Voice division, compared to net losses of $76,000 and $293,000 for the three and six months ended June 30, 2015. The increases in net losses attributable to Noble Voice were primarily due to a decline in revenues of $1,344,000 and $2,583,000 for the same year over year periods, which were partially offset by reductions in costs of sales and service and sales and marketing costs largely due to efficiencies made in the purchase of data the Company uses to drive internet traffic.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2016 and December 31, 2015, respectively, and is intended to supplement the more detailed discussion that follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$1,292	$2,071
Short-term investments	$-	$500
Working capital (deficiency)	$(7,584)	$(6,739)

Our principal sources of liquidity are our cash and cash equivalents and the net proceeds from our 2015 public offering and recent financing agreement. As of June 30, 2016 and December 31, 2015 we had working capital deficiencies of approximately $7,584,000 and $6,739,000 respectively. We collect NAPW Network membership fees generally at the commencement of their membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the 12 month period. As a result, we record a liability for the deferred revenue which results in a large working capital deficiency. Our PDN division also sells recruitment services to employers, generally on a one year contract basis. This revenue is also deferred and recognized over the life of the contract. The deferred revenue from the PDN contracts also increases our working capital deficiency. Our payment terms for PDN Network and Noble Voice customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

We had an accumulated loss of approximately $43,136,000 at June 30, 2016. During the six months ended June 30, 2016, we generated a net loss of approximately $2,246,000, used cash in operations of approximately $2,233,000, and we expect that we will continue to generate operating losses for the foreseeable future. On March 30, 2016, we entered into a Master Credit Facility Agreement (the “Master Credit Facility”) with White Winston Select Asset Funds, LLC (“White Winston”) providing for a revolving credit facility (the “Facility”) in the principal amount up to the lesser of $5,000,000 or 75% of the outstanding balance of our eligible customer receivables, as more fully described below. On June 30, 2016, we closed the Master Credit Facility and received an initial disbursement of $1,572,576 (before deduction of related fees and expenses) (see Note 6 to the unaudited consolidated financial statements included in this Quarterly Report). As of June 30, 2016, we had drawn approximately $435,000 more than our availability under the Master Credit Facility, accordingly, our ability to receive additional funds under the Master Credit Facility is fully at White Winston’s discretion. We may use the proceeds of the Master Credit Facility for working capital needs and to pay the costs, fees and expenses in connection with the Master Credit Facility. If revenues continue to decline, the outstanding balance of eligible receivables may not be sufficient to support the outstanding loan balance. If we are unable to meet our obligations under the Master Credit Facility, we would be in default and would need White Winston to agree to a waiver. Management makes no assurances that White Winston would provide a waiver if needed, which would result in a default in accordance with the terms of the Master Credit Facility.

Our obligations under the Master Credit Facility are secured by a first priority lien in all our consolidated tangible and intangible property, including all receivables from the operations of our business and all of the outstanding ownership interests in each of the Company’s direct and indirect subsidiaries.

These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on management’s plans. Our ability to execute our operating plan beyond September 2016 is dependent on White Winston agreeing to additional advances under the Master Credit Facility, controlling operating costs and capital requirements, completing the transaction with CFL described above and, if we are unable to access the Master Credit Facility, obtaining additional funding via the sale of equity and/or debt securities.

The transactions contemplated by the Purchase Agreement with CFL are all subject to the approval of our stockholders at a special meeting of stockholders to be announced at a later date, as well as other customary closing conditions, including, among others, the execution of certain ancillary agreements and documentation; all required consents and approvals necessary to consummate the proposed transactions having been obtained; no injunction or proceeding by a government entity seeking to restrain or prohibit consummation of the proposed transactions being in effect; the absence of any change or event has had or would reasonably be expected to have a material adverse effect on the Company; and the Committee on Foreign Investment in the United States completing its review of the transactions contemplated by the Purchase Agreement. If we are unable to drawdown on the Master Credit Facility, we will need to seek additional financing prior to the closing of the transactions contemplated by the Purchase Agreement. If we fail to complete the transactions contemplated by the Purchase Agreement, we will need to seek additional financing, which may not be available on acceptable terms, or at all. If we are not successful in closing the Purchase Agreement or raising additional capital, we may not be able to continue as a going concern and we may have to curtail our operations.

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,233)	$(2,816)
Investing activities	507	3,731
Financing activities	948	2,895
Net increase (decrease) in cash and cash equivalents	$(778)	$3,810

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was $2,233,000. We had a net loss of $2,246,000 during the six months ended June 30, 2016, which was offset by non-cash depreciation and amortization of $1,678,000, stock-based compensation expense of $100,000 and a deferred tax benefit of $594,000. Changes in working capital used $747,000 of cash during the six months ended June 30, 2016, consisting primarily of decreases in deferred revenue partially offset by increases in accrued expenses.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2016 was $507,000, consisting of $500,000 of proceeds from the maturities of short-term investments and $7,000 of returned security deposits.

Net cash provided by investing activities for the six months ended June 30, 2015 was $3,731,000, consisting of $4,957,000 of proceeds from the maturities of short-term investments, offset by $925,000 from the purchase of short-term investments, $231,000 invested in developed technology, $64,000 in purchases of property and equipment and $5,000 of new security deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2016 was $948,000, consisting of $1,573,000 of proceeds drawn on our Master Credit Facility, partially offset by $459,000 of costs related to securing that facility and $166,000 due to the increase in the merchant reserve for NAPW Network.

Net cash provided by financing activities during the six months ended June 30, 2015 was $2,895,000, consisting of $5,010,000 of proceeds from the sale of common stock and $225,300 of proceeds from the sale of over-allotment common stock to our underwriters, offset by $653,000 of costs related to the common stock offerings, $1,272,000 for the repayment of a note payable, $400,000 increase in the merchant reserve for NAPW Network and $15,000 for the payment of capital lease obligations.

Master Credit Facility

On March 30, 2016, we entered into a Master Credit Facility with White Winston which provides for a Facility in the principal amount up to the lesser of $5,000,000 or 75% of the outstanding balance of our eligible customer receivables. However, we may request and White Winston may, subject to certain conditions, approve discretionary drawdowns under the Facility up to $5,000,000 even if the aggregate outstanding principal amount under the Facility exceeds, or immediately following such drawdown would exceed, the 75% limit. On June 30, 2016, we closed the Master Credit Facility and an initial disbursement of $1,572,576 (before deduction of related fees and expenses, or $1,022,623 net proceeds) was made thereunder. Our ability to borrow additional amounts under the Master Credit Facility depends on us having sufficient eligible customer receivables. We may also request, subject to White Winston’s discretionary approval, additional advances that would be exempt from the limitation of eligible receivables. As of June 30, 2016, we have drawn approximately $435,000 more than our availability under the Master Credit Facility, accordingly, our ability to receive additional funds under the Master Credit Facility are subject to White Winston’s discretion.

Borrowings under the Master Credit Facility bear interest at 8% per annum, subject to an increase of 700 basis points upon the occurrence of an event of default as defined in the Master Credit Facility. We may use the proceeds of the Facility exclusively to satisfy our working capital needs and to pay the costs, fees and expenses in connection with the Master Credit Facility. We will pay to White Winston quarterly in arrears a non-utilization fee at the rate of 3% per annum on the average daily unused portion of the Facility. The Master Credit Facility contains various affirmative and negative covenants, including, the requirement to maintain at the end of each semi-annual fiscal period commencing with the period ending December 31, 2016, an adjusted minimum current ratio of not less than 1.4 to 1. The adjustment to the calculation of the current ratio allows for the exclusion of all deferred revenue included in current liabilities.

Our obligations under the Master Credit Facility are secured by a first priority lien in all our consolidated tangible and intangible property, including all receivables from the operations of our business and all of the outstanding ownership interests in each of the Company’s direct and indirect subsidiaries.

In connection with the closing of the Master Credit Facility, we issued the following three warrants to the Lender: (i) a warrant (the “Fixed $0.25 Warrant”) to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.25 per share, (ii) a warrant (the “Pro Rata Warrant”) to purchase up to 1,750,000 shares of our common stock with an exercise price of $0.25 per share, provided that the number of shares for which the Pro Rata Warrants are exercisable shall be pro-rata based on the ratio of the actual advances made under the Facility to the aggregate face amount of the Facility, and (iii) a warrant (the “Fixed $2.50 Warrant,” and together with the Fixed $0.25 Warrant and the Pro Rata Warrant, the “Warrants”) to purchase up to 1,000,000 shares of our common stock with an exercise price of $2.50 per share. The Fixed $0.25 Warrant and the Pro Rata Warrant are exercisable for 5 years from the date of issuance, and the Fixed $2.50 Warrant is exercisable for 5 years from the 6 month anniversary of the date of issuance. Pursuant to the Amendment to the Master Credit Facility, we agreed that the Pro Rata Warrant shall be fully exercisable, notwithstanding the pro rata formula set forth in the Warrant and White Winston granted us an option to repurchase its outstanding, in-the-money Warrants following consummation of the Tender Offer on the terms set forth in the Amendment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events” for more information on the Amendment.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2015 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Specifically, this Quarterly Report contains forward-looking statements regarding:

●	our beliefs regarding our ability to create enhanced value for our members and customers;
●	our beliefs regarding the relation between the number of members or registered users and our revenues;
●	our expectations regarding future changes in our salesforce;
●	the anticipated effect of the Detroit office closure on the overhead costs and supervision;
●	our expectations regarding the changes in revenues in 2016, 2017, 2018 and 2019 and the proportion of revenues generated by our segments;
●	our expectations regarding future increases in sales and marketing costs and general and administrative expenses;
●	our estimates regarding our interest expense for the second half of 2016; and
●	the expected closing of the proposed transaction with CFL.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to complete the proposed transaction with CFL;
●	failure to realize synergies and other financial benefits from mergers and acquisitions within expected time frames, including increases in expected costs or difficulties related to integration of merger and acquisition partners;
●	inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses;
●	our history of operating losses;
●	we may not be able to reverse the significant decline in our revenues;
●	our ability to generate sufficient eligible accounts receivable to borrow additional amounts under the Master Credit Facility;
●	potential delisting from NASDAQ for failure to comply with continued listing requirements;
●	our limited operating history in a new and unproven market;
●	increasing competition in the market for online professional networks;
●	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
●	our ability to adapt to changing technologies and social trends and preferences;
●	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
●	our ability to obtain and maintain protection for our intellectual property;
●	any future litigation regarding our business, including intellectual property claims;
●	general and economic business conditions; and
●	legal and regulatory developments.

The foregoing list of important factors may not include all such factors.  You should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company.  Please refer to Part I. Item 1A., “Risk Factors,” of our 2015 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow.  You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement.  Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2016, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation and because of the material weaknesses related to our internal controls as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the fiscal year ended December 31, 2015.  Specifically, we continued implementing new policies to more fully segregate incompatible duties and enhance the overall internal control structure. There have been no other changes in our internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II

ITEM 1.          LEGAL PROCEEDINGS

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action alleging violations of various California Labor Code (wage & hour) sections. The plaintiffs seek unspecified damages. The complaint was filed in December 2015 and the Company answered. On April 28, 2016, the parties entered into a mutual settlement agreement and release, on behalf of all putative class participants, in the amount of $500,000. Such amount is recorded in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2016. The parties’ agreement and its amount are subject to Court and state agency approval.  The Company has been notified that the Court will hold a hearing to consider final approval on November 28, 2016.  The Company anticipates that, if the global settlement is approved, it will have to fund the settlement in late Fourth Quarter of 2016 or early First Quarter of 2017.

The Company’s wholly-owned subsidiary, Noble Voice LLC, was party to litigation captioned as Expand, Inc. v. Noble Voice LLC et al., Case No.: 2014-CA-9366 A (Orange County, FL Circuit Court) pursuant to which Expand, Inc., d/b/a SoftRock, Inc. (“SoftRock”) filed a complaint against Noble Voice LLC and certain other defendants (the “Noble Voice Defendants”) in September 2014 alleging the existence of a purported conspiracy by Noble Voice and the other defendants to breach the individual Noble Voice Defendants’ Non-Compete Agreements and separate Confidentiality Agreements, misappropriation of trade secrets by some but not all Noble Voice Defendants, tortious interference and seeking injunctive relief. This case was settled for a confidential but nominal amount during the Second Quarter of 2016 and the action has been dismissed.

The Company and its wholly-owned subsidiary, Noble Voice, LLC, were parties to litigation captioned as Coleman v. Noble Voice, LLC, et al., Case No. 15-CV-6791 (N.D. Ill.), a putative class action, pursuant to which a consumer alleged that Noble Voice violated the Telephone Consumer Protection Act (“TCPA”) by contacting him in relation to a job for which he applied online. The complaint sought unspecified damages and injunctive relief. The lawsuit was filed in August 2015 and the Company timely filed its answer. This case was settled for a confidential but nominal amount during the Second Quarter of 2016 and the action has been dismissed.

The Company was party to litigation captioned as Norma Vazquez v. Professional Diversity Network, Inc., Case No. 16-CV-13-WCO (N.D.Ga.), a putative class action, pursuant to which a consumer alleged that the Company violated the TCPA by sending her a text message inviting her to attend a career fair. The complaint sought unspecified damages and injunctive relief. The lawsuit was filed in January 2016 and the Company timely filed its answer. This case was settled for a confidential but nominal amount during the Second Quarter of 2016 and the action has been dismissed.

The Company and its wholly-owned subsidiary, NAPW, Inc., were parties to litigation captioned as Crystal Martin, et al. v. NAPW, Inc., et al., No. BC606543 (Los Angeles Sup. Ct.), alleging violations of various California Labor Code (wage & hour) sections. The plaintiffs sought unspecified damages and civil penalties pursuant to the California Labor Code. The complaint was served in January 2016 and the Company timely filed its answer.  This case was settled for a confidential but nominal amount during the Second Quarter of 2016 and the action has been dismissed.

The Company and its wholly-owned subsidiary, NAPW, Inc., were parties to litigation captioned Ilana Youngheim v. NAPW, Inc., et al., No. BC605928 (Los Angeles Sup. Ct.), a case alleging discrimination in violation of California Fair Employment and Housing Act (disability discrimination). The plaintiff sought unspecified damages, back pay, front pay, lost employment benefits and other compensation. The complaint was served in February 2016 and the Company timely filed its answer. This case was settled for a confidential but nominal amount during the Second Quarter of 2016 and the action has been dismissed.

The Company’s wholly-owned subsidiary, NAPW, Inc., was the respondent in two matters before the New York State Division of Human Rights (“DHR”), captioned Adrianne Kay Mack v. NAPW Merger Sub, Inc., No. 10178056 and Adrianne Kay Mack v. National Association of Professional Women, No. 10178191. These related cases from a single former employee alleged that the employee received disparate treatment on account of her race or national origin (in No. 10178056) and that she was terminated in retaliation for filing her original complaint (in No. 10178191). This case was settled for a nominal but confidential amount during the Second Quarter of 2016 and the action has been dismissed.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to an administrative action before the National Labor Relations Board captioned as In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904 (NLRB), alleging violations of the National Labor Relations Act, where employee was allegedly terminated for asserting “union organizing” rights.  While the Company disputes that any rights were impacted, the NLRB has issued its preliminary order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies.  The Company anticipates a final order requiring it to provide back pay to the complainant, but does not anticipate that its outcome will have a material impact on the Company’s financial position.

The Company is a party to an administrative action before the Equal Employment Opportunity Commission captioned as Paul Sutcliffe v. Professional Diversity Network, Inc., No. 533-2016-00033 (EEOC), alleging violations of Title VII and the Age Discrimination in Employment Act, where employee was allegedly terminated due to his race (Caucasian) and his age (over 40).  The EEOC has asked the Company to provide a position statement regarding the complainant’s claims.  While the outcome of any matter is uncertain, the Company does not anticipate that this case will have a material impact on the Company’s financial position.

On August 10, 2016, we received a letter from Matthew Proman demanding payment, on or before September 1, 2016 of the full amount of the outstanding promissory note in the amount of $445,000 made by the Company in favor of Mr. Proman, and that legal proceedings will commence if the note is not repaid.  We believe there is no merit to Mr. Proman’s claim and will vigorously defend against any such claims.

ITEM 1A.          RISK FACTORS

We will need to obtain additional funding to pursue our current business strategy and continue as a going concern and we may not be able to obtain such funding on a timely basis, or on commercially reasonable terms, or at all. If substantial capital is not available to us in the near term, we may not be able to continue as a going concern which may result in actions that could restrict our operations and result in loss to our stockholders.

At June 30, 2016, we had a cash balance of approximately $1,292,000; however this balance is significantly lower as of the date of this report.  We will only be able to continue our operations beyond September 2016 if we are able to access funds under the Master Credit Facility or obtain additional funding through equity or debt financings. If we do not have sufficient capital for our operations, or if we are forced to significantly reduce the scope of our planned operations, management may be forced to reduce or discontinue our activities, and our stockholders may lose all of their investment in our Company.  Under the terms of the Master Credit Facility, the amount we may drawdown is dependent on the amount of our eligible customer receivables, and following the initial disbursement to us on June 30, 2016, we have no drawdown capacity on the facility without the discretionary approval of White Winston. There is no assurance that White Winston will approve additional drawdowns in the future. If we are unable to draw down on the facility with White Winston, we would need additional funding to sustain our operations.

In August, we entered into the Purchase Agreement pursuant to which CFL has agreed to purchase a number of shares of our common stock such that CFL will hold shares of our common stock equal to approximately 51% of the outstanding shares of common stock, on a fully-diluted basis, after giving effect to the consummation of the transactions contemplated by the Purchase Agreement (the “CFL Transaction”). The closing of the CFL Transaction is subject to a number of conditions, including approval of our stockholders, as further described below, and there is no assurance that we will be able to consummate the CFL Transaction. If we are unable to consummate the CFL Transaction, we will not receive the proceeds from the sale of our common stock, which may adversely affect our financial condition and our ability to continue as a going concern.

Completion of the CFL Transaction is subject to many conditions, including the approval of our stockholders, and if these conditions are not met, the CFL Transaction may not be completed and we will have incurred significant expense without realizing any material benefit.

The CFL Transaction is subject to many conditions that must be satisfied or waived under the Purchase Agreement in order for the transaction to be completed, including, among others, approval of our stockholders, receipt of required consents, completion of Nasdaq review and the Committee on Foreign Investment in the United States completing its review of the transactions contemplated by the Purchase Agreement.  The Purchase Agreement also contains customary termination provisions, including, among others, the right of either party to terminate the Purchase Agreement under certain circumstances, including, among others, if our stockholders fail to approve the transactions contemplated by the Purchase Agreement or if the closing of the CFL Transaction does not occur by December 30, 2016.  If the Purchase Agreement is terminated under certain circumstances, the we may be required to reimburse CFL its transaction expenses of up to $205,000 and a termination fee of $615,000 (depending on the specific circumstances).

If we are unable to consummate the transactions contemplated by the Purchase Agreement, our liquidity would be adversely affected, which would increase the likelihood of our noncompliance with the covenants under the Master Credit Facility and our ability to continue to operate as a going concern.  In addition, our management and other employees will have expended extensive time and effort and their focus and attention will have been diverted from operational matters during the pendency of such transactions, and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit, which would have a material adverse effect on our financial condition and results of operations.

The Purchase Agreement contains provisions that could discourage a potential competing offer to acquire shares of our common stock or could result in any competing proposal being at a lower price than it might be otherwise.

Under the Purchase Agreement, we are subject to customary restriction on our ability to solicit inquiries, offers or proposals relating to an acquisition proposal from a third party or to provide confidential information or to engage in discussions or negotiations or otherwise cooperate with third parties regarding an acquisition proposal.  Such restrictions are subject to a customary “fiduciary out” provision that allows us to provide information and participate in discussions with respect to an unsolicited written acquisition proposal.  Upon termination of the Purchase Agreement by us to accept a superior proposal, we may be required to pay a termination fee to CFL.

These provisions (i) could discourage a potential competing acquirer that might have an interest in acquiring all, or a significant part, of the Company from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the CFL Transaction; or (ii) might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense reimbursement that may become payable in certain circumstances.

The pendency of the CFL Transaction could adversely affect the business and operations of the Company and its subsidiaries.

Due to the operating covenants in the Purchase Agreement, the Company and its subsidiaries may be unable, during the pendency of the Transaction, to take certain actions without the consent of CFL, even if such actions would otherwise prove beneficial.  Those operating covenants will continue to apply until the closing of the CFL Transaction, which is not expected to take place until the fourth quarter of 2016.

In addition, uncertainty about the effect of the CFL Transaction on employees and customers may have an adverse effect on the Company and its subsidiaries.  These uncertainties could disrupt the business of the Company and its subsidiaries and impair our ability to attract, retain and motivate key personnel until the CFL Transaction is completed, and cause customers and others that deal with the Company and its subsidiaries to seek to change existing business relationships, cease doing business with the Company or its subsidiaries or cause potential new customers to delay doing business with the Company or its subsidiaries until the CFL Transaction has been completed successfully.  If key employees depart because of issues related to the uncertainty about the effect of the CFL Transaction, the business of the Company and its subsidiaries following the CFL Transaction could be negatively impacted.

The terms of the Master Credit Facility contain a number of restrictive covenants, and failure to comply with these covenants or to satisfy certain conditions may result in an event of default, which would significantly harm our liquidity, financial condition and operating results.

On March 30, 2016, we entered into the Master Credit Facility with White Winston for a revolving credit facility in the principal amount up to the lesser of $5,000,000 or 75% of the outstanding balance of the eligible customer receivables, provided that White Winston may approve discretionary drawdowns. As of June 30, 2016, we had an outstanding principal balance under the facility of $1,572,576 that is secured by a first priority lien covering all our consolidated tangible and intangible assets, including all receivables from operations of our business, and a pledge of the ownership interests in our subsidiaries. The Master Credit Facility requires us to comply with a number of covenants, including restrictive covenants that limit our ability to: incur additional indebtedness; create or permit liens on assets; make acquisitions; engage in mergers or consolidations; enter into affiliate transactions; and pay dividends or repurchase stock. In addition, the Master Credit Facility contains a covenant requiring the Company to maintain at the end of each semi-annual fiscal period commencing with the period ending December 31, 2016, a minimum current ratio of not less than 1.4 to 1. Our ability to comply with this ratio may be affected by events beyond our control. A breach of any of these covenants or our inability to comply with the minimum current ratio could result in an event of default, which would trigger acceleration of such debt repayment and would permit White Winston to foreclose on any of our assets securing such debt. Any acceleration debt would be immediately due and payable.  If we are in default on our obligations under our Master Credit Facility, our liquidity and financial condition would be materially harmed, and we may be forced to sell all or a portion of our assets or to seek protection under state or federal bankruptcy laws.

As lender under the Master Credit Facility, White Winston may have significant influence over our business, which may limit our stockholders’ ability to influence corporate decisions.

In connection with the closing of the Master Credit Facility, we issued to White Winston warrants to purchase up to 3,750,000 shares of our common stock. In addition to its rights a stockholder and a creditor under the Master Credit Facility, White Winston also has the right to designate up to four nominees for election to our Board of Directors pursuant to the terms a Board Representation Agreement entered into between the Company and White Winston (the “Board Representation Agreement”). White Winston may designate nominees for election to our Board of Directions from the date the principal amount outstanding under the credit facility first exceeds $2,000,000 until such time as the White Winston’s interest (as defined in the Board Representation Agreement) falls below five percent for 60 consecutive days. The number of nominees that White Winston is entitled to designate is determined in accordance with the terms of the Board Representation Agreement and shall not exceed two nominees in the absence of an event of default, and four nominees if an event of default has occurred and is continuing. Consequently, White Winston has the ability to exert significant influence over our policies and affairs, including the election of our Board of Directors. White Winston could exert its influence to, among other things, delay or prevent an acquisition of our Company on terms that other stockholders may desire.

On August 10, 2016, we entered into an Amendment to Master Credit Facility and Consent and Wavier Agreement (the “Amendment”) with White Winston, pursuant to which White Winston consented to the CFL Transaction and waived its board representation rights under the Board Representation Agreement in connection with the transaction. While White Winston has consented to our proposed sale of our common stock to CFL and the related partial issuer tender offer by us, if we are unable to consummate the CFL Transaction, White Winston’s board representation rights will revert back to White Winston, and White Winston may exert its voting power and influence in the future to further interests which may differ from the interests of our other stockholders.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than previously reported in our current report on Form 8-K filed on July 6, 2016, we did not sell any equity securities in transactions that were not registered under the Securities Act of 1933 during the three months ended June 30, 2016.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

4.6
Warrant for the Purchase of 1,000,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $0.25 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016. (1)

4.7
Warrant for the Purchase of 1,750,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $0.25 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016. (1)

4.8
Warrant for the Purchase of 1,000,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $2.50 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016.

10.27	Board Representation Agreement dated June 30, 2016 by and among Professional Diversity Network, Inc. and White Winston Select Asset Funds, LLC. (1)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document
_______________________

(1)	Incorporated herein by reference to Current Report on Form 8-K filed on July 6, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: August 15, 2016 By:		/s/ David Mecklenburger
	Name:	David Mecklenburger
	Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.8
Corrected Warrant for the Purchase of 1,000,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $2.50 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document