Form 10-Q
period 2016-09-30
Professional Diversity Network, Inc.
filed 2016-11-14
CIK 1546296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
Form 10-Q
———————————
(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016

OR
☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ________ to________.

Commission file number:  001-35824

———————————
Professional Diversity Network, Inc.
(Exact name of Registrant as Specified in Its Charter)

———————————

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
 Yes ☐ No ☒

There were 3,622,851 shares outstanding of the registrant’s common stock as of November 9, 2016.

———————————

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

i

PART I
ITEM 1.          FINANCIAL STATEMENTS

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Revised)
Current Assets:
Cash and cash equivalents	$515,963	$2,070,693
Accounts receivable, net	1,839,474	2,510,530
Short-term investments	-	500,000
Incremental direct costs	547,616	1,023,916
Prepaid license fee	-	112,500
Prepaid expenses and other current assets	229,689	411,592
Total current assets	3,132,742	6,629,231

Property and equipment, net	313,622	444,398
Capitalized technology, net	240,463	456,523
Goodwill	20,201,190	20,201,190
Intangible assets, net	9,900,539	12,051,839
Merchant reserve	1,426,927	1,260,849
Security deposits	189,375	383,786
Other assets	1,049,026	-
Total assets	$36,453,884	$41,427,816

Current Liabilities:
Accounts payable	$5,359,151	$4,465,941
Accrued expenses	1,519,491	837,712
Deferred revenue	6,406,542	9,966,893
Customer deposits	-	112,500
Promissory note	445,000	445,000
Total current liabilities	13,730,184	15,828,046

Deferred tax liability	3,724,816	4,942,908
Line of credit – Master Credit Facility, net of unamortized debt issuance costs	827,679	-
Deferred rent	55,434	45,155
Other liabilities	47,367	426,267
Total liabilities	18,385,480	21,242,376

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value; 45,000,000 shares authorized; 1,815,232 shares issued as of September 30, 2016 and December 31, 2015; and 1,808,628 shares outstanding as of September 30, 2016 and December 31, 2015	18,097	18,097
Additional paid in capital	64,956,199	63,554,194
Accumulated deficit	(46,868,775)	(43,349,734)
Treasury stock, at cost; 1,048 shares at September 30, 2016 and December 31, 2015	(37,117)	(37,117)
Total stockholders' equity	18,068,404	20,185,440

Total liabilities and stockholders' equity	$36,453,884	$41,427,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
		(Revised)		(Revised)
Revenues
Membership fees and related services	$3,748,334	$5,652,873	$13,047,652	$18,885,308
Lead generation	1,554,370	2,334,276	4,489,919	7,853,402
Recruitment services	954,887	830,250	2,295,556	2,432,951
Product sales and other	52,857	330,769	544,440	631,198
Consumer advertising and marketing solutions	49,719	73,011	176,771	209,097
Total revenues	6,360,167	9,221,179	20,554,338	30,011,956

Costs and expenses:
Cost of revenues	745,159	1,464,214	2,433,550	4,647,520
Sales and marketing	3,064,454	5,132,077	10,314,145	17,226,640
General and administrative	3,010,862	3,748,138	9,428,493	11,593,955
Impairment expense	-	26,744,249	-	26,744,249
Depreciation and amortization	819,894	925,684	2,498,136	2,730,880
Loss on sale of property and equipment	-	32,649	-	32,649
Total costs and expenses	7,640,369	38,047,011	24,674,324	62,975,893

Loss from operations	(1,280,202)	(28,825,832)	(4,119,986)	(32,963,937)

Other (expense) income
Interest expense	(215,781)	(9,229)	(216,948)	(84,339)
Interest and other income	150	2,382	801	25,566
Other income (expense), net	(215,631)	(6,847)	(216,147)	(58,773)

Change in fair value of warrant liability	(401,000)	2,224	(401,000)	93,784

Loss before income tax benefit	(1,896,833)	(28,830,455)	(4,737,133)	(32,928,926)
Income tax expense (benefit)	(623,699)	2,976,217	(1,218,092)	1,509,395
Net loss	$(1,273,134)	$(31,806,672)	$(3,519,041)	$(34,438,321)

Net loss per common share, basic and diluted	$(0.70)	$(17.59)	$(1.94)	$(20.05)

Weighted average shares used in computing net loss per common share:
Basic and diluted	1,809,676	1,808,099	1,809,676	1,717,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:		(Revised)
Net loss	$(3,519,041)	$(34,438,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,498,136	2,730,880
Deferred tax benefit	(1,218,092)	1,509,395
Gain on lease cancellation	(423,998)	-
Impairment expense	-	26,744,249
Stock-based compensation expense	217,547	350,667
Amortization of deferred financing costs	156,594	-
Amortization of prepaid license fees	112,500	168,750
Amortization of premium on short-term investments, net	-	76,878
Amortization of customer deposits	(112,500)	(168,750)
Change in fair value of warrant liability	401,000	(93,784)
Accretion of debt discount	-	7,814
Loss on sale of property and equipment	-	32,649
Changes in operating assets and liabilities:
Accounts receivable	671,056	886,810
Prepaid expenses and other current assets	181,903	(682,541)
Incremental direct costs	476,300	(184,420)
Accounts payable	893,210	(1,630,793)
Accrued expenses	681,779	1,510,273
Deferred revenue	(3,560,351)	(1,089,802)
Deferred rent	10,279	63,267
Other liabilities	45,098	-
Net cash used in operating activities	(2,488,580)	(4,206,779)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	500,000	5,297,000
Purchases of short-term investments	-	(925,000)
Costs incurred to develop technology	-	(393,385)
Purchases of property and equipment	-	(53,596)
Security deposit	194,411	(14,952)
Net cash provided by investing activities	694,411	3,910,067

Cash flows from financing activities:
Proceeds from the sale of common stock	-	5,235,300
Repayment of note payable	-	(1,294,753)
Payment of offering costs	-	(670,877)
Proceeds from line of credit	1,942,625	-
Payment of debt issuance costs related to Master Credit Facility	(488,082)	-
Payment of deferred offering costs related to CFL Transaction	(1,049,026)	-
Merchant reserve	(166,078)	(400,000)
Shares repurchased on vesting of restricted stock	-	(195,976)
Payments of capital leases	-	(15,232)
Net cash provided by financing activities	239,439	2,658,462

Net (decrease) increase in cash and cash equivalents	(1,554,730)	2,361,750
Cash and cash equivalents, beginning of period	2,070,693	1,519,467
Cash and cash equivalents, end of period	$515,963	$3,881,217

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$4,605	$4,631
Cash paid for interest	$21,740	$-

Non-cash investing and financing activities:
Issuance of warrants in connection with Master Credit Facility	$783,458	$-
Reclassification of derivative liability to additional paid in capital	$781,000	$-
Working capital adjustment to note payable	$-	$32,281
Increase in goodwill resulting from NAPW legal settlement	$-	$133,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), as well as Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. The Company is a corporation organized under the laws of Delaware, originally formed as IH Acquisition, LLC under the laws of the State of Illinois on October 3, 2003. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at events hosted at its local chapters across the country. The Noble Voice division typically conducts over 24,000 career consultations per week. Noble Voice monetizes these consultations by using proprietary technology to drive inexpensive online traffic to our offline call center and generating value-added leads for the Company’s strategic partners who provide continuing education and career services.

Reverse Stock Split and Increase in Authorized Shares

On September 27, 2016, the Company effected a 1-for-8 reverse stock split of its common stock (“Reverse Stock Split”) and proportionately reduced the number of shares of common stock the Company is authorized to issue. The par value of the Company’s common stock remained the same. As a result of the Reverse Stock Split, every eight shares of common stock was combined into one share of common stock. Immediately after the September 27, 2016 effective date, the Company had 1,808,628 shares of common stock outstanding. All share and per share amounts have been retroactively restated to reflect the Reverse Stock Split.

On October 17, 2016, following the approval of its stockholders, the Company amended its Amended and Restated Certificate of Incorporation in order to increase the number of authorized shares of its common stock to 45,000,000 shares.

2. Liquidity, Financial Condition and Management’s Plans

At September 30, 2016, the Company’s principal sources of liquidity were its cash and cash equivalents, the net proceeds from its 2015 public offering and the Master Credit Facility (as defined in Note 6) with White Winston, as described in Note 6. As discussed in Note 14, in November 2016, the Company received net proceeds from the closing of the CFL Transaction (as defined in Note 8) and terminated the Master Credit Facility.

The Company had an accumulated deficit of approximately $46,869,000 at September 30, 2016. During the nine months ended September 30, 2016, the Company generated a net loss of approximately $3,519,000, used cash in operations of approximately $2,489,000, and the Company expects that it will continue to generate operating losses for the foreseeable future. At September 30, 2016, the Company had a cash balance of approximately $516,000. Total revenues were approximately $6,360,000 and $9,221,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $20,554,000 and $30,012,000 for the nine months ended September 30, 2016 and 2015, respectively. The Company had a working capital deficit of approximately $10,597,000 and $9,199,000 at September 30, 2016 and December 31, 2015, respectively.

The Company is closely monitoring operating costs and capital requirements and has developed an operating plan for 2016. The Company is making cost reductions in the areas of its staffing levels and operating budgets. In addition, on March 30, 2016, the Company entered into a Master Credit Facility pursuant to which it was granted a revolving credit facility in the principal amount up to the lesser of $5,000,000 or 75% of the outstanding balance of eligible customer receivables, or, if requested, the lender may approve discretionary drawdowns under the facility. On June 30, 2016, the Company closed the Master Credit Facility and received an initial disbursement of $1,572,576 (before reduction of related fees and expenses) (see Note 6). During the three months ended September 30, 2016, the Company received additional advances in the aggregate amount of $370,050. As of September 30, 2016, the Company had drawn approximately $791,000 more than its availability under the Master Credit Facility. As described in Note 14, on November 7, 2016, in connection with the Share Issuance described below, the Company repaid all outstanding obligations under the Master Credit Facility and terminated the Master Credit Facility.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

On November 7, 2016, the Company consummated the issuance and sale of 1,777,417 shares of the Company’s common stock to Cosmic Forward Limited at a price of $9.60 per share (“Share Issuance”) (see Note 14). In addition, on November 7, 2016, the Company completed the purchase of 312,500 shares of its common stock at a price of $9.60 per share (“Tender Offer”) (see Note 14). The Company received total gross proceeds of $17,100,000 from the Share Issuance, or $14,100,000 after giving effect to the payment for the 312,500 shares of common stock from the Tender Offer. The Company received approximately $9,000,000 in net proceeds from the Share Issuance, after repayment of all amounts outstanding under the Master Credit Facility and the payment of transaction-related expenses.

Management believes that its available funds and cash flow from operations will be sufficient to meet its working capital requirements for the next twelve months from the date of this filing. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.
3. Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 30, 2016 and amended May 4, 2016 (the “Annual Report”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2015 and 2014. The financial information as of December 31, 2015 is derived from the audited financial statements presented in the Annual Report. The interim results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any future interim periods.

Use of Estimates – The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Significant estimates underlying the financial statements include the fair value of acquired assets and liabilities associated with acquisitions; assessment of goodwill, other intangible assets and long-lived assets for impairment; allowances for doubtful accounts and assumptions related to the valuation of stock-based compensation.

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revision of Financial Statements – During the preparation of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, the Company determined that it had incorrectly recorded a discount against certain deferred revenue acquired in the acquisition of NAPW on September 24, 2014 and miscalculated amortization of such deferred revenue during the quarter ended March 31, 2015. The error resulted in an understatement of “Deferred revenue” and “Goodwill” recorded in the acquisition and subsequently resulted in an overstatement of “Revenues” and an understatement of “Impairment expense” and “Net loss” during each of the quarterly periods during the year ended December 31, 2015 and for the year ended December 31, 2015. The Company assessed the materiality of the misstatement in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and concluded that this misstatement was not material to the Company’s consolidated financial position or results of operations for the prior periods and that amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record in the third quarter of fiscal 2016. As such, the revision for the correction is reflected in the three and nine months ended September 30, 2015 financial information in this Quarterly Report on Form 10‑Q. Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

The effect of this revision on the line items within the Company’s condensed consolidated balance sheets as of December 31, 2015 was as follows:

	December 31, 2015
	As previously
	reported	Adjustment	As revised
Deferred revenue	$7,507,176	$2,459,717	$9,966,893
Total current liabilities	13,368,329	2,459,717	15,828,046
Total liabilities	18,782,659	2,459,717	21,242,376
Accumulated deficit	(40,890,017)	(2,459,717)	(43,349,734)
Stockholders’ equity	$22,645,157	$(2,459,717)	$20,185,440

The effect of this revision on the line items within the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 was as follows:

	Three Months Ended
	September 30, 2015
	As previously
	reported	Adjustment	As revised
Revenues	$9,343,312	$(122,133)	$9,221,179
Impairment expense	24,717,157	2,027,092	26,744,249
Loss from operations	(26,676,607)	(2,149,225)	(28,825,832)
Net loss	$(29,657,447)	$(2,149,225)	$(31,806,672)
Net loss per share:
Basic and Diluted (as adjusted for the Reverse Stock Split)	$(16.40)	$(1.19)	$(17.59)

	Nine Months Ended
	September 30, 2015
	As previously
	reported	Adjustment	As revised
Revenues	$30,444,581	$(432,625)	$30,011,956
Impairment expense	24,717,157	2,027,092	26,744,249
Loss from operations	(30,504,220)	(2,459,717)	(32,963,937)
Net loss	$(31,978,604)	$(2,459,717)	$(34,438,321)
Net loss per share:
Basic and Diluted (as adjusted for the Reverse Stock Split)	$(18.62)	$(1.43)	$(20.05)

The effect of this revision on the line items within the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2015 was as follows:

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	Nine Months Ended
	September 30, 2015
	As previously
	reported	Adjustment	As revised
Net loss	$(31,978,604)	$(2,459,717)	$(34,438,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	24,717,157	2,027,092	26,744,249
Changes in operating assets and liabilities: deferred revenue	(1,522,427)	432,625	(1,089,802)
Cash used in operating activities	$(4,206,779)	$—	$(4,206,779)

Short-Term Investments – All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. The Company classifies short-term investments as held to maturity and carries them at amortized cost if the Company has the positive intent and ability to hold the securities to maturity.

Revenue Recognition – Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) services are performed, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Membership Fees and Related Services

Membership fees are collected up-front and member benefits become available immediately; however those benefits must remain available over the 12 month membership period. At the time of enrollment, membership fees are recorded as a liability under deferred revenue and are recognized as revenue ratably over the 12 month membership period. Members who are enrolled in this plan may cancel their membership in the program at any time and receive a partial refund (amount remaining in deferred revenue) or due to consumer protection legislation, a full refund based on the policies of the member’s credit card company.

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

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. Direct sales to customers are most typically a twelve month contract for services and as such the revenue for each contract is recognized ratably over its twelve month term. Event revenue is recognized in the month that the event takes place and e-commerce sales are for one month job postings and the revenue from those sales are recognized in the month the sale is made.

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

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended September 30, 2016 and 2015, the Company incurred advertising and marketing expenses of approximately $657,000 and $1,506,000, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred advertising and marketing expenses of approximately $1,842,000 and $4,227,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At September 30, 2016 and December 31, 2015, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share – The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended September 30, 2016 and 2015 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2016	2015
Warrants to purchase common stock	514,064	45,314
Stock options	72,886	19,732
Unvested restricted stock	5,556	25,002
	592,506	90,048

Recently Issued Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”). ASU 2016-17 changes how a reporting entity that is a decision maker should consider indirect interests in a variable interest entity (“VIE”) held through an entity under common control. If a decision maker must evaluate whether it is the primary beneficiary of a VIE, it will only need to consider its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 amends ASU 2015-02 and currently directs the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. ASU 2016-17 is effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company does not anticipate that the adoption of ASU 2016-17 will have a material effect on its financial position or results of operations.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)” (“ASU 2016-16”), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted using a modified retrospective transition approach. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017 and early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (“ASU 2016-13”). ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for public business entities in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early application of the guidance permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which further amended ASU 2016-09 by providing additional clarity in recognizing revenue from contracts that have been modified prior to the transition period to the new standard, as well as providing additional disclosure requirements for businesses and other organizations that make the transition to the new standard by adjusting amounts from prior reporting periods via retrospective application. The Company is continuing to evaluate the expected impact of this standard on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The update is effective for annual periods beginning after December 15, 2017 including interim reporting periods therein. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material effect on its consolidated financial statements.

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

4. Capitalized Technology

Capitalized Technology, net is as follows:
	September 30, 2016	December 31, 2015
Capitalized cost:
Balance, beginning of period	$1,888,791	$1,469,432
Additional capitalized cost	-	419,359
Balance, end of period	$1,888,791	$1,888,791

Accumulated amortization:
Balance, beginning of period	$1,432,268	$943,362
Provision for amortization	216,060	488,906
Balance, end of period	$1,648,328	$1,432,268
Capitalized Technology, net	$240,463	$456,523

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Amortization expense of $62,495 and $153,984 for the three months ended September 30, 2016 and 2015, respectively, and $216,060 and $335,585 for the nine months ended September 30, 2016 and 2015, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

5. Intangible Assets

Intangible assets, net is as follows:

September 30, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(799,514)	$3,170,486
Paid Member Relationships	5	890,000	(358,472)	531,528
Member Lists	5	8,957,000	(3,607,681)	5,349,319
Developed Technology	3	978,000	(636,666)	341,334
Trade Name/Trademarks	4	480,000	(239,861)	240,139
Customer Relationships	5	280,000	(102,667)	177,333
		15,555,000	(5,744,861)	9,810,139
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$9,900,539

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(501,764)	$3,468,236
Paid Member Relationships	5	890,000	(224,972)	665,028
Member Lists	5	8,957,000	(2,264,131)	6,692,869
Developed Technology	3	978,000	(392,167)	585,833
Trade Name/Trademarks	4	480,000	(149,860)	330,140
Customer Relationships	5	280,000	(60,667)	219,333
		15,555,000	(3,593,561)	11,961,439
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$12,051,839

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2016 (three months)	$717,100
2017	2,802,233
2018	2,563,872
2019	1,846,697
2020	397,000
2021	397,000
Thereafter	1,086,237
$9,810,139

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Amortization expense of $717,100 for the three months ended September 30, 2016 and 2015 and $2,151,300 and $2,165,286 for the nine months ended September 30, 2016 and 2015, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. Master Credit Facility

At September 30, 2016, the Company’s Master Credit Facility is comprised of the following:

Total Master Credit Facility	$1,942,625
Less: Unamortized debt issuance costs	(1,114,946)
Total Master Credit Facility, net of unamortized debt issuance costs	827,679
Less: Current portion of Master Credit Facility	-
Long-term portion	$827,679

On March 30, 2016, the Company entered into a Master Credit Facility with White Winston Select Asset Funds, LLC (“White Winston”), a private investment fund, pursuant to which the Company was granted a revolving credit facility (the “Master Credit Facility”) in the aggregate amount of up to $5,000,000. On June 30, 2016 (the “Closing Date”), the Company closed the Master Credit Facility and an initial disbursement of $1,572,576 (before reduction of related fees and expenses, or $1,022,623 of net proceeds) was made pursuant to the Master Credit Facility. Advances under the Master Credit Facility were issued at 95% of par value (the “Debt Discount”), with such Debt Discount deducted from the gross amount of the proceeds available under the Master Credit Facility at Closing and recorded as a debt issuance cost. White Winston could make advances under the Master Credit Facility provided that the aggregate principal amount outstanding under the Master Credit Facility did not exceed 75% of the then-outstanding balance of the Company’s customer receivables (as defined in the Master Credit Facility). During the three months ended September 30, 2016, the Company received additional advances in the aggregate amount of $370,050. With the discretionary approval of White Winston, as of September 30, 2016, the Company had drawn approximately $791,000 more than its availability under the Master Credit Facility. The Company could also request, subject to White Winston’s discretionary approval, additional advances that would be exempt from the limitation of eligible receivables. The Master Credit Facility originally matured on June 30, 2018 and bore interest at a rate of 8.0% per annum. Interest was payable monthly in arrears. In addition, from and after the first anniversary of the date of the Master Credit Facility and continuing until the Master Credit Facility was repaid in full, the Company was required to pay an additional fee of 3.0% on the average daily unborrowed portion of the Master Credit Facility. The fee was payable quarterly in arrears. As more fully discussed in Note 14, on November 7, 2016, in connection with the closing of the Share Issuance, the Company repaid in full all amounts owing under the Mater Credit Facility and terminated the Master Credit Facility and the related Board Representation Agreement.

The Company granted White Winston a first priority lien in all tangible and intangible property now owned by the Company or to be acquired in the future, including all receivables and all of the outstanding ownership interests in each of the Company’s subsidiaries. In addition, the Company established a cash collateral account, pursuant to which all revenues and payments due to the Company were deposited into such account and acted as security for the Master Credit Facility. The Company had unrestricted access to the cash collateral account.

Pursuant to the terms of the Master Credit Facility, on June 30, 2016, the Company issued to White Winston warrants to purchase up to (i) 125,000 shares of the Company’s common stock at a price of $2.00 per share (the “Fixed $2.00 Warrant”); (ii) 218,750 shares of the Company’s common stock at a price of $2.00 per share (the “Pro Rata Warrant”), provided that the number of shares for which the Pro Rata Warrants were exercisable would be pro-rata based on the ratio of the actual advances made under the Master Credit Facility to the aggregate face amount of the Master Credit Facility and (iii) 125,000 shares of the Company’s common stock at a price of $20.00 per share (the “Fixed $20.00 Warrant”). The Fixed $2.00 Warrant and the Pro Rata Warrant are exercisable for five years from the date of issuance and the Fixed $20.00 Warrant is exercisable for five years beginning on December 30, 2016.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Pursuant to the terms of a Board Representation Agreement between the Company and White Winston, White Winston had the right to designate nominees for election to the Company’s Board of Directors from the date the principal amount outstanding under the Master Credit Facility first exceeded $2,000,000 until such time as White Winston’s interest (as defined in the Board Representation Agreement) fell below five percent for 60 consecutive days. The number of nominees that White Winston was entitled to designate was determined in accordance with the terms of the Board Representation Agreement and, provided that no event of default had occurred, could not exceed two nominees. If an event of default had occurred and was continuing, White Winston had the right to designate two additional nominees for election to the Company’s Board of Directors. However, the aggregate number of nominees that White Winston was entitled to designate in no event could exceed (i) 50 percent of the number of directors, rounded down to the nearest whole number, if the Board is comprised of an odd number of Directors, and (ii) one less than half of the number of Directors, if the Board is comprised of an even number of Directors.

The Company determined the fair value of the Fixed $2.00 Warrant and Fixed $20.00 Warrant issued to White Winston to be $272,133 using the Black-Scholes option-pricing model with the following assumptions: (1) expected volatility of 54.63%, (2) risk-free interest rate of 1.01% and (3) expected life of five years.

The Company determined that the Pro Rata Warrant should be treated as a derivative liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” due to the variable number of shares issuable. Accordingly, the Pro Rata Warrant was initially recorded at fair value, with changes in the fair value of the liability recorded in other income/expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company determined the fair value of the Pro Rata Warrant issued to White Winston on June 30, 2016 to be $511,325, of which $380,000 was valued as the portion attributable to the unexercisable Pro Rata Warrant using the Monte Carlo model with the following assumptions: (1) expected volatility of 100.00%, (2) risk-free interest rate of 1.01% and (3) expected life of five years. The Company recorded a $401,000 change in the fair value of the liability during the three and nine months ended September 30, 2016 (see Note 12).

The Company recorded the value of $131,325 attributable to the 68,800 exercisable Pro Rata Warrants at June 30, 2016 as a component of additional paid in capital in the accompanying condensed consolidated balance sheets.

On August 10, 2016, the Company entered into an Amendment to Master Credit Facility and Consent and Waiver Agreement (the “Amendment”) with White Winston in connection with the CFL Transaction (see Note 8). Pursuant to the Amendment, White Winston consented to the CFL Transaction and waived its participation rights and board representation rights under the Board Representation Agreement in connection with the CFL Transaction. In consideration for the Amendment, the Company agreed that the Pro Rata Warrant would be fully exercisable, notwithstanding the pro rata formula set forth in the warrant, and paid a fee of $15,000. In addition, White Winston granted the Company an option to repurchase its outstanding, in-the-money warrants following consummation of the Tender Offer on the terms set forth in the Amendment.

As a result of the Amendment, all 218,750 Pro Rata Warrants became exercisable and the derivative liability in the amount of $781,000 pertaining to the Pro Rata Warrants was reclassified to additional paid in capital (see Note 12).

The issuance of the Fixed $2.00 Warrant, the Fixed $20.00 Warrant and the Pro Rata Warrant has been treated as a debt issue cost and, accordingly, has been recorded as a direct deduction from the carrying amount of Master Credit Facility and is being amortized to interest expense over the contractual term of the Master Credit Facility. During the three and nine months ended September 30, 2016, accretion of the costs amounted to $97,933.

The Company incurred cash fees associated with the closing of the Master Credit Facility of $488,082. These amounts have been treated as a debt issue cost and, accordingly, have been recorded as a direct deduction from the carrying amount of Master Credit Facility and are being amortized to interest expense over the contractual term of the Master Credit Facility. During the three and nine months ended September 30, 2016, accretion of the fees amounted to $58,661.

Contractual interest expense on the Master Credit Facility amounted to $35,000 for the three and nine months ended September 30, 2016.

On November 7, 2016, in connection with the closing of the CFL Transaction described below, the Company (i) repaid in full amounts owed under the Master Credit Facility and (ii) terminated the Master Credit Facility and related agreements between the Company and White Winston, including the Board Representation Agreement. All security interest created under the Master Credit Facility were released upon repayment of the amounts due under and the termination of the Master Credit Facility.

The Fixed $20.00 Warrant issued to White Winston is still held by White Winston and remains outstanding. On November 7, 2016, White Winston exercised the Fixed $2.00 Warrant and the Pro Rata Warrant to purchase an aggregate of 343,750 shares of common stock.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

7. Commitments and Contingencies

Lease Obligations – The Company leases office space, a corporate apartment, office furniture and equipment under various operating lease agreements.

The Company leases an office for its headquarters in Illinois, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

Rent expense, amounting to approximately $258,000 and $383,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $808,000 and $1,083,000 for the nine months ended September 30, 2016 and 2015, respectively, is included in general and administrative expense in the condensed consolidated statements of comprehensive loss. Included in rent expense is sublease income of approximately $93,000 and $90,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $279,000 and $255,000 for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, the Company recorded a gain on lease cancellation of approximately $424,000 related to the closing of its Los Angeles, CA office in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Legal Proceedings

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to an action captioned LinkedIn Corp. v. NAPW, Inc. and Professional Diversity Network, Inc., No. 16-CV-299784 (Santa Clara Superior Ct.). The complaint was filed on September 12, 2016. LinkedIn Corp. (“LinkedIn”), the plaintiff, seeks payment of outstanding amounts it claims are owed under a marketing agreement between LinkedIn and NAPW. The Company has prepared but has not yet filed a counterclaim. LinkedIn has agreed to postpone the deadline for the Company to file a responsive pleading to January 5, 2017. The parties have also agreed to mediate their respective claims, with a mediation currently scheduled for December 20, 2016. The case is in its preliminary stages and it is uncertain whether or not its outcome is likely to have a material impact on the Company’s financial position.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action alleging violations of various California Labor Code (wage & hour) sections. The plaintiffs seek unspecified damages. The complaint was filed in December 2015 and the Company has answered. On April 28, 2016, the parties entered into a mutual settlement agreement and release, on behalf of all putative class participants, in the amount of $500,000. Such amount is recorded in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2016. The parties’ agreement and its amount are subject to Court and state agency approval. The Company has been notified that the Court will hold a hearing to consider final approval on November 28, 2016. The Company anticipates that, if the global settlement is approved, it will have to fund the settlement in late Fourth Quarter of 2016 or early First Quarter of 2017.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to an administrative action before the National Labor Relations Board captioned as In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904 (NLRB), alleging violations of the National Labor Relations Act, where employee was allegedly terminated for asserting “union organizing” rights. While the Company disputes that any rights were impacted, the NLRB has issued its preliminary order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies. The Company is currently working with the agency to comply with the NLRB order. The Company does not anticipate that its outcome will have a material impact on the Company’s financial position.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Company is a party to an administrative action before the Equal Employment Opportunity Commission captioned as Paul Sutcliffe v. Professional Diversity Network, Inc., No. 533-2016-00033 (EEOC), alleging violations of Title VII and the Age Discrimination in Employment Act, where employee was allegedly terminated due to his race (Caucasian) and his age (over 40). The EEOC has issued a preliminary finding that the Company discriminated against the complainant. The Company is currently weighing its appellate options, but does not anticipate that this case will have a material impact on the Company’s financial position.

On November 4, 2016, the Company entered into a Confidential Settlement and Mutual Release of All Claims (the “Release”) with Matthew B. Proman (“Proman”), pursuant to which the Company agreed among other things that (i) it would pay Proman $300,000 at the closing of the Share Issuance, (ii) the Separation Agreement and Mutual Release of All Claims, dated July 16, 2015 between Proman and the Company (the “Separation Agreement”) would be terminated as of November 4, 2016, and (iii) the Seller Promissory Note in the principal amount of $445,000 dated September 24, 2014 in favor of Proman (the “Promissory Note”) would be terminated as of November 4, 2016.  The Company also agreed that notwithstanding the termination of the Separation Agreement pursuant to the Release, Proman’s co-sale right would be preserved and he would continue to hold the options and warrants he held as of November 4, 2016.  On November 7, 2016, the Company paid Proman $300,000 pursuant to the Release.

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

8. CFL Transaction

On August 12, 2016, the Company entered into a stock purchase agreement (the “Purchase Agreement”), with Cosmic Forward Limited, a Republic of Seychelles company wholly-owned by a group of Chinese investors (“CFL”). Pursuant to the Purchase Agreement, the Company agreed to issue and sell to CFL (the “Share Issuance and Sale”), and CFL agreed to purchase, at a price of $9.60 per share (the “Per Share Price”), upon the terms and subject to the conditions set forth in the Purchase Agreement, a number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), such that CFL will hold shares of Common Stock equal to approximately 51% of the outstanding shares of Common Stock, determined on a fully-diluted basis, after giving effect to the consummation of the transactions contemplated by the Purchase Agreement, including the Tender Offer described below (the “CFL Transaction”).

Pursuant to a co-sale right, an existing shareholder of the Company would have the right to sell up to 205,925 shares of Common Stock to CFL as of the date of the Purchase Agreement (the “Co-Sale Right”), and such Co-Sale Right, to the extent exercised, would reduce the number of shares of Common Stock to be purchased by CFL directly from the Company. The Company also commenced a partial issuer tender offer to purchase up to 312,500 shares of Common Stock (the “Tender Offer”). The number of shares of Common Stock that CFL agreed to purchase was that amount that would allow it to hold 51% of the outstanding shares of Common Stock, determined on a fully-diluted basis, after giving effect to the number of shares of Common Stock (if any) the Company purchases in the Tender Offer, and any shares sold to CFL pursuant to the co-sale right (collectively, the “Common Shares”). The parties agreed that, if, immediately following the consummation of the Tender Offer and after giving effect to the purchase by the Company of all shares of Common Stock validly tendered and not withdrawn in the Tender Offer, the Common Shares amount to less than 51% of the then-outstanding shares of Common Stock, determined on a fully-diluted basis, then CFL shall have an option (the “Call Option”) to purchase, at a price per share equal to the Per Share Price, such additional number of shares of Common Stock (the “Call Option Shares”) as are necessary for the previously issued Common Shares plus the Call Option Shares to equal 51% of the then-outstanding shares of Common Stock determined on a fully-diluted basis, taking into account the issuance of the Call Option Shares.

Pursuant to the terms of the Escrow Agreement, dated as of August 12, 2016 (the “Escrow Agreement”), by and among the Company, CFL and Wilmington Trust, N.A., as escrow agent (the “Escrow Agent”), CFL deposited approximately $1.7 million (the “Escrow Amount”) into an escrow account with the Escrow Agent as security for CFL’s potential termination fee obligations under the Purchase Agreement described below. The Escrow Amount was being held by the Escrow Agent in accordance with, and was released pursuant to the terms and subject to the conditions set forth in, the Escrow Agreement.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Purchase Agreement contained customary representations, warranties, covenants and agreements of the parties thereto, and completion of the Share Issuance and Sale was subject to the approval of the Company’s stockholders at a special meeting of stockholders. The Purchase Agreement also contained other customary closing conditions, including, among others, the execution of certain ancillary agreements and documentation; all receipt of all required consents and approvals necessary to consummate the Share Issuance and Sale; the absence of any injunction or proceeding by a government entity seeking to restrain or prohibit consummation of the CFL Transaction; the absence of any change or event that has had or would reasonably be expected to have a material adverse effect on the Company; and receipt of a clearance by the Committee on Foreign Investment in the United States.

The Purchase Agreement also contained customary indemnification and termination provisions.

Under the terms of the Purchase Agreement and as a condition to consummating the Share Issuance and Sale, at the closing of the Share Issuance and Sale, the Company, CFL and each of the shareholders of CFL (the “CFL Shareholders”) agreed to enter into a stockholders’ agreement (“Stockholders’ Agreement”). The Stockholders’ Agreement provides certain limitations on the ability of CFL and the CFL Shareholders to acquire additional securities from the Company, and provides for certain participation rights to CFL, to enable CFL to participate in future equity issuances by the Company, in order to maintain its then-current beneficial ownership interest in the Company, up to the CFL Shareholders’ then-current ownership percentage based on the number of shares of Common Stock then-outstanding, but no greater than 51.0% of the outstanding shares of Common Stock, determined on a fully-diluted basis, on a given date. The Stockholders’ Agreement also provides for certain “standstill” covenants prohibiting CFL or the CFL Shareholders or their respective affiliates from taking certain actions with respect to the Company or the Board of Directors. Under the Stockholders’ Agreement, CFL is entitled to nominate individuals reasonably acceptable to the Nominating and Governance Committee of the Board of Directors for election as directors of the Company, so long as CFL’s beneficial ownership level exceeds certain predefined percentage thresholds of the Company’s issued and outstanding Common Stock. The Stockholders’ Agreement provides that, upon the closing of the Share Issuance and Sale and for so long as CFL’s beneficial ownership level exceeds 49.5% of the Company’s issued and outstanding Common Stock, CFL is entitled to nominate five of nine directors on the Board of Directors. The Stockholders’ Agreement further provides certain restrictions on the transfer of the Common Shares issued and sold to CFL in the Share Issuance and Sale, including, among other restrictions, a lock-up during the one-year period following the closing of the Share Issuance and Sale. The Stockholders’ Agreement also provides certain demand, shelf and piggyback registration rights to CFL that require the Company to effect the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the resale of the Common Shares and other shares of Common Stock (including the Call Option Shares) acquired by CFL.

As described in Note 14, on November 7, 2016, the CFL Transaction closed.

9. Employment Agreement

On September 30, 2016, the Company entered into an employment agreement (the “Employment Agreement”) with Katherine Butkevich, the Company’s Chief Executive Officer. The Employment Agreement provides for an initial term of two years, and is subject to extension upon agreement of the Company and Ms. Butkevich unless either party provides advance written notice of its or her intention not to extend. Under the Employment Agreement, Ms. Butkevich will receive an annual base salary of $300,000, subject to increase, but not decrease, in the sole discretion of the Company’s Board of Directors (the “Board”) or the Compensation Committee of the Board (the “Compensation Committee”). Ms. Butkevich will be eligible to receive an annual incentive bonus, at a target amount of not less than her base salary, based upon the achievement of one or more performance goals, targets, measurements and other factors, established for such year by the Compensation Committee. Ms. Butkevich will also participate in all benefit plans and programs, subject to certain conditions and exceptions, as are generally provided by the Company to its other senior executive employees.

Under the terms of Employment Agreement, Ms. Butkevich is subject to non-solicitation, non-competition and non-interference restrictive covenants during her employment and for the 12-month period following her last day of employment with the Company. The Employment Agreement also contains customary confidentiality, work product and return of Company property covenants.

In addition, Ms. Butkevich is entitled to severance pay if she is terminated without “cause” or resigns for “good reason,” each as defined in the Employment Agreement. Upon such termination, provided that she executes a release and waiver agreement, Ms. Butkevich will be entitled to receive an amount equal to the sum of her base salary, any earned but unpaid bonus for the year prior to the year of termination, and the pro rata portion of any bonus earned for the year in which termination occurs, as well as continuation of applicable benefits for a period of 12 months following her termination.

In connection with the approval of the Employment Agreement, Ms. Butkevich also received a non-qualified stock option to purchase 57,500 shares of the Company’s common stock at an exercise price of $8.19 per share. The option will vest in accordance with the following schedule: (i) 1/3 of the shares underlying the option will vest immediately upon award, (ii) 1/3 of the shares underlying the option will vest on March 31, 2017, and (iii) 1/3 of the shares underlying the option will vest on March 31, 2018.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

10. Income Taxes
The effective income tax rate for the three months ended September 30, 2016 and 2015 was 32.9% and (10.3)%, respectively, resulting in a $624,000 income tax benefit and $2,976,000 income tax expense, respectively. The effective income tax rate for the nine months ended September 30, 2016 and 2015 was 25.7% and (4.6)%, respectively, resulting in a $1,218,000 income tax benefit and $1,509,000 income tax expense, respectively. During the three months ended September 30, 2016 and 2015, the Company recorded a valuation allowance of $458,000 and $4,106,000, respectively, and during the nine months ended September 30, 2016 and 2015, the Company recorded a valuation allowance of $832,000 and $4,106,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that the Company will not realize the deferred income tax asset balances and therefore, initially recorded a valuation allowance as of September 30, 2015. Management has again evaluated the deferred tax asset for the nine months ended September 30, 2016 and has determined a full valuation allowance continues to be applicable.

11. Stock-Based Compensation

Equity Incentive Plans – The Company adopted the 2013 Equity Compensation Plan under which the Company reserved 62,500 shares of common stock for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The Company subsequently amended the plan to increase the number of authorized shares of common stock under the plan to 225,000 shares, which the Company’s stockholders approved on June 3, 2015.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	19,653	$30.00	8.0	$-
Granted	57,500	8.19
Exercised	-	-
Forfeited/Canceled/Expired	(4,287)	(31.81)
Outstanding – September 30, 2016	72,866	$12.69	9.5	$-

Exercisable – September 30, 2016	30,264	$16.29	9.2	$-

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

A summary of the changes in the Company’s unvested stock options is as follows:
	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2015	13,571	$13.76
Granted	57,500	4.01
Vested	(27,552)	(7.07)
Forfeited/Canceled/Expired	(917)	(13.83)
Unvested – September 30, 2016	42,602	$4.93

As discussed in Note 9, the Company granted 57,500 stock options to Ms. Butkevich in connection with her Employment Agreement. These options had a fair value of $230,575, using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.14%
Expected dividend yield	0.00%
Expected volatility	53.96%
Expected term	5.5 years

The options are exercisable at an exercise price of $8.19 per share over a ten-year term and vest over three years. The Company recorded $77,000 as compensation expense during the three and nine months ended September 30, 2016 pertaining to this grant.

The Company recorded non-cash compensation expense of approximately $90,000 and $31,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $135,000 and $74,000 for the nine months ended September 30, 2016 and 2015, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at September 30, 2016 amounts to approximately $182,000 and is expected to be recognized over a remaining weighted average period of 1.4 years.

Warrants

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2015	45,314	$66.72	3.5	$-
Granted	468,750	6.80
Exercised	-	-
Forfeited/Canceled/Expired	-	-
Outstanding – September 30, 2016	514,064	$12.09	4.7	$2,127,813

Exercisable – September 30, 2016	389,064	$9.54	4.5	$2,127,813

As discussed in Note 6, on June 30, 2016, the Company granted warrants to purchase 468,750 shares of common stock. The fair value of the warrants issued of $783,458 has been recorded as a direct deduction from the carrying amount of Master Credit Facility.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

A summary of the changes in the Company’s unvested warrants is as follows:
	Number of Warrants	Weighted Average Grant Date Fair Value
Unvested – December 31, 2015	-	$-
Granted	468,750	1.67
Vested	(468,750)	(1.67)
Forfeited/Canceled/Expired	-	-
Unvested – September 30, 2016	-	$-

On November 7, 2016, warrants to purchase an aggregate of 343,750 shares of common stock were exercised for an aggregate exercise price of $687,500.

Restricted Stock

As of September 30, 2016 and December 31, 2015, there were 5,556 shares of unvested restricted stock outstanding.

The Company recorded non-cash compensation expense of approximately $28,000 and $83,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $83,000 and $277,000 for the nine months ended September 30, 2016 and 2015, respectively, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at September 30, 2016 amounts to approximately $129,000 and is expected to be recognized over a weighted average period of 1.2 years.

12. Fair Value of Financial Instruments

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

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

As of September 30, 2016 and December 31, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

The warrant liability was valued using the Monte Carlo model and the following assumptions:

	August 10,	June 30,
	2016	2016
Strike price	$2.00	$2.00
Market price	$6.08	$3.20
Expected life	5 years	5 years
Risk-free interest rate	1.07%	1.01%
Dividend yield	0.00%	0.00%
Volatility	100%	100%

The following table sets forth a summary of the changes in the fair value of the Level 3 financial liabilities that are measured at fair value on a recurring basis:

Balance – January 1, 2016	$-
Initial value of derivative liability	380,000
Change in fair value of derivative liability	401,000
Reclassification of derivative liability to additional paid in capital	(781,000)
Balance – September 30, 2016	$-

As discussed in Note 6, on August 10, 2016, the Company entered into an Amendment with White Winston pursuant to which the Company agreed that the Pro Rata Warrant would be fully exercisable, notwithstanding the pro rata formula set forth in the warrant. Accordingly, as the derivative liability was eliminated on August 10, 2016, the Company reclassified $781,000 to additional paid in capital.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

13. Segment Information

The Company operates in three segments: (i) PDN Network, (2) NAPW Network and (3) Noble Voice operations, which are based on its business activities and organization. The following tables present key financial information of the Company’s reportable segments as of and for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$3,748,334	$-	$3,748,334
Lead generation	-	-	1,554,370	1,554,370
Recruitment services	954,887	-	-	954,887
Products sales and other	-	52,857	-	52,857
Consumer advertising and marketing solutions	49,719	-	-	49,719
Total revenues	1,004,606	3,801,191	1,554,370	6,360,167
Loss from operations	(118,948)	(894,361)	(266,893)	(1,280,202)
Depreciation and amortization	33,471	738,473	47,950	819,894
Income tax expense (benefit)	(222,808)	(289,767)	(111,124)	(623,699)
Capital expenditures	-	-	-	-
Net loss	(512,771)	(604,594)	(155,769)	(1,273,134)

	Nine Months Ended September 30, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$13,047,652	$-	$13,047,652
Lead generation	-	-	4,489,919	4,489,919
Recruitment services	2,295,556	-	-	2,295,556
Products sales and other	-	544,440	-	544,440
Consumer advertising and marketing solutions	176,771	-	-	176,771
Total revenues	2,472,327	13,592,092	4,489,919	20,554,338
Loss from operations	(839,840)	(2,173,251)	(1,106,895)	(4,119,986)
Depreciation and amortization	130,121	2,207,703	160,312	2,498,136
Income benefit	(373,717)	(557,439)	(286,936)	(1,218,092)
Capital expenditures	-	-	-	-
Net loss	(1,083,270)	(1,615,812)	(819,959)	(3,519,041)

	At September 30, 2016
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	9,482,806	327,333	9,900,539
Total assets	2,151,870	32,410,397	1,891,617	36,453,884

	Three Months Ended September 30, 2015 (Revised)
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$5,652,873	$-	$5,652,873
Lead generation	-	-	2,334,276	2,334,276
Recruitment services	830,250	-	-	830,250
Products sales and other	-	330,769	-	330,769
Consumer advertising and marketing solutions	73,011	-	-	73,011
Total revenues	903,261	5,983,642	2,334,276	9,221,179
Loss from operations	(491,126)	(27,995,556)	(339,150)	(28,825,832)
Depreciation and amortization	93,922	786,148	45,614	925,684
Income tax benefit	2,362,220	543,018	70,979	2,976,217
Capital expenditures	-	-	-	-
Net loss	(2,857,969)	(28,538,574)	(410,129)	(31,806,672)

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	Nine Months Ended September 30, 2015 (Revised)
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$18,885,308	$-	$18,885,308
Lead generation	-	-	7,853,402	7,853,402
Recruitment services	2,432,951	-	-	2,432,951
Products sales and other	-	631,198	-	631,198
Consumer advertising and marketing solutions	209,097	-	-	209,097
Total revenues	2,642,048	19,516,506	7,853,402	30,011,956
Loss from operations	(1,727,721)	(30,417,806)	(818,410)	(32,963,937)
Depreciation and amortization	285,677	2,308,361	136,842	2,730,880
Income tax expense (benefit)	1,895,588	(271,103)	(115,090)	1,509,395
Capital expenditures	-	50,216	13,938	64,154
Net loss	(3,588,298)	(30,146,703)	(703,320)	(34,438,321)

	At December 31, 2015
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	11,502,106	459,333	12,051,839
Total assets	4,167,229	34,985,831	2,274,756	41,427,816

14. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued for potential recognition or disclosure.

Settlement with Matthew Proman

On November 4, 2016, the Company entered into the Release with Matthew Proman (see Note 7).

Exercise of Pro Rata and Fixed $2.00 Warrant

On November 4, 2016, White Winston exercised the Pro Rata Warrant and the Fixed $2.00 Warrant, such that the Company issued to White Winston an aggregate of 343,750 shares of the Company’s common stock for aggregate proceeds of $687,500. The Company used these proceeds to pay down a portion of the outstanding Master Credit Facility.

Payoff and Termination of Master Credit Facility

On November 7, 2016, in connection with the closing of the CFL Transaction described below, the Company (i) repaid in full amounts owed under the Master Credit Facility and (ii) terminated the Master Credit Facility and related agreements between the Company and White Winston, including the Board Representation Agreement. All security interest created under the Master Credit Facility were released upon repayment of the amounts due under and the termination of the Master Credit Facility.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

CFL Share Issuance and Completion of the Tender Offer

On November 7, 2016, the Company consummated the issuance and sale of 1,777,417 shares of its common stock to CFL at a price of $9.60 per share, pursuant to the terms of the Purchase Agreement, dated August 12, 2016. In addition, on November 7, 2016, the Company completed the purchase of 312,500 shares of its common stock at a price of $9.60 per share, net to the seller in cash, pursuant to the Tender Offer. The Company received approximately $9,000,000 in net proceeds from the Share Issuance, after the payment for the shares repurchased in the Tender Offer, the repayment of all amounts outstanding under the Master Credit Facility and the payment of transaction-related expenses.

At the closing of the CFL Transaction, the Company entered into a Stockholders’ Agreement, dated November 7, 2016 (the “Stockholders’ Agreement”) with CFL and each of its shareholders: Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Nan Kou (the “CFL Shareholders”). The Stockholders’ Agreement sets forth the agreement of the Company, CFL and the CFL Shareholders relating to board representation rights, transfer restrictions, standstill provisions, voting, registration rights and other matters following the closing of the Share Issuance.

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

Overview

We are a dynamic operator of professional networks with a focus on diversity.  We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification.  We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBT).  Our value proposition is three-fold:  (i) we provide a robust online and in-person network for our women members to make professional and personal connections (with the ability to roll out to our other affinities); (ii) we assist our registered users, or members, in their efforts to connect with like-minded individuals and identify career opportunities within the network and (iii) we help employers address their workforce diversity needs by connecting them with the right candidates.  We operate in three business segments:  (i) Professional Diversity Network (“ PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, (ii) National Association of Professional Women (“ NAPW Network”), a women-only professional networking organization, and (iii) Noble Voice operations (“ Noble Voice”), a career consultation and lead generation service.  Through the third quarter of 2016, our PDN Network, NAPW Network and Noble Voice businesses represented 12.0%, 66.1% and 21.9% of our revenues, respectively.  As of September 30, 2016, we had approximately 9.0 million registered users in our PDN Network; approximately 880,000 registered users, or members, in the NAPW Network; and over 580 companies utilizing our products and services in our combined PDN Network and Noble Voice operations.  We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Percentage of revenue by product:
Membership fees and related services	58.9%	61.3%	63.5%	62.9%
Lead generation	24.4%	25.3%	21.8%	26.2%
Recruitment services	15.0%	9.0%	11.2%	8.1%
Products sales and other	0.8%	3.6%	2.6%	2.1%
Consumer advertising and consumer marketing solutions	0.8%	0.8%	0.9%	0.7%

Paid Membership Subscriptions and Related Services.  We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary.  Members gain access to networking opportunities through a members-only website at www.napw.com, as well as through in-person networking at nearly 200 local chapters nationwide, additional career and networking events such as the National Networking Summit Series and the PDN Network events, as well as ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks.  Upgraded packages include (i) the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and free continuing education programs and (ii) the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence.  Membership is renewable and fees are payable on an annual basis, with the first annual fee payable at the commencement of the membership.  Membership subscriptions represented approximately 98.6% and 94.5%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended September 30, 2016 and 2015 and 96.0% and 96.8%, respectively, for the nine months ended September 30, 2016 and 2015.

Lead Generation.  We monetize our career consultations conducted by our Noble Voice division by generating and selling value-added leads to our strategic partners who provide continuing education and career services.  We also generate revenue from sales of data not used in the lead generation process.  Lead generation sales represented 100% of the revenue attributable to the Noble Voice business segment for the three and nine months ended September 30, 2016 and 2015.

Recruitment Services.  We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks.  Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events.  The majority of recruitment services revenue comes from job recruitment advertising.  We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services.  For the three months ended September 30, 2016 and 2015, recruitment advertising revenue constituted approximately 95.0% and 91.9%, respectively, of the revenue attributable to the PDN Network business segment.  For the nine months ended September 30, 2016 and 2015, recruitment services revenue constituted approximately 92.8% and 92.1%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales.  We offer to new purchasers of our NAPW Network memberships the opportunity to purchase up to two commemorative wall plaques at the time of membership purchase.  Product sales represented approximately 1.4% and 5.5%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended September 30, 2016 and 2015 and 4.0% and 3.2%, respectively, of revenue attributable to the NAPW Network business segment for the nine months ended September 30, 2016 and 2015.

Consumer Advertising and Consumer Marketing Solutions.  We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers to post recruitment advertising and job openings.  We generate revenue from fees charged for those postings.  For the three months ended September 30, 2016 and 2015, consumer advertising and marketing represented approximately 5.0% and 8.1%, respectively, of the revenue attributable to the PDN Network business segment.  For the nine months ended September 30, 2016 and 2015, consumer advertising and marketing represented approximately 7.2% and 7.9%, respectively, of the revenue attributable to the PDN Network business segment.

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

Financial Overview

During the quarter and nine months ended September 30, 2016, we experienced losses as we continued our efforts to reduce costs and streamline our business. For the nine months ended September 30, 2016, we realized a net loss of approximately $3,519,000, a $30,919,000, or 89.8%, decrease from the comparable prior year period. This decrease in the net loss is primarily related to a charge taken for the impairment of goodwill at the NAPW Network taken on September 30, 2015 for $26,744,000. As discussed below, management determined that additional impairment charges are not appropriate for the nine months ended September 30, 2016. In addition, our net losses were further reduced by our efforts to reduce operating expenses, partially offset by the decline in revenue. Costs of revenue declined 47.6% during the nine months ended September 30, 2016 on a year-over-year basis due to significant reductions in expenditures and improved buying efficiencies of data used in generating leads for our Noble Voice division. Sales and marketing expenses in the nine months ended September 30, 2016 declined approximately 40%, from the comparable prior year period, primarily as a result of our efforts to reduce marketing costs related to lead generation at the NAPW Network, in an effort to optimize operating margins, combined with significant reductions of sales staff at both the NAPW Network and Noble Voice division on a year-over-year basis. General and administrative expenses in the nine months ended September 30, 2016 declined 18.7% reflecting the impact of our cost containment initiatives, combined with the reversal of sub-lease liability accrual recorded in the fourth quarter of 2015 related to the closing of the Company’s Los Angeles location.

On September 27, 2016, we effected a reverse stock split of our common stock, par value $0.01 per share (the “Common Stock”), at a ratio of 1-for-8 (the “Reverse Split”).  As a result of the Reverse Split, every eight shares of the issued and outstanding Common Stock were automatically converted into one newly issued and outstanding share of Common Stock, without any change in the par value per share. Any fractional shares resulting from the Reverse Split were rounded up to the nearest whole share.

Recent Events

On November 7, 2016, we consummated the issuance and sale of 1,777,417 shares of Common Stock, to Cosmic Forward Limited, a Republic of Seychelles company wholly-owned by a group of Chinese investors (“CFL”), at a price of $9.60 per share (giving effect to the Reverse Split), pursuant to the terms of our previously announced stock purchase agreement, dated August 12, 2016 (the “Purchase Agreement”), with CFL (the “Share Issuance”). At the closing of the Share Issuance, and as contemplated by the Purchase Agreement, we entered into a Stockholders’ Agreement, dated November 7, 2016 (the “Stockholders’ Agreement”), with CFL and each of its shareholders.  As previously disclosed, the Stockholders’ Agreement sets forth the agreement of the Company, CFL and the CFL shareholders relating to board representation rights, transfer restrictions, standstill provisions, voting, registration rights and other matters following the closing of the Share Issuance.

In addition, on November 7, 2016, we completed the purchase of 312,500 shares of Common Stock, at a price of $9.60 per share, net to the seller in cash, less any applicable withholding taxes and without interest, pursuant to our previously announced partial issuer tender offer as disclosed in the Company’s Offer to Purchase, dated September 28, 2016, as amended (the “Tender Offer”). As a result of the completion of the Share Issuance, the Tender Offer and the other transactions contemplated by the Purchase Agreement, as of November 7, 2016, CFL beneficially owned 51% of the Company’s outstanding shares of Common Stock, on a fully-diluted basis.

We received approximately $9.0 million in net proceeds from the Share Issuance, after the payment for the shares repurchased in the Tender Offer, the repayment of all amounts outstanding under the Master Credit Facility and the payment of transaction-related expenses at the closing.

On November 4, 2016, we entered into a Confidential Settlement and Mutual Release of All Claims (the “Release”) with Matthew B. Proman (“Proman”), pursuant to which we agreed among other things that (i) the we would pay to Proman $300,000 at the closing of the Share Issuance, (ii) the Separation Agreement and Mutual Release of All Claims, dated July 16, 2015 between Proman and PDN (the “Separation Agreement”) would be terminated as of November 4, 2016, and (iii) the Seller Promissory Note in the principal amount of $445,000 dated September 24, 2014 in favor of Proman (the “Promissory Note”) would be terminated as of November 4, 2016.  We have also agreed that notwithstanding the termination of the Separation Agreement pursuant to the Release, Proman’s co-sale right would be preserved and he would continue to hold the options and warrants he held as of November 4, 2016.  On November 7, 2016, we paid Proman $300,000 pursuant to the Release.

On November 7, 2016, in connection with the closing of the Share Issuance, we (i) repaid in full all amounts owed under the Master Credit Facility among the Company, its wholly-owned subsidiaries NAPW, Inc., Noble Voice LLC and Compliant Lead LLC, and White Winston Select Asset Funds, LLC (“White Winston”), dated March 30, 2016 (the “Master Credit Facility”), and (ii) terminated the Master Credit Facility and related agreements between the Company and White Winston, including the Board Representation Agreement, dated as of June 30, 2016.  All security interests created under the Master Credit Facility were released upon repayment of the amounts under and termination of the Master Credit Facility.

Key Metrics

We believe that one of the key metrics in evaluating and measuring our performance is the number of registered users or members.  We define a registered user as an individual job seeker who affirmatively visited one of PDN Network’s properties, opted into an affinity group and provided us with demographic or contact information enabling us to match him or her with employers and/or jobs (“PDN Network registered user”).  We define a member as a consumer who has viewed our marketing material, opted into membership in the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator (the “NAPW Network member”).  We believe that a higher number of registered users will result in increased sales of our products and services, as employers will have access to a larger pool of professional talent.  We believe that a higher number of NAPW Network members will translate into increased revenues through membership subscriptions.

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of September 30,		Change
	2016	2015	(Percent)
	(in thousands)
PDN Network Registered Users (1)	8,951	6,837	30.9%
NAPW Network Total Membership (2)	880	831	5.9%

(1)	The number of registered users may be higher than the number of actual users due to various factors. For more information, see “Risk Factors—The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as amended on May 4, 2016 (the” 2015 Annual Report”).

(2)	Includes both paid and unpaid members.

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

The following table sets forth the booked revenues we originated as of the periods presented:

	Three Months Ended September 30,		Change
	2016	2015	(Percent)
	(in thousands)
NAPW Network bookings	$2,904	$5,224	(44.4%)
PDN Network bookings	$778	$688	13.1%

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

The following table provides a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure reported in our consolidated financial statements:

(Amount in thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(1,273)	$(31,807)	$(3,519)	$(34,438)
Impairment expense	-	26,744	-	26,744
Stock-based compensation expense	118	114	218	351
Depreciation and amortization	820	926	2,498	2,731
Litigation settlement	-	-	500	-
Gain on lease cancellation	-	-	(424)	-
Change in fair value of warrant liability	401	(2)	401	(94)
Interest expense	216	9	217	84
Interest and other income	-	(2)	(1)	(26)
Income tax expense (benefit)	(624)	2,976	(1,218)	1,509
Adjusted EBITDA	$(342)	$(1,042)	$(1,328)	$(3,139)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$3,748	$5,653	$(1,905)	(33.7%)
Lead generation	1,554	2,334	(780)	(33.4%)
Recruitment services	955	830	125	15.1%
Products sales and other	53	331	(278)	(84.0%)
Consumer advertising and marketing solutions	50	73	(23)	(31.5%)
Total revenues	$6,360	$9,221	$(2,861)	(31.0%)

	Nine Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$13,048	$18,885	$(5,837)	(30.9%)
Lead generation	4,490	7,853	(3,363)	(42.8%)
Recruitment services	2,295	2,433	(138)	(5.7%)
Products sales and other	544	631	(87)	(13.8%)
Consumer advertising and marketing solutions	177	209	(32)	(15.3%)
Total revenues	$20,554	$30,011	$(9,457)	(31.5%)

Total revenues decreased $2.9 million, or 31.0% for the three months ended September 30, 2016, compared to the same prior year period, and $9.5 million, or 31.5%, for the nine months ended September 30, 2016, compared to the same prior year period, due primarily to management focus on cost reduction efforts, including the reduction in the salesforce and decreased spending on digital advertising and data purchases that favorably impacted our margins. Management expects revenues to continue to decrease during the remaining three months of 2016, with an anticipated slight increase in 2017, mainly with the PDN Network and Noble Voice, and further increases in all segments in 2018 and 2019.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$3,801	$5,984	$(2,183)	(36.5%)
PDN Network	1,005	903	102	11.3%
Noble Voice	1,554	2,334	(780)	(33.4%)
Total revenues	$6,360	$9,221	$(2,861)	(31.0%)

	Nine Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$13,592	$19,516	$(5,924)	(30.4%)
PDN Network	2,472	2,642	(170)	(6.4%)
Noble Voice	4,490	7,853	(3,363)	(42.8%)
Total revenues	$20,554	$30,011	$(9,457)	(31.5%)

Membership fees and related services and products sales of $3,801,000 for the three months and $13,592,000 for the nine months ended September 30, 2016, attributable to the NAPW Network, represent a reduction of $2,183,000 and $5,924,000, respectively, from the comparable periods in 2015, or 36.5% and 30.4% respectively. The decrease is primarily the result of reductions of the NAPW sales staff resulting from the closing of our Los Angeles, CA call center and reductions in workforce at our Garden City, NY call center. We do not anticipate further reductions and expect to increase the salesforce in future periods. We also expect NAPW to have decreased revenues for the remainder of 2016 and the year ended December 31, 2017, with anticipated increases in revenues in 2018 and 2019 as a result of increased investments in product salesforce development and will, therefore, be material to the Company’s financial condition and results of operations.

During the three months ended September 30, 2016, our PDN Network generated $1,005,000 in revenue, compared to $903,000 for the same period in the prior year, an increase of $102,000, or 11.3%. The increase was mainly attributable to the PDN Recruits product that was added to our product line in December 2015 which targets a broader audience and shorter sales cycle that can generate recurring revenue on a monthly basis and resulted in approximately $92,000 in revenue for the quarter. During the nine months ended September 30, 2016, our PDN Network generated $2,472,000 in revenue compared to $2,642,000 generated in the prior year period, a decrease of $170,000 or 6.4%. For the three and nine months ended September 30, 2016, we had an increase of $102,000 and a decrease of $170,000 respectively due to the PDN Recruits revenue previously mentioned and strong activity in the third quarter of 2016 for the direct sales of our recruitment services. Included in this change was (i) a $37,000 increase and $182,000 period-over-period reduction in direct sales of our recruitment services, for the three and nine months ended September 30, 2016, respectively, which was primarily attributable to the downsizing of the PDN Network sales team and a strong renewals of contracts in the third quarter of 2016, (ii) a $5,000 and $171,000 period-over-period decline in the PDN Network Events Division revenue for the three and nine months ended September 30, 2016, respectively, as a result of a lower number of PDN Network events held in the first nine months of 2016 compared to the first nine months of 2015 due to scheduling and venue changes, and (iii) a $2,000 increase and $25,000 decrease in our e-commerce revenues for the three and nine months ended September 30, 2016, respectively, as a result of our focus on new products in 2016. Revenue from the PDN Network’s consumer advertising and marketing solutions declined $23,000 and $32,000, respectively, compared to the three and nine months ended September 30, 2015 due to changes in relationships with partner organizations.

Noble Voice generated $1,554,000 and $4,490,000 of lead generation revenue for the three months and nine months ended September 30, 2016, respectively, compared to $2,334,000 and $7,853,000, respectively, for the same periods in 2015, representing a decrease of 33.4% and 42.8%. The decrease in revenue was the result of continuing compression in the markets served by Noble Voice and the closure of our Detroit, MI call center in February 2016 and the related reduction in the salesforce. Our efforts are focused on capturing additional market share through increased sales to our existing customer base and internal efforts to add new customers. Our Detroit sales efforts were transitioned to a smaller workforce of independent contractors that work from their homes. We have capacity at our Darien, IL call center to significantly grow our sales team without incurring additional rental costs. We have also added Noble Voice sales representatives in our Chicago office, without adding additional floor space, in order to attract employees from a larger geographic territory.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenues	$745	$1,464	$(719)	(49.1%)
Sales and marketing	3,064	5,132	(2,068)	(40.3%)
General and administrative	3,011	3,748	(737)	(19.7%)
Impairment expense	-	26,744	(26,744)	(100.0%)
Depreciation and amortization	820	926	(106)	(11.4%)
Loss on sale of property and equipment	-	33	(33)	(100.0%)
Total costs and expenses	$7,640	$38,047	$(30,407)	(79.9%)

	Nine Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenues	$2,434	$4,647	$(2,213)	(47.6%)
Sales and marketing	10,314	17,227	(6,913)	(40.1%)
General and administrative	9,428	11,594	(2,166)	(18.7%)
Impairment expense	-	26,744	(26,744)	(100.0%)
Depreciation and amortization	2,498	2,731	(233)	8.5%)
Gain on sale of property and equipment	-	33	(33)	(100.0%)
Total costs and expenses	$24,674	$62,976	$(38,303)	(60.8%)

Total costs and expenses decreased significantly in the three and nine months ended September 30, 2016 to $7,640,000 and $24,674,000, respectively, compared to $38,047,000 and $62,976,000 for the three and nine months ended September 30, 2015, respectively. This decrease of 79.9% and 60.8%, respectively, is primarily the result of an impairment expense of $26,744,000 taken in September 2015 that was not necessary for the nine months ended September 30, 2016, combined with management focus on cost reduction including the closure of operating facilities at NAPW and Noble Voice, reduced spending on digital advertising and direct mail and reductions in force across all divisions.

Operating Expenses

Cost of revenues: Cost of revenues during the three and nine months ended September 30, 2016 were $745,000 and $2,434,000, respectively, a decrease of $719,000, or 49.1%, and $2,213,000, or 47.6%, respectively, from $1,464,000 and $4,647,000, respectively, for the three and nine months ended September 30, 2015. The decrease was mainly due to (i) a period-over-period reduction of $533,000 and $1,678,000 during the three and nine months ended September 30, 2016, respectively, of expenditures on data to generate call traffic at our Noble Voice division as a result of reduced volume and increased efficiencies in purchasing data, (ii) a $40,000 and $188,000 decrease in the cost of technology delivery services by PDN Network for the three and nine months ended September 30, 2016, respectively, resulting from the improvements gained by renegotiating vendor contracts and reduced volume of recruitment services sales, (iii) a $78,000 and $234,000 period-over-period reduction of costs of products and membership services from NAPW Network for the three and nine months ended September 30, 2016, (iv) a decrease of $26,000 and $73,000 of direct costs incurred in connection with our Events Division during the three and nine months ended September 30, 2016, respectively, as a result of differences in scheduling and operating the events. Cost of revenues related to revenue sharing with our partner organizations decreased $38,000 and $36,000 respectively for the three and nine months ended September 30,2016  consistent with decreases in our consumer advertising revenues for the same quarterly and year to date periods.

Sales and marketing expense: Sales and marketing expense for the three and nine months ended September 30, 2016 was $3,064,000 and $10,314,000, respectively, a decrease of 2,068,000, or 40.3%, and $6,913,000, or 40.1%, respectively, from $5,132,000 and $17,227,000 for the three and nine months ended September 30, 2015. The decrease was primarily the result of 49.6%, 17.6% and 39.3% year over year reductions in the salesforces at NAPW Network, PDN Network and Noble Voice, respectively, in an effort to improve efficiency and a reduction in the volume of digital advertising and direct mail to match the capacity of the reduced salesforce. We expect our sales and marketing costs to increase in the future, particularly in NAPW Network, as we reinvest in our business.

General and administrative expense: General and administrative expenses decreased by $737,000 and $2,166,000, or 19.7% and 18.7%, to $3,011,000 and $9,428,000 for the three and nine months ended September 30, 2016, respectively. The decrease was primarily due to (i) a $510,000 and $1,301,000 decrease in wages and benefits during the three and nine month ended September 30, 2016, respectively, due to decreases in the number of administrative personnel at NAPW Network, (ii) a $135,000 and $106,000 decrease during the three and nine month ended September 30, 2016, respectively, related to the closing the Los Angeles, CA office, which includes a gain on the lease cancellation of $424,000 recognized during the three months ended September 30, 2016, partially offset by an increase in costs related to a $500,000 settlement of a class action lawsuit as disclosed below in the discussion of Legal Proceedings; and (iii) decreases of $102,000 and $413,000 at Noble Voice and an increase of $7,000 and decrease of $108,000 at PDN Network during the three and nine months ended September 30, 2016, primarily due to reductions in administrative personnel and supervisors and aggressive vendor management and contract renegotiation partially offset by fees and expenses incurred related to the administration of our Master Credit facility during the quarter ended September 30, 2016. We expect general and administrative expenses to increase during the fourth quarter of 2016, mainly as a result of transaction expenses related to the Purchase Agreement with CFL discussed above.

Impairment expense: As a result of the recurring operating losses incurred in NAPW Network since its acquisition in September 2014, management undertook a review of the carrying amount of its goodwill as of September 30, 2015. We performed our review based on both qualitative and quantitative factors and determined that carrying value of NAPW’s goodwill exceeding its implied fair value at September 30, 2015. Accordingly, we recorded a goodwill impairment charge of $26,744,000 during the three and nine months ended September 30, 2015. We performed another review on both qualitative and quantitative factors as of September 30, 2016. As a result of that analysis we determined that the carrying value of NAPW’s goodwill fairly stated its implied fair value and no further impairment was necessary.

Depreciation and amortization expense: Depreciation and amortization expense for the three and nine months ended September 30, 2016 was $820,000 and $2,498,000, respectively, compared to $926,000 and $2,731,000 for the three and nine months ended September 30, 2015, a decrease of $106,000, or 11.4%, and $233,000, or 8.5%, respectively. The decrease included (i) a $60,000 and $152,000, respectively reduction in amortization expense, resulting from the amortization of the capitalized technology costs from the PDN Network and (ii) a decrease of $48,000 and $87,000, respectively of depreciation expense related primarily to the closure of the NAPW Los Angeles, CA office including the related writedown of the Leasehold Improvements and furniture and fixtures from that office which was partially offset by depreciation increases of $14,000 and $35,000 from fixed asset additions, primarily furniture and fixtures and intangibles at Noble Voice for increased capacity at the Darien, IL call center.

Other Income (Expenses)

	Three Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$(216)	$(7)	$(209)	2985.7%

	Nine Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$(216)	$(59)	$(157)	266.1%

Interest expense resulting from our Master Credit Facility, which primarily includes cash interest expense and non-cash amortization of debt issue costs, during the three and nine months ended September 30, 2016 was $216,000. Interest expense for the three and nine months ended September 30, 2015 was $9,000 and $84,000, respectively and was the result of the amortization of accrued interest on purchased investment securities. In addition, for the three and six months ended June 30, 2015, we recognized interest income of $2,000 and $26,000, respectively from interest earned on our short-term investments of cash in excess of our current needs for operating capital. Interest earned on investments during the first nine months of 2016 was negligible.

Change in Fair Value of Warrant Liability

	Three Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$(401)	$2	$(403)	(201.5%)

	Nine Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$(401)	$94	$(495)	(527%)

The change in the fair value of the warrant liability is related to (i) the common stock purchase warrants issued to the White Winston on June 30, 2016 and (ii) the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. We recorded a non-cash expense of $401,000 during the three and nine months ended September 30, 2016 related to the warrants issued to White Winston. There was no change in the fair value of warrant liability during the three and nine months ended September 30 2016 related to the warrants issued to underwriters. We recorded a non-cash gain of $2,000 and $94,000 during the three and nine months ended September 30, 2015, respectively, related to changes in the fair value of our warrant liability. The change in the fair value of our warrant liability was primarily the result of changes in our stock price.

Income Tax Expense (Benefit)

	Three Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$(624)	$2,976	$(3,600)	(121.0)%

	Nine Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$(1,218)	$1,509	$(2,727)	(180.7)%

The effective income tax rate for the three and nine months ended September 30, 2016 was 32.9% and 25.7%, respectively, resulting in income tax benefits of $624,000 and $1,218,000, respectively. The effective income tax rate for the three and nine months ended September 30, 2015 was (10.3)% and (4.6)%, respectively, resulting in income tax of $2,976,000 and $1,509,000, respectively. The majority of the difference in the effective income tax rate was due to the initial valuation allowance we took against our deferred tax assets in the third quarter of 2015 and have recorded a valuation allowance each subsequent quarter. We did not record an allowance in the first or second quarters of 2015. The remaining difference in the effective tax rates for the first nine months of 2016 compared to the first nine months of 2015 was due primarily to the accrual of the non-recurring legal settlements of $500,000 through the second quarter of 2016 and a year over year reduction in the net operating losses of our businesses. During the three months ended September 30, 2016 and 2015, the Company recorded a valuation allowance of $458,000 and $4,106,000, respectively, and during the nine months ended September 30, 2016 and 2015, the Company recorded a valuation allowance of $832,000 and $4,106,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that we will not realize the deferred income tax asset balances and therefore, initially recorded a valuation allowance as of September 30, 2015. Management has again evaluated the deferred tax asset for the nine months ended September 30, 2016 and has determined a full valuation allowance continues to be applicable.

Net loss

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(604)	$(28,539)	$27,935	(97.9%)
PDN Network	(513)	(2,858)	2,345	(82.1%)
Noble Voice	(156)	(410)	254	(62.0%)
Consolidated Net Loss	$(1,273)	$(31,807)	$30,534	(96.0%)

	Nine Months Ended
	September 30,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(1,616)	$(30,146)	$28,530	(94.6%)
PDN Network	(1,083)	(3,588)	2,505	(69.8%)
Noble Voice	(820)	(704)	(116)	16.5%
Consolidated Net Loss	$(3,519)	$(34,438)	$30,919	(89.8%)

As the result of the factors discussed above, during the three and nine months ended September 30, 2016 we incurred $1,273,000 and $3,519,000 of net losses, respectively, a decrease of 96.0% and 89.8% from net losses for the three and nine months ended September 30, 2015. The changes were primarily attributable to a goodwill impairment charge of $26,744,000 taken on September 30, 2015 against NAPW and reduced operating losses at NAPW Network, PDN Network and Noble Voice. The loss at NAPW Network for the nine months ended September 30, 2016 included a non-recurring expense of $500,000 related to the settlement of a lawsuit, offset by a $424,000 gain on the lease cancellation of our former Los Angeles, California NAPW office. The Company also recorded $624,000 and $1,218,000 of income tax benefits for the three and nine months ended September 30, 2016, respectively, compared to income tax expenses of $2,976,000 and $1,509,000 respectively for the same periods one year prior based on a reduced loss before income taxes and an initial allowance recorded against deferred tax assets on September 30, 2015. We anticipate to continue to have net losses for the foreseeable future, as we utilize our efforts and resources to re-invest in the Company and its business plan.

During the three and nine months ended September 30, 2016, we incurred a net loss of $604,000 and $1,616,000, respectively, attributable to the NAPW Network, compared to $28,539,000 and $30,146,000 for the prior year periods. This decrease in net loss was primarily attributable to a goodwill impairment charge of $-0- for the three and nine months ended September 30, 2016, compared to $26,744,000 for the same prior year periods, gain from the lease cancellation, the closing of NAPW Network office facilities during the year ended December 31, 2015 and the reductions in force and reduced spending on digital advertising, partially offset by a decrease in recognized revenue and the $500,000 of lawsuit settlements.

During the three and nine months ended September 30, 2016, we incurred $513,000 and $1,083,000 of net losses, respectively, attributable to the PDN Network, a decrease of $2,345,000 and $2,505,000, compared to the net losses incurred for the three and nine months ended September 30, 2015. This decrease in net loss is primarily attributable to reductions in staffing levels in our sales, marketing and general and administrative teams combined with increased revenue generated by our PDN Recruits product introduced in December 2015.

During the three and nine months ended September 30, 2016, we recognized a net loss of $156,000 and $820,000, respectively, attributable to the Noble Voice division, compared to net losses of $410,000 and $703,000 for the three and nine months ended September 30, 2015. The decrease in net losses for the three months and increases in losses for the nine months ended September 30, 2016, compared to the same prior year periods were primarily due to a decline in revenues of $780,000 and $3,363,000 for the same corresponding year-over-year periods, which were partially offset by reductions in costs of sales and service and sales and marketing costs largely due to efficiencies made in the purchase of data the Company uses to drive internet traffic and corresponding reductions to the salesforce.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2016 and December 31, 2015, respectively, and is intended to supplement the more detailed discussion that follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$516	$2,071
Short-term investments	$-	$500
Working capital (deficiency)	$(10,597)	$(9,199)

Our principal sources of liquidity are our cash and cash equivalents and the net proceeds from the recent issuance of Common Stock to CFL. During the third quarter of 2016, our principal sources of liquidity also included the proceeds from the Master Credit Facility with White Winston, which was terminated on November 7, 2016 as discussed in more detail below.

As of September 30, 2016 and December 31, 2015 we had working capital deficiencies of approximately $10,597,000 and $9,199,000 respectively. We had an accumulated deficit of approximately $46,869,000 at September 30, 2016. During the nine months ended September 30, 2016, we generated a net loss of approximately $3,519,000, used cash in operations of approximately $2,489,000, and we expect that we will continue to generate operating losses for the foreseeable future.

On November 7, 2016, we consummated the issuance and sale of 1,777,417 shares of Common Stock, to CFL, at a price of $9.60 per share (giving effect to the Reverse Split), pursuant to the terms of the Purchase Agreement with CFL. We received total gross proceeds of approximately $17.1 million from the Share Issuance, or $14.1 million after giving effect to the payment for 312,500 shares of Common Stock tendered and not withdrawn in the Tender Offer. We received approximately $9.0 million in net proceeds from the Share Issuance, after repayment of outstanding indebtedness and the payment of transaction-related expenses at the closing.

On November 7, 2016, in connection with the closing of the Share Issuance, we (i) repaid in full all amounts owed under the Master Credit Facility, and (ii) terminated the Master Credit Facility and related agreements between the Company and White Winston, including the Board Representation Agreement, dated as of June 30, 2016.  All security interests created under the Master Credit Facility were released upon repayment of the amounts under and termination of the Master Credit Facility.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the next twelve months. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$(2,489)	$(4,207)
Investing activities	694	3,910
Financing activities	239	2,658
Net increase (decrease) in cash and cash equivalents	$(1,556)	$2,361

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $2,489,000. We had a net loss of $3,519,000 during the nine months ended September 30, 2016, a deferred tax benefit of $1,218,000 and a gain on lease cancellation of $424,000, which were partially offset by non-cash depreciation and amortization of $2,498,000, an increase in the fair value of warrant liabilities of $401,000, stock-based compensation expense of $218,000 and deferred financing cost amortization of $157,000. Changes in operating assets and liabilities used $601,000 of cash during the nine months ended September 30, 2016, consisting primarily of decreases in deferred revenue and increased prepaid expenses partially offset by increases in accrued expenses.

Net cash used in operating activities for the nine months ended September 30, 2015 was $4,207,000. We had a net loss of $34,438,000 during the nine months ended September 30, 2015, which was offset by non-cash depreciation and amortization of $2,731,000, impairment expense of $26,744,000, stock-based compensation expense of $351,000, a decrease in the fair value of warrant liabilities of $94,000, the amortization of premiums paid on short-term investments of $77,000, a loss on the sale of property and equipment of $33,000, the amortization of debt discount related to the Promissory Note of $8,000 and a deferred tax benefit of $1,509,000. Changes in operating assets and liabilities used $1,127,000 of cash during the nine months ended September 30, 2015.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2016 was $694,000, consisting of $500,000 of proceeds from the maturities of short-term investments and $194,000 of returned security deposits.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 was $239,000, consisting of $1,943,000 of proceeds drawn on our Master Credit Facility, partially offset by $488,000 of costs related to securing that facility, payment of $1,049,000 of costs related to the CFL Transaction and $166,000 due to the increase in the merchant reserve for NAPW Network.

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

Master Credit Facility

On November 7, 2016, in connection with the closing of the Share Issuance, we (i) repaid in full all amounts owed under the Master Credit Facility and (ii) terminated the Master Credit Facility and related agreements between the Company and White Winston, including the Board Representation Agreement, dated as of June 30, 2016.  All security interests created under the Master Credit Facility were released upon repayment of the amounts under and termination of the Master Credit Facility.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our beliefs regarding our ability to create enhanced value for our members and customers;
•	our beliefs regarding the relation between the number of members or registered users and our revenues;
•	our expectations regarding future changes in our salesforce;
•	the anticipated effect of the Detroit office closure on the overhead costs and supervision;
•	our expectations regarding the changes in revenues in 2016, 2017, 2018 and 2019;

•	our expectations regarding future increases in sales and marketing costs and general and administrative expenses; and
•	our beliefs regarding our liquidity requirements, the availability of cash and capital resources to fund our business in the future and intended use of liquidity.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to realize the anticipated benefits from the transaction with CFL;
•	failure to realize synergies and other financial benefits from mergers and acquisitions within expected time frames, including increases in expected costs or difficulties related to integration of merger and acquisition partners;
•	inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses;
•	our history of operating losses;
•	we may not be able to reverse the significant decline in our revenues;
•	our limited operating history in a new and unproven market;
•	increasing competition in the market for online professional networks;
•	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
•	our ability to adapt to changing technologies and social trends and preferences;
•	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
•	our ability to obtain and maintain protection for our intellectual property;
•	any future litigation regarding our business, including intellectual property claims;
•	general and economic business conditions; and
•	legal and regulatory developments.

The foregoing list of important factors may not include all such factors.  You should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company.  Please refer to Part I. Item 1A., “Risk Factors,” of this Quarterly Report and to  Part I. Item 1A., “Risk Factors,” of our 2015 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow.  You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement.  Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2016, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation and because of the material weaknesses related to our internal controls as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2016, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the fiscal year ended December 31, 2015.  Specifically, we continued implementing new policies to more fully segregate incompatible duties and enhance the overall internal control structure.  There have been no other changes in our internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to an action captioned LinkedIn Corp. v. NAPW, Inc. and Professional Diversity Network, Inc., No. 16-CV-299784 (Santa Clara Superior Ct.). The lawsuit was filed on September 12, 2016. LinkedIn Corp. (“LinkedIn”), the plaintiff, seeks payment of outstanding amounts it claims are owed under a marketing agreement between LinkedIn and NAPW, Inc. The Company has prepared but has not yet filed a counterclaim. LinkedIn has agreed to postpone the deadline for the Company to file a responsive pleading to January 5, 2017. The parties have also agreed to mediate their respective claims, with a mediation currently scheduled for December 20, 2016. The case is in its preliminary stages and it is uncertain whether or not its outcome is likely to have a material impact on the Company’s financial position.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action alleging violations of various California Labor Code (wage & hour) sections.  The plaintiffs seek unspecified damages. The complaint was filed in December 2015 and the Company has answered.  On April 28, 2016, the parties entered into a mutual settlement agreement and release, on behalf of all putative class participants, in the amount of $500,000. Such amount is recorded in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2016. The parties’ agreement and its amount are subject to Court and state agency approval. The Company has been notified that the Court will hold a hearing to consider final approval on November 28, 2016. The Company anticipates that, if the global settlement is approved, it will have to fund in late Fourth Quarter of 2016 or early First Quarter of 2017.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to an administrative action before the National Labor Relations Board captioned as In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904 (NLRB), alleging violations of the National Labor Relations Act, where employee was allegedly terminated for asserting “union organizing” rights. The complaint was filed on September 21, 2015.  While the Company disputes that any rights were impacted, the NLRB has issued its preliminary order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies. The Company is currently working with the agency to comply with the NLRB order.  The Company does not anticipate that its outcome will have a material impact on the Company’s financial position.

The Company is a party to an administrative action before the Equal Employment Opportunity Commission captioned as Paul Sutcliffe v. Professional Diversity Network, Inc., No. 533-2016-00033 (EEOC), alleging violations of Title VII and the Age Discrimination in Employment Act, where employee was allegedly terminated due to his race (Caucasian) and his age (over 40). The complaint was filed on August 4, 2016.  The EEOC has issued a preliminary finding, that the Company discriminated against the complainant.  The Company is currently weighing its appellate options, but does not anticipate that this case will have a material impact on the Company’s financial position.

On November 4, 2016, we entered into a Confidential Settlement and Mutual Release of All Claims (the “Release”) with Matthew B. Proman (“Proman”), pursuant to which we agreed among other things that (i) the we would pay to Proman $300,000 at the closing of the Share Issuance, (ii) the Separation Agreement and Mutual Release of All Claims, dated July 16, 2015 between Proman and PDN (the “Separation Agreement”) would be terminated as of November 4, 2016, and (iii) the Seller Promissory Note in the principal amount of $445,000 dated September 24, 2014 in favor of Proman (the “Promissory Note”) would be terminated as of November 4, 2016.  We have also agreed that notwithstanding the termination of the Separation Agreement pursuant to the Release, Proman’s co-sale right would be preserved and he would continue to hold the options and warrants he held as of November 4, 2016.  On November 7, 2016, the Company paid Proman $300,000 pursuant to the Release.

ITEM 1A.	RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2015 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 15, 2016.

The proceeds from the Share Issuance may not be sufficient to implement our productivity improvement initiatives.

We received net proceeds of approximately $9.0 million from the Share Issuance after giving effect to the payment for 312,500 shares of Common Stock tendered and not withdrawn in the Tender Offer, repayment of outstanding indebtedness and the payment of transaction-related expenses at the closing. We expect to use the net proceeds for general corporate and working capital purposes including to implement the productivity improvement initiatives that we have identified as key to our ability to deliver profitable growth over the long term.  We cannot be certain that the proceeds from the Share Issuance will be sufficient to implement all or any of the initiatives or that these initiatives will improve our short and long-term business performance or prospects. In the event that we cannot implement these initiatives or that these initiatives are not successful, we could again face liquidity and going concern issues, which could result in your losing your entire investment in the Company.

The Company is controlled by CFL, and CFL’s interests may differ from the interests of our other stockholders.

CFL beneficially owns 51% of our outstanding shares of Common Stock on a fully diluted basis.  Five out of nine members of our Board of Directors are nominated by CFL. CFL may not exercise its rights as our controlling stockholder in a manner consistent with the interests of our other stockholders. By virtue of its ownership of a majority of our Common Stock and the power to designate the majority of our Board of Directors, CFL is in a position to influence the Company’s actions for its own benefit.

Public sales of a substantial number of shares of our Common Stock by CFL could cause our stock price to fall.

CFL beneficially owns 51% of our outstanding shares of Common Stock on a fully diluted basis.  Pursuant to the Stockholders’ Agreement, dated November 7, 2016, by and among  the Company, CFL and CFL shareholders, CFL, CFL shareholders and their respective controlled affiliates (collectively, the “CFL Group”) are subject to a one-year lock-up with respect to all shares of Common Stock owned by members of the CFL Group, subject to certain exceptions.  However, after the one-year period, it may generally sell its shares in the public markets, subject to applicable securities laws.  Furthermore, we have granted CFL and the CFL shareholders certain registration rights that provide them the ability to register for resale, from time to time and in accordance with the terms of the registration rights agreement, all shares of Common Stock owned by members of the CFL Group, subject to certain exceptions.  Sales of a substantial number of shares of our Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Common Stock and could have a material adverse effect on the trading price of our Common Stock.

Because we have a majority stockholder, our public float is more limited which could impact your ability to sell your shares and could result in increased volatility in our stock price.

CFL beneficially owns 51% of the outstanding shares of our Common Stock.  As a result, the trading volume of our Common Stock could be more limited than if our shares were more-widely held.  In addition, because we are a relatively small company, the range of investors willing to invest in our shares may be relatively limited. As a result of these factors, it may be more difficult for you to sell your shares of Common Stock at a time and price that you deem appropriate, and could increase the volatility of our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our current report on Form 8-K filed on August 15, 2016, we did not sell any equity securities in transactions that were not registered under the Securities Act of 1933 during the three months ended September 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.2
Stock Purchase Agreement, dated as of August 12, 2016, by and between the Company and Cosmic Forward Limited, including as Exhibit A the form of Stockholders’ Agreement (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed on August 15, 2016).

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through October 17, 2016.

3.2
Second Amended and Restated Bylaws of Professional Diversity Network, Inc., dated November 7, 2016 (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K filed on November 8, 2016).

4.9
Stockholders’ Agreement, dated as of November 7, 2016, by and among the Company, CFL, Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Nan Kou (incorporated herein by reference to Exhibit 4.9 to Current Report on Form 8-K filed on November 8, 2016).

10.29	Employment Agreement between the Company and Katherine Butkevich, dated September 30, 2016 (incorporated herein by reference to Exhibit 10.29 to Current Report on Form 8-K filed on October 4, 2016).

10.30	Confidential Settlement and Mutual Release of All Claims, dated November 4, 2016 by and between the Company and Matthew B. Proman.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: November 14, 2016	By:		/s/ David Mecklenburger
		Name:	David Mecklenburger
		Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through October 17, 2016.

10.30	Confidential Settlement and Mutual Release of All Claims, dated November 4, 2016 by and between the Company and Matthew B. Proman.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document