Form 10-K
period 2016-12-31
Professional Diversity Network, Inc.
filed 2017-03-31
CIK 1546296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————————
Form 10-K

———————————
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

Commission file number:  001-35824

———————————

Professional Diversity Network, Inc.

(Exact name of Registrant as Specified in Its Charter)

———————————

Delaware (State or Other Jurisdiction of Incorporation or Organization)	80-0900177 (I.R.S. Employer Identification No.)

801 W. Adams Street, Suite 600 Chicago, Illinois (Address of Principal Executive Offices)	60607 (Zip Code)
(312) 614-0950
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

———————————

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
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,969,000 (based on a price per share of $3.20, the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 3,934,616 shares outstanding of the registrant’s common stock as of March 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2017 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2016, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K
 FOR THE YEAR ENDED DECEMBER 31, 2016

PROFESSIONAL DIVERSITY NETWORK, INC.

PART I

Unless we specify otherwise, all references in this annual report on Form 10-K (the “Annual Report”) to the “Company,” “we,” “our,” and “us” refer to Professional Diversity Network, Inc. and its consolidated subsidiaries. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business.  Our actual results will likely differ materially from those contained in the forward-looking statements.  Please read “Special Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements used in this Annual Report.

ITEM 1 - BUSINESS

Overview

The Company is a dynamic operator of professional networks with a focus on diversity.  We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification.  We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian‑Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBT).  Our goal is (i) to assist our registered users and members in their efforts to connect with like-minded individuals, identify career opportunities within the network and (ii) connect members with prospective employers while helping the employers address their workforce diversity needs.  We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and clients.

On November 7, 2016, we consummated the issuance and sale of 1,777,417 shares of our common stock, par value $0.01 per share, to Cosmic Forward Limited (“CFL”), a Republic of Seychelles company wholly-owned by four Chinese investors.  In connection with that transaction, CFL shareholder Maoji (“Michael”) Wang was appointed as Chief Executive Officer and a Director of the Company, and CFL shareholder Jingbo Song was appointed as a Director of the Company serving as the Company’s Co-Chairman of the Board.  On December 1, 2016 our Board of Directors (“Board”) authorized the proper officers of the Company to take all action required to create subsidiaries in both Hong Kong and China in order to facilitate expansion of the Company’s business into China.  In January of 2017, the Company established two Hong Kong subsidiaries and in March of 2017 the Company established its China subsidiary.  We are currently executing our strategic plan to build in China entirely new networking, training and education businesses.  We believe that coupling the Company’s expertise in networking and careers with the CFL owners’ expertise in the China market will provide us with an opportunity for success with our overseas expansion.

Our Strategy

The CFL investors believe that Professional Diversity Network is an excellent platform to create value. The Company’s immediate efforts to leverage PDN’s assets to maximize profitability have begun with refining operations and enhancing sales in order to transform the Company from historical losses to future profits. At the same time management is enhancing the existing PDN businesses, the Company is simultaneously developing business plans and strategies for its future expansion into the Chinese Market.

Our strategy is diverse. First, to refine the operations within the United States to be more efficient, increase revenues in a profitable manner and launch new products and services. Second, we intend to expand PDN’s women’s networking business into China. We believe the significant and rapid economic development in China means there are millions of potential members for our women’s networking platform within China.

We plan on beginning women’s networking and education and training services within China in 2017. Operations in China have commenced beginning with our education and training services as of March 25, 2017 when we held our inaugural event in Guangzhou, China with over 2,000 participants in educational seminar. The Company plans to offer more events similar to the March 25, 2017 event, in major market cities in China.

Our strategy encompasses the following key elements:

•	Grow and diversify our member and client base;
•	Maximize revenue through synergies among the segments;
•	Launch new products and services;
•	Streamline infrastructure to capture efficiency; and
•	Consolidate the online diversity recruitment market and seek to maximize shareholder value through strategic acquisitions and organic growth.

Industry Overview

Ninety-four companies in the Fortune 100 feature diversity hiring on their online career centers.  The online diversity recruitment market is highly fragmented and is characterized by the following trends:

•
Acceptance and Growth of Online Recruitment and Advertisement.  Businesses now recognize and strive to take advantage of the socialization of the Internet for recruitment and for brand management, marketing and advertising.  Results of the Jobvite Recruiter Nation Survey 2015, by Jobvite, Inc., an online professional network, indicate that 92% of recruiters use online social networking tools for recruitment and 56% have successfully hired through an online social networking website.  The market for advertising on online social networks in the United States is also expected to continue to grow rapidly.  According to Statista Inc., a leading online statistics company, the advertising revenue of social networks worldwide amounted to $25.1 billion in 2015 and is projected to grow to $41 billion by 2017.

•
Regulatory Environment Favorable to Promoting Diversity in the Workplace.  In August of 2011, President Obama signed Executive Order 13583 to establish a coordinated government-wide initiative to promote diversity and inclusion in the federal workforce.  This Executive Order requires companies considering contracting with the federal government to be prepared to demonstrate the diversity of their workforce.  Certain companies that have federal contracts are subject to this Executive Order.  In the public sector, the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandated that each of the eight U.S. financial agencies, including the Department of the Treasury, the Securities and Exchange Commission, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, and twelve Federal Reserve banks create Offices of Minority and Women Inclusion (“OMWI”) to be responsible for all agency matters relating to diversity in management, employment and business activities.  The OMWI monitor diversity within their ranks as well as within the pool of contractors who provide goods and services to the government.

•
Growing Ethnic Diversity of the U.S. Population and Labor Force.  Multicultural groups are the fastest growing segment of the U.S. population.  Hispanics, African-Americans, Asian-Americans, and all other multicultural groups were estimated by the U.S. Census Bureau to make up 38% of the U.S. population in 2014, with census projections showing that multicultural populations will become a numeric majority by 2044.  According to the U.S. Census Bureau, 2014 National Projections, the multicultural population is expected to increase 95% between 2014 and 2060.  In sheer numbers, Hispanic-Americans are expected to experience the most growth among diversity groups, growing from 17% of the total population in 2014 to 29% by 2060.  African-American population is expected to increase from 14% in 2014 to 18% in 2060, and Asian-American population from 6% in 2014 to 12% in 2060.  Not surprisingly, diversity recruitment is increasingly becoming a common, if not standard, business practice by major employers.  According to the Current Population Survey conducted by the Bureau of Census for the Bureau of Labor Statistics, of the 2015 annual average of approximately 149 million employees nationwide, approximately 47% were women and approximately 34% were Hispanic, African American or Asian American.  According to a job report on private sector hiring published by the U.S. Equal Employment Opportunity Commission in July 2015, the percentage of minority employment in the U.S. compared to overall employment grew from 11% in 1966 to 37% in 2014.  In the U.S., Hispanic-Americans had the fastest growth rate in the U.S. private sector, with employment of Hispanic-Americans increasing from 2.5% to 13.9% between 1966 and 2013.  The share of the labor force that is Hispanic-American is projected to increase from 16.3% in 2014 to 19.8% in 2024, according to the Bureau of Labor Statistics.

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

•
China – Demand for Our Services.  Over the past two decades the Chinese economy has experienced sustained, hyper growth.  The female population in China currently exceeds 675 million women, and women control approximately 38% of business activities and 50% of business revenue. Our Chinese officers and directors believe that China therefore presents a high demand economy for our core services – professional networking for women and career services for job seekers and employers.

Our Solutions

We currently operate in three business segments:  (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups, (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization, and (iii) Noble Voice operations (“Noble Voice”), a career consultation and lead generation service.  In 2016, our PDN Network, NAPW Network and Noble Voice businesses represented 12.0%, 64.2% and 23.8% of our revenues, respectively.

For financial information about our operating segments please see Note 17 of our Consolidated Financial Statements included in this Annual Report.

NAPW Network

The NAPW Network is a professional networking organization for women, with approximately 918,000 paid and unpaid members as of December 31, 2016.  We use the term “member” to describe a consumer who has viewed our marketing material, opted into membership with the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator.  We believe NAPW Network is the most prominent women-only professional networking organization in the United States.  Members of the NAPW Network enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments.

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

NAPW eChapter.  NAPW operates a series of virtual national chapter meetings, hosted by Star Jones, President of NAPW, and Louise Newsome, National Director of Local Chapters. The events are held online bi-weekly, and include presentations by Ms. Jones, and a panel discussion including NAPW VIP members on topics focused on inspiring professional women to tackle and overcome challenges encountered in their careers and businesses. Topics are aligned with NAPW’s content strategy and include discussions on finding and igniting your passion, turning passion into opportunity, building confidence and professional growth through taking on new challenges. The on-line events also include the opportunity for members to network with other participants in the live chat room.  The event attracts approximately 1,000 registrants and 300-350 participants.  We define registrants as those who enroll in an eChapter meeting but for some reason fail to attend, and participants as those who both enroll and attend.  We track registrants, though they do not attend, because they are an indicator of our marketing reach and membership engagement.

NAPW eCoaching.  NAPW also operates a bi-weekly virtual coaching event, where VIP members who are personal and professional coaches provide participants with insight and tips on how to overcome career and business challenges. Hosted by Louise Newsome, NAPW’s National Director of Local Chapters, our unique virtual coaching platform connects our members with professional life and career coaches from within the NAPW membership base. Through this event, members gain insight, guidance and inspiration to help them maximize their personal and professional potential. Topics include the Power of Intentionality - Turning Good Intentions Into Actions, The Power of Authentic Communication, and Confident Steps To Create a Thriving Life. The on-line events also include the opportunity for members to network with other participants in the live chat room.  The event attracts approximately 800 - 1,000 registrants and 250 - 300 participants. We define registrants as those who enroll in an eCoaching session but for some reason fail to attend, and participants as those who both enroll and attend.  We track registrants, though they do not attend, because they are an indicator of our marketing reach and membership engagement.

Professional Identity Management.  Through the NAPW Network website, NAPW Network members are able to create, manage and share their professional identity online and promote themselves and their businesses.  NAPW Network members can also promote their career achievements and their businesses through placement on the NAPW Network website’s home page, in proprietary press releases, in the online Member Marketplace and in monthly newsletter publications.  In addition, the PDN Network provides members with direct access to employers seeking to hire professional women at a high level of connectivity and efficiency.  Our synergies enable us to match members with our employment partners and then converse with the member to confirm such member’s desire to take the position to which we matched them, confirm that member is qualified for the position and directly notify the employer about a member that we have qualified and confirmed has competed an application within the employer’s recruitment system.  Our PDN Network provides alternative values to NAPW Network members who are employed or are seeking employment, including, but not limited to, our patented resume optimizing service (Resunate), our semantic search job alerts and a new professional networking platform based upon PDN Network’s core networking technology.  For those members who are self-employed, PDN Network expects to re-launch in 2017 a “NAPW Certified Women-Owned Business” program that includes an online marketplace for companies to source services from an NAPW Certified Women-Owned Business.

Networking Events.  Historically, NAPW Network’s offline networking opportunities included monthly local chapter events and a large National Networking Conference NAPW.  In 2016, we held 27 Career Networking Conferences, including NAPW’s eleven-city Power Networking Event series.  We also held six online career fairs for members of the PDN affinities and their spouses.  We expect to continue to leverage the existing PDN Network events platform to host NAPW networking events in major markets around the nation.  Because PDN Network networking career events are already being conducted we have the ability to add an additional event for NAPW at the same venue, one hour after the PDN Network event ends, at a substantially lower cost compared to hosting a stand-alone NAPW event.  Employers who sponsor the PDN Network career networking events will have the opportunity to participate in the NAPW event and meet with members to discuss employment opportunities in what we believe is an inviting and upscale networking environment.  We believe that providing the opportunity for NAPW Registered Users to meet, outside of the monthly local chapter events and the single national event, will add value to all NAPW Registered Users through allowing them to attend any or all of our PDN Network events.  Non‑members may also attend, subject to certain restrictions.

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

As of December 31, 2016, the Company had approximately 9,201,000 registered users.  We use the term “registered user” to describe a consumer who has affirmatively visited one of our properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs, and to sell them ancillary products and services.  We expect that continued registered user growth of the PDN Network will enable us to further develop our list of online professional diversity networking and career placement solutions.  We currently provide access to our PDN Network websites to registered users at no cost.  The Company is exploring various partnerships with other service providers to increase their offerings to both job seekers and employers.  Our goal is to use an asset light approach to provide quality products and services, to increase our value to those we serve and drive additional capital without significant capital investments.  For example, we recently announced our partnership with Diverst, the leading provider of Diversity & Inclusion software.  Leveraging our existing assets through relationships with other technology firms such as Diverst allows us to grow our relationships with employers without investing in sophisticated, proprietary resources.

Additionally, in 2017 we intend to introduce a premium paid membership across the PDN Network, similar to the premium paid membership currently offered by the NAPW Network.

We offer to large and medium employers seeking to diversify their employment ranks, and to third party recruiters (i) real-time solutions that deliver diverse talent, (ii) advertising and promotion of their job opportunities to our networks of diverse professionals and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”), including those of state and local governments.  Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values.  We use sophisticated technology to deliver recruitment advertising using internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites.  As of December 31, 2016, we had over 1190 companies utilizing our products and services.

Networking Events.  In addition to online networking, our registered users can participate in a number of local and national events held across the United States, including monthly NAPW local chapter meetings, business expos, charitable events and other events developed specifically to facilitate face-to-face networking with other professionals.  In 2016, we held over 20 Career Networking Conferences, including NAPW’s three-city National Networking Summit Series and two online career fairs for veterans and their spouses.  We schedule NAPW Network events after PDN Career Networking Conferences in order to create opportunities for employers participating in the PDN Network events to receive exposure to more candidates.  In addition, we derive new members for both our PDN Network affinities and NAPW Network membership roll from participation in the events, promote retention among paying NAPW Network members and derive goodwill and positive publicity for our corporate brands.

Career Fairs.  Through our Events business, a part of our PDN Network business segment, we produce premier face-to-face recruiting events we call Professional & Technical Diversity Career Fairs.  The Company’s diversity events help employers connect with a new marketplace of diverse professionals.  Our events are the only events of their type endorsed by leading organizations such as the NAACP, Urban League, BDPA, National Association of Women MBAs and others.  Participating employers range from Fortune 500 companies to federal, state and local agencies and from smaller employers to non-profit organizations, all of which seek a proactive approach to diversity recruiting.  We also produce career fairs as part of high-profile national events such as the NAACP National Convention, the Urban League National Conference and HBCU sorority and fraternity conferences.  In 2016 we added virtual career fairs serving veterans, women and STEM professionals.

PDN Quick.  In early 2015, we launched the new Hire AdvantEdge product which allows us to sell the qualified candidate lead referral service to employers via an e-commerce model.  Hire AdvantEdge is a data-driven product, which matches registered users with jobs offered by our employment partners, qualifies those registered users for our partners’ jobs, secures an indication of interest, and directly provides our partner with the registered user’s information or submits an application on behalf of the registered user to our partner’s recruitment system.  This allows us to deliver to recruiters qualified candidates in an efficient manner with very little lag in time.  Hire AdvantEdge was made possible by the combination of Noble Voice’s current interaction with job seekers, its technology and Professional Diversity Network’s relationships with employers who desire to recruit qualified diverse talent.  The PDN Network Hire AdvantEdge product delivers enhanced membership value to those registered users seeking to reenter the workforce or to upgrade their professional employment condition.  This benefit comes at no additional cost to members, reinforcing the membership value proposition and creating long-term value.  During 2015 we also launched our PDN(Hired) product, which uses matching and targeting technology to match members with our partners on a renewing license basis, designed to provide the Company with increasing residual income as we add new partners and sell additional licenses.  Though in its early stages, the PDN(Hired) product is a significant step towards increasing online sales in a scalable and residual manner.  In 2016 we combined the functionality of these two products and relaunched them as PDN Quick.  This product meets the increased demand of entry level and hourly workforce needs of our clients.  The product is a solution for America's shrinking unemployment rate which has decreased the amount of readily available hourly/part-time workers but driven demand higher for growing employers.  PDN Quick harnesses the 5,000 daily inbound candidate interactions PDN receives and geographically matches these candidates to our clients in real-time while also screening for the exact job requirements needed by each client.  The product has a unique Pay Only For Performance structure in which employers only pay when qualified and interested candidates are delivered directly to them for specific in-demand roles.   The product utilizes SMS Texting technology to reach interested candidates which creates very little lag time and increased savings and efficiencies for both PDN and our clients.  PDN Quick is offered to employers on a Cost Per Applicant (“CPA”) basis.  This enables employers to pay only for applicants they receive, as opposed to a diversity outreach campaign that promotes job openings for a fixed amount based on the number of jobs offered and the duration of the job promotions.

Noble Voice

The Noble Voice call centers qualify callers for real-time job placement.  The Noble Voice division typically conducts over 30,700 career consultations per week.  We monetize these consultations by using proprietary technology to drive inexpensive online traffic to our offline call centers and generating value-added leads, which we sell to strategic partners who provide continuing education and career services.  Noble Voice maintains a sophisticated Customer Relations Management database and interface (“CRM”) and marketing controls, and is able to efficiently manage the number of consultations to match demand.  Specifically, Noble Voice promotes leading employers’ job openings online through our web properties and other online locations, and then seeks to match job seekers with promoted openings available through our employer partners.  This allows our partners to acquire diverse applicants, either on a CPA or term base.  Our PDN and Noble Voice segments coordinate their activities to create opportunities for diverse job seekers and value for employers who desire to recruit diverse talent.    Noble Voice’s technology also allowed us to improve our methods of communication for lead-generation, deliver upgraded benefits to our NAPW Network members, PDN Network registered users and our clients through their client portal, launch NAPW Network’s new website in 2015, drive a significant increase in web traffic and time on site and greatly increase the rate of new user registrations on our online properties.

China Expansion

The Company has begun establishing business operations in China in 2017. Our business activities, similar to those in the United States, will be focused on providing tools, products and services in China, which will assist in personal and professional development. Our business plans are developed in an asset light format, with the goal of providing maximum positive results for the Company and our customers, with the least capital investment possible. We intend to cooperate with existing companies and organizations in China in a manner that will deliver best in class products and services, in a short time frame with minimum investment from the Company.

Women’s Networking in China

The Company’s NAPW women’s networking asset gives us the ability to develop and begin similar affinity networking operations in China. We have named our China expansion of NAPW “The International Association of Women” (the “IAW”). IAW will have similar elements as NAPW, but its scope has been customized and expanded to meet the particular needs of Chinese women. The association will be supported by a proprietary web platform that will have key networking functions, including but not limited, to members profile, with members picture and biography. The site will facilitate searching for other members, adding members to one’s platform, posting alerts and updates, endorsing members, suggesting members to other members, job seeking functions, job opportunity advertising from employers seeking to hire IAW members and other functions to support personal and professional development. The IAW website will also serve as a platform for product and service offerings for training and social networking for women in China. IAW plans to integrate various resources to build a new concept for clients: to create part of the cross-border internet, to mix traditional models with internet models and to explore online and offline resources as well as to allow members to build individual social circles of one’s own in the new internet age.

More than only an online network, IAW is intended to be a bilingual, international social platform through which members can enjoy high quality private customized service. We plan on having a very significant structure of off-line activities, events and resources, to facilitate personal and professional development of women in China and further, to expand benefits to other women in other nations. In the near term, we plan on leveraging our NAPW capabilities to provide benefits for our IAW members traveling in the United States. Furthermore, IAW will provide members with personal assistance by which members can enjoy one to one high-end services determined by members’ immediate needs. The platform will provide financial “account housekeepers”, health advisors, exclusive image designers, legal consultations, translation orientation, child care referrals and other comprehensive high-end services in China.

Secondary Education Services for Chinese Children

In China, the demand from families who seek to educate their children in the United States is a significant and growing market. Historically, Chinese students coming to the United States for education have been focused on higher education, principally college and graduate school. However, in recent years many Chinese families have begun to consider an American education for their children at an earlier age on the belief it will enable their children to achieve better results. This new growth opportunity forms the basis for the Company’s plans to provide services to assist families in China identify, prepare for and attend secondary education schools in the United States. The Company is building the IPDN International Education Association of Chinese – USA Middle Schools (IEACUM) as a platform to gather Chinese high school students, overseas study agencies, personal proxies and service organizations, high quality high schools in the United States and other high-quality international service providers, to provide Chinese students with access to comprehensive domestic and international services to assist them in finding suitable high schools in the United States to which they can apply online. We plan on cooperating with numerous secondary schools and leading educators in the United States and China. Our goal is to first deliver secondary preparatory services for youngsters desirous of moving to the United States for their secondary education. These services will provide educational preparation and also information on schools, locations and quality of life options for Chinese families to make well informed decisions on where to educate their children in the United States.

Education and Training for Accomplished Chinese Business People

The Company plans on launching education and training seminars in China and in the United States. The events in China will feature leading experts in business, finance, social networking and lifestyle issues. These events will benefit participants by delivering timely, focused and meaningful content, and at the same time, allow for participants to network together in a manner that will be mutually beneficial. We also plan on starting experiential educational travel seminars, where we will host smaller groups to travel to the United States for extended education, training and mutual cooperation with respected members of the United States Society.

The Company held its first event on March 25, 2017, the 2017 “Sharing Economy Summit,” which was hosted by Hangzhou Shihai Cultural Creativity Co., Ltd. at the Dongguan Malachite International Hotel. Its theme addressed numerous issues, including how to move from traditional communications to modern networking and how to transform and upgrade businesses by seizing the opportunities of the sharing economy in the internet era. The summit attracted more than 2,000 participants.

Operations:  Sales, Marketing and Customer Support

Sales and Marketing

We sell NAPW Network membership subscriptions offline through our NAPW Network sales force, which currently includes 57 sales professionals, 53 of whom sell initial membership services.  We developed a secure, work-from-home technology along with a training and supervision platform aimed at reducing the overhead costs, increasing per-representative profitability, and offering our sales professionals flexible working arrangements.  We currently have 7 sales representatives selling upgraded memberships and ancillary products.  We believe that we maintained high visibility for the NAPW Network during 2016 through its nearly 300,000,000 advertisements served online, in-person impressions through its live networking activities and interactions via its online properties and social media accounts.  This number is lower than in 2015 because in 2016 we were better able to target our marketing, which is designed to yield a lower cost per impression with a higher return per marketing dollar spent.

Our PDN sales resources for recruitment and recruitment advertising products and services include a sales force with 11 sales professionals, third-party strategic partners who deliver employers with demand for our products, and technology, which facilitates e-commerce transactions.  We market directly to employers and third-party recruiters.  Our sales team uses a combination of telephone, email and face-to-face marketing, including personal visits to companies or their recruitment agencies, as well as appearances at industry and trade group events where diversity recruitment recruiters are in attendance.  We have also formed strategic alliances with parties who are able to help extend our organic reach.  In addition, we are developing purely online marketing channels to bring recruiters to us in bulk and use products based on a matching and targeting technology to facilitate sales.  Our recruitment and recruitment advertising sales force is divided between three groups:  (i) the “table-setters,” who are responsible for setting up first meetings with prospect companies, (ii) the career sales professionals, who conduct the first meeting and mature the conversation to a successful conclusion, and (iii) sales professionals who provide ongoing account management and are responsible for successful client renewals.  We have specialty units within our sales force dedicated to serving:  (i) federal, state and local governments and companies and contractors who serve these governmental entities, (ii) small and medium sized businesses as defined by companies with less than 2,500 employees and (iii) large enterprises with greater than 2,500 employees.

Noble Voice’s main operation is housed in Darien, IL and is capable of supporting over 150 call center representatives at any one moment.  Currently, 86 total agents are employed in the Darien location.  Noble Voice also has a satellite call center in the main PDN office which houses 16 agents.  Finally, 65 agents work as independent contractors in a work-at-home model.  These agents are centered in the Detroit, MI area. Nearly 100% of Noble Voice call traffic is generated through an inbound call model stemming from SMS text messaging and/or organic traffic from websites.  Noble Voice sends roughly 50% of these texts itself and purchases the remaining inbound calls from partnerships with outside vendors, once those companies are properly vetted and deemed compliant with appropriate regulations and requirements.

Customer Support, Compliance and Testing

In addition to our sales professionals, we also employ support teams to provide customer support, compliance and testing.  Our customer support teams, located in our Garden City, NY, Chicago, IL and Darien, IL offices, work together to improve engagement with our members and to ensure a high degree of member satisfaction and retention.  Our compliance team focuses on ensuring the integrity of the NAPW Network sales process.  The team works closely with customer support and sales management to ensure that sales are conducted in an ethical manner and to identify sales representatives who would benefit from enhanced training.  Our testing team consists of representatives who work with our Development and Executive teams to identify new lead-generation, sales and membership product opportunities, and to test those as well as new approaches to our current sales.

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

•
Online and Offline Diversity Career Services.  The Company has a comprehensive and coordinated method of connecting diverse job seekers with companies seeking to hire diverse employees.  Our advantage comes through our call center operations which facilitate timely, accurate matching of job seekers and employers.  Many competitors do not have such a service in-house.  Additionally, we operate live and virtual job fairs which allow job seekers and employers to meet one-on-one.  Many competitors also have to outsource this service.  We provide a wide continuum of contact points to facilitate employers’ desire to identify and hire diverse talent in an OFCCP-compliant manner.

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

•
Relationships with Professional Entities & Organizations.  Our team has experience working with multicultural professional organizations.  We partner with a number of leading minority professional organizations, including:

o	DisabledPersons.com;
o	Ebony Magazine
o	The Grio
o	The National Association of Women MBAs
o	National Association of Hispanic Journalists (NAHJ)
o	Illinois Hispanic Nursing Association
o	IT Diversity Careers
o	The Commonwealth Compact
o	Greek Diversity
o	Latinos in Information Science and Technology Association (LISTA)
o	Job Opportunities for Disabled American Veterans (JOFDAV)
o	Veterans Exchange
o	National Association of African Americans in Human Resources
o	National Association for the Advancement of Colored People (NAACP)
o	The National Urban League
o	VFW Veterans Job Board Vetjobs
o	Wall Street Warfighters
o	Women in Biology

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

•
Large, growing and diverse national membership base.  We believe that NAPW Network is the largest women-only networking organization in the United States by number of members, with approximately 918,000 members located in all 50 states, Puerto Rico and the U.S. Virgin Islands.  The membership base of the NAPW Network is diverse in terms of ethnicity, age, income, experience, industry and occupation.  It includes members from small and large corporations, as well as entrepreneurs and business owners.  We believe the diversity of the NAPW Network membership base is a key component of its value.

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

Strategic Alliances

We consider our partner alliances to be a key value to our clients because it enables us to expand our job distribution and outreach efforts.  We continue to expand our relationships with key strategic partners that we believe are valuable to our core clients, as noted in section “Our Strengths” above.

Operations: Geography

Our headquarters is located in Chicago, Illinois, and houses our Executive Co-Chairman and our CFO, as well as many of our sales, marketing and IT personnel.  We also have an office in Minnetonka, MN where our telesales team for our Events business is located.  Websites for the PDN Network are hosted by Engine Yard based in San Francisco, California.  Engine Yard provides a robust and easy platform for our hosting needs, allowing us to scale up resources to meet our peak needs.  It also allows us to quickly and easily deploy website updates.  Our websites have backup and contingency plans in place in the event that an unexpected circumstance occurs.

Membership service operations for the NAPW Network are located in Garden City, New York.  NAPW Network’s newsletter and other publication operations are also based in Garden City, New York.

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

Competition

We face significant competition in all aspects of our business.  Specifically, with respect to our members and our recruitment consumer advertising and marketing solutions, we compete with existing general market online professional networking websites, such as LinkedIn and Monster Worldwide, Inc., as well as ethnic minority focused social networking websites, such as Black Planet and LatPro, and other companies such as Facebook, Google, Microsoft and Twitter that are developing or could develop competing solutions.  We also generally compete with online and offline enterprises, including newspapers, television and direct mail marketers that generate revenue from recruiters, advertisers and marketers, and professional organizations.  With respect to our hiring solutions, we also compete with traditional online recruiting companies such as Career Builder, talent management companies such as Taleo, and traditional recruiting firms.  With respect to our call center business focused on lead generation, Noble Voice potentially competes with a large number of call centers of various sizes.  However, Noble Voice focuses on career and for-profit education lead generation.  While there is competition in that niche, the industry subset in which Noble Voice competes presents an opportunity for collaboration rather than true competition.  Additionally, the size of our Noble Voice operation allows for continued relationships with lead aggregators as long as those companies wish to continue as well as the potential expansion of business contracts within the niche.

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

Our opt-in process with respect to Noble Voice is governed by the provisions of the Telephone Consumer Protection Act of 1991, as updated (“TCPA”), and other federal and state laws and regulations.  Under these regulations, certain types of telephone solicitations are restricted and consumers must affirmatively opt in to being contacted by various methods including automated dialing systems and via text messaging.  The TCPA provides for a private right of action against companies that violate its provisions, and allows consumers to sue for up to $1,500 per violation.  These regulations may be construed to limit our ability to market our products and services to new customers.  Further, we may incur penalties if we do not conduct our opt-in process in compliance with these rules.

Seasonality

Our quarterly operating results are affected by the seasonality of employers’ businesses.  Historically, demand for employment hiring is lower during the first quarter and typically increases during the remainder of the year.

Employees

As of December 31, 2016, we had a total of 253 employees, of which 163 were full time employees.  We also regularly engage independent contractors to perform various services.  As of December 31, 2016, we engaged 71 independent contractors, mainly in our Noble Voice call center.  None of our employees are covered by a collective bargaining agreement.  We believe that we have good relationships with our employees.

Corporate History

We were incorporated in Illinois in October 2003 under the name of IH Acquisition, LLC and changed our name to iHispano.com LLC in February 2004.  In 2007, we changed our business platform and implemented technology to become the operator of communities of professional networking sites for diverse professionals.  In March 2012, we changed our name to Professional Diversity Network, LLC.  In March 2013, we completed our initial public offering and converted from an Illinois LLC to a Delaware corporation.  In September 2014 we acquired the NAPW Network through a merger of NAPW, Inc., a New York corporation (“Old NAPW”) with and into NAPW Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”).  Upon the closing of the merger under the Agreement and Plan of Merger, between Merger Sub, Old NAPW and Matthew B. Proman, the sole shareholder of Old NAPW, dated July 11, 2014 (the “Merger Agreement”), Old NAPW ceased to exist and Merger Sub continued as the surviving corporation, and a wholly-owned subsidiary of the Company, which was renamed to NAPW, Inc.

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

We recorded net loss of approximately $4.1 million for the year ended December 31, 2016 and $38.3 million for the year ended December 31, 2015.  Although our revenue declined from $38.2 million to $26.2 million during 2016, our costs and expenses also decreased from $74.6 million to $29.8 million, and as a result our losses from operations decreased from $36.4 million to $3.6 million during 2016. Included in the year ended December 31, 2015 is a $27.1 million goodwill impairment expense.  In addition, we used $6.7 million in cash flow from operations during the year ended December 31, 2016.  We will need to generate increased revenues and/or substantially cut costs to achieve profitability and positive cash flow from operations.  Despite our efforts, including our cost-cutting program, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

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

In order to grow the NAPW Network, we must continually attract new members to the NAPW Network, sell additional product and service offerings to existing NAPW Network members and increase the level of renewals.  Our ability to do so depends in large part on the success of our sales and marketing efforts.  Unlike companies that provide more tangible products, the nature of our product and service offerings is such that members may decide to terminate or not renew their agreements because they do not see their cancellation as causing significant disruptions to their own businesses.

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

If we fail to successfully complete the integration of an acquired entity, or to realize the anticipated benefits of the integration of an acquired entity, our financial condition and results of operations could be materially and adversely affected.

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

If any of our websites are unavailable when users attempt to access them or they do not load as quickly as users expect, users may seek other websites to obtain the information or services for which they are looking, and may not return to our websites as often in the future, or at all.  This would negatively impact our ability to attract members and other users and increase engagement on our websites.  To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, operating results and financial condition may be materially and adversely affected.

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

We have developed strong brands, which we believe have contributed significantly in the success of our business.  Additionally, we believe that we and the prior owner of the NAPW Network have developed a strong and trusted brand for the NAPW.  That brand is predicated on the idea that professional women will trust it and find immense value in building and maintaining their professional identities and reputations on the NAPW Network platform.  Maintaining, protecting and enhancing all of our brands is critical to expanding the base of members for the NAPW Network and PDN Network and increasing their engagement with the product and services offerings of the Company, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality offerings, which we may not do successfully in the future.  Despite our efforts to protect our brands and prevent their misuse, if others misuse any of our brands or pass themselves off as being endorsed or affiliated with the NAPW Network or the PDN Network, it could harm our reputation and our business could suffer.  If members of any of our networks or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for the NAPW Network or the PDN Network, or if they choose to blend their professional and social networking activities, our brands and the business of the Company could be harmed.  Members of any of our networks could find that new product or service offerings that are introduced are difficult to use or may feel that they degrade their experience with our organization, which could harm the reputation of the networks and the Company for delivering high-quality offerings.  Our brands are also important in attracting and maintaining high performing employees.  If we do not successfully maintain strong and trusted brands for our networks, our business can be materially and adversely affected.

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

We are subject to a variety of laws and regulations in the United States, including laws regarding data retention, privacy and consumer protection, which are continually evolving and developing.  The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting.  For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users.  In addition, regulatory authorities are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business.  It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject.  See the discussion included in “Business – Government Regulation” beginning on page 12 of this Annual Report.

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

We are currently party to litigation and may in the future be subject to additional legal proceedings and litigation which may be costly to defend and could materially and adversely affect our business results or operating and financial condition.

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

Our business plans involve expanding in the Peoples’ Republic of China and Hong Kong, which could subject us to risks which could negatively affect our business.

Following the investment in our business by CFL, we revised our business plan to include expanding into China and Hong Kong, which may expose us to risks uniquely affecting the Chinese market. These risks include, among others, changes in economic conditions in China and Hong Kong (including consumer spending, unemployment levels and wage and commodity inflation), local consumer preferences, the regulatory environment, as well as increased media scrutiny of our business and industry, fluctuations in foreign exchange rates and increased competition. In addition, any significant or prolonged deterioration in U.S.-China relations could adversely affect our China operations if Chinese consumers become reluctant to use our websites or become registered users or members of our networks. Chinese law may regulate the scope of our business conducted within China. Our business is therefore subject to numerous uncertainties based on the policies of the Chinese government, as they may change from time to time.

Regulation and censorship of information disseminated over the Internet in China may adversely affect our business, and we may be liable for information displayed on, retrieved from, or linked to our Internet websites.

The government of China has adopted certain regulations governing Internet access and the distribution of news and other information over the Internet. Under these regulations, Internet content providers and Internet publishers are prohibited from posting or displaying over the Internet content that, among other things, violates Chinese laws and regulations, impairs the national dignity of China, or is obscene, superstitious, fraudulent or defamatory as determined by the applicable Chinese regulatory authorities. Failure to comply with these requirements, even inadvertently, could result in the revocation of required licenses and the closure of our websites. The website operator may also be held liable for such prohibited information displayed on, retrieved from or linked to such website. In addition, the Ministry of Industry and Information Technology has published regulations that subject website operators to potential liability for content included on their websites and the actions of users and others using their websites, including liability for violations of Chinese laws prohibiting the dissemination of content deemed to be socially destabilizing. The Ministry of Public Security has the authority to order any local Internet service provider, to block any Internet website maintained outside China at its sole discretion. Periodically, the Ministry of Public Security has stopped the dissemination over the Internet of information which it believes to be socially destabilizing. The State Secrecy Bureau, which is directly responsible for the protection of State secrets of the Chinese government, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the dissemination of online information. If we are determined to violate these regulations, even if the offending content is not generated by us, we could be subject to civil or criminal penalties, fines, revocation of our Internet service provider license and other penalties which could materially impair our operations and our ability to continue in business. As these regulations are subject to interpretation by the relevant authorities, it may not be possible for us to determine in all cases the type of content that could result in liability for us as a website operator. Further, to the extent that the regulations relate to information contained on a website regardless of whether the information is placed on the Internet by the website owner or by a third party, we may not be able to control or restrict the content of other Internet content providers linked to or accessible through our websites, or content generated or placed on our websites by our users, despite our attempt to monitor such content. To the extent that regulatory authorities find any portion of our content objectionable, they may require us to limit or eliminate the dissemination of such information or otherwise curtail the nature of such content on our websites, which may reduce our user traffic and have a material adverse effect on our financial condition and results of operations. In addition, we may be subject to significant penalties for violations of those regulations arising from information displayed on, retrieved from or linked to our websites, including a suspension or shutdown of our operations.

Risks Related to Our Common Stock

Our significant stockholder and our directors and executive officers have substantial control over the Company and could limit your ability to influence the outcome of key transactions, including changes of control.

Cosmic Forward Limited (“CFL”) beneficially owned approximately 54.6% of our common stock as of March 27, 2017.  As a result of its ownership CFL is able to influence significantly all matters requiring approval by our stockholders, including the election of directors.  In addition, our directors and executive officers and their affiliated entities, in the aggregate, beneficially own approximately 8.7% of our outstanding common stock.  Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.  These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests.  The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may affect the market price of our common stock.  This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and therefore will adversely affect liquidity in the trading of our common stock.  This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile.  Since shares of our common stock were sold in our initial public offering at a price of $64.00 per share, our stock price has ranged from $1.52 to 10.41 through March 30, 2017 (as adjusted for our 1-for-8 reverse stock split on September 27, 2016).  In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The market price of our common stock could decline as a result of (i) substantial sales of our common stock, particularly sales by CFL and/or our directors, executive officers, employees, or other significant stockholders, (ii) a large number of shares of our common stock becoming available for sale, or (iii) the perception in the market that holders of a large number of shares intend to sell their shares.  As a result of the consummation of the issuance and sale of 1,777,417 shares of our common stock to CFL in November 2016, and a subsequent issuance to CFL of an additional 312,500 shares in January 2017, CFL owns 54.64% of our outstanding common stock, with respect to which CFL has the right to require the Company to register the public resale under a registration statement filed with the SEC.  The eventual resale of some or all of such shares, or the perception that such sale or sales could be imminent, could result in a material decline in the market value of our common stock.  We have also filed a universal shelf registration statement on Form S-3, with the SEC on December 31, 2014 (as amended on March 31, 2015), which was declared effective on April 2, 2015.  This registration statement provides for the issuance of shares of our common stock, preferred stock, depositary shares, rights, warrants, units and debt securities up to an aggregate amount of $100,000,000 and the resale of up to 6,309,845 shares of our common stock originally issued to the former sole shareholder of Old NAPW and certain executive officers of Old NAPW.

In addition, in March 2015, we registered 500,000 shares of our common stock, reserved for providing equity incentives to employees, officers, directors and consultants under our 2013 Equity Compensation Plan.  Once acquired upon the exercise of the outstanding stock options or warrants, or vesting of restricted stock, these shares could be sold freely in the public market.  For more information about our 2013 Equity Compensation Plan, please see Note 14 of our Consolidated Financial Statements included in this Annual Report.  Finally, in February 2017 we registered the public resale of up to 246,445 shares of our common stock by White Winston Select Asset Funds LLC.  This registration statement was declared effective on February 13, 2017.

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

These provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.  In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.  Finally, because CFL holds a majority of our outstanding shares of common stock, CFL’s approval will be necessary to effect any change in control.

Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and could have an adverse effect on our stock price or our debt ratings.

Our management determined that as of December 31, 2016, our internal control over financial reporting had a material weakness related to deficiencies in controls over the segregation of incompatible duties, the application of complex accounting principles and timely and complete financial statement reviews and procedures to ensure all required disclosures are made in our financial statements.  During 2016, we continued to undertake certain measures that were begun in 2015 to remediate material weaknesses related to our internal control over financial reporting that had been identified as of December 31, 2015.  Specifically, we segregated some check signing ability from finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions, consolidated our banking relationships for all companies resulting in improved internal and online cash controls and oversight, and consolidated payroll service providers in 2016 allowing for improved control and oversight by senior management. However, because many of the controls in the Company’s system of internal controls rely extensively on manual review and approval, the successful operation of these controls is required for several quarters prior to management being able to conclude that the material weakness has been remediated.  Accordingly, we have not yet been able to remediate the material weakness related to our internal control over financial reporting.

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

You will have limited ability to bring an action against certain of our directors and officers, or to enforce a judgment against them, because the majority of our directors and officers reside outside the United States.

The majority of our directors and officers reside outside the United States and substantially all of the assets of those persons are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against these individuals in China in the event that you believe your rights have been infringed under the applicable securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against the assets of our directors and officers.

CFL holds participation rights and other rights that could affect our ability to raise funds.

Under our stockholders agreement with CFL and each of its shareholders, Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Nan Kou (collectively, the “CFL Shareholders”), we granted to CFL and the CFL Shareholders a participation right with respect to any future issuances of common stock by the Company, such that CFL and the CFL Shareholders may purchase an amount of shares necessary to maintain CFL’s then-current beneficial ownership interest, up to a maximum of 54.64% of our then-outstanding common stock, on a fully-diluted basis, subject to certain exceptions. This participation right could limit our ability to enter into equity financings and to raise funds from third parties.

In connection with the stockholders agreement with CFL and the CFL Shareholders, we also granted to CFL and the CFL Shareholders unlimited demand, shelf and piggyback registration rights, effective upon the expiration of CFL’s initial lock-up period, to require us to effect a registration under the Securities Act of a resale of the shares of common stock held by CFL. This may create the perception of a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intent to sell their shares, especially if CFL were to exercise its registration rights, thereby potentially further limiting our ability to enter into equity financings and to raise funds from third parties.

Techniques employed by short sellers may drive down the market price of the Company’s common stock.

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.

These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks can be particularly vulnerable to such short attacks.

Reports and information have been published about us which have occasionally been followed by a decline in our stock price.  It is not clear what additional effects the negative publicity will have on the Company, if any, other than potentially affecting the market price of our common stock. Additionally, such allegations against the Company could negatively impact its business operations and stockholders equity, and the value of any investment in the Company’s stock could be reduced.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

We lease approximately 5,100 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on June 30, 2017.  We also lease approximately 1,800 square feet of office space in Minnetonka, Minnesota for our Events division under a lease that expires on September 30, 2017.  Subject to availability, we intend to continue to renew the Chicago and Minnetonka lease.

We lease approximately 20,000 square feet of office space in Garden City, New York, under a lease that expires on February 28, 2019, which is used by NAPW Network membership coordinators and executive and administrative staff.

We lease approximately 15,000 square feet of office space in Jericho, New York, under a lease that ends on June 30, 2018.  We currently sub-lease that property to a tenant under a landlord-approved sublease that is coterminous with our prime lease.

We lease approximately 16,500 square feet of office space in Darien, Illinois, which serves as the headquarters and sales center of Noble Voice.  The lease expires August 31, 2017.  Subject to availability, we intend to continue to renew the Darien lease.

We lease approximately 5,448 square feet of office space in Guangzhou, China, which serves as the offices for our Far East subsidiaries.  The lease expires December 31, 2019.

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

ITEM 3 - LEGAL PROCEEDINGS

The Company and its wholly-owned subsidiary, NAPW, Inc., became parties during the year ended December 31, 2016 to an action captioned LinkedIn Corp. v. NAPW, Inc. and Professional Diversity Network, Inc., No. 16-CV-299784 (Santa Clara Superior Ct.). The complaint was filed on September 12, 2016. The plaintiff, LinkedIn Corp. (“LinkedIn”), sought payment of outstanding amounts it claimed were owed under a marketing agreement between LinkedIn and NAPW.  The Company presented LinkedIn with a counter-claim and the matter was mediated.  On December 20, 2016, the parties settled and released all claims against one another for the Company's payment of $1,450,000, which the Company paid in full on January 10, 2017.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action filed in January 2016 and alleging violations of various California Labor Code (wage & hour) sections.  This matter was fully resolved when the Company agreed to deposit $500,000 with the Court’s administrator to be distributed to the class of plaintiffs.  While the matter was fully resolved by the Court’s November 28, 2016 approval of the settlement, the funds distribution and other logistical processes are expected to fully conclude during 2017.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904 (NLRB), filed with the National Labor Relations Board in June 2015 and alleging violations of the National Labor Relations Act against the Company and its wholly-owned subsidiary, NAPW, Inc., where an employee was allegedly terminated for asserting “union organizing” rights. While the Company disputes that any rights were impacted, the NLRB has issued its preliminary order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies.  The NLRB’s order is currently awaiting affirmation or rejection by the U.S. Court of Appeals for the Ninth Circuit.

The Company is a party to a proceeding captioned Paul Sutcliffe v. Professional Diversity Network, Inc., No. 533-2016-00033 (EEOC), filed with the Equal Employment Opportunity Commission in April 2016 and alleging violations of Title VII and the Age Discrimination in Employment Act, where an employee was allegedly terminated due to his race (Caucasian) and his age (over 40). The EEOC has issued a preliminary finding that the Company discriminated against the complainant.  Complainant has not yet filed a lawsuit.

We are also generally subject to legal proceedings and litigation arising in the ordinary course of business.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASDAQ Capital Market under the symbol “IPDN” since March 5, 2013.  Prior to that date, there was no public trading market for our common stock. All per share information in the table below reflects the 1-for-8 reverse stock split which was effected on September 27, 2016.

	High	Low
Year Ended December 31, 2016
First Quarter	$6.72	$1.52
Second Quarter	$6.32	$3.12
Third Quarter	$11.50	$2.88
Fourth Quarter	$11.98	$5.28
Year Ended December 31, 2015
First Quarter	$44.80	$32.03
Second Quarter	$42.64	$16.00
Third Quarter	$24.72	$4.00
Fourth Quarter	$8.00	$3.52

On March 30, 2017, the closing price of our common stock was $10.14 per share.

Holders

As of March 30, 2016, we had 15 holders of record of our common stock.  Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

 We did not sell any securities during the fiscal year ended December 31, 2016 in transactions that were not registered under the Securities Act, other than as previously disclosed in our Current Reports on Form 8-K filed with the SEC on April 4, 2016, July 6, 2016, and August 15, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 through October 31, 2016	0	-	0	0
November 1, 2016 through November 30, 2016	312,500(1)	$9.60	0	0
December 1, 2016 through December 31, 2016	0	-	0	0
Total	312,500	$9.60	0	0
(1)	On November 7, 2016, we consummated the purchase of 312,500 shares of our common stock, through a partial self-tender offer, at a price of $9.60 per share.

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

Overview

We are a dynamic operator of professional networks with a focus on diversity.  We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification.  We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBT).  Our value proposition is two-fold:  (i) we assist our registered users, or members, in their efforts to connect with like-minded individuals and identify career opportunities within the network and (ii) we help employers address their workforce diversity needs by connecting them with the right candidates.  As of December 31, 2016, we had over 9.2 million registered users in our PDN Network, over 918,000 registered users, or members, in the NAPW Network and over 1,190 companies utilizing our products and services.  We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

As a result of our transaction with Cosmic Forward Limited, we are executing strategic plans to introduce our business in China.  During the first quarter of 2017, we created two wholly-owned subsidiaries in Hong Kong, named PDN (HK) International Education Limited and PDN (Hong Kong) International Education Information Company Limited, and we expect during the early second quarter of 2017 to finalize the creation of a mainland China wholly-owned subsidiary.  We expect to use those subsidiaries to operate three distinct but complimentary businesses in China:  International Association of Women (“IAW”), a women’s networking business similar in operation to our NAPW networking business in the U.S.; a high-end education and training business for Chinese business people; and a matchmaking and support business for Chinese students who would like to study in U.S. secondary schools and colleges.

The Company intends to refine its business operations in the United States with a goal of increasing revenues and achieving profitability.  There are currently no plans for significant, additional investments in the United States operating businesses.  However, the Company will continue to investigate strategic acquisitions.  Management believes that our immediate and near-term growth potential is in expanding our business operations to China.  The Company has formulated a detailed expansion business plan to provide women’s networking services, continuing education for business people and education services for families who desire to have their children educated in the United States.

Sources of Revenue

We operate in three business segments:  (i) the PDN Network, which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, as well as our Events business; (ii) the NAPW Network, a women-only professional networking organization; and (iii) Noble Voice, a career consultation and lead generation service.  We generate revenue from (i) paid membership subscriptions and related services, (ii) lead generation, (iii) recruitment services, (iv) product sales and (v) consumer advertising and consumer marketing solutions.  The following table sets forth our revenues from each product as a percentage of total revenue for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended
	December 31,
	2016	2015
Percentage of revenue by product:
Membership fees and related services	62%	64%
Lead generation	24%	25%
Recruitment services	11%	8%
Products sales and other	2%	2%
Consumer advertising and consumer marketing solutions	1%	1%

Paid Membership Subscriptions and Related Services.  We offer paid membership subscriptions for the National Association of Professional Women, a women-only professional networking organization, operated by our wholly-owned subsidiary, NAPW, Inc.  Members gain access to networking opportunities through a members-only website at www.napw.com, as well as through in-person networking at nearly 200 local chapters nationwide, additional career and networking events such as the National Networking Summit Series and the PDN Network events described above, as well as ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks.  Upgraded packages include (i) the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and free continuing education programs; (ii) the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence; and (iii) the registry product, which allows members to create a durable, historical record chronicling their career achievements.  Membership is renewable and fees are payable on an annual basis, with the first annual fee payable at the commencement of the membership.  Membership subscriptions represented approximately 96.6% and 97.0% of revenue attributable to the NAPW Network business segment for the years ended December 31, 2016 and 2015, respectively.

Lead Generation.  We monetize our career consultations conducted by our Noble Voice business segment by generating and selling value-added leads to our strategic partners who provide continuing education and career services.  We also generate revenue from sales of data not used in the lead generation process.  Lead generation sales represented approximately 91.7% and 89.3% of the revenue attributable to the Noble Voice business segment for the years ended December 31, 2016 and 2015, respectively.

Recruitment Services.  We provide recruitment services to medium and large employers seeking to diversify their employment ranks.  Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events.  The majority of recruitment services revenue comes from job recruitment advertising.  We also offer to businesses subject to OFCCP compliance our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services.  For the years ended December 31, 2016 and 2015, recruitment advertising revenue constituted approximately 92.9% and 91.8%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales.  We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase.  They may purchase up to two plaques at that time.  Product sales represented approximately 3.4% and 3.0% of revenue attributable to the NAPW Network business segment for the years ended December 31, 2016 and 2015, respectively.

Consumer Advertising and Consumer Marketing Solutions.  We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers the ability to post recruitment advertising and job openings.  We generate revenue from fees charged for those postings when advertisers pay us for facilitating their postings.  For the years ended December 31, 2016 and 2015, consumer advertising and marketing represented approximately 7.1% and 8.2%, respectively, of the revenue attributable to the PDN Network business segment.

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

During the year ended December 31, 2016, we experienced financial losses as we continued integrating the two acquisitions we had undertaken in late 2014.  We shifted the focus of operating those companies from driving top line growth to reducing operating costs and driving toward profitability.

We believe that we have taken the appropriate actions to right size the PDN Network operations to position this segment to become profitable in future periods.  We have also reduced sales and marketing costs in our Noble Voice segment.  We do not anticipate near term growth for the PDN Careers segment, but have built a foundation that we believe will allow us to do so as profitable opportunities arise.  Specifically, we closed the Detroit, MI call center operated by Noble Voice at the end of February 2016 and have been consolidating those operations in our Darien, IL center.  Finally, at NAPW Network, we have made numerous changes to the sales and marketing structure within that division in order to balance out profits and losses and establish a pathway to profitability in future periods.  In particular, during Q3 of 2015 we developed a secure, work-from-home (“WFH”) technology along with a training and supervision platform.  Our stated goals with the WFH solution were to allow us to close our Los Angeles office, increase per-representative profitability, and offer our sales professionals flexible working arrangements.  As part of our efforts at the NAPW Network, we took a number of steps aimed at reducing costs and improving efficiency, including the following:

•	During Q4 of 2015, we closed our Los Angeles office and eliminated a number of costs associated with the physical office while agreeing to a lease takeover by the landlord in June of 2016;
•	We reduced to 57 the number of sales professionals and thereby reduced payroll costs, while seeing positive efficiency metrics;
•	We diversified our lead-generation sources and reduced dependence on a sole-source supplier;
•	We maintained an altered commission schedule developed during Q3 of 2015, which we believe is designed to properly incentivize sales professionals and drive maximum productivity at all times;

•	We continued to improve revenue per lead and gross sales per representative, while fine-tuning our lead-generation and sales management processes; and
•	We continued to make refinements to our Customer Relations Management database, which have helped to increase per-lead and per-representative productivity while reducing downtime and user fatigue.

Key Metrics

We believe that one of the key metrics in evaluating and measuring our performance is the number of registered users.  We define the number of registered users as (i) the number of individual job seekers who affirmatively visited one of PDN Network’s properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs (PDN Network registered users); and (ii) the number of consumers who have viewed our marketing material, opted into membership in the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator (NAPW Network registered users).  We believe that a higher number of registered users will result in increased sales of our products and services, as customers will have access to a larger pool of professional talent.  However, a higher number of registered users will not immediately translate to increased revenue, as there is a lag between the time we acquire a registered user through our lead-generation process and the time we generate revenue from a registered user by selling them one of our paid products or services.

The following table sets forth the number of registered users as of the periods presented:

	Year Ended December 31,
	2016	2015	Change (Percent)
Registered users:	(in thousands)
PDN Network	9,201	7,485	22.9%
NAPW Network	918	850	8.0%

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

The following table provides a reconciliation of Adjusted EBITDA to Net loss, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Year Ended
	December 31,
	2016	2015
	(in thousands)
Net loss	$(4,109)	$(38,255)
Impairment expense	-	27,140
Stock-based compensation expense	264	446
Litigation settlement, net	(1,240)	-
Gain on settlement of debt	(148)	(20)
Gain on lease cancellation	(424)	-
Depreciation and amortization	3,324	3,651
Change in fair value of warrant liability	401	(94)
Interest expense	1,567	85
Interest and other income	(9)	(27)
Income tax expense (benefit)	(1,290)	1,919
Adjusted EBITDA	$(1,664)	$(5,155)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)

Revenues
Membership fees and related services	$16,255	$24,530	$(8,275)	(33.7)%
Lead generation	6,239	9,499	(3,260)	(34.3)%
Recruitment services	2,932	3,124	(192)	(6.1)%
Products sales and other	578	749	(171)	(22.8)%
Consumer advertising and marketing solutions	223	280	(57)	(20.4)%
Total revenues	$26,227	$38,182	$(11,955)	(31.3)%

Total revenues decreased $11,955,000, or 31.3%, from $38,182,000 for the year ended December 31, 2015 to $26,227,000 for the year ended December 31, 2016. The decrease is mainly the result of reductions in our sales staff and workforce resulting from the closing of our Los Angeles, CA, Garden City, NY and Detroit, MI call centers, as well as a lower number of PDN Network events held in 2016 compared to 2015.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented.  The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$16,833	$25,279	$(8,446)	(33.4)%
PDN Network	3,155	3,404	(249)	(7.3)%
Noble Voice	6,239	9,499	(3,260)	(34.3)%
Total revenues	$26,227	$38,182	(11,955)	(31.3)%

Membership fees and related services and products sales attributable to the NAPW Network of $16,833,000 for the year ended December 31, 2016 represent a reduction of $8,446,000 from the comparable period in 2015, or 33.4%. The decrease is primarily due to reductions of the NAPW sales staff resulting from the closing of our Los Angeles, CA call center and reductions in workforce at our Garden City, NY call center. We do not anticipate further reductions in workforce and expect to increase the salesforce in future periods. We also expect NAPW to have decreased revenues during the year ending December 31, 2017, with anticipated increases in revenues in 2018 and 2019 as a result of increased investments in product salesforce development which will, therefore, be material to the Company’s financial condition and results of operations.

During the year ended December 31, 2016, our PDN Network generated $3,155,000 in revenue compared to $3,404,000 generated in the prior year period, a decrease of $249,000 or 7.3%. The decrease was mainly attributable to (i) a decrease of $181,000 in direct sales of our recruitment services resulting from the downsizing of the PDN Network sales team, (ii) a $262,000 decline in the events division revenue during the year ended December 31, 2016, as a result of a lower number of PDN Network events held in 2016 compared to 2015, due to scheduling and venue changes, (iii) a $28,000 decrease in our e-commerce revenues during the year ended December 31, 2016 as a result of our focus on new products in 2016, and (iv) a $57,000 decrease in consumer advertising and marketing solutions due to changes in relationships with partner organizations. The overall decrease in PDN Networks revenue were offset by $279,000 of new revenues generated from the PDN Recruits product that was added to our product line in December 2015 which targets a broader audience and shorter sales cycle that can generate recurring revenue on a monthly basis.

Noble Voice generated $6,239,000 of lead generation revenue for the year ended December 31, 2016, compared to $9,499,000 for the same period in 2015, representing a decrease of 34.3%. The decrease in revenue was the result of continuing compression in the markets served by Noble Voice and the closure of our Detroit, MI call center in February 2016 and the related reduction in the salesforce. Our efforts are focused on capturing additional market share through increased sales to our existing customer base and internal efforts to add new customers. Our Detroit sales efforts were transitioned to a smaller workforce of independent contractors that work from their homes. We have capacity at our Darien, IL call center to significantly grow our sales team without incurring additional rental costs. We have also added Noble Voice sales representatives in our Chicago office, without adding additional floor space, in order to attract employees from a larger geographic territory.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented (certain items may not foot due to rounding).  The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)

Costs and expenses:
Cost of revenues	$3,082	$5,576	$(2,494)	(44.7)%
Sales and marketing	13,315	22,502	(9,187)	(40.8)%
General and administrative	11,333	15,670	(4,337)	(27.7)%
Litigation settlements, net	(1,240)	-	(1,240)	(100.0)%
Goodwill impairment expense	-	27,140	(27,140)	100.0%
Depreciation and amortization	3,324	3,651	(327)	(9.0)%
Loss on sale of property and equipment	-	34	(34)	(100.0)%
Total costs and expenses	$29,814	$74,573	$(44,759)	(60.0)%

Total costs and expenses decreased significantly in the year ended December 31, 2016 to $29,814,000 compared to $74,573,000 for the year ended December 31, 2015.  This decrease of 60.0% is primarily the result of goodwill impairment expense of $27,140,000 taken during the year ended December 31, 2015, combined with a net gain on litigation settlements, management focus on cost reduction, including the closure of operating facilities at NAPW and Noble Voice, reduced spending on digital advertising and direct mail and reductions in force across all divisions.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented.  The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$18,292	$58,028	$(39,736)	(68.5)%
PDN Network	4,152	5,894	(1,741)	(29.5)%
Noble Voice	7,370	10,651	(3,282)	(30.8)%
Total costs and expenses	$29,814	$74,573	(44,759)	(60.0)%

Costs and expenses decreased by $39,736,000, or 68.5%, in the NAPW Network segment primarily as a result of goodwill impairment expense of $26,744,000 taken during the year ended December 31, 2015, combined with a net gain on litigation settlements during the year ended December 31, 2016, management focus on cost reduction, including the closure of its Los Angeles, CA operating facility and reductions in sales force.

Costs and expenses decreased by $1,741,000, or 29.5%, in the PDN Network segment primarily as a result of goodwill impairment expense of $396,000 taken during the year ended December 31 2015, improvements gained by renegotiating vendor contracts and reduced volume of recruitment service sales, reduced spending on digital advertising and direct mail, the closure of its Garden City, NY operating facility and reductions in sales and work force.

Costs and expenses in our Noble Voice segment decreased by $3,282,000, or 30.8%, primarily as a result of reduced volume and increased efficiencies in purchasing data, the closure of its Detroit, MI operating facility and reductions in sales and work force.

Operating Expenses

Cost of revenues: Cost of revenues during the year ended December 31, 2016 was $3,082,000, a decrease of $2,494,000, or 44.7%, from $5,576,000, for the year ended December 31, 2015. The decrease was mainly due to (i) a decrease of $1,641,000 during the year ended December 31, 2016 of expenditures on data to generate call traffic at our Noble Voice division as a result of reduced volume and increased efficiencies in purchasing data, (ii) a $400,000 reduction of costs of products and membership services from NAPW Network for the year ended December 31, 2016, and (iii) a decrease of $454,000 in costs related to our PDN Network resulting from improvements gained by renegotiating vendor contracts and reduced volume of recruitment services sales, changes in scheduling and operating events and decreased cost of revenues related to revenue sharing with our partner organizations consistent with decreases in our consumer advertising revenues.

Sales and marketing expense: Sales and marketing expense for the year ended December 31, 2016 was $13,315,000, a decrease of 9,187,000, or 40.8%, from $22,502,000 for the year ended December 31, 2015. The decrease was primarily the result of 39.2%, 8.7% and 18.4% year over year reductions in the salesforces at NAPW Network, PDN Network and Noble Voice, respectively, in an effort to improve efficiency and a reduction in the volume of digital advertising and direct mail to match the capacity of the reduced salesforce. We expect our sales and marketing costs to increase in the future, particularly in NAPW Network, as we reinvest in our business.

General and administrative expense: General and administrative expenses decreased by $3,837,000, or 24.5%, to $11,833,000 for the year ended December 31, 2016. The decrease was primarily due to (i) a $2,014,000 decrease in wages and benefits during the year ended December 31, 2016, due to decreases in the number of administrative personnel at NAPW Network, (ii) a $1,606,000 decrease in facility costs during the year ended December 31, 2016, related to the closing the Los Angeles, CA office, which includes a gain on the lease cancellation of $424,000 recognized during the year ended December 31, 2016; and (iii) a decrease of $320,000 at Noble Voice and $128,000 at PDN Network during the year ended December 31, 2016, primarily due to reductions in administrative personnel and supervisors and aggressive vendor management and contract renegotiation partially offset by fees and expenses incurred related to the administration of our Master Credit facility during the year ended December 31, 2016.

Litigation settlements: In December 2016, we settled for $1,450,000 a breach of contract lawsuit filed by LinkedIn in which LinkedIn was seeking $3,290,000, plus interest and costs. As a result of the settlement and release, we recorded a gain on litigation settlement in the amount of $1,740,000 as of December 31, 2016.  In addition, in April 2016, we settled for $500,000 a class action lawsuit. As a result of this settlement, we recorded litigation settlement expense of $500,000 as of December 31, 2016.

Goodwill impairment expense: As a result of the recurring operating losses incurred in NAPW Network since its acquisition in September 2014, management undertook a review of the carrying amount of its goodwill as of September 30, 2015. We performed our review based on both qualitative and quantitative factors and determined that carrying value of NAPW Network’s goodwill exceeded its implied fair value. We also performed another review based on the same factors at December 31, 2015 and determined that the carrying value of PDN Network’s goodwill exceeded its implied fair value.  Accordingly, we recorded a goodwill impairment charge of $27,140,000 during the year ended December 31, 2015. We performed another review on both qualitative and quantitative factors as of December 31, 2016. As a result of that analysis, we determined that no impairment was necessary during the year ended December 31, 2016.

Depreciation and amortization expense: Depreciation and amortization expense for the year ended December 31, 2016 was $3,324,000, compared to $3,651,000 for the year ended December 31, 2015, a decrease of $327,000, or 9.0%. The decrease is mainly attributable to (i) a $211,000 reduction in amortization expense resulting from the amortization of the capitalized technology costs from the PDN Network and (ii) a decrease of $143,000 of depreciation expense related primarily to the closure of the NAPW Los Angeles, CA office including the related writedown of the leasehold improvements and furniture and fixtures from that office.

Loss on sale of property and equipment: Upon the closing of the NAPW Network sales office in Los Angeles during the year ended December 31, 2015, the Company sold computer and office equipment no longer needed in the operation of the business. The result was the recognition of a $34,000 loss on the sale of the undepreciated portion of the assets.

Other Income (Expenses)

	Year Ended
	December 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	$(1,411)	$(38)	$(1,373)	3,613.2%

Interest expense resulting from our terminated Master Credit Facility, which primarily includes cash interest expense and non-cash amortization of debt issue costs, during the year ended December 31, 2016 was $1,565,000. This amount includes $1,371,000 related to the amortization of the remaining balance of debt issue costs in connection with the termination of the Master Credit Facility in November 2016. Included in other income for the year ended December 31, 2016 is a $148,000 gain on the settlement of our outstanding promissory note and related accrued interest with Matthew Proman, our former COO. Interest expense for the year ended December 31, 2015 of $85,000 was primarily the result of the amortization of the discount on short-term investment instruments and the promissory note to Matthew Proman. In addition, during the year ended December 31, 2015, we recognized interest income of $27,000 from interest earned on our short-term investments of cash and recorded a $20,000 gain on the settlement of a note payable in connection with our acquisition of Noble Voice. Interest earned on investments during the year ended December 31, 2016 was negligible.

Change in Fair Value of Warrant Liability

	Year Ended
	December 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	(401)	94	(495)	(526.6)%

The change in the fair value of the warrant liability is related to (i) the common stock purchase warrants issued to the White Winston on June 30, 2016 and (ii) the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. We recorded a non-cash expense of $401,000 during the year ended December 31, 2016 related to the warrants issued to White Winston. There was no change in the fair value of warrant liability during the year ended December 31, 2016 related to the warrants issued to underwriters. We recorded a non-cash gain of $94,000 during the year ended December 31, 2015 related to changes in the fair value of our warrant liability. The change in the fair value of our warrant liability was primarily the result of changes in our stock price.

Income Tax (Benefit) Expense

	Year Ended
	December 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
Total	(1,290)	1,919	(3,209)	(167.2)%

The effective income tax rate for the year ended December 31, 2016 was 23.89%, resulting in an income tax benefit of $1,290,000.  The effective income tax rate for the year ended December 31, 2015 was (5.28%), resulting in an income tax expense of $1,919,000. The majority of the difference in the effective income tax rate was due to the initial valuation allowance we took against our deferred tax assets in the third quarter of 2015 and have recorded a valuation allowance each subsequent quarter. The remaining difference in the effective tax rates for the year ended December 31, 2016 compared to the year ended December 31, 2015 was due primarily to the impairment loss recognized on our goodwill during the year ended December 31, 2015. During the year ended December 31, 2016, the Company recorded a valuation allowance of $455,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considered the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management determined that it is more likely than not that we will not realize the deferred income tax asset balances and therefore, initially recorded a valuation allowance in 2015. Management has again evaluated the deferred tax asset as of December 31, 2016 and has determined a full valuation allowance continues to be applicable.

Net loss

The following table sets forth each operating segment’s net loss for the periods presented.  The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2016	2015	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(1,110)	$(32,320)	$31,210	(96.6)%
PDN Network	(2,138)	(4,884)	2,747	(56.2)%
Noble Voice	(861)	(1,051)	190	(18.1)%
Consolidated net loss	$(4,109)	$(38,255)	$34,147	(89.3)%

Aggregate Net Loss.  As the result of the factors discussed above, during the year ended December 31, 2016, we incurred $4,109,000 of net losses, a decrease of 89.3% from net losses for the year ended December 31, 2015. The changes were primarily attributable to a goodwill impairment charge of $27,140,000 taken during the year ended December 31, 2015 against NAPW Network and PDN Network and reduced operating losses at NAPW Network, PDN Network and Noble Voice. The loss at NAPW Network for the year ended December 31, 2016 was offset by a non-recurring net gain of $1,240,000 related to litigation settlements and a $424,000 gain on the lease cancellation of our former Los Angeles, California NAPW office. The Company also recorded $1,290,000 of income tax benefits for the year ended December 31, 2016, compared to income tax expenses of $1,919,000 for the year ended December 31, 2015 based on a reduced loss before income taxes and an initial allowance recorded against deferred tax assets during 2015. We anticipate to continue to have net losses for the foreseeable future, as we utilize our efforts and resources to re-invest in the Company and its business plan.

NAPW Network Net Loss.  During the year ended December 31, 2016, we incurred a net loss of $1,110,000 attributable to the NAPW Network, compared to $32,320,000 for the prior year period. The decrease in net loss was primarily attributable to a goodwill impairment charge of $26,744,000 during the year ended December 31, 2015, a net gain of $1,240,000 from lawsuit settlements, a gain from the lease cancellation, the closing of NAPW Network office facilities during the year ended December 31, 2015 and the reductions in force and reduced spending on digital advertising.

PDN Network Net Loss. During the year ended December 31, 2016, we incurred $2,138,000 of net losses attributable to the PDN Network, a decrease of $2,747,000, compared to the net losses incurred for the year ended December 31, 2015. The decrease in net loss is primarily attributable to a goodwill impairment charge of $396,000 during the year ended December 31, 2015 and reductions in staffing levels in our sales, marketing and general and administrative teams combined with increased revenue generated by our PDN Recruits product introduced in December 2015.

Noble Voice Net Loss. During the year ended December 31, 2016, we recognized a net loss of $861,000 attributable to the Noble Voice division, compared to net losses of $1,051,000 for the year ended December 31, 2015. The decrease in net losses for the losses for the year ended December 31, 2016, compared to the year ended December 31, 2015 was primarily due to a decline in revenues of $3,260,000 for the same corresponding year-over-year periods, which were partially offset by reductions in costs of sales and service and sales and marketing costs largely due to efficiencies made in the purchase of data the Company uses to drive internet traffic and corresponding reductions to the salesforce.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2016 and 2015, respectively, and is intended to supplement the more detailed discussion that follows:

	December 31,
	2016	2015
	(in thousands)

Cash and cash equivalents	$6,069	$2,071
Short-term investments	$-	$500
Working capital (deficiency)	$1,000	$(9,199)

Our principal sources of liquidity are our cash and cash equivalents and the net proceeds from the recent issuance of Common Stock to CFL. During the year ended December 31, 2016, our principal sources of liquidity also included the proceeds from the Master Credit Facility with White Winston, which was terminated on November 7, 2016 as discussed in more detail below.

As of December 31, 2016 and 2015 we had working capital of approximately $1,000,000 and a deficiency of approximately $9,199,000, respectively. We had an accumulated deficit of approximately $47,458,000 at December 31, 2016. During the year ended December 31, 2016, we generated a net loss of approximately $4,109,000, used cash in operations of approximately $6,664,000, and we expect that we will continue to generate operating losses for the foreseeable future.

On November 7, 2016, we consummated the issuance and sale of 1,777,417 shares of Common Stock to CFL, at a price of $9.60 per share (giving effect to the Reverse Split), pursuant to the terms of the Purchase Agreement with CFL. We received total gross proceeds of approximately $17.1 million from the Share Issuance, or $14.1 million after giving effect to the payment for 312,500 shares of Common Stock tendered and not withdrawn in the Tender Offer. We received approximately $9.0 million in net proceeds from the Share Issuance, after repayment of outstanding indebtedness and the payment of transaction-related expenses at the closing.

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

On January 18, 2017, we sold 312,500 shares of Common Stock to CFL at a price of $9.60 per share, for total gross proceeds of $3,000,000, or $2,800,000 after giving effect to the payment of transaction-related expenses.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the twelve months subsequent to the issuance of our financial statements. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

We collect NAPW Network membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve month period. Our PDN Network also sells recruitment services to employers, generally on a one year contract basis. This revenue is also deferred and recognized over the life of the contract. Our payment terms for PDN Network and Noble Voice customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

	Year Ended
	December 31,
	2016	2015
	(in thousands)

Cash provided by (used in):
Operating activities	$(6,664)	$(6,164)
Investing activities	658	4,115
Financing activities	10,005	2,600
Net increase in cash and cash equivalents	$3,999	$551

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was $6,664,000. We had a net loss of $4,109,000 during the year ended December 31, 2016, a deferred tax benefit of $1,290,000, a gain on litigation settlements of $1,740,000 and a gain on lease cancellation of $424,000, which were partially offset by non-cash depreciation and amortization of $3,324,000, deferred financing cost amortization of $1,528,000, a change in the fair value of warrant liabilities of $401,000 and stock-based compensation expense of $264,000. Changes in operating assets and liabilities used $4,470,000 of cash during the year ended December 31, 2016, consisting primarily of decreases in deferred revenue and accounts payable and increased prepaid expenses partially offset by increases in incremental direct costs and decreases in accounts receivable.

Net cash used in operating activities for the year ended December 31, 2015 was $6,164,000.  We had a net loss of $38,255,000 during the year ended December 31, 2015, which was offset by non-cash impairment expense of $27,140,000, depreciation and amortization of $3,651,000, deferred income tax expense of $1,919,000, stock-based compensation expense of $446,000, a decrease in the fair value of warrant liabilities of $94,000, the amortization of premiums paid on short-term investments of $77,000, a loss on the sale of property and equipment of $34,000, the write off of property and equipment of $192,000, the amortization of debt discount related to the Proman note of $8,000, the write off of the balance of a note related to the acquisition of Noble Voice of $20,000 and a provision for bad debt of $70,000.  Changes in operating assets and liabilities used $1,332,000 of cash during the year ended December 31, 2015.

Net Cash Provided by Investing Activities

Net cash provided by investing activities during the year ended December 31, 2016 was $658,000, consisting of $500,000 of proceeds from the maturities of short-term investments, $5,000 in purchases of property and equipment and $163,000 of returned security deposits.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2016 was $10,005,000, consisting of $17,063,000 of proceeds from the sale of common stock to CFL, $2,159,000 of proceeds drawn on our Master Credit Facility, $687,000 in proceeds from the exercise of warrants, partially offset by the payment of $3,530,000 of costs related to the CFL Transaction, the payment of $3,000,000 in connection with our repurchase of common stock, the repayment of $2,159,000 upon the termination of our Master Credit Facility, $744,000 of costs related to securing the Master Credit Facility, $166,000 due to the increase in the merchant reserve for NAPW Network and $5,000 for the repurchase of restricted stock.

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

Master Credit Facility

On March 30, 2016, we entered into a Master Credit Facility Agreement (the “Master Credit Facility”) with White Winston Select Asset Funds, LLC (the “Lender”).  The Credit Agreement provided for a revolving credit facility (the “Facility”) in the principal amount up to the lesser of $5,000,000 or 75% of the outstanding balance of our eligible customer receivables.  Borrowings under the Credit Agreement bore interest at 8% per annum.  We drew down $2,159,000 under the Master Credit Facility before repaying it in full and closing it in November 2016.

In connection with the closing of the Master Credit Facility, we issued the Lender warrants to purchase up to (i) 125,000 shares of the Company’s common stock at a price of $2.00 per share (the “Fixed $2.00 Warrant”); (ii) 218,750 shares of the Company’s common stock at a price of $2.00 per share (the “Pro Rata Warrant”), and (iii) 125,000 shares of the Company’s common stock at a price of $20.00 per share (the “Fixed $20.00 Warrant”). The Fixed $2.00 Warrant and the Pro Rata Warrant were exercisable for five years from the date of issuance and the Fixed $20.00 Warrant is exercisable for five years beginning on December 30, 2016.

On November 7, 2016, in connection with the closing of the Share Issuance, we (i) repaid in full all amounts owed under the Master Credit Facility and (ii) terminated the Master Credit Facility and related agreements between the Company and the Lender, including the Board Representation Agreement, dated as of June 30, 2016.  All security interests created under the Master Credit Facility were released upon repayment of the amounts under and termination of the Master Credit Facility.

The Fixed $20.00 Warrant issued to the Lender is still held by the Lender and remains outstanding. On November 7, 2016, the Lender exercised the Fixed $2.00 Warrant and the Pro Rata Warrant to purchase an aggregate of 343,750 shares of common stock, pursuant to which we received proceeds of $687,500.

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

Revenue Recognition

Our principal sources of revenue are recruitment revenue, consumer marketing and consumer advertising revenue, membership subscription fees, lead generation revenues and product sales.  Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from our direct ecommerce sales.  Revenues from recruitment services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable.  Our recruitment revenue is derived from agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services.

Consumer marketing and consumer advertising revenue is recognized either based upon a fixed fee for revenue sharing agreements in which payment is required at the time of posting, or billed based upon the number of impressions (the number of times an advertisement is displayed) recorded on the websites as specified in the customer agreement.

Revenue generated from NAPW Network membership subscriptions is recognized ratably over the 12‑month membership period, although members pay their annual fees at the commencement of the membership period.  Revenue from related membership services are derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements.  Fees related to these services are recognized as revenue at the time the on-line profile is complete and press release is distributed.

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

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, including Part I, Item 1. “Business” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Specifically, this annual report contains forward-looking statements regarding:

•	our beliefs regarding our ability to capture and capitalize on market trends;
•	our expectations on the future growth and financial health of the online diversity recruitment industry and the industry participants, and the drivers of such growth;
•	our expectations regarding continued membership growth;
•	our beliefs regarding the increased value derived from the synergies among our segments; and
•	availability and intended use of liquidity.

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

•	our operating loss in 2015 and 2016;
•	our limited operating history in a new and unproven market;
•	increasing competition in the market for online professional networks;
•	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
•	our ability to adapt to changing technologies and social trends and preferences;
•	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
•	our ability to obtain and maintain intellectual property protection for our intellectual property;
•	our ability to execute our China growth plan
•	any future litigation regarding our business, including intellectual property claims;
•	general and economic business conditions; and
•	legal and regulatory developments.

Additional factors, risks and uncertainties that may affect our results, are discussed in Item 1A. “Risk Factors” of this Annual Report beginning on page 13, and in our subsequent filings with the SEC.  You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement.  Forward-looking statements represent our views as of the date of this annual report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this annual report.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are included on pages F-1 through F-30 of this Annual Report.  See Item 15(a)(l) for a listing of financial statements provided.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2016.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of the end of the period covered in this Annual Report on Form 10-K.  To address the material weakness described below, we have expanded our internal controls to include additional analysis and other procedures over the preparation of the financial statements included in this report.  Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position and results of operations.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Our management has concluded that, as of December 31, 2016, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements.  Specifically, we noted the following:

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

While we believe we have other controls in place that are operating effectively and mitigate the risk of material misstatement, these control deficiencies could result in a misstatement of the presentation and disclosure of our financial statements that would result in a material misstatement in our annual or interim financial statements that would not be prevented or detected.  Accordingly, management determined that these control deficiencies constitute a material weakness in our internal control over financial reporting as of December 31, 2016.

Plan for Remediation of Material Weakness

During 2016, we continued our initiatives to improve and remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2016.

Specifically, the Company implemented new policies to more fully segregate incompatible duties and enhance the overall internal control structure, as noted below:

●	We segregated some check signing ability from finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions.
●	We consolidated our banking relationships for all companies resulting in improved internal and online cash controls and oversight.
●	We consolidated payroll service providers in 2016 allowing for improved control and oversight by senior management.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2016 we continued to undertake efforts to more fully segregate incompatible duties and enhance the overall internal control structure.  We implemented additional review and approval policies and procedures within our operations.  There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Other information required by this item, including information regarding directors, executive officers and corporate governance matters will be incorporated herein by reference to the sections entitled “Proposal 1:  Nomination and Election of Directors – Nominees for Director,” “Corporate Governance – Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2017 annual meeting of shareholders (the “2017 Proxy Statement”), which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of management and certain beneficial owners required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The information required by this item is incorporated herein by reference to the sections entitled “Corporate Governance – Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence” in the 2017 Proxy Statement, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm” in the 2017 Proxy Statement, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2016.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          1.  Financial Statements

The financial statements and schedules listed in the accompanying Index to Financial Statements on page F-1 are filed as part of this report.

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

2.2
Stock Purchase Agreement, dated as of August 12, 2016, by and between Professional Diversity Network, Inc. and Cosmic Forward Limited, including as Exhibit A the form of Stockholders’ Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016).

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended through October 17, 2016 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

Exhibit Number	Description of Exhibit

3.2	Second Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
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

4.5
Common Stock Warrant for the Purchase of 131,250 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8‑K filed with the SEC on September 26, 2014).

4.6
Warrant for the Purchase of 1,000,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $0.25 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 (incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

4.7
Warrant for the Purchase of 1,750,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $0.25 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

4.8
Warrant for the Purchase of 1,000,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $2.50 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 (incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

4.9
Stockholders’ Agreement, dated as of November 7, 2016, by and among Professional Diversity Network, Inc., Cosmic Forward Limited, Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Nan Kou (incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).

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

Exhibit Number	Description of Exhibit

10.6#
Employment Agreement between the Company and David Mecklenburger, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8‑K filed with the SEC on September 26, 2014)

10.7#
Employment Agreement between the Company and Matthew Proman, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8‑K filed with the SEC on September 26, 2014)

10.8#
Employment Agreement between the Company and Star Jones, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.9#
Employment Agreement between the Company and Christopher Wesser, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8‑K filed with the SEC on September 26, 2014)

10.10#
Severance Agreement and General Release, dated as of March 10, 2015, between the Company and Rudy Martinez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2015)

10.11#
Offer Letter, dated February 20, 2015, from the Company to Jorge Perez (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015).

10.12#
Professional Diversity Network, Inc. 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)

10.13
Form of Professional Diversity Network, Inc. 2013 Equity Compensation Plan Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014)

10.14#
Amendment No. 1 to Professional Diversity Network, Inc. 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 16, 2016).

10.15
Asset Purchase Agreement among Professional Diversity Network, Inc. and Careerimp, Inc., dated as of June 14, 2013 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014)

10.16
Asset Purchase Agreement among Professional Diversity Network, Inc. and Personnel Strategies, Inc., dated as of September 18, 2013(incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014)

10.17
Promissory Note issued by the Company to Matthew B. Proman in the principal amount of $445,000, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

10.18
Professional Diversity Network, Inc. 2013 Equity Compensation Plan Code Section 409A Nonqualified Stock Option Award Agreement, dated as of September 24, 2014, between Matthew Proman and the Company (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014)

10.19
Restricted Stock Agreement between the Company and Star Jones, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 30, 2014)

10.20
Restricted Stock Agreement between the Company and Christopher Wesser, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2014)

10.21
Separation Agreement and Mutual Release of All Claims, dated as of July 16, 2015, between the Company and Matthew Proman (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

10.22
Confidential Settlement and Mutual Release of All Claims, dated November 4, 2016 by and between the Company and Matthew B. Proman (incorporated herein by reference to the Company’s Current Report filed with the SEC on November 14, 2016).

Exhibit Number	Description of Exhibit

10.23
Master Credit Facility dated March 30, 2016 by and among Professional Diversity Network, Inc., NAPW, Inc., Noble Voice LLC and Compliant Lead LLC, as borrowers, and White Winston Select Asset Funds, LLC, as lender (incorporated herein by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2016).

10.24
Amendment to the Master Credit Facility and Consent and Waiver Agreement, dated as of August 10, 2016, by and among Professional Diversity Network, Inc., NAPW, Inc., Noble Voice, LLC, Compliant Lead LLC and White Winston Select Asset Funds, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016).

10.25
Board Representation Agreement dated June 30, 2016 by and among Professional Diversity Network, Inc. and White Winston Select Asset Funds, LLC (incorporated herein by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).

10.26#
Employment Agreement between the Company and Katherine Butkevich, dated September 30, 2016 (incorporated herein by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016).

21*	List of Subsidiaries of the Company
23*	Consent of Marcum LLP.
24	Powers of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.
#	Denotes a management contract or compensation plan or arrangement
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

We have audited the accompanying consolidated balance sheets of Professional Diversity Network, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations,  stockholders’ equity and cash flows for the years then ended. These  financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Diversity Network, Inc. and Subsidiaries, as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP
Melville, NY
March 31, 2017

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
		(revised)
Current Assets:
Cash and cash equivalents	$6,068,973	$2,070,693
Accounts receivable, net	2,170,529	2,510,530
Short-term investments	-	500,000
Incremental direct costs	423,023	1,023,916
Prepaid license fee	-	112,500
Prepaid expenses and other current assets	957,140	411,592
Total current assets	9,619,665	6,629,231

Property and equipment, net	277,534	444,398
Capitalized technology, net	173,368	456,523
Goodwill	20,201,190	20,201,190
Intangible assets, net	9,183,439	12,051,839
Merchant reserve	1,426,927	1,260,849
Security deposits	220,754	383,786
Other assets	35,000	-
Total assets	$41,137,877	$41,427,816

Current Liabilities:
Accounts payable	$2,172,332	$4,465,941
Accrued expenses	962,172	837,712
Deferred revenue	5,485,599	9,966,893
Customer deposits	-	112,500
Promissory note	-	445,000
Total current liabilities	8,620,103	15,828,046

Deferred rent	55,718	45,155
Deferred tax liability	3,653,274	4,942,908
Other liabilities	33,159	426,267
Total liabilities	12,362,254	21,242,376

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value, 45,000,000 shares authorized, 3,623,899 shares and 1,815,232 shares issued as of December 31, 2016 and 2015, respectively, and 3,619,338 and 1,808,628 shares outstanding as of December 31, 2016 and 2015, respectively	36,204	18,097
Additional paid in capital	76,234,772	63,554,194
Accumulated deficit	(47,458,236)	(43,349,734)
Treasury stock, at cost; 1,048 shares at December 31, 2016 and 2015	(37,117)	(37,117)
Total stockholders' equity	28,775,623	20,185,440

Total liabilities and stockholders' equity	$41,137,877	$41,427,816

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
		(revised)
Revenues:
Membership fees and related services	$16,254,932	$24,530,170
Lead generation	6,239,057	9,499,203
Recruitment services	2,931,642	3,123,537
Product sales and other	578,466	748,648
Consumer advertising and marketing solutions	222,969	280,043
Total revenues	26,227,066	38,181,601

Costs and expenses:
Cost of revenues	3,082,467	5,576,184
Sales and marketing	13,315,008	22,501,594
General and administrative	11,332,640	15,670,331
Gain on litigation settlement, net	(1,240,297)	-
Goodwill impairment expense	-	27,140,126
Depreciation and amortization	3,323,711	3,650,747
Loss on sale of property and equipment	-	34,147
Total costs and expenses	29,813,529	74,573,129

Loss from operations	(3,586,463)	(36,391,528)

Other income (expense):
Interest expense	(1,567,317)	(84,728)
Interest and other income	8,532	26,532
Gain on settlement of debt	148,112	20,161
Other expense, net	(1,410,673)	(38,035)

Change in fair value of warrant liability	(401,000)	93,789

Loss before income tax expense (benefit)	(5,398,136)	(36,335,774)
Income tax expense (benefit)	(1,289,634)	1,919,497
Net loss	$(4,108,502)	$(38,255,271)

Net loss per common share, basic and diluted	$(1.98)	$(21.99)

Weighted average shares used in computing net loss per common share:
Basic and diluted	2,076,724	1,739,824

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at January 1, 2015	1,591,323	$15,913	$58,757,689	$(5,094,463)	1,048	$(37,117)	$53,642,022
Sale of common stock in secondary offering, net of offering costs of $655,106	208,750	2,088	4,352,806	-	-	-	4,354,894
Sale of over- allotment common stock to underwriter, net of underwriter’s discount of $15,771	9,388	94	209,435	-	-	-	209,529
Repurchase of common stock on vesting of restricted stock	(8,118)	(81)	(211,760)	-	-	-	(211,841)
Stock-based compensation	8,333	83	446,024	-	-	-	446,107
Net loss	-	-	-	(38,255,271)	-	-	(38,255,271)
Balance at December 31, 2015 (revised)	1,809,676	$18,097	$63,554,194	$(43,349,734)	1,048	$(37,117)	$20,185,440
Stock-based compensation	2,778	28	264,303	-	-	-	264,331
Repurchase of common stock on vesting of restricted stock	(735)	(7)	(5,474)	-	-	-	(5,481)
Reclassification of derivative liability	-	-	781,000	-	-	-	781,000
Issuance of warrants in connection with Master Credit Agreement	-	-	403,458	-	-	-	403,458
Proceeds from sale of common stock to Cosmic Forward Limited, net of other costs of $3,495,326	1,777,417	17,774	13,550,103	-	-	-	13,567,877
Shares repurchased in connection with tender offer	(312,500)	(3,125)	(2,996,875)	-	-	-	(3,000,000)
Exercise of warrants	343,750	3,437	684,063	-	-	-	687,500
Net loss	-	-	-	(4,108,502)	-	-	(4,108,502)
Balance at December 31, 2016	3,620,386	$36,204	$76,234,772	$(47,458,236)	1,048	$(37,117)	$28,775,623

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
		(revised)
Cash flows from operating activities:
Net loss	$(4,108,502)	$(38,255,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,323,711	3,650,747
Deferred tax expense (benefit)	(1,289,634)	1,919,497
Gain on litigation settlement	(1,740,297)	-
Gain on lease cancellation	(423,998)	-
Impairment expense	-	27,140,126
Stock-based compensation expense	264,331	446,107
Amortization of deferred financing costs	1,527,672	-
Amortization of prepaid license fees	112,500	225,000
Amortization of premium on short-term investments, net	-	76,878
Amortization of customer deposits	(112,500)	(225,000)
Change in fair value of warrant liability	401,000	(93,789)
Loss on sale of property and equipment	-	34,147
Provision for bad debt	-	70,000
Write off property and equipment	-	191,946
Gain on settlement of debt	(148,112)	(20,161)
Accretion of debt discount	-	7,814
Changes in operating assets and liabilities:
Accounts receivable	340,001	835,937
Prepaid expenses and other current assets	(545,548)	(30,535)
Incremental direct costs	600,893	(123,048)
Accounts payable	(553,312)	(475,194)
Accrued expenses	127,572	154,292
Deferred income	(4,481,294)	(2,139,137)
Deferred rent	10,563	19,209
Other liabilities	30,890	426,267
Net cash used in operating activities	(6,664,064)	(6,164,168)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	500,000	5,547,000
Purchases of short-term investments	-	(925,000)
Costs incurred to develop technology	-	(419,359)
Purchases of property and equipment	(5,292)	(84,237)
Proceeds from the sale of property and equipment	-	9,060
Security deposits	163,032	(12,476)
Net cash provided by investing activities	657,740	4,114,988

Cash flows from financing activities:
Proceeds from the sale of common stock	17,063,203	5,235,300
Exercise of warrants	687,500	-
Payment of offering costs	(3,530,326)	(670,877)
Repurchase of common stock	(3,000,000)	-
Proceeds from line of credit	2,159,362	-
Repayment of line of credit	(2,159,362)	-
Payment of deferred financing costs related to Master Credit Facility	(744,214)	-
Repayment of note payable	(300,000)	(1,336,944)
Merchant reserve	(166,078)	(400,000)
Shares repurchased on vesting of restricted stock	(5,481)	(211,841)
Payments of capital leases	-	(15,232)
Net cash provided by financing activities	10,004,604	2,600,406

Net increase in cash and cash equivalents	3,998,280	551,226
Cash and cash equivalents, beginning of year	2,070,693	1,519,467
Cash and cash equivalents, end of year	$6,068,973	$2,070,693

Professional Diversity Network, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2016	2015

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$19,375	$-
Cash paid for interest	$37,492	$-
Non-cash disclosures:
Working capital adjustment to note payable	$-	$32,281
Increase in goodwill resulting from NAPW legal settlement	$-	$133,693

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

2. Liquidity, Financial Condition and Management’s Plans

At December 31, 2016, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the closing of the CFL Transaction (as defined in Note 11).

The Company had an accumulated deficit of approximately $47,458,000 at December 31, 2016. During the year ended December 31, 2016, the Company generated a net loss of approximately $4,109,000, used cash in operations of approximately $6,664,000, and the Company expects that it will continue to generate operating losses for the foreseeable future. At December 31, 2016, the Company had a cash balance of approximately $6,069,000. Total revenues were approximately $26,227,000 and $38,182,000 for the years ended December 31, 2016 and 2015, respectively. The Company had a working capital (deficit) of approximately $1,000,000 and $(9,199,000) at December 31, 2016 and 2015, respectively.

The Company is closely monitoring operating costs and capital requirements and has developed an operating plan for 2017. The Company has had cost reductions in the areas of its staffing levels and operating budgets. However, it does not anticipate further reduction in workforce.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 7, 2016, the Company consummated the issuance and sale of 1,777,417 shares of the Company’s common stock to Cosmic Forward Limited (“CFL”) at a price of $9.60 per share (“Share Issuance”). In addition, on November 7, 2016, the Company completed the purchase of 312,500 shares of its common stock at a price of $9.60 per share (“Tender Offer”). The Company received total gross proceeds of $17,063,000 from the Share Issuance, or $14,063,000 after giving effect to the payment for the 312,500 shares of common stock from the Tender Offer. The Company received approximately $9,000,000 in net proceeds from the Share Issuance, after repayment of all amounts outstanding under the Master Credit Facility and the payment of transaction-related expenses.

As discussed in Note 18, on January 18, 2017, the Company consummated the issuance and sale of 312,500 shares of the Company’s common stock to CFL at a price of $9.60 per share, for total gross proceeds of $3,000,000, or $2,800,000 after giving effect to the payment of transaction-related expenses.

Management believes that its available funds and cash flow from operations will be sufficient to meet its working capital requirements through March 2018. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

3. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future intervening events. Accordingly, the actual results could differ significantly from estimates.

Significant estimates underlying the financial statements include the fair value of acquired assets and liabilities associated with acquisitions; assessment of goodwill impairment, other intangible assets and long-lived assets for impairment; allowances for doubtful accounts and assumptions related to the valuation allowances on deferred taxes, the valuation of stock-based compensation and the valuation of stock warrants.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revision of Financial Statements – During the preparation of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, the Company determined that it had incorrectly recorded a discount against certain deferred revenue acquired in the acquisition of NAPW on September 24, 2014 and miscalculated amortization of such deferred revenue during the quarter ended March 31, 2015. The error resulted in an understatement of “Deferred revenue” and “Goodwill” recorded in the acquisition and subsequently resulted in an overstatement of “Revenues” and an understatement of “Impairment expense” and “Net loss” during each of the quarterly periods during the year ended December 31, 2015 and for the year ended December 31, 2015. The Company quantified the errors in accordance with SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Financial Statements.” The Company assessed the materiality of the misstatement in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and concluded that this misstatement was not material to the Company’s consolidated financial position or results of operations for the prior periods and that amendments of previously filed reports were not required. However, the Company determined that the impact of the corrections would be too significant to record in the third quarter of fiscal 2016. As such, the revision for the correction is reflected in the year ended December 31, 2015 financial information in this Annual Report on Form 10-K. Disclosure of the revised amounts will also be reflected in future filings containing the applicable periods.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of this revision on the line items within the Company’s consolidated balance sheets as of December 31, 2015 was as follows:

	December 31, 2015
	As previously
	reported	Adjustment	As revised
Deferred revenue	$7,507,176	$2,459,717	$9,966,893
Total current liabilities	13,368,329	2,459,717	15,828,046
Total liabilities	18,782,659	2,459,717	21,242,376
Accumulated deficit	(40,890,017)	(2,459,717)	(43,349,734)
Stockholders’ equity	$22,645,157	$(2,459,717)	$20,185,440

The effect of this revision on the line items within the Company’s consolidated statements of operations for the year ended December 31, 2015 was as follows:

	Year Ended
	December 31, 2015
	As previously
	reported	Adjustment	As revised
Revenues	$38,614,226	$(432,625)	$38,181,601
Impairment expense	25,113,034	2,027,092	27,140,126
Loss from operations	(33,931,811)	(2,459,717)	(36,391,528)
Net loss	$(35,795,554)	$(2,459,717)	$(38,255,271)
Net loss per share:
Basic and Diluted (as adjusted for the Reverse Stock Split)	$(20.56)	$(1.43)	$(21.99)

The effect of this revision on the line items within the Company’s consolidated statements of cash flows for the year ended December 31, 2015 was as follows:

	Year Ended
	December 31, 2015
	As previously
	reported	Adjustment	As revised
Net loss	$(35,795,554)	$(2,459,717)	$(38,255,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	25,113,034	2,027,092	27,140,126
Changes in operating assets and liabilities: deferred revenue	(2,571,762)	432,625	(2,139,137)
Cash used in operating activities	$(6,164,168)	$—	$(6,164,168)

Cash and Cash Equivalents - The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Short-Term Investments - All highly liquid investments that have an original maturity of greater than 90 days but less than one year at the date of purchase are classified as short-term investments. The Company classifies short-term investments as held to maturity and carries them at amortized cost if the Company has the positive intent and ability to hold the securities to maturity. Short-term investments amounted to $0 and $500,000 at December 31, 2016 and 2015, respectively.

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2016 and 2015, the allowance for doubtful accounts amounted to $95,000.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. The commissions are deferred and amortized over the term of membership, which is a 12 month period. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Incremental direct costs amounted to $423,023 and $1,023,916 at December 31, 2016 and 2015, respectively. Amortization expense of deferred commissions amounted to $1,758,000 and $2,252,000 for the years ended December 31, 2016 and 2015, respectively.

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

Business Combinations - ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill is tested for impairment at the reporting unit level on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, and the recurring losses in the PDN Network, the Company undertook a review of the carrying amount of its goodwill as of December 31, 2015. The Company performed its review based on both qualitative and quantitative factors and determined that carrying value of NAPW’s and PDN’s goodwill exceeding its implied fair value. Accordingly, the Company recorded a goodwill impairment charge of $27,140,126 in the accompanying consolidated statement of operations for the year ended December 31, 2015. There was no impairment of goodwill as of December 31, 2016.

The Company periodically reviews the carrying values of its intangible and long lived assets when events or changes in circumstances would indicate that it is more likely than not that their carrying values may exceed their realizable values, and record impairment charges when considered necessary. When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. The cash flow estimates used in such calculations are based on estimates and assumptions, using all available information that management believes is reasonable. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the years ended December 31, 2016 and 2015, the Company noted no indicators of impairment.

Deferred Revenue – Deferred revenue includes customer deposits received prior to performing services which are recognized as revenue when revenue recognition criteria are met.

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

Membership Fees and Related Services

Membership fees are collected up-front and member benefits become available immediately; however those benefits must remain available over the 12 month membership period. At the time of enrollment, membership fees are recorded as deferred revenue and are recognized as revenue ratably over the 12 month membership period. Members who are enrolled in this plan may cancel their membership in the program at any time and receive a partial refund (amount remaining in deferred revenue) or due to consumer protection legislation, a full refund based on the policies of the member’s credit card company.

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

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product Sales and Other Revenue

Products offered to members relate to custom made plaques and an annual registry book. Product sales are recognized as deferred revenue at the time the initial order is placed. Revenue is then recognized at the time these products are shipped. The Company’s shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations.

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

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the years ended December 31, 2016 and 2015, the Company incurred advertising and marketing expenses of approximately $2,694,000 and $6,129,000, respectively. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations. At December 31, 2016 and 2015, there were no prepaid advertising expenses recorded in the accompanying consolidated balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2013 through 2016.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2016.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2016 and 2015 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2016	2015
Warrants to purchase common stock	170,314	45,314
Stock options	69,950	19,653
Unvested restricted stock	2,778	5,556
	243,042	70,523

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company will adopt the standard on January 1, 2018, using the full retrospective transition method, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2016 and the restatement of the financial statements for all prior periods presented. The Company continues to evaluate the impact of adoption of this standard on its consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company adopted the methodologies prescribed by ASU 2014-15 as of January 1, 2016. The adoption of ASU 2014-15 did not have a material effect on the Company’s financial position or results of operations.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 along with amending other parts of the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. At adoption, this update will require a prospective approach. The Company is currently evaluating the impact of adopting this guidance.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and Equipment is as follows:
	December 31,
	2016	2015
Computer hardware	$377,185	$371,893
Furniture and fixtures	227,828	227,828
Leasehold improvements	147,016	147,016
	752,029	746,737
Less: Accumulated depreciation	(474,495)	(302,339)
	$277,534	$444,398

Depreciation expense for the years ended December 31, 2016 and 2015 was $172,156 and $279,455, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

5. Capitalized Technology

Capitalized Technology, net is as follows:
	December 31,
	2016	2015
Capitalized cost:
Balance, beginning of period	$1,888,791	$1,469,432
Additional capitalized cost	-	419,359
Balance, end of period	$1,888,791	$1,888,791

Accumulated amortization:
Balance, beginning of period	$1,432,268	$943,362
Provision for amortization	283,155	488,906
Balance, end of period	$1,715,423	$1,432,268
Capitalized Technology, net	$173,368	$456,523

Amortization expense of $283,155 and $488,906 for the years ended December 31, 2016 and 2015, respectively, is recorded in depreciation and amortization expense in the accompanying statement of operations.

6. Intangible Assets

Intangible assets, net is as follows:
December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(898,764)	$3,071,236
Paid Member Relationships	5	890,000	(402,972)	487,028
Member Lists	5	8,957,000	(4,055,531)	4,901,469
Developed Technology	3	978,000	(718,166)	259,834
Trade Name/Trademarks	4	480,000	(269,861)	210,139
Customer Relationships	5	280,000	(116,667)	163,333
		15,555,000	(6,461,961)	9,093,039
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$9,183,439

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(501,764)	$3,468,236
Paid Member Relationships	5	890,000	(224,972)	665,028
Member Lists	5	8,957,000	(2,264,131)	6,692,869
Developed Technology	3	978,000	(392,167)	585,833
Trade Name/Trademarks	4	480,000	(149,860)	330,140
Customer Relationships	5	280,000	(60,667)	219,333
		15,555,000	(3,593,561)	11,961,439
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$12,051,839

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2017	$2,802,233
2018	2,563,872
2019	1,846,697
2020	397,000
2021	397,000
Thereafter	1,086,237
$9,093,039

Amortization expense of $2,868,400 and $2,882,386 for the years ended December 31, 2016 and 2015, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

7. Goodwill

Goodwill is summarized as follows:
	2016	2015
Balance at January 1,	$20,201,190	$45,180,531
Increase in goodwill due to Old NAPW legal settlement	-	133,693
Impairment expense on NAPW	-	(24,717,157)
Impairment expense on PDN	-	(395,877)
Balance at December 31,	$20,201,190	$20,201,190

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Master Credit Facility

On March 30, 2016, the Company entered into a Master Credit Facility with White Winston Select Asset Funds, LLC (“White Winston”), a private investment fund, pursuant to which the Company was granted a revolving credit facility (the “Master Credit Facility”) in the aggregate amount of up to $5,000,000. On June 30, 2016 (the “Closing Date”), the Company closed the Master Credit Facility and an initial disbursement of $1,572,576 (before reduction of related fees and expenses, or $1,022,623 of net proceeds) was made pursuant to the Master Credit Facility. Advances under the Master Credit Facility were issued at 95% of par value (the “Debt Discount”), with such Debt Discount deducted from the gross amount of the proceeds available under the Master Credit Facility at Closing and recorded as a debt issuance cost. White Winston could make advances under the Master Credit Facility provided that the aggregate principal amount outstanding under the Master Credit Facility did not exceed 75% of the then-outstanding balance of the Company’s customer receivables (as defined in the Master Credit Facility). During the year ended December 31, 2016, the Company received additional advances in the aggregate amount of $586,786. The Master Credit Facility was to mature on June 30, 2018 and bore interest at a rate of 8.0% per annum. Interest was payable monthly in arrears. In addition, from and after the first anniversary of the date of the Master Credit Facility and continuing until the Master Credit Facility was repaid in full, the Company was required to pay an additional fee of 3.0% on the average daily unborrowed portion of the Master Credit Facility. The fee was payable quarterly in arrears. On November 7, 2016, in connection with the closing of the CFL Transaction described below, the Company (i) repaid in full amounts owed under the Master Credit Facility and (ii) terminated the Master Credit Facility and related agreements between the Company and White Winston, including the Board Representation Agreement. All security interest created under the Master Credit Facility were released upon repayment of the amounts due under and the termination of the Master Credit Facility.

Pursuant to the terms of the Master Credit Facility, on June 30, 2016, the Company issued to White Winston warrants to purchase up to (i) 125,000 shares of the Company’s common stock at a price of $2.00 per share (the “Fixed $2.00 Warrant”); (ii) 218,750 shares of the Company’s common stock at a price of $2.00 per share (the “Pro Rata Warrant”), provided that the number of shares for which the Pro Rata Warrants were exercisable would be pro-rata based on the ratio of the actual advances made under the Master Credit Facility to the aggregate face amount of the Master Credit Facility and (iii) 125,000 shares of the Company’s common stock at a price of $20.00 per share (the “Fixed $20.00 Warrant”). The Fixed $2.00 Warrant and the Pro Rata Warrant were exercisable for five years from the date of issuance and the Fixed $20.00 Warrant is exercisable for five years beginning on December 30, 2016.

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

The Company determined that the Pro Rata Warrant should be treated as a derivative liability in accordance with ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” due to the variable number of shares issuable. Accordingly, the Pro Rata Warrant was initially recorded at fair value, with changes in the fair value of the liability recorded in other income/expense in the accompanying consolidated statements of operations. The Company determined the fair value of the Pro Rata Warrant issued to White Winston on June 30, 2016 to be $511,325, of which $380,000 was valued as the portion attributable to the unexercisable Pro Rata Warrant using the Monte Carlo model with the following assumptions: (1) expected volatility of 100.00%, (2) risk-free interest rate of 1.01% and (3) expected life of five years. The Company recorded a $401,000 change in the fair value of the liability during the year ended December 31, 2016 (see Note 16).

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded the value of $131,325 attributable to the 68,800 exercisable Pro Rata Warrants at June 30, 2016 as a component of additional paid in capital in the accompanying consolidated balance sheets.

On August 10, 2016, the Company entered into an Amendment to Master Credit Facility and Consent and Waiver Agreement (the “Amendment”) with White Winston in connection with the CFL Transaction (see Note 10). Pursuant to the Amendment, White Winston consented to the CFL Transaction and waived its participation rights and board representation rights under the Board Representation Agreement in connection with the CFL Transaction. In consideration for the Amendment, the Company agreed that the Pro Rata Warrant would be fully exercisable, notwithstanding the pro rata formula set forth in the warrant, and paid a fee of $15,000. In addition, White Winston granted the Company an option to repurchase its outstanding, in-the-money warrants following consummation of the Tender Offer on the terms set forth in the Amendment.

As a result of the Amendment, all 218,750 Pro Rata Warrants became exercisable and the derivative liability in the amount of $781,000 pertaining to the Pro Rata Warrants was reclassified to additional paid in capital (see Note 16).

The issuance of the Fixed $2.00 Warrant, the Fixed $20.00 Warrant and the Pro Rata Warrant was treated as a debt issue cost and, accordingly, was recorded as a direct deduction from the carrying amount of Master Credit Facility and was being amortized to interest expense over the contractual term of the Master Credit Facility. During the year ended December 31, 2016, accretion of the costs amounted to $97,933.

The Company incurred cash fees associated with the closing of the Master Credit Facility of $744,214. These amounts were treated as a debt issue cost and, accordingly, were recorded as a direct deduction from the carrying amount of Master Credit Facility and were being amortized to interest expense over the contractual term of the Master Credit Facility. During the year ended December 31, 2016, accretion of the fees amounted to $58,661.

Contractual interest expense on the Master Credit Facility amounted to $37,000 for the year ended December 31, 2016.

On November 7, 2016, in connection with the closing of the CFL Transaction described below, the Company (i) repaid in full amounts owed under the Master Credit Facility and (ii) terminated the Master Credit Facility and related agreements between the Company and White Winston, including the Board Representation Agreement. All security interest created under the Master Credit Facility were released upon repayment of the amounts due under and the termination of the Master Credit Facility. Accordingly, the Company amortized the remaining balance of the debt issue costs, amounting to $1,371,078, to interest expense in the accompanying consolidated statements of operations.

The Fixed $20.00 Warrant issued to White Winston is still held by White Winston and remains outstanding. On November 7, 2016, White Winston exercised the Fixed $2.00 Warrant and the Pro Rata Warrant to purchase an aggregate of 343,750 shares of common stock.

9. Promissory Note

The Company had an outstanding promissory note in the amount of $445,000 (the “Promissory Note”) payable to Matthew Proman (“Proman”), the Company’s former Executive Vice President and Chief Operating Officer (see Note 10). The stated interest rate of the Promissory Note was 0.35%, which was determined to be below the Company’s expected borrowing rate of 4.80%, therefore the Promissory Note was discounted by $10,418 using a 4.45% imputed annual interest rate. The discount was amortized over the term of the Promissory Note as non-cash interest expense in the consolidated statements of operations.

The discount was fully amortized at December 31, 2015. Interest expense amounted to $1,167 and $9,370 for years ended December 31, 2016 and 2015, respectively, which includes amortization of debt discount of $0 and $7,425, respectively.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 10, on November 4, 2016, the Company paid Mr. Proman $300,000 in full satisfaction of the Promissory Note, inclusive of accrued interest. As such, the Company recorded a gain on the settlement of debt of $148,112 in the accompanying consolidated statements of operations.

The Promissory Note, net of the unamortized discount, amounted to $0 and $445,000 as of December 31, 2016 and 2015, respectively.

10. Commitments and Contingencies

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

The Company leases space for its headquarters in Chicago, Illinois under a lease that expires on June 30, 2017.  The Company also leases office space in Minnetonka, Minnesota for its Events division under a lease that expires on September 30, 2017.

The Company leases office space in Garden City, New York, under a lease that expires on February 28, 2019, which is used by NAPW Network membership coordinators and executive and administrative staff.

The Company leases office space in Jericho, New York, under a lease that ends on June 30, 2018.  The Company currently sub-leases that property to a tenant under a landlord-approved sublease that is coterminous with the Company’s prime lease. The sublease provides for payments on a graduated basis through its expiration date of July 30, 2018.

The Company leases office space in Darien, Illinois, which serves as the headquarters and sales center of Noble Voice.  The lease expires August 31, 2017.

Beginning January 1, 2017, the Company leases office space in China under a non-cancelable lease arrangement that provides for payments on a graduated basis through December 31, 2019.

Rent expense, amounting to $1,059,749 and $1,436,902 for the years ended December 31, 2016 and 2015, respectively, is included in general and administrative expense in the consolidated statements of operations. Included in rent expense is sublease income of $363,000 and $345,000 for the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, the Company recorded a gain on lease cancellation of approximately $424,000 related to the closing of its Los Angeles, CA office in general and administrative expenses in the accompanying consolidated statements of operations.

Future annual minimum payments net of sublease income due under the leases are summarized as follows:

Year ending December 31,
2017	$992,823
2018	815,671
2019	292,177
$2,100,671

Legal Proceedings

The Company and its wholly-owned subsidiary, NAPW, Inc. ("NAPW"), became parties during the year ended December 31, 2016 to an action captioned LinkedIn Corp. v. NAPW, Inc. and Professional Diversity Network, Inc., No. 16-CV-299784 (Santa Clara Superior Ct.). The complaint was filed on September 12, 2016. The plaintiff, LinkedIn Corp. (“LinkedIn”), sought payment of outstanding amounts it claimed were owed under a marketing agreement between LinkedIn and NAPW.  The Company presented LinkedIn with a counter-claim and the matter was mediated.  On December 20, 2016, the parties settled and released all claims against one another for the Company's payment of $1,450,000, which the Company paid in full on January 10, 2017.  As a result of the settlement and release, the Company recorded a gain on litigation settlement in the amount of $1,740,297 in the accompanying statement of operations for the year ending December 31, 2016.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action filed in January 2016 alleging violations of various California Labor Code (wage & hour) sections.  This matter was fully resolved when the Company agreed to deposit $500,000 with the Court’s administrator to be distributed to the class of plaintiffs.  While the matter was fully resolved by the Court’s November 28, 2016 approval of the settlement, the funds distribution and other logistical processes are expected to fully conclude during 2017. As a result of the settlement, the Company recorded a litigation settlement expense in the amount of $500,000, which is recorded in gain on litigation settlement, in the accompanying statement of operations for the year ending December 31, 2016.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904 (“NLRB”), filed with the National Labor Relations Board in June 2015 and alleging violations of the National Labor Relations Act against the Company and its wholly-owned subsidiary, NAPW, Inc., where employee was allegedly terminated for asserting “union organizing” rights. While the Company disputes that any rights were impacted, the NLRB has issued its preliminary order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies. The NLRB’s order is currently awaiting affirmation or rejection by the U.S. Court of Appeals for the Ninth Circuit.

The Company is a party to a proceeding captioned Paul Sutcliffe v. Professional Diversity Network, Inc., No. 533-2016-00033 (EEOC), filed with the Equal Employment Opportunity Commission in April 2016 and alleging violations of Title VII and the Age Discrimination in Employment Act, where employee was allegedly terminated due to his race (Caucasian) and his age (over 40). The EEOC has issued a preliminary finding that the Company discriminated against the complainant. The complainant has not yet filed a lawsuit.

Separation Agreement

On July 16, 2015, the Company and Proman entered into a Separation Agreement whereby Proman resigned from his position as the Company’s Executive Vice President and Chief Operating Officer and resigned from the Company’s Board of Directors. Under the terms of the Separation Agreement, the Company paid Proman severance in an amount equal to the value of nine months of his annual salary, or $206,250, which is recorded in general and administrative expenses in the accompanying consolidated statements of operations.

On November 4, 2016, the Company entered into a Confidential Settlement and Mutual Release of All Claims (the “Release”) with Proman, pursuant to which the Company agreed among other things that (i) it would pay Proman $300,000 at the closing of the Share Issuance and Sale (see Note 11), (ii) the Separation Agreement would be terminated as of November 4, 2016, and (iii) the Promissory Note in the principal amount of $445,000 dated September 24, 2014 in favor of Proman would be terminated as of November 4, 2016. The Company also agreed that notwithstanding the termination of the Separation Agreement pursuant to the Release, Proman’s co-sale right would be preserved and he would continue to hold the options and warrants he held as of November 4, 2016. On November 7, 2016, the Company paid Proman $300,000 pursuant to the Release.

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

11. CFL Transaction

On August 12, 2016, the Company entered into a stock purchase agreement (the “Purchase Agreement”), with CFL, a Republic of Seychelles company wholly-owned by a group of Chinese investors. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to CFL (the “Share Issuance and Sale”), and CFL agreed to purchase, at a price of $9.60 per share (the “Per Share Price”), upon the terms and subject to the conditions set forth in the Purchase Agreement, a number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), such that CFL will hold shares of Common Stock equal to approximately 51% of the outstanding shares of Common Stock, determined on a fully-diluted basis, after giving effect to the consummation of the transactions contemplated by the Purchase Agreement, including the Tender Offer described below (the “CFL Transaction”).

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

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 7, 2016, the Company consummated the Share Issuance and Sale of 1,777,417 shares of its common stock to CFL at a price of $9.60 per share, pursuant to the terms of the Purchase Agreement, dated August 12, 2016. In addition, on November 7, 2016, the Company completed the purchase of 312,500 shares of its common stock at a price of $9.60 per share, net to the seller in cash, pursuant to the Tender Offer. The Company received approximately $9,000,000 in net proceeds from the Share Issuance and Sale, after the payment for the shares repurchased in the Tender Offer, the repayment of all amounts outstanding under the Master Credit Facility and the payment of transaction-related expenses.

At the closing of the CFL Transaction, the Company entered into a Stockholders’ Agreement, dated November 7, 2016 (the “Stockholders’ Agreement”) with CFL and each of its shareholders: Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Kou (the “CFL Shareholders”). The Stockholders’ Agreement sets forth the agreement of the Company, CFL and the CFL Shareholders relating to board representation rights, transfer restrictions, standstill provisions, voting, registration rights and other matters following the closing of the Share Issuance and Sale (see Note 18).

12. Employment Agreement

On September 30, 2016, the Company entered into an employment agreement (the “Employment Agreement”) with Katherine Butkevich, the Company’s former Chief Executive Officer. The Employment Agreement provides for an initial term of two years, and is subject to extension upon agreement of the Company and Ms. Butkevich unless either party provides advance written notice of its or her intention not to extend. Under the Employment Agreement, Ms. Butkevich will receive an annual base salary of $300,000, subject to increase, but not decrease, in the sole discretion of the Company’s Board of Directors (the “Board”) or the Compensation Committee of the Board (the “Compensation Committee”). Ms. Butkevich will be eligible to receive an annual incentive bonus, at a target amount of not less than her base salary, based upon the achievement of one or more performance goals, targets, measurements and other factors, established for such year by the Compensation Committee. Ms. Butkevich will also participate in all benefit plans and programs, subject to certain conditions and exceptions, as are generally provided by the Company to its other senior executive employees.

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

On December 22, 2016, the Company appointed Maoji (Michael) Wang to the position of Chief Executive Officer and Ms. Butkevich became the Company’s Chief Executive Officer of NAPW.

13. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of December 31, 2016, the Company had 3,619,338 shares of common stock outstanding.

In April 2015, the Company sold an aggregate of 208,750 shares of the Company’s common stock at $24.00 per share for gross proceeds of $5,010,000. Net proceeds, after the payment of commissions and legal and other expenses, amounted to approximately $4,400,000. In May 2015, the underwriters elected to exercise their option to purchase an additional 9,388 shares of the Company’s common stock at $24.00 per share, for gross proceeds of $225,300, or approximately $210,000 after the payment of underwriting commissions and discounts.

14. Stock-Based Compensation

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

Stock Options

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of its options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the Company’s stock option activity for the year ended December 31, 2016:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2015	19,653	$30.00	8.0	$-
Granted	57,500	8.19
Exercised	-	-
Forfeited or Canceled	(7,203)	(30.11)
Outstanding – December 31, 2016	69,950	$12.07	9.0	$156,975

Exercisable – December 31, 2016	29,430	15.96	8.1	$52,326

As discussed in Note 12, the Company granted 57,500 stock options to Ms. Butkevich in connection with her Employment Agreement. These options had a fair value of $230,575, using the Black-Scholes option-pricing model with the following assumptions:

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk-free interest rate	1.14%
Expected dividend yield	0.00%
Expected volatility	53.96%
Expected term	5.5 years

The options are exercisable at an exercise price of $8.19 per share over a ten-year term and vest over three years. The Company recorded $102,480 as compensation expense during the year ended December 31, 2016 pertaining to this grant.

On March 23, 2015, the Company granted 4,109 stock options to certain directors for future services. These options had a grant date fair value of $61,443 using the Black-Sholes option-pricing model with the following assumptions:

Risk-free interest rate	1.41%
Expected dividend yield	0.00%
Expected volatility	39.47%
Expected term	5.5 years

The options are exercisable at an exercise price of $39.20 per share over a ten-year term and vest over one year. The Company recorded $15,379 and $46,080 as compensation expense during the years ended December 31, 2016 and 2015, respectively, pertaining to this grant.

The Company recorded non-cash compensation expense of approximately $154,000 and $105,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at December 31, 2016 amounts to approximately $135,000 and is expected to be recognized over a remaining weighted average period of 1.2 years.

Warrants

The following table summarizes the Company’s warrant activity for the year ended December 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2015	45,314	$66.72	3.5	$-
Granted	468,750	6.80
Exercised	(343,750)	2.00
Forfeited/Canceled/Expired	-	-
Outstanding – December 31, 2016	170,314	$32.44	4.3	$-

Exercisable – December 31, 2016	170,314	$32.44	4.3	$-

As discussed in Note 8, on June 30, 2016, the Company granted warrants to purchase 468,750 shares of common stock. The fair value of the warrants issued of $783,458 has been recorded as a direct deduction from the carrying amount of Master Credit Facility.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not grant any warrants to purchase shares of common stock during the year ended December 31, 2015.

A summary of the changes in the Company’s unvested warrants is as follows:
	Number of Warrants	Weighted Average Grant Date Fair Value
Unvested – December 31, 2015	-	$-
Granted	468,750	1.67
Vested	(468,750)	(1.67)
Forfeited/Canceled/Expired	-	-
Unvested – December 31, 2016	-	$-

On November 7, 2016, warrants to purchase an aggregate of 343,750 shares of common stock were exercised for an aggregate exercise price of $687,500.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2016 is as follows:
Number of Shares
Unvested - December 31, 2015	5,556
Granted	-
Vested	(2,778)
Forfeited or Canceled	-
Unvested – December 31, 2016	2,778

The Company recorded non-cash compensation expense of $110,668 and $341,221 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at December 31, 2016 amounts to $101,445 and is expected to be recognized over a weighted average period of 1.2 years.

15. Income Taxes

The Company has the following net deferred tax assets and liabilities at December 31, 2016 and 2015:

	December 31,
	2016	2015
Goodwill and intangible assets	$(3,313,564)	$(4,366,005)
Developed technology	(50,708)	(99,530)
Derivative liability	(5,575)	(161,163)
Property and equipment	100,922	91,826
Other deferred tax assets	62,955	57,543
Lease liability	34,919	255,517
Stock based compensation	103,877	392,382
Net operating loss	5,632,345	4,649,910
Valuation allowance	(6,218,445)	(5,763,388)
Net deferred tax liability	$(3,653,274)	$(4,942,908)

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit for income taxes for the years ended December 31, 2016 and 2015 consists of the following:

	Year Ended December 31,
	2016	2015
Federal:
Current provision	$-	$-
Deferred provision (benefit)	(1,130,090)	1,682,036
	(1,130,090)	1,682,036

State:
Current provision	$-	$-
Deferred provision (benefit)	(159,544)	237,461
	(159,544)	237,461

Income tax expense (benefit)	$(1,289,634)	$1,919,497

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December31,
	2016	2015
Expected federal statutory rate	34.00%	34.00%
State income taxes, net of federal benefit	4.80%	4.80%
Impairment expense	0.00%	-28.56%
Valuation allowance	-8.42%	-15.86%
Permanent items	-3.30%	-0.05%
Other	-3.19%	0.39%
	23.89%	(5.28)%

The valuation allowance at December 31, 2016 was approximately $6,218,000. The net change in the valuation allowance during the year ended December 31, 2016 was an increase of approximately $455,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2016.

At December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $14,516,000. The federal and state net operating loss carryforwards will expire, if not utilized, beginning in 2033.

A tax benefit from uncertain tax positions may be recognized when it is more likely than not that the position that a tax position will be sustained upon examination. Management makes judgments as to the interpretation of the tax laws that may be challenged upon an audit and cause a change of tax liability. As of December 31, 2016 and 2015, the Company did not maintain a reserve for uncertain tax positions.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the US include New York, Illinois and California. In May 2016, the Company received notice that the 2014 consolidated tax return of the Company is being audited by the Internal Revenue Service. The audit is still ongoing.

Section 382 of the Internal Revenue Code (Section 382) imposes a limitation on a corporation’s ability to utilize net operating loss carryforwards (NOLS) if it experiences an “ownership change” as defined within the Code. In general, an ownership change may result from transactions increasing the ownership of certain shareholders in the stock of a corporation by more than 50 percentage points over a three year period. In connection with the CFL Transaction, the Company issued CFL 1,777,417 shares of common stock. The Company evaluated the ownership change pertaining to this issuance and determined that in accordance with the rules related to Section 382 and certain built in gain allowances pursuant to the Code and subsequent Internal Revenue Code Rulings and Notices, the Company did experience an ownership change that would limit the Company’s ability to utilize its net operating losses. In accordance with Section 382 and certain built in gain allowances pursuant to the Code and subsequent Internal Revenue Code Rulings and Notices, utilization of the Company’s NOL will be limited. A preliminary analysis has determined the limitation to be $1,800,000 annually through 2021 and $273,000 thereafter.  As a result of this ownership change, no NOL is expected to be lost and not utilized.  In the event the Company experiences another ownership change in the future, the NOL may, once again, be further limited.

16. Fair Value of Financial Instruments

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

As of December 31, 2016 and 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth a summary of the changes in the fair value of the Level 3 financial liabilities that are measured at fair value on a recurring basis:

Balance – January 1, 2016	$-
Initial value of derivative liability	380,000
Change in fair value of derivative liability	401,000
Reclassification of derivative liability to additional paid in capital	(781,000)
Balance – December 31, 2016	$-

As discussed in Note 8, on August 10, 2016, the Company entered into an Amendment with White Winston pursuant to which the Company agreed that the Pro Rata Warrant would be fully exercisable, notwithstanding the pro rata formula set forth in the warrant. Accordingly, as the derivative liability was eliminated on August 10, 2016, the Company reclassified $781,000 to additional paid in capital.

17. Segment Information

The Company operates in three segments: (i) PDN Network, (2) NAPW Network and (3) Noble Voice operations, which are based on its business activities and organization. The following tables present key financial information of the Company’s reportable segments as of and for the years ended December 31, 2016 and 2015:

	Year Ended December 31, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$16,254,932	$-	$16,254,932
Lead generation	-	-	6,239,057	6,239,057
Recruitment services	2,931,642	-	-	2,931,642
Products sales and other	-	578,466	-	578,466
Consumer advertising and marketing solutions	222,969	-	-	222,969
Total revenues	3,154,611	16,833,398	6,239,057	26,227,066
Loss from operations	(997,569)	(1,458,503)	(1,130,391)	(3,586,463)
Depreciation and amortization	168,192	2,946,323	209,196	3,323,711
Income tax expense (benefit)	(671,665)	(348,145)	(269,824)	(1,289,634)
Capital expenditures	-	5,292	-	5,292
Net loss	(2,137,577)	(1,110,358)	(860,567)	(4,108,502)

	At December 31, 2016
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	8,809,706	283,333	9,183,439
Total assets	7,643,471	31,457,958	2,036,448	41,137,877

Professional Diversity Network, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$24,530,170	$-	$24,530,170
Lead generation revenue	-	-	9,499,203	9,499,203
Recruitment services	3,123,537	-	-	3,123,537
Product sales and other revenue	-	748,648	-	748,648
Consumer advertising and consumer marketing solutions revenue	280,043	-	-	280,043
Total revenues	3,403,580	25,278,818	9,499,203	38,181,601
(Loss) income from operations	(2,489,968)	(32,749,542)	(1,152,018)	(36,391,528)
Depreciation and amortization	378,936	3,089,355	182,456	3,650,747
Income tax (benefit) expense	2,429,932	(429,316)	(81,119)	1,919,497
Capital expenditures	-	39,463	44,774	84,237
Net (loss) income	(4,884,307)	(32,320,226)	(1,050,738)	(38,255,271)
	-
	At December 31, 2015
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	11,502,106	459,333	12,051,839
Total assets	4,167,229	34,985,831	2,274,756	41,427,816

18. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

New Lease
Beginning January 1, 2017, the Company leases office space in China under a non-cancelable lease arrangement that provides for payments on a graduated basis through December 31, 2019.

Stock Purchase Agreement
On January 13, 2017, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with CFL, pursuant to which, the Company agreed to issue and sell to CFL (the “Second Share Issuance”), and CFL agreed to purchase, at a price of $9.60 per share (the “Per Share Price”), upon the terms and subject to the conditions set forth in the Purchase Agreement, 312,500 shares of the Company’s common stock. On January 18, 2017, PDN consummated the Second Share Issuance. As a result of the completion of the Second Share Issuance, as of January 18, 2017, CFL beneficially owned 54.64% of the Company’s outstanding shares of common stock, on a fully diluted basis.

The Company received total gross proceeds of $3.0 million from the Second Share Issuance, or approximately $2.8 million in net proceeds after payment of transaction-related expenses.

At the closing of the Second Share Issuance, and as contemplated by the Purchase Agreement, the Company entered into an amendment, dated as of January 18, 2017 (the “Amendment”), to the Stockholders’ Agreement with CFL and the CFL Shareholders. The Amendment increased the cap on the amount of common stock that the CFL Shareholders and their respective controlled affiliates (collectively, the “CFL Group”) may, directly or indirectly acquire, agree to acquire or publicly propose or offer to acquire from the Company, or pursuant to a tender or exchange offer for any shares of common stock, from 51% of the then outstanding shares of common stock, on a fully-diluted basis, to 54.64% of the then outstanding shares of common stock, on a fully-diluted basis. The Amendment also clarifies that the 312,500 shares of common stock purchased by CFL in the Second Share Issuance are subject to all of the restrictions contained in the Stockholders’ Agreement, as amended. All other terms and conditions of the Stockholders’ Agreement remain in full force and effect and were ratified and affirmed by the parties in the Amendment.

The Company retained Aegis Capital Corp. (“Aegis”) as the exclusive placement agent in connection with the transaction. Aegis received a cash placement fee of $144,000 in connection with the transaction.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2017.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ Maoji (Michael) Wang
Maoji (Michael) Wang
Chief Executive Officer

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maoji (Michael) Wang and Jiangping (Gary) Xiao, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Maoji (Michael) Wang	March 31, 2017
Maoji (Michael) Wang Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Jiangping (Gary) Xiao	March 31, 2017
Jiangping (Gary) Xiao Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Star Jones	March 31, 2017
Star Jones President and Director

/s/ James Kirsch	March 31, 2017
James Kirsch Executive Co-Chair and Director

/s/ James Song	March 31, 2017
James Song Executive Co-Chair and Director

S-1

/s/ Tammy Huang	March 31, 2017
Tammy Huang Director

/s/ Hao Zhang	March 31, 2017
Hao Zhang Director

/s/ Scott Liu	March 31, 2017
Scott Liu Director

/s/ David Schramm	March 31, 2017
David Schramm Director

/s/ Lee Hillman	March 31, 2017
Lee Hillman Director

S-2