Form 10-Q
period 2017-03-31
Professional Diversity Network, Inc.
filed 2017-05-15
CIK 1546296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
Form 10-Q
———————————
(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017   (OR)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☒

There were 3,934,616 shares outstanding of the registrant’s common stock as of May 11, 2017.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
  FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I
ITEM 1.	FINANCIAL STATEMENTS

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,562,237	$6,068,973
Accounts receivable, net	2,661,755	2,170,529
Incremental direct costs	418,795	423,023
Prepaid expenses and other current assets	667,043	957,140
Total current assets	9,309,830	9,619,665

Property and equipment, net	276,019	277,534
Capitalized technology, net	108,408	173,368
Goodwill	20,201,190	20,201,190
Intangible assets, net	8,466,339	9,183,439
Merchant reserve	1,426,927	1,426,927
Security deposits	175,375	220,754
Other assets	-	35,000
Total assets	$39,964,088	$41,137,877

Current Liabilities:
Accounts payable	$1,190,956	$2,172,332
Accrued expenses	1,259,629	962,172
Deferred revenue	5,431,317	5,485,599
Total current liabilities	7,881,902	8,620,103

Deferred tax liability	2,998,519	3,653,274
Deferred rent	54,275	55,718
Other liabilities	18,951	33,159
Total liabilities	10,953,647	12,362,254

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value; 45,000,000 shares authorized; 3,934,616 shares and 3,623,899 shares issued as of March 31, 2017 and December 31, 2016, respectively; and 3,931,838 shares and 3,619,338 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	39,329	36,204
Additional paid in capital	79,568,158	76,234,772
Accumulated other comprehensive loss	(112)	-
Accumulated deficit	(50,559,817)	(47,458,236)
Treasury stock, at cost; 1,048 shares at March 31, 2017 and December 31, 2016	(37,117)	(37,117)
Total stockholders' equity	29,010,441	28,775,623

Total liabilities and stockholders' equity	$39,964,088	$41,137,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues:
Membership fees and related services	$2,815,496	$5,040,174
Lead generation	1,724,167	1,519,591
Recruitment services	658,544	623,309
Product sales and other	46,368	86,993
Education and training	324,204	-
Consumer advertising and marketing solutions	65,702	73,076
Total revenues	5,634,481	7,343,143

Costs and expenses:
Cost of revenues	700,646	884,745
Sales and marketing	3,254,897	3,821,576
General and administrative	4,534,502	3,168,417
Litigation settlement	-	500,000
Depreciation and amortization	835,830	867,010
Total costs and expenses	9,325,875	9,241,748

Loss from operations	(3,691,394)	(1,898,605)

Other (expense) income
Interest expense	(12,399)	(389)
Interest and other income	2,250	1,132
Other finance costs	(2,324)	-
Other (expense) income, net	(12,473)	743

Loss before income tax benefit	(3,703,867)	(1,897,862)
Income tax benefit	(602,286)	(458,224)
Net loss	(3,101,581)	(1,439,638)

Other comprehensive loss:
Foreign currency translation adjustment	(112)	-
Comprehensive loss	$(3,101,693)	$(1,439,638)

Net loss per common share, basic and diluted	$(0.80)	$(0.80)

Weighted average shares used in computing net loss per common share:
Basic and diluted	3,870,386	1,808,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,101,581)	$(1,439,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	835,830	867,010
Deferred tax	(654,755)	(458,224)
Stock-based compensation expense	515,511	57,184
Provision for bad debt	145,891	-
Amortization of prepaid license fees	-	56,250
Amortization of customer deposits	-	(56,250)
Changes in operating assets and liabilities:
Accounts receivable	(637,117)	743,108
Prepaid expenses and other current assets	290,097	(57,284)
Incremental direct costs	4,228	142,372
Accounts payable	(981,376)	(152,666)
Accrued expenses	297,457	789,639
Deferred revenue	(54,282)	(882,111)
Deferred rent	(1,443)	3,794
Other liabilities	(14,208)	(58,071)
Net cash used in operating activities	(3,355,748)	(444,887)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	-	250,000
Costs incurred to develop technology	(10,692)	-
Purchases of property and equipment	(41,563)	-
Security deposit	45,379	(9,439)
Net cash (used in) provided by investing activities	(6,876)	240,561

Cash flows from financing activities:
Proceeds from the sale of common stock	3,000,000	-
Payment of offering costs	(144,000)	-
Merchant reserve	-	(165,841)
Net cash provided by (used in) financing activities	2,856,000	(165,841)

Effect of exchange rate fluctuations on cash and cash equivalents	(112)	-
Net decrease in cash and cash equivalents	(506,736)	(370,167)
Cash and cash equivalents, beginning of period	6,068,973	2,070,693
Cash and cash equivalents, end of period	$5,562,237	$1,700,526

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$300	$4,605
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), as well as Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. The Company has also recently incorporated, in Hong Kong, PDN HK International Education Ltd. and PDN HK International Education Information Co. Ltd., wholly-owned subsidiaries which are not yet operational but are intended to support the Company’s China expansion. During the first quarter of 2017 the Company also incorporated in China PDN (China) International Culture Development Ltd. Co., a wholly-owned subsidiary through which the Company intends to operate the China Operations described below. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at events hosted at its local chapters across the country. Noble Voice monetizes its consumer transactions by using proprietary technology to drive inexpensive online traffic to our offline call center and generating value-added leads for the Company’s strategic partners who provide continuing education and career services.

The Company began business operations in China in the first quarter of 2017, similar to those in the United States, focusing on providing tools, products and services which will assist in personal and professional development. The Company intends to cooperate with existing companies and organizations in China in a manner that will deliver valuable products and services, in a short time frame with minimum investment from the Company. The Chinese operations will focus on the following areas: (a) Women’s Networking, which will be the Chinese expansion of the NAPW business called “The International Association of Women” or “IAW;” (b) Secondary Education Services for Chinese Children, which will provide services to assist families in China identify, prepare for and attend secondary education schools in the United States and other countries; and (c) Education and Training for Accomplished Chinese Business People, which will provide education and training seminars in China and the United States.

2. Liquidity, Financial Condition and Management’s Plans

At March 31, 2017, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the closing of the CFL Transaction (as defined in Note 7).

The Company had an accumulated deficit of approximately $50,560,000 at March 31, 2017. During the three months ended March 31, 2017, the Company generated a net loss of approximately $3,102,000, used cash in operations of approximately $3,356,000, which includes $1,450,000 paid to LinkedIn as a litigation settlement, and the Company expects that it will continue to generate operating losses for the foreseeable future. At March 31, 2017, the Company had a cash balance of approximately $5,562,000. Total revenues were approximately $5,634,000 and $7,343,000 for the three months ended March 31, 2017 and 2016, respectively. The Company had positive working capital of approximately $1,428,000 and $1,000,000 at March 31, 2017 and December 31, 2016, respectively.

The Company is closely monitoring operating costs and capital requirements and has developed an operating plan for 2017 that includes cost reductions in the areas of its staffing levels and operating budgets.

On November 7, 2016, the Company consummated the issuance and sale of 1,777,417 shares of the Company’s common stock to Cosmic Forward Limited, a Republic of Seychelles company wholly-owned by a group of Chinese investors (“CFL”), in a private placement, at a price of $9.60 per share (“Share Issuance”). In addition, on November 7, 2016, the Company completed the repurchase of 312,500 shares of its common stock at a price of $9.60 per share (“Tender Offer”). The Company received total gross proceeds of $17,063,000 from the Share Issuance, or $14,063,000 after giving effect to the payment for the 312,500 shares of common stock from the Tender Offer. The Company received approximately $9,000,000 in net proceeds from the Share Issuance, after repayment of all amounts outstanding under its Master Credit Facility and the payment of transaction-related expenses.

On January 18, 2017, the Company consummated the issuance and sale of 312,500 shares of the Company’s common stock to CFL at a price of $9.60 per share, for total gross proceeds of $3,000,000, or $2,821,000 after giving effect to the payment of transaction-related expenses.

Management believes that its available funds will be sufficient to meet its working capital requirements through May 2018. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 31, 2017 (the “Annual Report”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2016 and 2015. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Annual Report. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 2017 and 2016, the Company incurred advertising and marketing expenses of approximately $922,300 and $664,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At March 31, 2017 and December 31, 2016, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share – The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2017 and 2016 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2017	2016
Warrants to purchase common stock	170,314	45,314
Stock options	304,064	18,232
Unvested restricted stock	2,778	5,556
	477,156	69,102

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was subsequently modified in August 2015 by ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company will adopt the standard on January 1, 2018, using the full retrospective transition method, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2018 and the restatement of the financial statements for all prior periods presented. The Company continues to evaluate the impact of adoption of this standard on its consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. Early adoption is permitted. The Company adopted the methodologies prescribed by ASU 2014-15 as of January 1, 2017. The adoption of ASU 2016-09 did not have a material effect on the Company’s financial position or results of operations.

4. Capitalized Technology

Capitalized technology, net is as follows:
	March 31, 2017	December 31, 2016
Capitalized cost:
Balance, beginning of period	$1,888,791	$1,888,791
Additional capitalized cost	10,692	-
Balance, end of period	$1,899,483	$1,888,791

Accumulated amortization:
Balance, beginning of period	$1,715,423	$1,432,268
Provision for amortization	75,652	283,155
Balance, end of period	$1,791,075	$1,715,423
Capitalized Technology, net	$108,408	$173,368

Amortization expense of $75,652 and $108,329 for the three months ended March 31, 2017 and 2016, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

5. Intangible Assets

Intangible assets, net is as follows:

March 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(998,014)	$2,971,986
Paid Member Relationships	5	890,000	(447,472)	442,528
Member Lists	5	8,957,000	(4,503,381)	4,453,619
Developed Technology	3	978,000	(799,666)	178,334
Trade Name/Trademarks	4	480,000	(299,861)	180,139
Customer Relationships	5	280,000	(130,667)	149,333
		$15,555,000	$(7,179,061)	8,375,939
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$8,466,399

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(898,764)	$3,071,236
Paid Member Relationships	5	890,000	(402,972)	487,028
Member Lists	5	8,957,000	(4,055,531)	4,901,469
Developed Technology	3	978,000	(718,166)	259,834
Trade Name/Trademarks	4	480,000	(269,861)	210,139
Customer Relationships	5	280,000	(116,667)	163,333
		$15,555,000	$(6,461,961)	9,093,039
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$9,183,439

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2017 (nine months)	$2,085,133
2018	2,563,872
2019	1,846,697
2020	397,000
2021	397,000
2022	397,000
Thereafter	689,237
$8,375,939

Amortization expense of $717,100 for the three months ended March 31, 2017 and 2016 is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

6. Commitments and Contingencies

Lease Obligations – The Company leases office space, a corporate apartment, office furniture and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

Rent expense, amounting to approximately $272,000 and $309,000 for the three months ended March 31, 2017 and 2016, respectively, is included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. Included in rent expense is sublease income of approximately $96,000 and $90,000 for the three months ended March 31, 2017 and 2016, respectively.

Legal Proceedings

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action filed in January 2016 alleging violations of various California Labor Code (wage & hour) sections.  During the first quarter of 2016, the Company executed a settlement agreement, subject to later Court approval, in which the Company agreed in principle to pay $500,000 for a global settlement of the class action.  During the first quarter of 2016, the Company also recorded a litigation settlement expense in the amount of $500,000.  This matter was s fully resolved by the Court’s November 28, 2016 Order approving the parties’ proposed settlement agreement and appointing a third-party administrator to handle class notification and payout. In December of 2016, the Company paid $500,000 into the Court’s fund and the third-party administrator began making payouts under the Court’s Order.  During the three months ended March 31, 2017, the third-party administrator continued paying settlements under the fund, a process expected to conclude with the third-party administrator’s report to the Court, which is due by July 19, 2017.  The Company expects that the matter will be fully concluded, without further obligation to the Company, by Order of the Court on or about August 2, 2017.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904 (“NLRB”), filed with the National Labor Relations Board in June 2015 and alleging violations of the National Labor Relations Act against the Company and its wholly-owned subsidiary, NAPW, Inc., where employee was allegedly terminated for asserting “union organizing” rights. While the Company disputes that any rights were impacted, the NLRB has issued its preliminary order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies. The NLRB’s order was recently affirmed by the U.S. Court of Appeals for the Ninth Circuit and the Company expects to work with the NLRB to carry out the effects of its order.

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

7. CFL Transaction

On January 13, 2017, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Cosmic Forward Ltd. (“CFL”), pursuant to which, the Company agreed to issue and sell to CFL (the “Second Share Issuance”), and CFL agreed to purchase, at a price of $9.60 per share (the “Per Share Price”), upon the terms and subject to the conditions set forth in the Purchase Agreement, 312,500 shares of the Company’s common stock. On January 18, 2017, the Company consummated the Second Share Issuance. As a result of the completion of the Second Share Issuance, as of January 18, 2017, CFL beneficially owned 54.64% of the Company’s outstanding shares of common stock, on a fully diluted basis.

The Company received total gross proceeds of $3,000,000 from the Second Share Issuance, or approximately $2,821,000 in net proceeds after payment of transaction-related expenses. The Company retained Aegis Capital Corp. (“Aegis”) as the exclusive placement agent in connection with the transaction. Aegis received a cash placement fee of $144,000 in connection with the transaction. The Company accounted for the fee paid to Aegis as a cost of the transaction resulting in a charge directly to stockholders’ equity.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

At the closing of the Second Share Issuance, and as contemplated by the Purchase Agreement, the Company entered into an amendment, dated as of January 18, 2017 (the “Amendment”), to the Stockholders’ Agreement with CFL and the Buyer Parties (as defined in the Stockholders’ Agreement). The Amendment increased the cap on the amount of common stock that the CFL Shareholders and their respective controlled affiliates (collectively, the “CFL Group”) may, directly or indirectly acquire, agree to acquire or publicly propose or offer to acquire from the Company, or pursuant to a tender or exchange offer for any shares of common stock, from 51% of the then outstanding shares of common stock, on a fully-diluted basis, to 54.64% of the then outstanding shares of common stock, on a fully-diluted basis. The Amendment also clarifies that the 312,500 shares of common stock purchased by CFL in the Second Share Issuance are subject to all of the restrictions contained in the Stockholders’ Agreement, as amended. All other terms and conditions of the Stockholders’ Agreement remain in full force and effect and were ratified and affirmed by the parties in the Amendment.

8. Employment Agreements

On March 7, 2017, the Company entered into an employment agreement (the “Xiao Employment Agreement) with Jiangping (Gary) Xiao, the Company’s new Chief Financial Officer. The Xiao Employment Agreement continues until terminated in writing by either party or earlier terminated pursuant to the provisions of the Xiao Employment Agreement. Under the Xiao Employment Agreement, Mr. Xiao will receive an annual base salary of $200,000, subject to adjustment in the sole discretion of the Board or the Compensation Committee of the Board; provided however, that such annual base salary may not be decreased. Mr. Xiao will be eligible to receive an annual incentive bonus in an amount equal to up to fifty percent (50%) of his base salary, based upon the achievement of one or more performance goals, targets, measurements and other factors, established for such year by the Compensation Committee. In addition, Mr. Xiao is entitled to severance pay if he is terminated without “cause” or resigns for “good reason,” each as defined in the Xiao Employment Agreement. Upon such termination, provided that he executes a release and waiver agreement, Mr. Xiao will be entitled to receive an amount equal to six months of his base salary, any earned but unpaid bonus for the year prior to the year of termination, and the pro rata portion of any bonus earned for the year in which termination occurs, as well as continuation of applicable benefits for a period of six months following his termination. In connection with the approval of the Xiao Employment Agreement, Mr. Xiao also received a non-qualified stock option to purchase 30,000 shares of the Company’s common stock.

On March 9, 2017, the Company also entered into an employment agreement effective as of December 22, 2016 (the “Wang Employment Agreement”) with Maoji (Michael) Wang, the Company’s Chief Executive Officer. The Wang Employment Agreement continues until terminated in writing by either party or earlier terminated pursuant to the provisions of the Wang Employment Agreement. Under the Wang Employment Agreement, Mr. Wang will receive an annual base salary of $320,000, subject to adjustment in the sole discretion of the Board or the Compensation Committee of the Board; provided however, that such annual base salary may not be decreased until the first anniversary of the effective date of the Wang Employment Agreement. Mr. Wang will be eligible to receive an annual incentive bonus, at a target amount of not less than his base salary, based upon the achievement of one or more performance goals, targets, measurements and other factors, established for such year by the Board or the Compensation Committee. In addition, Mr. Wang is entitled to severance pay if he is terminated without “cause” or resigns for “good reason,” each as defined in the Wang Employment Agreement. Upon such termination, provided that he executes a release and waiver agreement, Mr. Wang will be entitled to receive an amount equal to the sum of his base salary, any earned but unpaid bonus for the year prior to the year of termination, and the pro rata portion of any bonus earned for the year in which termination occurs, as well as continuation of applicable benefits for a period of 12 months following his termination. In connection with the approval of the Wang Employment Agreement, Mr. Wang also received a non-qualified stock option to purchase 210,000 shares of the Company’s common stock.

9. Income Taxes

The effective income tax rate for the three months ended March 31, 2017 and 2016 was 16.3% and 24.1%, respectively, resulting in a $602,000 and $458,000 income tax benefit, respectively. The difference in the effective income tax rate for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, is mainly attributable to the change in the valuation allowance and the foreign tax rate differential due to the Company’s China Operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2017 and December 31, 2016.

The Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries. The amount of such earnings was insignificant. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed earnings of its foreign subsidiaries.

10. Stock-Based Compensation

Equity Incentive Plans – The Company adopted the 2013 Equity Compensation Plan (the “2013 Plan”) under which the Company reserved 62,500 shares of common stock for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The Company subsequently amended the 2013 Plan to increase the number of authorized shares of common stock under the 2013 Plan to 225,000 shares, which the Company’s stockholders approved on June 3, 2015.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	69,950	$12.07	9.0	$156,975
Granted	240,000	10.72
Exercised	-	-
Forfeited/Canceled/Expired	(5,886)	(32.63)
Outstanding – March 31, 2017	304,064	$10.61	9.8	$80,500

Exercisable – March 31, 2017	44,897	$11.03	9.1	$53,666

As discussed in Note 8, the Company granted 210,000 and 30,000 stock options to Messrs. Wang and Xiao, respectively, in connection with their employment agreements. These options had an aggregate fair value of $1,260,000, using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.13%
Expected dividend yield	0.00%
Expected volatility	52.09%
Expected term	5.5 years

The options are exercisable at an exercise price of $10.72 per share over a ten-year term and vest over three years, with one-third vested upon grant. The options are subject to the approval by the Company’s stockholders of the amendment to the 2013 Plan to increase the number of authorized shares of common stock under the 2013 Plan. As of March 31, 2017, none of the stock options are exercisable and 80,000 options have vested. The Company recorded $455,000 as compensation expense during the three months ended March 31, 2017 pertaining to these grants.

The Company recorded non-cash compensation expense of approximately $488,000 and $30,000 as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at March 31, 2017 amounts to approximately $907,000 and is expected to be recognized over a remaining weighted average period of 1.8 years.

Warrants

As of March 31, 2017, there were 170,314 warrants outstanding and exercisable, with a weighted average exercise price of $32.44 per share. The weighted average remaining contractual life of the warrants at March 31, 2017 and December 31, 2016 was 4.1 and 4.3 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the three months ended March 31, 2017.

No compensation cost was recognized for the three months ended March 31, 2017 and 2016 pertaining to warrants.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Restricted Stock

As of March 31, 2017 and December 31, 2016, there were 2,778 shares of unvested restricted stock outstanding.

The Company recorded non-cash compensation expense of approximately $28,000 for the three months ended March 31, 2017 and 2016, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at March 31, 2017 amounts to approximately $74,000 and is expected to be recognized over a weighted average period of 0.7 years.

11. Segment Information

Beginning in January 2017, the Company operates in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network and (iii) Noble Voice operations, and (B) China Operations. The segments are categorized based on their business activities and organization. Prior to January 2017, the Company operated solely in the United States in the following segments: (i) PDN Network, (ii) NAPW Network and (iii) Noble Voice operations. The following tables present key financial information of the Company’s reportable segments as of and for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	United States
	PDN Network	NAPW Network	Noble Voice	China Operations	Consolidated

Membership fees and related services	$-	$2,815,496	$-	$-	$2,815,496
Lead generation	-	-	1,724,167	-	1,724,167
Recruitment services	658,544	-	-	-	658,544
Products sales and other	-	46,368	-	-	46,368
Education and training	-	-	-	324,204	324,204
Consumer advertisin g and marketing solutions	65,702	-	-	-	65,702
Total revenues	724,246	2,861,864	1,724,167	324,204	5,634,481
(Loss) income from operations	(1,226,221)	(2,066,168)	(445,498)	46,493	(3,691,394)
Depreciatio n and amortization	46,829	739,126	49,875	-	835,830
Income tax expense (benefit)	(215,985)	(360,945)	(77,825)	52,469	(602,286)
Net loss	(1,020,385)	(1,705,223)	(367,673)	(8,300)	(3,101,581)
Capital expenditures	5,554	3,814	341	31,854	41,563

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	March 31, 2017
Goodwill	$339,451	$19,861,739	$-	$-	$20,201,190
Intangible assets, net	90,400	8,136,606	239,333	-	8,466,339
Total assets	6,503,219	30,978,114	1,968,654	514,101	39,964,088

	Three Months Ended March 31, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$5,040,174	$-	$5,040,174
Lead generation	-	-	1,519,591	1,519,591
Recruitment services	623,309	-	-	623,309
Products sales and other	-	86,993	-	86,993
Consumer advertising and marketing solutions	73,076	-	-	73,076
Total revenues	696,385	5,127,167	1,519,591	7,343,143
Loss from operations	(431,826)	(1,046,745)	(420,034)	(1,898,605)
Depreciation and amortization	49,332	772,064	45,614	867,010
Income tax benefit	(153,539)	(285,731)	(18,954)	(458,224)
Net loss	(277,544)	(761,014)	(401,080)	(1,439,638)

	December 31, 2016
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	8,809,706	283,333	9,183,439
Total assets	7,643,471	31,457,958	2,036,448	41,137,877

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

Overview

We are a dynamic operator of professional networks with a focus on diversity.  We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification.  We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBT).  Our value proposition is three-fold:  (i) we provide a robust online and in-person network for our women members to make professional and personal connections (with the ability to roll out to our other affinities); (ii) we assist our registered users, or members, in their efforts to connect with like-minded individuals and identify career opportunities within the network and (iii) we help employers address their workforce diversity needs by connecting them with the right candidates.  We operate in four business segments:  (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization, (iii) Noble Voice operations (“Noble Voice”), a career consultation and lead generation service, and (iv) China operations (“China Operations”), which focus on providing tools, products and services in China which will assist women, students and business professionals in personal and professional development.

In January of 2017, the Company established two Hong Kong subsidiaries and in March of 2017 the Company established its China subsidiary.  We are currently executing our strategic plan to build in China entirely new networking, training and education businesses.  We believe that coupling the Company’s expertise in networking and careers with our Chinese executives’ expertise in the China market will provide us with an opportunity for success with our overseas expansion.  During March and April of 2017 we held 4 events in China which have cumulatively attracted approximately 5,300 paid attendees.

Through the first quarter of 2017, our PDN Network, NAPW Network, Noble Voice and China Operations businesses represented 12.8%, 50.8%, 30.6% and 5.8% of our revenues, respectively.  As of March 31, 2017, we had approximately 9.5 million registered users in our PDN Network; approximately 936,000 registered users, or members, in the NAPW Network; and over 1200 companies utilizing our products and services in our combined PDN Network and Noble Voice operations.  We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

Sources of Revenue

We generate revenue from (i) paid membership subscriptions and related services, (ii) lead generation, (iii) recruitment services, (iv) product sales, (v) education and training and (vi) consumer advertising and consumer marketing solutions.  The following table sets forth our revenues from each product as a percentage of total revenue for the periods presented.  The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,
	2017	2016
Percentage of revenue by product:
Membership fees and related services	50.0%	68.6%
Lead generation	30.6%	20.7%
Recruitment services	11.7%	8.5%
Products sales and other	0.8%	1.2%
Education and training	5.8%	0.0%
Consumer advertising and consumer marketing solutions	1.1%	1.0%

Paid Membership Subscriptions and Related Services.  We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary.  Members gain access to networking opportunities through a members-only website at www.napw.com, as well as through in-person networking at nearly 200 local chapters nationwide, additional career and networking events such as the National Networking Summit Series and the PDN Network events, as well as ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks.  Upgraded packages include (i) the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and free continuing education programs and (ii) the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence.  NAPW Membership is renewable and fees are payable on an annual basis, with the first annual fee payable at the commencement of the membership.  NAPW Membership subscriptions represented approximately 98.4% and 98.3%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended March 31, 2017 and 2016.

Lead Generation.   We monetize our career consultations conducted by our Noble Voice segment by generating and selling value-added leads to our strategic partners who provide continuing education and career services.  We also generate revenue from sales of data not used in the lead generation process.  Lead generation sales represented 100% of the revenue attributable to the Noble Voice business segment for the three months ended March 31, 2017 and 2016.

Recruitment Services.  We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks.  Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events.  The majority of recruitment services revenue comes from job recruitment advertising.  We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services.  Recruitment advertising revenue constituted approximately 90.9% and 89.5%, respectively, of revenue attributable to the PDN Network business segment for the three months ended March 31, 2017 and 2016.

Product Sales.  We offer to new purchasers of our NAPW Network memberships the opportunity to purchase up to two commemorative wall plaques at the time of membership purchase.  Product sales represented approximately 1.6% and 1.7%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended March 31, 2017 and 2016.

Education and Training.  In March of 2017 we began our China Operations by creating a Shared Economy summit series designed to provide education and training to Chinese business people.  Our initial event was a paid event which generated revenue through paid event admission fees.  Education and training represented 100% of the revenue attributable to China Operations for the three months ended March 31, 2017.  Because China Operations first began in March of 2017 there is no period-over-period comparison.

Consumer Advertising and Consumer Marketing Solutions.  We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers to post recruitment advertising and job openings.  We generate revenue from fees charged for those postings.  Consumer advertising and marketing solutions represented approximately 9.1% and 10.5%, respectively, of the revenue attributable to the PDN Network business segment for the three months ended March 31, 2017 and 2106.

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

Financial Overview

During the quarter and three months ended March 31, 2017, we experienced losses as we continued our efforts to integrate new management and China Operations, reduce costs and streamline our business. For the three months ended March 31, 2017, we realized a net loss of approximately $3,102,000, a $1,662,000, or 115% increase from the comparable prior year period.  This increase in net loss for the quarter is primarily related to the decrease in membership fees and related services revenue, an increase in stock-based compensation, and an increase in legal expenses related to non-recurring legal expenses associated with our registration statement, securities compliance filings and other matters.

Recent Events

On January 13, 2017, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with Cosmic Forward Ltd. (“CFL”), pursuant to which, the Company agreed to issue and sell to CFL (the “Second Share Issuance”), and CFL agreed to purchase, at a price of $9.60 per share (the “Per Share Price”), upon the terms and subject to the conditions set forth in the Purchase Agreement, 312,500 shares of the Company’s common stock. On January 18, 2017, the Company consummated the Second Share Issuance. As a result of the completion of the Second Share Issuance, as of January 18, 2017, CFL beneficially owned 54.64% of the Company’s outstanding shares of common stock, on a fully diluted basis.  The Company received total gross proceeds of $3,000,000 from the Second Share Issuance, or approximately $2,821,000 in net proceeds after payment of transaction-related expenses.

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

We define a member as a consumer who has viewed our marketing material, opted into membership in the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator (the “NAPW Network member”). NAPW Network total membership is therefore comprised of members who paid for additional services (“Paid Members”) as well as members who opted into the NAPW Network and have not yet paid for additional services (“Unpaid Members”).  The number of Unpaid Members at the NAPW Network segment is significantly higher than the number of Paid Members. We believe that a higher number of NAPW Network Unpaid Members will result in increased conversions to Paid Members, which will further translate into increased revenues through membership subscriptions.

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of March 31,		Change
	2017	2016	(Percent)
	(in thousands)
PDN Network Registered Users (1)	9,490	8,088	17.3%
NAPW Network Total Membership (2)	936	861	8.7%

(1)
The number of registered users may be higher than the number of actual users due to various factors.  For more information, see “ Risk Factors—The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users ” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”).

(2)	Includes both Paid Members and Unpaid Members.

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

The following table provides a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net loss	$(3,102)	$(1,440)
Stock-based compensation expense	516	57
Litigation settlement	-	500
Depreciation and amortization	836	867
Interest expense	12	-
Interest and other income	(2)	(1)
Income tax benefit	(602)	(458)
Adjusted EBITDA	$(2,342)	$(475)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$2,815	$5,040	$(2,225)	(44.1%)
Lead generation	1,724	1,520	204	13.4%
Recruitment services	659	623	36	5.8%
Products sales and other	46	87	(41)	(47.1%)
Education and training	324	-	324	100.0%
Consumer advertising and marketing solutions	66	73	(7)	(9.6%)
Total revenues	$5,634	$7,343	$(1,709)	(23.2%)

Total revenues decreased $1,709,000, or 23.2% for the three months ended March 31, 2017, compared to the same prior year period, due primarily to management focus on cost reduction efforts, including the reduction in the salesforce and decreased spending on digital advertising and data purchases.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$2,861	5,127	(2,266)	(44.2)% %
PDN Network	725	696	29	4.2%
Noble Voice	1,724	1,520	204	13.4%
China	324	-	324	100.0%
Total revenues	$5,634	7,343	(1,709)	(23.3)%

During the three months ended March 31, 2017, our NAPW Network generated $2,861,000 in revenue from membership fees and related services and product sales and other, compared to $5,127,000 for the same period in the prior year, a decrease of $2,266,000, or 44.2%.  The decrease was mainly attributable to reductions of the NAPW sales staff while the Company re-tooled its lead-generation and other marketing activities.  We also expect the NAPW Network to have decreased revenues, period-over-period compared to 2016, for at least the remainder of 2017, with anticipated increases in 2018 and 2019 as a result of increased investments in product, marketing and salesforce development.

During the three months ended March 31, 2017, our PDN Network generated $725,000 in revenue, compared to $696,000 for the same period in the prior year, an increase of $29,000, or 4.2%. The increase was mainly attributable to improved accountability in the sales organization, along with higher residual volume.  PDN continues to focus on new client acquisition in addition to product performance and development, renewals and service.

During the three months ended March 31, 2017, our Noble Voice business generated $1,724,000 of lead generation revenue, compared to $1,520,000 for the same period in the prior year, an increase of $204,000 or 13.4%. The increase was mainly attributable to an improvement in the private education marketplace, coupled with strategic internal initiatives to increase volume. Staffing levels are heightened thus far in 2017 as operations continue to be optimized and efficiencies improved and managed. There has also been a focused commitment to improved customer relations with quality and growth the chief goals.

We generated $324,000 of revenues with the launch of our China Operations during the three months ended March 31, 2017.  Our initial event was a paid event which generated revenue through paid event admission fees.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenues	$701	885	(184)	(20.8%)
Sales and marketing	3,255	3,822	(567)	(14.8%)
General and administrative	4,534	3,168	1,366	43.2%
Litigation settlement	-	500	(500)	(100.0%)
Depreciation and amortization	836	867	(31)	(3.6%)
Total costs and expenses	$9,326	9,242	84	0.9%

Total costs and expenses increased in the three months ended March 31, 2017 to $9,326,000, compared to $9,242,000 for the same period in the prior year, an increase of $84,000, or 0.9%. The increase was mainly attributable to a $1,367,000 increase in general and administrative expenses due to a $458,000 increase in stock-based compensation, an increase of $240,000 related to start-up costs for our China Operations, a $137,000 bad debt expense and a $556,000 increase in legal expenses due to non-recurring activities during the first quarter of 2017 in connection with registration statements, securities compliance work, and other legal activities, partially offset by a $567,000 reduction in sales and marketing expenses as a result of salesforce reductions, a $500,000 litigation settlement in the first quarter of 2016 and a $184,000 reduction in cost of revenues due to improved efficiencies in lead data sourcing and spending in the Noble Voice segment.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented.  The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$4,928	$6,174	$(1,246)	(20.2)%
PDN Network	1,950	1,128	822	72.9%
Noble Voice	2,170	1,940	230	11.9%
China	278	-	278	100.0%
Total costs and expenses	$9,326	$9,242	84	0.9%

Operating Expenses

Cost of revenue: Cost of revenues decreased in the three months ended March 31, 2017 to $701,000, compared to $885,000 for the same period in the prior year, a decrease of $184,000 or 20.8%.  The decrease was mainly attributable to improved efficiencies in lead data sourcing and spending in the Noble Voice segment.

Sales and marketing expense: Sales and marketing expense decreased in the three months ended March 31, 2017 to $3,255,000, compared to $3,822,000 for the same period in the prior year, a decrease of $567,000 or 14.8%.  The decrease was mainly attributable to the reduction in the NAPW segment sales force from 74 sales representatives in the three months ended March 31, 2016 to 57 in the three months ended March 31, 2017.

General and administrative expense: General and administrative expenses increased in the three months ended March 31, 2017 to $4,534,000, compared to $3,168,000 for the same period in the prior year, an increase of $1,366,000 or 43.2%.  The increase was mainly attributable to a $458,000 increase in equity-based compensation, an increase of $240,000 related to start-up costs for our China Operations, a $137,000 bad debt expense and a $556,000 increase in legal expenses due to non-recurring activities during the first quarter of 2017, in connection with registration statements, securities compliance work, and other legal activities. Excluding these items, our general and administrative expenses for the first quarter of 2017 would have remained approximately flat when compared to the prior year.

Litigation settlement: Litigation settlement for the three months ended March 31, 2016 represents the expense related to a $500,000 settlement of a class action lawsuit.

Depreciation and amortization expense: Depreciation and amortization expense decreased in the three months ended March 31, 2017 to $836,000, compared to $867,000 for the same period in the prior year, a decrease of $31,000, or 3.6%.  The decrease was mainly attributable to a reduction in amortization expense resulting from the amortization of the capitalized technology costs.

Income Tax Benefit

	Three Months Ended
	March 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Total	$(602)	$(458)	$(144)	31.4%

The effective income tax rate for the three months ended March 31, 2017 and 2016 was 16.3% and 24.1%, respectively, resulting in a $602,000 and $458,000 income tax benefit, respectively. The difference in the effective income tax rate for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, is mainly attributable to the change in the valuation allowance and the foreign tax rate differential due to the Company’s China Operations. Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2017 and December 31, 2016.

Net Loss

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(1,705)	(761)	(944)	124.0%
PDN Network	(1,020)	(278)	(742)	266.9%
Noble Voice	(368)	(401)	33	(8.2)%
China	(9)	-	(9)	100.0
Consolidated Net Loss	$(3,102)	(1,440)	(1,662)	115.4%

As the result of the factors discussed above, during the three months ended March 31, 2017, we incurred $3,102,000 of net losses, an increase of $1,662,000 or 115.4%, over the same period in the prior year.  The increase was primarily attributable to a decrease of $2,266,000 in NAPW segment revenues from membership fees, related services and product sales period-over-period, along with an increase of $1,367,000 in overall general and administrative expenses.

During the three months ended March 31, 2017, we incurred a net loss of $1,705,000 attributable to the NAPW Network segment, compared to $761,000 for the prior year period.  The increase in net loss was primarily attributable to a decrease of $2,266,000 in NAPW segment revenues from membership fees, related services and product sales period-over-period and increased corporate overhead allocated to the NAPW Network segment.

During the three months ended March 31, 2017, we incurred a net loss of $1,020,000 attributable to the PDN Network segment, compared to $278,000 for the prior year period.  The increase in net loss was primarily attributable to $458,000 increase in stock-based compensation and increased corporate overhead allocated to the PDN Network segment and an increase in non-recurring legal expenses.

During the three months ended March 31, 2017, we incurred a net loss of $368,000 attributable to the Noble Voice segment, compared to $401,000 for the prior year period.  The decrease in net loss was primarily attributable to a 13.4% increase in sales, from $1,520,000 in the first quarter of 2016 to $1,724,000 in the first quarter of 2017 partially offset by higher corporate overhead allocations.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2017 and December 31, 2016, respectively, and is intended to supplement the more detailed discussion that follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$5,562	$6,069
Working capital	$1,428	$1,000

Our principal sources of liquidity are our cash and cash equivalents, including the net proceeds from the recent issuances of Common Stock to CFL. As of March 31, 2017 and December 31, 2016, we had working capital of approximately $1,428,000 and $1,000,000.  During the three months ended March 31, 2017, we generated a net loss of approximately $3,102,000, used cash in operations of approximately $3,356,000, which includes $1,450,000 paid to LinkedIn related to litigation that was settled in 2016, and we expect that we will continue to generate operating losses for the foreseeable future.

We are closely monitoring operating costs and capital requirements and have developed an operating plan for 2017. We have had cost reductions in the areas of staffing levels and operating budgets.

On November 7, 2016, we consummated the issuance and sale of 1,777,417 shares of Common Stock to CFL, at a price of $9.60 per share. We received total gross proceeds of approximately $17.1 million from the Share Issuance, or $14.1 million after giving effect to the payment for 312,500 shares of Common Stock tendered and not withdrawn in the Tender Offer. We received approximately $9.0 million in net proceeds from the Share Issuance, after repayment of outstanding indebtedness and the payment of transaction-related expenses at the closing.

On January 18, 2017, we sold 312,500 shares of Common Stock to CFL at a price of $9.60 per share, for total gross proceeds of $3,000,000, or $2,821,000 after giving effect to the payment of transaction-related expenses.

We currently anticipate that our available funds will be sufficient to meet our working capital requirements through May of 2018.  Since the Company expects that it will continue to generate operating losses for the mid-term, the Company may require additional funding sources or need to further decrease expenses in order to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$(3,356)	$(445)
Investing activities	(7)	241
Financing activities	2,856	(166)
Net decrease in cash and cash equivalents	$(507)	$(370)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 was $3,356,000. We had a net loss of $3,102,000 during the three months ended March 31, 2017 and a deferred income tax benefit of 655,000, which were partially offset by depreciation and amortization of $836,000, stock-based compensation expense of $516,000 and a provision for bad debt expense of $145,891. Changes in operating assets and liabilities used $1,097,000 of cash during the three months ended March 31, 2017, which includes $1,450,000 paid to LinkedIn related to litigation that was settled in 2016.

Net cash used in operating activities for the three months ended March 31, 2016 was $445,000. We had a net loss of $1,440,000 during the three months ended March 31, 2016 and a deferred income tax benefit of $458,000, which were partially offset by depreciation and amortization of $867,000 and stock-based compensation expense of $57,000. Changes in operating assets and liabilities provided $529,000 of cash during the three months ended March 31, 2016.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $7,000, consisting of $11,000 invested to develop technology, $42,000 in purchases of property and equipment and $45,000 of returned security deposits.

Net cash provided by investing activities for the three months ended March 31, 2016 was $241,000, consisting of $250,000 of proceeds from the maturities of short-term investments, offset by $9,000 from of new security deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2017 was $2,856,000, consisting of the $3,000,000 in gross proceeds from the January 18, 2017 issuance and sale of 312,500 shares of common stock to CFL, partially offset by the $144,000 payment of offering costs to third-party professionals.

Net cash used in financing activities during the three months ended March 31, 2016 was $166,000 due to the increase in the Merchant reserve for NAPW Network.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2016 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  Specifically, this Quarterly Report contains forward-looking statements regarding:

•	our beliefs regarding our ability to create enhanced value for our members and customers;
•	our beliefs regarding the relation between the number of members or registered users and our revenues;
•	our expectations regarding future changes in our salesforce;
•	our expectations regarding the changes in revenues in 2017, 2018 and 2019;
•	our expectations regarding future increases in sales and marketing costs and general and administrative expenses; and
•	our beliefs regarding our liquidity requirements, the availability of cash and capital resources to fund our business in the future and intended use of liquidity.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to raise funds in the future to support operations failure to realize synergies and other financial benefits from mergers and acquisitions within expected time frames, including increases in expected costs or difficulties related to integration of merger and acquisition partners;
•	inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses;
•	our history of operating losses;
•	we may not be able to reverse the significant decline in our revenues;
•	our limited operating history in a new and unproven market;
•	increasing competition in the market for online professional networks;
•	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
•	our ability to adapt to changing technologies and social trends and preferences;
•	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
•	our ability to obtain and maintain protection for our intellectual property;
•	any future litigation regarding our business, including intellectual property claims;
•	general and economic business conditions; and
•	legal and regulatory developments.

The foregoing list of important factors may not include all such factors.  You should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company.  Please refer to Part II, Item 1A, “Risk Factors” of this Quarterly Report and to Part I, Item 1A, “Risk Factors” of our 2016 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow.  You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement.  Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2017, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation and because of the material weaknesses related to our internal controls as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2017, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2016.  Specifically, we continued implementing new policies to more fully segregate incompatible duties and enhance the overall internal control structure, including segregating check signing ability for finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions; continued to consolidate our banking relationships for all reporting segments, resulting in improved internal and online cash controls; and continued to work with our consolidated payroll service provider, to enhance senior management oversight and control.  From January 1, 2017 through March 6, 2017, the Company operated with an interim CFO.  On March 7, 2017, the Company appointed Gary Xiao as its full-time CFO.  The appointment of a full-time CFO improves our overall internal control environment. There have been no other changes in our internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action filed in January 2016 alleging violations of various California Labor Code (wage & hour) sections.  During the first quarter of 2016, the Company executed a settlement agreement, subject to later Court approval, in which the Company agreed in principle to pay $500,000 for a global settlement of the class action.  During the first quarter of 2016, the Company also recorded a litigation settlement expense in the amount of $500,000.  This matter was fully resolved by the Court’s November 28, 2016 Order approving the parties’ proposed settlement agreement and appointing a third-party administrator to handle class notification and payout. In December of 2016, the Company paid $500,000 into the Court’s fund and the third-party administrator began making payouts under the Court’s Order.  During the three months ended March 31, 2017, the third-party administrator continued paying settlements under the fund, a process expected to conclude with the third-party administrator’s report to the Court, which is due by July 19, 2017.  The Company expects that the matter will be fully concluded, without further obligation to the Company, by Order of the Court on or about August 2, 2017.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904 (“NLRB”), filed with the National Labor Relations Board in June 2015 and alleging violations of the National Labor Relations Act against the Company and its wholly-owned subsidiary, NAPW, Inc., where employee was allegedly terminated for asserting “union organizing” rights. While the Company disputes that any rights were impacted, the NLRB has issued its preliminary order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies. The NLRB’s order was recently affirmed by the U.S. Court of Appeals for the Ninth Circuit and the Company expects to work with the NLRB to carry out the effects of its order.

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

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2016 Annual Report.

The proceeds from the January 2017 Share Issuance may not be sufficient to implement our productivity improvement initiatives.

We received net proceeds of approximately $2,856,000 from the January 18, 2017 Share Issuance, partially offset by approximately $144,000 in third-party professional fees.  We expect to use the net proceeds for general corporate and working capital purposes including to implement the productivity improvement initiatives that we have identified as key to our ability to deliver profitable growth over the long term.  We cannot be certain that the proceeds from the Share Issuance will be sufficient to implement all or any of the initiatives or that these initiatives will improve our short and long-term business performance or prospects. In the event that we cannot implement these initiatives or that these initiatives are not successful, we could again face liquidity and going concern issues, which could result in your losing your entire investment in the Company.

The Company is controlled by CFL, and CFL’s interests may differ from the interests of our other stockholders.

CFL beneficially owns 54.64% of our outstanding shares of Common Stock on a fully diluted basis.  Five out of nine members of our Board of Directors are nominated by CFL. CFL may not exercise its rights as our controlling stockholder in a manner consistent with the interests of our other stockholders. By virtue of its ownership of a majority of our Common Stock and the power to designate the majority of our Board of Directors, CFL is in a position to influence the Company’s actions for its own benefit.

Public sales of a substantial number of shares of our Common Stock by CFL could cause our stock price to fall.

CFL beneficially owns 54.64% of our outstanding shares of Common Stock on a fully diluted basis.  Pursuant to the Stockholders’ Agreement, dated November 7, 2016, by and among  the Company, CFL and CFL shareholders, CFL, CFL shareholders and their respective controlled affiliates (collectively, the “CFL Group”) are subject to a one-year lock-up with respect to all shares of Common Stock owned by members of the CFL Group, subject to certain exceptions.  However, after the one-year period, it may generally sell its shares in the public markets, subject to applicable securities laws.  Furthermore, we have granted CFL and the CFL shareholders certain registration rights that provide them the ability to register for resale, from time to time and in accordance with the terms of the registration rights agreement, all shares of Common Stock owned by members of the CFL Group, subject to certain exceptions.  Sales of a substantial number of shares of our Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Common Stock and could have a material adverse effect on the trading price of our Common Stock.

Because we have a majority stockholder, our public float is more limited which could impact your ability to sell your shares and could result in increased volatility in our stock price.

CFL beneficially owns 54.64% of the outstanding shares of our Common Stock.  As a result, the trading volume of our Common Stock could be more limited than if our shares were more-widely held.  In addition, because we are a relatively small company, the range of investors willing to invest in our shares may be relatively limited. As a result of these factors, it may be more difficult for you to sell your shares of Common Stock at a time and price that you deem appropriate, and could increase the volatility of our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as previously reported in our current report on Form 8-K filed on January 19, 2017, we did not sell any equity securities in transactions that were not registered under the Securities Act of 1933 during the three months ended March 31, 2017.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: May 12, 2017	By:		/s/ Jiangping (Gary) Xiao
		Name:	Jiangping (Gary) Xiao
		Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document