Form 10-Q
period 2017-06-30
Professional Diversity Network, Inc.
filed 2017-08-14
CIK 1546296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
Form 10-Q
———————————
(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017   (OR)

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
 Yes  ☐  No ☒

There were 3,931,838 shares outstanding of the registrant’s common stock as of August 11, 2017.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2017

PART I
ITEM 1.	FINANCIAL STATEMENTS

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,951,849	$6,068,973
Accounts receivable, net	2,130,885	2,170,529
Incremental direct costs	332,780	423,023
Prepaid expenses and other current assets	712,427	957,140
Total current assets	8,127,941	9,619,665

Property and equipment, net	242,270	277,534
Capitalized technology, net	130,753	173,368
Goodwill	10,280,885	20,201,190
Intangible assets, net	7,749,239	9,183,439
Merchant reserve	780,849	1,426,927
Security deposits	213,931	220,754
Other assets	-	35,000
Total assets	$27,525,868	$41,137,877

Current Liabilities:
Accounts payable	$1,520,274	$2,172,332
Accrued expenses	1,245,827	962,172
Deferred revenue	4,849,619	5,485,599
Customer deposits	185,179	-
Total current liabilities	7,800,899	8,620,103

Deferred tax liability	2,662,927	3,653,274
Deferred rent	50,318	55,718
Other liabilities	4,743	33,159
Total liabilities	10,518,887	12,362,254

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value; 45,000,000 shares authorized; 3,936,399 shares and 3,623,899 shares issued as of June 30, 2017 and December 31, 2016, respectively; and 3,931,838 shares and 3,619,338 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	39,329	36,204
Additional paid in capital	79,637,909	76,234,772
Accumulated other comprehensive loss	1,621	-
Accumulated deficit	(62,634,761)	(47,458,236)
Treasury stock, at cost; 1,048 shares at June 30, 2017 and December 31, 2016	(37,117)	(37,117)
Total stockholders' equity	17,006,981	28,775,623

Total liabilities and stockholders' equity	$27,525,868	$41,137,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Membership fees and related services	$2,444,797	$4,259,144	$5,260,293	$9,299,318
Lead generation	1,604,767	1,415,958	3,328,934	2,935,549
Recruitment services	624,103	717,360	1,282,647	1,340,669
Product sales and other	26,573	404,590	72,941	491,583
Education and training	505,490	-	829,694	-
Consumer advertising and marketing solutions	58,327	53,976	124,029	127,052
Total revenues	5,264,057	6,851,028	10,898,538	14,194,171

Costs and expenses:
Cost of revenues	834,281	803,646	1,534,927	1,688,391
Sales and marketing	2,584,426	3,428,115	5,839,323	7,249,691
General and administrative	3,551,163	2,749,214	8,085,665	5,917,631
Litigation settlement	-	-	-	500,000
Goodwill impairment charge	9,920,305	-	9,920,305	-
Depreciation and amortization	800,783	811,232	1,636,613	1,678,242
Total costs and expenses	17,690,958	7,792,207	27,016,833	17,033,955

Loss from operations	(12,426,901)	(941,179)	(16,118,295)	(2,839,784)

Other (expense) income
Interest expense	-	(778)	(12,399)	(1,167)
Interest and other income	2,851	(481)	5,101	651
Other finance income	4,088	-	1,764	-
Other (expense) income, net	6,939	(1,259)	(5,534)	(516)

Loss before income tax benefit	(12,419,962)	(942,438)	(16,123,829)	(2,840,300)
Income tax benefit	(345,018)	(136,169)	(947,304)	(594,393)
Net loss	(12,074,944)	(806,269)	(15,176,525)	(2,245,907)

Other comprehensive loss:
Foreign currency translation adjustment	1,733	-	1,621	-
Comprehensive loss	$(12,073,211)	$(806,269)	$(15,174,904)	$(2,245,907)

Net loss per common share, basic and diluted	$(3.07)	$(0.45)	$(3.89)	$(1.24)

Weighted average shares used in computing net loss per common share:
Basic and diluted	3,932,886	1,808,314	3,901,809	1,808,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,176,525)	$(2,245,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,636,613	1,678,242
Deferred tax	(990,347)	(594,393)
Gain on lease cancellation		(423,998)
Goodwill impairment charge	9,920,305	-
Stock-based compensation expense	585,262	99,830
Provision for bad debt	154,875	-
Amortization of prepaid license fees	-	112,500
Amortization of customer deposits	-	(112,500)
Changes in operating assets and liabilities:
Accounts receivable	(114,697)	737,670
Prepaid expenses and other current assets	244,894	105,840
Incremental direct costs	90,243	304,169
Accounts payable	(653,690)	(163,944)
Accrued expenses	282,640	587,400
Deferred revenue	(635,980)	(2,384,908)
Deferred rent	(5,400)	7,585
Customer deposits	182,883
Other liabilities	(28,416)	59,306
Net cash used in operating activities	(4,507,340)	(2,233,108)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	-	500,000
Costs incurred to develop technology	(70,282)	-
Purchases of property and equipment	(53,838)	-
Security deposit	7,301	6,716
Net cash (used in) provided by investing activities	(116,819)	506,716

Cash flows from financing activities:
Proceeds from the sale of common stock	3,000,000	-
Payment of offering costs	(144,000)	-
Proceeds from line of credit	-	1,572,576
Payment of deferred financing costs	-	(458,555)
Merchant reserve	646,078	(166,078)
Net cash provided by financing activities	3,502,078	947,943

Effect of exchange rate fluctuations on cash and cash equivalents	4,957	-
Net decrease in cash and cash equivalents	(1,117,124)	(778,449)
Cash and cash equivalents, beginning of period	6,068,973	2,070,693
Cash and cash equivalents, end of period	$4,951,849	$1,292,244

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$1,487	$4,605
Issuance of warrants in connection with Master Credit Facility	$-	$783,458

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for:

•	NAPW, Inc., a Delaware corporation and wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”);
•
Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), both Delaware limited liability companies, each of which is a wholly-owned subsidiary of the Company and together provide career consultation services;

•
AETSI, Inc. (“AETSI”), a Delaware corporation and wholly-owned subsidiary of the Company, which was created to facilitate the Company’s prospective U.S.-China education partnerships, expected to begin later in 2017;

•
PDN HK International Education Ltd. and PDN HK International Education Information Co. Ltd. (collectively, “PDN Hong Kong”), both Hong Kong limited companies and wholly-owned subsidiaries which were created during the first quarter of 2017 to support the Company’s China expansion; and

•
PDN (China) International Culture Development Ltd. Co. (“PDN China”), a China wholly-owned foreign enterprise company and wholly-owned subsidiary created during the first quarter of 2017 to operate the China Operations described below.

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

The Company began business operations in China in the first quarter of 2017, similar to those in the United States, focusing on providing tools, products and services which will assist in personal and professional development. The Company intends to cooperate with existing companies and organizations in China to efficiently and promptly deliver valuable products and services to its registered users. The Chinese operations focus on the following areas:

•
Women’s Networking, which is the Chinese expansion of the NAPW segment, and is called “The International Association of Women” or “IAW,” the first marketing event for which was held near the end of the second quarter of 2017;

•
Secondary Education Services for Chinese Children, which will provide services to assist families in China identify, prepare for and attend secondary education schools in the United States and other countries, with U.S. operations managed by AETSI and China operations managed by PDN China; and

•
Education and Training for Accomplished Chinese Business People, through PDN China, which is providing education and training seminars in China, as reflected in the Company’s “China Operations / Education and Training” segment information below.

2. Liquidity, Financial Condition and Management’s Plans

At June 30, 2017, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the closings of the CFL Transaction (as defined in Note 7).

The Company had an accumulated deficit of approximately $62,635,000 at June 30, 2017. During the six months ended June 30, 2017, the Company generated a net loss of approximately $15,177,000 (including a goodwill impairment charge of $9,920,000), used cash in operations of approximately $4,507,000, which includes $1,450,000 paid to LinkedIn as a litigation settlement, and the Company expects that it will continue to generate operating losses for the foreseeable future. At June 30, 2017, the Company had a cash balance of approximately $4,952,000. Total revenues were approximately $5,264,000 and $6,851,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $10,899,000 and $14,194,000 for the six months ended June 30, 2017 and 2016, respectively. The Company had working capital of approximately $327,000 and $1,000,000 at June 30, 2017 and December 31, 2016, respectively.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Company had working capital of approximately $327,000 and $1,000,000 at June 30, 2017 and December 31, 2016, respectively.

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

Management believes that its available funds will be sufficient to meet its working capital requirements at least through August 2018. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

NASDAQ Notification

On June 21, 2017, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Nasdaq staff determined that the Company was not in compliance with Listing Rule 5605 for the period from February 13, 2017 through June 2, 2017 because the Company’s Audit Committee was comprised of only two independent directors.  The letter also stated that the Company regained compliance on June 2, 2017, within the cure period provided by Listing Rule 5605(c)(4), after it appointed independent directors Xiaojing Huang and Xianfang Liu to the Audit Committee.  The independent directors Lee Hillman and David Schramm continue to serve on the Audit Committee with Ms. Huang and Mr. Liu. Nasdaq confirmed that the matter is now closed.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 31, 2017 (the “Annual Report”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2016 and 2015. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Annual Report. The interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

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

Prior to January 1, 2017, when conducting its annual goodwill impairment assessment, the Company initially performed a qualitative evaluation of whether it is more likely than not that goodwill was impaired. If it was determined by a qualitative evaluation that it was more likely than not that goodwill was impaired, the Company then applied a two-step impairment test. The two-step impairment test first compared the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeded its carrying value, goodwill was not impaired and the Company was not required to perform further testing. If the carrying value of the reporting unit exceeded its fair value, the Company determined the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeded its implied fair value, then an impairment loss equal to the difference was recorded in the consolidated statements of operations.

Effective January 1, 2017, the Company prospectively adopted the provisions of ASU 2017-04, ““Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates the second step of the goodwill impairment test. Therefore, for goodwill impairment tests occurring after January 1, 2017, if the carrying value of a reporting unit exceeds its fair value, the Company will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill as of June 30, 2017. The Company performed its review based on both qualitative and quantitative factors and determined that carrying value of NAPW’s goodwill exceeded its implied fair value. Accordingly, the Company recorded a goodwill impairment charge of $9,920,305 in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2017.

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

Lead Generation

Professional Diversity Network provides career opportunities to our registered users. As part of our employment services we interact with over 30,000 job seekers via telephone on a weekly basis. Our Career Advisors suggest job opportunities for our registered users based on their location and profile. In certain circumstances our Career Advisers offer career support services to our registered users, including resume writing, education opportunities and economic consultations. In certain circumstances we receive compensation from various business partners resulting from our job seeker referrals. The Company derives lead generation revenues pursuant to arrangements with its business partners. Under these arrangements, the Company matches its business partners with potential candidates, pursuant to specific parameters defined in each arrangement. The Company invoices on a monthly basis based upon the number of leads provided. Revenues related to lead generation are recognized in the month when the leads are sent to its business partners.

The Company's business partners include educational institutions such as Keypath Education, QuinStreet and Education Dynamics in Noble Voice's traditional, core business, as well as a broad array of corporations such as Avon Products, American Airlines, Uber, among others.

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. Direct sales to customers are most typically a twelve month contract for services and as such the revenue for each contract is recognized ratably over its twelve month term. Event revenue is recognized in the month that the event takes place and e-commerce sales are for one month job postings and the revenue from those sales are recognized in the month the sale is made. Our recruitment services mainly consist of the following products –
•          On-line job postings to our diversity sites and to our broader network of websites including the National Association for the Advancement of Colored People and the National Urban League
•          OFCCP job promotion and recordation services
•          Diversity job fairs, both in person and virtual fairs
•          Diversity recruitment job advertising services
•          Cost per application, a service that employers can purchase whereby PDN sources qualified candidates and charges only for those applicants who meet the employers’ minimum qualifications
•          Diversity executive staffing services

The Company's customers in recruitment services include Starbucks, PNC Bank, US Dept. of Treasury, among others.

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

Education and Training

The Company works with its business partners to provide education and training seminars to business people in China. Revenues are recognized in the month when the seminar takes place.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

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

The Company's partner organizations include NAACP, National Urban League,VetJobs, among others.

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended June 30, 2017 and 2016, the Company incurred advertising and marketing expenses of approximately $665,000 and $521,000, respectively. For the six months ended June 30, 2017 and 2016, the Company incurred advertising and marketing expenses of approximately $1,588,000 and $1,185,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At June 30, 2017 and December 31, 2016, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share – The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended June 30, 2017 and 2016 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of June 30,
	2017	2016
Warrants to purchase common stock	170,314	514,064
Stock options	304,064	18,107
Restricted stock units	15,544
Unvested restricted stock	2,778	5,556
Total dilutive securities	492,700	537,727

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09,”Revenue from Contracts with Customers,” which was subsequently modified in August 2015 by ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). The Company will adopt the standard on January 1, 2018, using the full retrospective transition method, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2018 and the restatement of the financial statements for all prior periods presented. The Company continues to evaluate the impact of adoption of this standard on its consolidated financial statements and disclosures.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting “(“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

4. Capitalized Technology

Capitalized technology, net is as follows:
	June 30, 2017	December 31, 2016
Capitalized cost:
Balance, beginning of period	$1,888,791	$1,888,791
Additional capitalized cost	70,282	-
Balance, end of period	$1,959,073	$1,888,791

Accumulated amortization:
Balance, beginning of period	$1,715,423	$1,432,268
Provision for amortization	112,897	283,155
Balance, end of period	$1,828,320	$1,715,423
Capitalized Technology, net	$130,753	$173,368

Amortization expense of approximately $37,200 and $45,200 for the three months ended June 30, 2017 and 2016, respectively, and approximately $112,900 and $153,600 for the six months ended June 30, 2017 and 2016, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

5. Intangible Assets

Intangible assets, net is as follows:

June 30, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(1,097,264)	$2,872,736
Paid Member Relationships	5	890,000	(491,972)	398,028
Member Lists	5	8,957,000	(4,951,231)	4,005,769
Developed Technology	3	978,000	(881,166)	96,834
Trade Name/Trademarks	4	480,000	(329,861)	150,139
Customer Relationships	5	280,000	(144,667)	135,333
		$15,555,000	$(7,896,161)	7,658,839
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$7,749,239

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(898,764)	$3,071,236
Paid Member Relationships	5	890,000	(402,972)	487,028
Member Lists	5	8,957,000	(4,055,531)	4,901,469
Developed Technology	3	978,000	(718,166)	259,834
Trade Name/Trademarks	4	480,000	(269,861)	210,139
Customer Relationships	5	280,000	(116,667)	163,333
		$15,555,000	$(6,461,961)	9,093,039
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$9,183,439

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2017 (six months)	$1,368,033
2018	2,563,872
2019	1,846,697
2020	397,000
2021	397,000
2022	397,000
Thereafter	689,237
$7,658,839

Amortization expense of $717,100 for the three months ended June 30, 2017 and 2016 and $1,434,200 for the six months ended June 30, 2017 and 2016 is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

6. Commitments and Contingencies

Lease Obligations – The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Rent expense, amounting to approximately $203,000 and $241,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $407,000 and $550,000 for the six months ended June 30, 2017 and 2016, respectively, is included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. Included in rent expense is sublease income of approximately $96,000 and $90,000 for the three months ended June 30, 2017 and 2016, respectively, and approximately $192,000 and $180,000 for the six months ended June 30, 2017 and 2016, respectively.

Legal Proceedings

The Company has previously disclosed that it and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action filed in January 2016 alleging violations of various California Labor Code (wage & hour) sections.  During the first quarter of 2016, the Company executed a settlement agreement, subject to later Court approval, in which the Company agreed in principle to pay $500,000 for a global settlement of the class action.  During the first quarter of 2016, the Company also recorded a litigation settlement expense in the amount of $500,000.  On November 28, 2016, the Court approved the proposed settlement.  In December of 2016 the Company paid the settlement amount in the Court’s fund and the third-party administrator began distributing payments to class members.   On August 2, 2017, the Court notified the parties that the case is “reported as complete without the need for a further status conference”.  The Company expects a formal dismissal order in the near future.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904 (“NLRB”), filed with the National Labor Relations Board in June 2015 and alleging violations of the National Labor Relations Act against the Company and its wholly-owned subsidiary, NAPW, Inc., where employee was allegedly terminated for asserting “union organizing” rights. While the Company disputes that any rights were impacted, the NLRB has issued its preliminary order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies. The NLRB’s order was recently affirmed by the U.S. Court of Appeals for the Ninth Circuit and the Company is working with the NLRB to carry out the effects of its order. The NLRB is expected to levy a make-whole remedy to the subject employee. The Company does not expect the resolution of this matter to have a material negative impact on its financial condition.

The Company is a party to a proceeding captioned Paul Sutcliffe v. Professional Diversity Network, Inc., No. 533-2016-00033 (EEOC), filed with the Equal Employment Opportunity Commission (“EEOC”) in April 2016 and alleging violations of Title VII and the Age Discrimination in Employment Act, where employee was allegedly terminated due to his race (Caucasian) and his age (over 40). The EEOC has not yet notified the Company that it has issued a right-to-sue letter, and the complainant has not yet filed a lawsuit.

The Company is a party to a proceeding captioned Wei Aniton v. Professional Diversity Network, Inc., No. 440-2017-04717 (EEOC), filed with the Equal Employment Opportunity Commission (“EEOC”) on July 6, 2017 and alleging violations of Title VII and the Equal Pay Act of 1963, where employee alleges she was discriminated by the Company due to her race and her sex and was paid less than similarly situated white males. The Company is in the process of providing a response to the EEOC.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

At the closing of the Second Share Issuance, and as contemplated by the Purchase Agreement, the Company entered into an amendment, dated as of January 18, 2017 (the “Amendment”), to the Stockholders’ Agreement with CFL and the CFL shareholders. The Amendment increased the cap on the amount of common stock that CFL, the CFL shareholders and their respective affiliates (collectively, the “CFL Group”) may, directly or indirectly acquire, agree to acquire or publicly propose or offer to acquire from the Company, or pursuant to a tender or exchange offer for any shares of common stock, from 51% of the then outstanding shares of common stock, on a fully-diluted basis, to 54.64% of the then outstanding shares of common stock, on a fully-diluted basis. The Amendment also clarifies that the 312,500 shares of common stock purchased by CFL in the Second Share Issuance are subject to all of the restrictions contained in the Stockholders’ Agreement, as amended. All other terms and conditions of the Stockholders’ Agreement remain in full force and effect and were ratified and affirmed by the parties in the Amendment.

8. Employment Agreements

On June 19, 2017, the Company entered into an employment agreement (the “Song Employment Agreement”) effective as of January 12, 2017 (the “Effective Date”) with Jingbo (James) Song, the Company’s Executive Co-Chairman. The Song Employment Agreement continues until the three (3) year anniversary of the Effective Date. Under the Song Employment Agreement, Mr. Song will receive an annual base salary of $325,000 (“Base Salary”). Mr. Song’s Base Salary shall be increased on each anniversary of the Effective Date by the greater of (i) three percent (3%) multiplied by his then-current Base Salary, or (ii) the annual percentage increase in Consumer Price Index over the one-year period prior to the applicable anniversary of the Effective Date, as measured by the Bureau of Labor Statistics, multiplied by his then-current Base Salary. Mr. Song will be eligible for an annual bonus according to the terms and conditions of a bonus plan that is based upon the financial results achieved by the Company for the fiscal year or such other performance goals established by the Board (or the Compensation Committee), in its sole discretion. In addition, Mr. Song is entitled to severance pay if he is terminated without “cause” or resigns for “good reason,” each as defined in the Song Employment Agreement. Upon such termination, provided that he executes a release and waiver agreement, Mr. Song will be entitled to receive an amount equal to six months of his base salary, any earned but unpaid bonus for the year prior to the year of termination, and the pro rata portion of any bonus earned for the year in which termination occurs, as well as continuation of applicable benefits for a period of 12 months following his termination.

9. Income Taxes

The effective income tax rate for the three months ended June 30, 2017 and 2016 was 2.8% and 14.5%, respectively, resulting in a $345,000 and $136,000 income tax benefit, respectively. The effective income tax rate for the six months ended June 30, 2017 and 2016 was 5.9% and 20.9%, respectively, resulting in a $947,000 and $594,000 income tax benefit, respectively. The difference in the effective income tax rate for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, is mainly attributable to the impairment charge recognized on NAPW’s goodwill and the change in the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of June 30, 2017 and December 31, 2016.

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

10. Stock-Based Compensation

Equity Incentive Plans – The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The Company amended the 2013 Plan to increase the number of authorized shares of common stock under the Plan by 390,000 shares, which the Company’s stockholders approved on June 26, 2017. The Company is now authorized to issue 615,000 shares under the amended 2013 Plan.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	69,950	$12.07	9.0	$156,975
Granted	240,000	10.72
Exercised	-	-
Forfeited/Canceled/Expired	(5,886)	(32.63)
Outstanding – June 30, 2017	304,064	$10.61	9.5	$-

Exercisable – June 30, 2017	124,897	$10.83	9.4	$-

As discussed in Note 8, the Company granted 210,000 and 30,000 stock options to Messrs. Wang and Xiao, respectively, in connection with their employment agreements. These options had an aggregate fair value of $1,060,800, using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.13%
Expected dividend yield	0.00%
Expected volatility	41.78%
Expected term	5.5 years

The options are exercisable at an exercise price of $10.72 per share over a ten-year term and vest over two years, with one-third vested upon grant. The Company recorded $88,000 and $471,000 as compensation expense during the three and six months ended June 30, 2017, respectively, pertaining to these grants.

Total non-cash compensation expense for grants recorded by the Company amounted to approximately $114,000 and $15,000 for the three months ended June 30, 2017 and 2016, respectively, and $530,000 and $44,000 for the six months ended June 30, 2017 and 2016, respectively, as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at June 30, 2017 amounts to approximately $666,000 and is expected to be recognized over a remaining weighted average period of 1.6 years.

Warrants

As of June 30, 2017, there were 170,314 warrants outstanding and exercisable, with a weighted average exercise price of $32.44 per share. The weighted average remaining contractual life of the warrants at June 30, 2017 and December 31, 2016 was 3.8 and 4.3 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the six months ended June 30, 2017.

No compensation cost was recognized for the three and six months ended June 30, 2017 and 2016 pertaining to warrants.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Restricted Stock and Restricted Stock Units

On June 26, 2017, the Company granted 15,544 restricted stock units (“RSUs”) to certain Board members. The RSUs vest 100% on June 28, 2018, subject to continued service on the vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $7.72 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the combined awards amounted to $120,000.

A summary of the restricted stock award activity for the six months ended June 30, 2017 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2016	2,778
Granted	15,544
Forfeited	-
Vested	-
Unvested Outstanding at June 30, 2017	18,322

The Company recorded non-cash compensation expense of approximately $28,000 for the three months ended June 30, 2017 and 2016, and approximately $55,000 for the six months ended June 30, 2017 and 2016.

Total unrecognized compensation expense related to unvested restricted stock and unvested restricted stock units at June 30, 2017 amounts to approximately $166,000 and is expected to be recognized over a weighted average period of 0.9 years.

11. Segment Information

Beginning in January 2017, the Company operates in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network and (iii) Noble Voice operations, and (B) China Operations. The segments are categorized based on their business activities and organization. Prior to January 2017, the Company operated solely in the United States in the following segments: (i) PDN Network, (ii) NAPW Network and (iii) Noble Voice operations. The following tables present key financial information of the Company’s reportable segments as of and for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	United States
	PDN Network	NAPW Network	Noble Voice	China Operations	Consolidated

Membership fees and related services	$-	$2,444,797	$-	$-	$2,444,797
Lead generation	-	-	1,604,767	-	1,604,767
Recruitment services	624,103	-	-	-	624,103
Products sales and other	-	26,573	-	-	26,573
Education and training	-	-	-	505,490	505,490
Consumer advertising and marketing solutions	58,327	-	-	-	58,327
Total revenues	682,430	2,471,370	1,604,767	505,490	5,264,057
Loss from operations	(526,632)	(11,251,687)	(555,471)	(93,111)	(12,426,901)
Depreciation and amortization	7,057	741,191	49,870	2,665	800,783
Income tax expense (benefit)	107,852	(459,597)	16,153	(9,426)	(345,018)
Net loss	(626,546)	(10,792,090)	(571,624)	(84,684)	(12,074,944)
Capital expenditures	1,593	6,832	-	3,850	12,275

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	Six Months Ended June 30, 2017
	United States
	PDN Network	NAPW Network	Noble Voice	China Operations	Consolidated

Membership fees and related services	$-	$5,260,293	$-	$-	$5,260,293
Lead generation	-	-	3,328,934	-	3,328,934
Recruitment services	1,282,647	-	-	-	1,282,647
Products sales and other	-	72,941	-	-	72,941
Education and training	-	-	-	829,694	829,694
Consumer advertising and marketing solutions	124,029	-	-	-	124,029
Total revenues	1,406,676	5,333,234	3,328,934	829,694	10,898,538
Loss from operations	(1,752,853)	(13,317,855)	(1,000,969)	(46,618)	(16,118,295)
Depreciation and amortization	53,886	1,480,317	99,745	2,665	1,636,613
Income tax expense (benefit)	(108,133)	(820,542)	(61,672)	43,043	(947,304)
Net loss	(1,646,931)	(12,497,313)	(939,297)	(92,984)	(15,176,525)
Capital expenditures	7,147	10,646	341	35,704	53,838

	June 30, 2017
Goodwill	$339,451	$9,941,434	$-	$-	$10,280,885
Intangible assets, net	90,400	7,463,506	195,333	-	7,749,239
Total assets	3,361,676	19,352,949	1,928,366	2,882,877	27,525,868

	Three Months Ended June 30, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$4,259,144	$-	$4,259,144
Lead generation	-	-	1,415,958	1,415,958
Recruitment services	717,360	-	-	717,360
Products sales and other	-	404,590	-	404,590
Consumer advertising and marketing solutions	53,976	-	-	53,976
Total revenues	771,336	4,663,734	1,415,958	6,851,028
Loss from operations	(289,066)	(232,145)	(419,968)	(941,179)
Depreciation and amortization	47,318	697,166	66,748	811,232
Income tax expense (benefit)	2,630	18,059	(156,858)	(136,169)
Net loss	(292,955)	(250,204)	(263,110)	(806,269)

	Six Months Ended June 30, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$9,299,318	$-	$9,299,318
Lead generation	-	-	2,935,549	2,935,549
Recruitment services	1,340,669	-	-	1,340,669
Products sales and other	-	491,583	-	491,583
Consumer advertising and marketing solutions	127,052	-	-	127,052
Total revenues	1,467,721	9,790,901	2,935,549	14,194,171
Loss from operations	(720,892)	(1,278,890)	(840,002)	(2,839,784)
Depreciation and amortization	96,650	1,469,230	112,362	1,678,242
Income benefit	(150,909)	(267,672)	(175,812)	(594,393)
Net loss	(570,499)	(1,011,218)	(664,190)	(2,245,907)

	December 31, 2016
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	8,809,706	283,333	9,183,439
Total assets	7,643,471	31,457,958	2,036,448	41,137,877

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

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

Overview

We are an operator of professional networks with a focus on diversity, employment, education and training.  We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification.  We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBT+).

We operate in four business segments:  (i) Professional Diversity Network (“ PDN Network ”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, (ii) National Association of Professional Women (“ NAPW Network ”), a women-only professional networking organization, (iii) Noble Voice operations (“ Noble Voice ”), a career consultation and lead generation service, and (iv) China operations ( “China Operations” ), which focus on providing tools, products and services in China which will assist women, students and business professionals in personal and professional development.

Our value proposition is simple: (i) we provide a robust online and in-person network for our women members to make professional and personal connections for our diverse audience of women: African Americans, Hispanics, Asians, Veterans, individuals with disabilities and members of the Gay community (with the ability to roll out to our other affinities); (ii) we assist our registered users, or members, in their efforts to connect with like-minded individuals and identify career opportunities within the network; (iii) we help employers address their workforce diversity needs by connecting them with the right candidates; and (iv) we leverage our U.S. expertise and China connections to deliver these values to China, the world’s fastest-growing market.

We operate in four business segments:  (i) Professional Diversity Network (“ PDN Network ”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, (ii) National Association of Professional Women (“ NAPW Network ”), a women-only professional networking organization, (iii) Noble Voice operations (“ Noble Voice ”), a career consultation and lead generation service, and (iv) China operations ( “China Operations” ), which focus on providing tools, products and services in China which will assist women, students and business professionals in personal and professional development.

In January of 2017, the Company established PDN Hong Kong through its two wholly-owned subsidiaries there and in March of 2017 the Company established PDN China through its subsidiary there.  We are currently executing our strategic plan to build in China entirely new networking, training and education businesses.  We believe that coupling the Company’s expertise in networking and careers with our Chinese executives’ expertise in the China market will provide us with an opportunity for success with our overseas expansion.  During the first two quarters of 2017, we held seven events as part of our education and training business line’s “Shared Economy” summit series, attracting over 7,800 paid attendees.  Additionally, during the second quarter of 2017, we held a selective marketing event to introduce IAW, the PDN China women’s networking business.

Through the second quarter of 2017, our PDN Network, NAPW Network, Noble Voice and China Operations businesses represented 12.9%, 48.9%, 30.6% and 7.6% of our revenues, respectively.  As of June 30, 2017, we had approximately 9.7 million registered users in our PDN Network; approximately 945,000 registered users, or members, in the NAPW Network; and over 1,000 companies utilizing our products and services in our combined PDN Network and Noble Voice operations. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Percentage of revenue by product:
Membership fees and related services	46.4%	62.2%	48.3%	65.5%
Lead generation	30.5%	20.7%	30.5%	20.7%
Recruitment services	11.9%	10.5%	11.8%	9.4%
Products sales and other	0.5%	5.9%	0.7%	3.5%
Education and training	9.6%	0.0%	7.6%	0.0%
Consumer advertising and consumer marketing solutions	1.1%	0.7%	1.1%	0.9%

Paid Membership Subscriptions and Related Services.  We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary.  Members gain access to networking opportunities through a members-only website at www.napw.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately 150 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events.  NAPW members also receive  ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks.  Upgraded packages include (i) the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and free continuing education programs and (ii) the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence.  NAPW Membership is renewable and fees are payable on an annual basis, with the first annual fee payable at the commencement of the membership.  NAPW Membership subscriptions represented approximately 98.9% and 91.3%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended June 30, 2017 and 2016, and 98.6% and 95.0%, respectively, for the six months ended June 30, 2017 and 2016.

Lead Generation.   We monetize our career consultations conducted by our Noble Voice segment by generating and selling value-added leads to our strategic partners who provide continuing education and career services.  We also generate revenue from sales of data not used in the lead generation process.  Lead generation sales represented 100% of the revenue attributable to the Noble Voice business segment for the three and six months ended June 30, 2017 and 2016.

Recruitment Services.  We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks.  Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events.  The majority of recruitment services revenue comes from job recruitment advertising.  We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“ OFCCP ”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services.  Recruitment advertising revenue constituted approximately 91.5% and 93.0%, respectively, of revenue attributable to the PDN Network business segment for the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, recruitment advertising revenue constituted approximately 91.2% and 91.3%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales.  We offer to new purchasers of our NAPW Network memberships the opportunity to purchase up to two commemorative wall plaques at the time of membership purchase.  Product sales represented approximately 1.1% and 8.7%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended June 30, 2017 and 2016, and 1.4% and 5.0%, respectively, of revenue attributable to the NAPW Network business segment for the six months ended June 30, 2017 and 2016.

Education and Training.  In March of 2017 we began our China Operations by creating a Shared Economy summit series designed to provide education and training to Chinese business people.  Our initial event was a paid event which generated revenue through paid event admission fees.  Through the end of the second quarter, we have delivered seven Shared Economy summit series events, cumulatively drawing over 7,800 paid attendees.  Education and training represented 100% of the revenue attributable to China Operations for the three months ended June 30, 2017.  Because China Operations first began in March of 2017 there is no period-over-period comparison.

Consumer Advertising and Consumer Marketing Solutions.  We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers to post recruitment advertising and job openings.  We generate revenue from fees charged for those postings.  Consumer advertising and marketing solutions represented approximately 8.5% and 7.0%, respectively, of the revenue attributable to the PDN Network business segment for the three months ended June 30, 2017 and 2106. For the six months ended June 30, 2017 and 2016, consumer advertising and consumer marketing solutions revenue constituted approximately 8.8% and 8.7%, respectively, of the revenue attributable to the PDN Network business segment.

Cost of Revenue

Cost of revenue primarily consists of data and related costs to generate leads for our Noble Voice customers, costs of producing job fair and other events, revenue sharing with partner organizations, costs of producing education and training events, and costs of web hosting and operating our websites for the PDN Network.  Costs of producing wall plaques, hosting member conferences and local chapter meetings are also included in the cost of revenue for NAPW Network.

Financial Overview

During the quarter and six months ended June 30, 2017, we experienced losses as we continued our efforts to integrate new management and China Operations, reduce costs and streamline our business. For the six months ended June 30, 2017, we realized a net loss of approximately $15,177,000, a $12,931,000 increase from the comparable prior year period.  This increase in net loss for the quarter is primarily related to goodwill impairment charge of $9,920,000, the decrease in membership fees and related services revenue, an increase in stock-based compensation, and an increase in legal expenses.

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

Key Metrics

We believe that one of the key metrics in evaluating and measuring our performance is the number of registered users or members. We offer free memberships and in our NAPW segment we also offer a paid membership, one that provides a greater level of services and networking potential. The vast majority of our registered users are non-paid members. We define a registered user as an individual job seeker who affirmatively visited one of PDN Network’s properties, opted into an affinity group and provided us with demographic or contact information enabling us to match him or her with employers and/or jobs (“PDN Network registered user”).  We believe that a higher number of registered users will result in increased sales of our products and services, as employers will have access to a larger pool of professional talent.

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

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of June 30,		Change
	2017	2016	(Percent)
	(in thousands)
PDN Network Registered Users (1)	9,745	8,552	13.9%
NAPW Network Total Membership (2)	945	872	8.4%

(1)
The number of registered users may be higher than the number of actual users due to various factors.  For more information, see “Risk Factors—The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users  ” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”).

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

The following table provides a reconciliation of Net Loss to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(12,075)	$(806)	$(15,177)	$(2,246)
Stock-based compensation expense	70	43	585	100
Depreciation and amortization	801	811	1,637	1,678
Litigation settlement	-	-	-	500
Gain on lease cancellation	-	(424)	-	(424)
Goodwill impairment charge	9,920	-	9,920	-
Interest expense	-	1	12	1
Interest and other income	(3)	-	(5)	(1)
Income tax benefit	(345)	(136)	(947)	(594)
Adjusted EBITDA	$(1,632)	$(511)	$(3,975)	$(986)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$2,445	$4,259	$(1,814)	(42.6)%
Lead generation	1,605	1,416	189	13.3%
Recruitment services	624	717	(93)	(13.0)%
Products sales and other	27	405	(378)	(93.3)%
Education and training	505	-	505	100.0%
Consumer advertising and marketing solutions	58	54	4	7.4%
Total revenues	$5,264	$6,851	$(1,587)	(23.2)%

	Six Months Ended
	June 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$5,260	9,299	(4,039)	(43.4)%
Lead generation	3,329	2,936	393	13.4%
Recruitment services	1,283	1,341	(58)	(4.3)%
Products sales and other	73	492	(419)	(85.2)%
Education and training	830	-	830	100.0%
Consumer advertising and marketing solutions	124	126	(2)	(1.6)%
Total revenues	$10,899	14,194	(3,295)	(23.2)%

Total revenues decreased $1,587,000, or 23.2% for the three months ended June 30, 2017, compared to the same prior year period, and $3,295,000, or 23.2%, for the six months ended June 30, 2017, compared to the same prior year period, due primarily to decrease in membership fees and products sales as the management focuses on cost reduction efforts, including the reduction in the salesforce.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$2,472	4,664	(2,192)	(47.0)%
PDN Network	682	771	(89)	(11.5)%
Noble Voice	1,605	1,416	189	13.3%
China	505	-	505	100.0%
Total revenues	$5,264	6,851	(1,587)	(23.2)%

	Six Months Ended
	June 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$5,333	9,791	(4,458)	(45.5)%
PDN Network	1,407	1,467	(60)	(4.1)%
Noble Voice	3,329	2,936	393	13.4%
China	830	-	830	100.0%
Total revenues	$10,899	14,194	(3,295)	(23.2)%

During the three months ended June 30, 2017, our NAPW Network generated $2,472,000 in revenue from membership fees and related services and product sales, compared to $4,664,000 for the same period in the prior year, a decrease of $2,192,000, or 47.0%.  During the six months ended June 30, 2017, our NAPW Network generated $5,333,000 in revenue from membership fees and related services and product sales and other, compared to $9,791,000 for the same period in the prior year, a decrease of $4,458,000, or 45.5%. The decrease was mainly attributable to reductions of the NAPW sales staff while the Company re-tooled its lead-generation and other marketing activities and replaced and re-trained sales staff on new sales practices we expect to lead to improved long-term productivity.  We also expect the NAPW Network to continue restructuring and cost-cutting efforts during the remainder of 2017 and to have decreased revenues, period-over-period compared to 2016, for at least the remainder of 2017, with anticipated increases in 2018 and 2019 as a result of increased investments in product, marketing and salesforce development and the attendant efficiencies we expect to create through our recent restructuring efforts.

During the three months ended June 30, 2017, our PDN Network generated $682,000 in revenue, compared to $771,000 for the same period in the prior year, a decrease of $89,000, or 11.5%. During the six months ended June 30, 2017, our PDN Network generated $1,407,000 in revenue, compared to $1,467,000 for the same period in the prior year, a decrease of $60,000, or 4.1%. While Q1 2017 saw a modest uptick in sales and revenue generation over the prior year’s performance, Q2 experienced a slight decline.  The sales team experienced a reduction in staff with a corresponding drop in revenue generation.  Additionally, sales strategy and operational changes implemented in Q2 are expected to result in an increase in Q3 revenue.

During the three months ended June 30, 2017, our Noble Voice business generated $1,605,000 of lead generation revenue, compared to $1,416,000 for the same period in the prior year, an increase of $189,000 or 13.3%. During the six months ended June 30, 2017, our Noble Voice business generated $3,329,000 of lead generation revenue, compared to $2,936,000 for the same period in the prior year, an increase of $393,000 or 13.4%. The increase was mainly attributable to an improvement in the private education marketplace, coupled with strategic internal initiatives to increase volume and better lead quality. Staffing levels are heightened thus far in 2017 as operations continue to be optimized and efficiencies improved and managed. There has also been a focused commitment to improved customer relations with quality and growth the chief goals.

We started our operations in China in Q1 2017. During the three months ended June 30, 2017, China Operations generated $505,000 of revenue. During the six months ended June 30, 2017, China Operations generated $830,000 of revenue.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$834	804	30	3.7%
Sales and marketing	2,584	3,428	(844)	(24.6)%
General and administrative	3,551	2,749	802	29.2%
Goodwill impairment charge	9,920	-	9,920	100.0%
Depreciation and amortization	801	811	(10)	(1.2)%
Total costs and expenses	$17,690	7,792	9,898	127.0%

During the three months ended June 30, 2017, total costs and expenses were $17,690,000, compared to $7,792,000 for same period in the prior year, an increase of $9,898,000 or 127.0%. The increase is primarily a result of goodwill impairment charge of $9,920,000, an increase of $802,000 or 29.2% in general and administrative expense and an increase of $30,000 or 3.7% in cost of revenue. The primary drivers of our G&A increases are increased legal services, compensation to independent board directors and new staff in China and in the United States to support our expansion into the Chinese markets and beyond. The increase in expenses was partially offset by a decrease of $844,000 or 24.6% in sales and marketing mostly due to reduction of salesforce, and a decrease of $10,000 or 1.2% in depreciation and amortization..

	Six Months Ended
	June 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$1,535	1,688	(153)	(9.1)%
Sales and marketing	5,839	7,250	(1,411)	(19.5)%
General and administrative	8,086	5,918	2,168	36.6%
Litigation settlement	-	500	(500)	(100.0)%
Goodwill impairment charge	9,920	-	9,920	100.0%
Depreciation and amortization	1,637	1,678	(41)	(2.4)%
Total costs and expenses	$27,017	17,034	9,983	58.6%

During the six months ended June 30, 2017, total costs and expenses were $27,017,000, compared to $17,034,000 for the same period in the prior year, and increase of $9,983,000, or 58.6%. The increase is primarily a result of goodwill impairment charge of $9,920,000, an increase of $2,168,000 or 36.6% in general and administrative expense, partially offset by a decrease of $1,411,000 or 19.5% in sales and marketing, a $500,000 litigation settlement in the first quarter of 2016, a decrease of $153,000 or 9.1% decrease in cost of revenue and a decrease of $41,000 or 2.4% in depreciation and amortization.

Cost of revenue: Cost of revenues during the three months ended June 30, 2017 were $834,000, compared to $804,000 for the same period in the prior year, an increase of $30,000, or 3.7%, mainly attributable to an increase of $231,000 related to our China Operations that was launched in March 2017, partially offset by a decrease of $112,000 in the PDN segment as a result of improved efficiencies in spending, and a decrease of $73,000 in the Noble Voice segment due to improved efficiencies in lead data sourcing and spending. Cost of revenues during the six months ended June 30, 2017 were $1,535,000, compared to $1,688,000 for the same period in the prior year, a decrease of $153,000, or 9.1%, mainly attributable to a decrease of $186,000 in the PDN segment as a result of improved efficiencies in spending, and a decrease of $177,000 in the Noble Voice segment as a result of improved efficiencies in lead data sourcing and spending, partially offset by an increase of $268,000 related to our China Operations that was launched in March 2017.

Sales and marketing expense: Sales and marketing expense during the three months ended June 30, 2017 were $2,584,000, compared to $3,428,000 for the same period in the prior year, a decrease of $844,000, or 24.6%. Sales and marketing during the six months ended June 30, 2017 were $5,839,000, compared to $7,250,000 for the same period in the prior year, a decrease of $1,411,000, or 19.5%. The decreases for the three and six months ended June 30, 2017 are primarily due to reduction in the NAPW segment sales force from 73 sales representatives as of June 30, 2016 to 50 as of June 30, 2017.

General and administrative expense: General and administrative expense for the three months ended June 30, 2017 was $3,551,000, compared to $2,749,000 for the same period in the prior year, an increase of $802,000 or 29.2%. The increase was mainly attributable to a $325,000 increase in rent expense due to gain on lease cancellation of $424,000 related to the closing of its Los Angeles, CA office that was recorded during the three months ended June 30, 2016, an increase of $270,000 related to our China Operations that were launched in March 2017, and a $250,000 increase in legal fees. General and administrative expense for the six months ended June 30, 2017 was $8,086,000, compared to $5,918,000 for the same period in the prior year, an increase of $2,168,000 or 36.6%. The increase was mainly attributable to a $715,000 increase in legal fees, a $508,000 increase related to our China Operations that was launched in March 2017, a $486,000 increase in stock based compensation, a $221,000 increase in rent due to gain on lease cancellation of $424,000 related to the closing of its Los Angeles, CA office that was recorded during the three months ended June 30, 2016 and a $249,000 increase in compensation to independent board directors.

Litigation settlement: Litigation settlement for the six months ended June 30, 2016 represents the expense related to a $500,000 settlement of a class action lawsuit that was recorded during the first quarter of 2016.

Goodwill impairment charge: As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill as of June 30, 2017. Accordingly, the Company recorded a goodwill impairment charge of $9,920,000 the three and six months ended June 30, 2017. No goodwill impairment charge was recorded during the three and six months ended June 30, 2016.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended June 30, 2017 was $801,000, compared to $811,000 for the same period in the prior year, a decrease of $10,000 or 1.2%. Depreciation and amortization expense for the six months ended June 30, 2017 was $1,637,000, compared to $1,678,000 for the same period in the prior year, a decrease of $41,000 or 2.4%. The decrease for the three and six months ended June 30, 2017 was mainly attributable to a reduction in amortization expense resulting from the amortization of the capitalized technology costs.

Income Tax Benefit

	Three Months Ended
	June 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Total	$(345)	$(136)	$(209)	153.7%

	Six Months Ended
	June 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Total	$(947)	$(594)	$(353)	59.4%

The effective income tax rate for the three months ended June 30, 2017 and 2016 was 2.8% and 14.5%, respectively, resulting in a $345,000 and $136,000 income tax benefit, respectively. The effective income tax rate for the six months ended June 30, 2017 and 2016 was 5.9% and 20.9%, respectively, resulting in a $947,000 and $594,000 income tax benefit, respectively. The difference in the effective income tax rate for the three and six months ended June 30, 2017, compared to the three and six months ended June 30, 2016, is mainly attributable to the impairment charge recognized on NAPW’s goodwill and the change in the valuation allowance.

Net Loss

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(10,792)	(250)	(10,542)	4,216.8%
PDN Network	(627)	(293)	(334)	114.0%
Noble Voice	(572)	(263)	(309)	117.4%
China	(85)	-	(85)	100.0%
Consolidated Net Loss	$(12,076)	(806)	(11,270)	1,398.3%

	Six Months Ended
	June 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(12,497)	(1,011)	(11,486)	1,136.1%
PDN Network	(1,647)	(570)	(1,077)	188.9%
Noble Voice	(939)	(664)	(275)	41.4%
China	(93)	-	(93)	100%
Consolidated Net Loss	$(15,176)	(2,245)	(12,931)	576.0%

As the result of the factors discussed above, during the three and six months ended June 30, 2017 we incurred $12,076,000 and $15,176,000 respectively, of net losses, an increase (decrease) of 1,397.8% and 576.0% from net loss of $806,000 and $2,245,000 during the three and six months ended June 30, 2016. The $11,270,000 increase in net loss for the three months ended June 30, 2017 was primarily driven by a decrease of $2,192,000 in NAPW segment revenues from membership fees, related services and product sales period-over-period, along with NAPW segment goodwill impairment charge of $9,920,000, and increase of $802,000 in overall general and administrative expenses. The $12,931,000 increase in net loss for the six months ended June 30, 2017 was primarily driven by a decrease of $4,458,000 in NAPW segment revenues from membership fees, related services and product sales period-over-period, along with NAPW segment goodwill impairment charge of $9,920,000, an increase of $2,168,000 in overall general and administrative expenses.

During the three and six months ended June 30, 2017, we incurred a net loss of $10,792,000 and $12,497,000, respectively, attributable to the NAPW Network segment, compared to net loss of $250,000 and $1,011,000 for the for the three and six months ended June 30, 2016, respectively.  The increase in net loss was primarily attributable to a year-over-year decrease in NAPW segment revenues from membership fees, related services and product sales, goodwill impairment charge of $9,920,000 and increased corporate overhead.

During the three and six months ended June 30, 2017, we incurred a net loss of $627,000 and $1,647,000, respectively, attributable to the PDN Network segment, compared to net loss of $293,000 and $570,000 for the three and six months ended June 30, 2016, respectively.  The increase in net loss was primarily attributable to $486,000 increase in stock-based compensation and increased corporate overhead allocated to the PDN Network segment and an increase in non-recurring legal expenses.

During the three and six months ended June 30, 2017, we incurred a net loss of $572,000 and $939,000, respectively, attributable to the Noble Voice segment, compared to $263,000 and $664,000 for the three and six months ended June 30, 2016, respectively. The decrease in net loss was primarily attributable to by higher corporate overhead.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2017 and December 31, 2016, respectively, and is intended to supplement the more detailed discussion that follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$4,952	$6,069
Working capital	$327	$1,000

Our principal sources of liquidity are our cash and cash equivalents, including the net proceeds from the recent issuances of Common Stock to CFL. As of June 30, 2017 and December 31, 2016, we had working capital of approximately $327,000 and $1,000,000.  During the six months ended June 30, 2017, we generated a net loss of approximately $15,177,000 (including a non-cash impairment charge of $9,920,000), used cash in operations of approximately $4,507,000, which includes $1,450,000 paid to LinkedIn related to litigation that was settled in 2016, and we expect that we will continue to generate operating losses for the foreseeable future.

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

We currently anticipate that our available funds will be sufficient to meet our working capital requirements through August of 2018.  Since the Company expects that it will continue to generate operating losses for the mid-term, the Company may require additional funding sources or need to further decrease expenses in order to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$(4,507)	$(2,233)
Investing activities	(117)	507
Financing activities	3,502	948
Effect of exchange rate fluctuations on cash and cash equivalents	5	-
Net decrease in cash and cash equivalents	$(1,117)	$(778)

Net Cash Used in Operating Activities

For the six months ended June 30, 2017, net cash used in operating activities was $4,507,000. We had a net loss of $15,177,000, a deferred income tax benefit of $990,000, which was offset by non-cash NAPW goodwill impairment charge of $9,920,000, depreciation and amortization of $1,637,000 and stock-based compensation expense of $585,000. Changes in operating assets and liabilities used $638,000 of cash during the six months ended June 30, 2017, consisting primarily of decreases in deferred revenue and accounts payable and slight increases in accounts receivable, partially offset by increases in accrued expenses and decreases in prepayments.

Net cash used in operating activities for the six months ended June 30, 2016 was $2,233,000. We had a net loss of $2,246,000 during the six months ended June 30, 2016, which was offset by non-cash depreciation and amortization of $1,678,000, stock-based compensation expense of $100,000 and a deferred tax benefit of $594,000. Changes in operating assets and liabilities used $747,000 of cash during the six months ended June 30, 2016, consisting primarily of decreases in deferred revenue partially offset by increases in accrued expenses.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $117,000, consisting of $70,000 invested to develop technology, $54,000 in purchases of property and equipment, partially offset by $7,000 of returned security deposits.

Net cash provided by investing activities for the six months ended June 30, 2016 was $507,000, consisting of $500,000 of proceeds from the maturities of short-term investments and $7,000 of returned security deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 was $3,502,000, consisting of the $3,000,000 in gross proceeds from the January 18, 2017 issuance, $646,000 refund of merchant reserve, partially offset by the $144,000 payment of offering costs to third-party professionals.

Net cash provided by financing activities during the six months ended June 30, 2016 was $948,000, consisting of $1,573,000 of proceeds drawn on our Master Credit Facility , partially offset by $459,000 of costs related to securing that facility and $166,000 due to the increase in the merchant reserve for NAPW Network.

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

The foregoing list of important factors may not include all such factors.  You should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company.  Please refer to Part II, Item 1A, “ Risk Factors ” of this Quarterly Report and to Part I, Item 1A, “ Risk Factors ” of our 2016 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow.  You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement.  Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2017, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “ Exchange Act”). We recognize that there are material weaknesses related to our internal controls as described below. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2017, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2016.  We continued making necessary changes and implementing new policies to enhance the overall internal control structure, including requiring pre-approval for certain purchases, more controls in creating new vendors in the system, creating various levels of approval authority, streamlining and establishing monthly closing procedures and reorganizing accounting department to improve segregation of duties. There have been no other changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

We anticipate that the actions described above and resulting improvements in controls will strengthen the Company’s internal control over financial reporting and will, over time, address the related material weaknesses.  However, because many of the controls in the Company’s system of internal controls rely extensively on manual review and approval, the successful operation of these controls may be required for several quarters prior to management being able to conclude that the material weaknesses have been remediated.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company has previously disclosed that it and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action filed in January 2016 alleging violations of various California Labor Code (wage & hour) sections.  During the first quarter of 2016, the Company executed a settlement agreement, subject to later Court approval, in which the Company agreed in principle to pay $500,000 for a global settlement of the class action.  During the first quarter of 2016, the Company also recorded a litigation settlement expense in the amount of $500,000.  On November 28, 2016, the Court approved the proposed settlement.  In December of 2016 the Company paid the settlement amount in the Court’s fund and the third-party administrator began distributing payments to class members.   On August 2, 2017, the Court notified the parties that the case is “reported as complete without the need for a further status conference”.  The Company expects a formal dismissal order in the near future.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904, filed with the National Labor Relations Board (“NLRB”) in June 2015 and alleging violations of the National Labor Relations Act against the Company and its wholly-owned subsidiary, NAPW, Inc., where employee was allegedly terminated for asserting “union organizing” rights. While the Company disputes that any rights were impacted, the NLRB has issued its preliminary order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies. The NLRB’s order was recently affirmed by the U.S. Court of Appeals for the Ninth Circuit and the Company is working with the NLRB to carry out the effects of its order.  The NLRB is expected to levy a make-whole remedy to the subject employee.  The Company does not expect the resolution of this matter to have a material negative impact on its financial condition.

The Company is a party to a proceeding captioned Paul Sutcliffe v. Professional Diversity Network, Inc., No. 533-2016-00033 (EEOC), filed with the Equal Employment Opportunity Commission in April 2016 and alleging violations of Title VII and the Age Discrimination in Employment Act, where employee was allegedly terminated due to his race (Caucasian) and his age (over 40). The EEOC has not yet notified the Company that it has issued a right-to-sue letter, and the complainant has not yet filed a lawsuit.

The Company is a party to a proceeding captioned Wei Aniton v. Professional Diversity Network, Inc., No. 440-2017-04717 (EEOC), filed with the Equal Employment Opportunity Commission (“EEOC”) on July 6, 2017 and alleging violations of Title VII and the Equal Pay Act of 1963, where employee alleges she was discriminated by the Company due to her race and her sex and was paid less than similarly situated white males. The Company is in the process of providing a response to the EEOC.

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

CFL beneficially owns 54.64% of our outstanding shares of Common Stock on a fully diluted basis.  Pursuant to the Stockholders’ Agreement, dated November 7, 2016, by and among  the Company, CFL and CFL shareholders, CFL, CFL shareholders and their respective affiliates (collectively, the “ CFL Group ”) are subject to a one-year lock-up with respect to all shares of Common Stock owned by members of the CFL Group, subject to certain exceptions.  However, after the one-year period, it may generally sell its shares in the public markets, subject to applicable securities laws.  Furthermore, we have granted CFL and the CFL shareholders certain registration rights that provide them the ability to register for resale, from time to time and in accordance with the terms of the registration rights agreement, all shares of Common Stock owned by members of the CFL Group, subject to certain exceptions.  Sales of a substantial number of shares of our Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Common Stock and could have a material adverse effect on the trading price of our Common Stock.

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

We did not sell any equity securities in transactions that were not registered under the Securities Act of 1933 during the three months ended June 30, 2017.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: August 14, 2017	By:		/s/ Jiangping (Gary) Xiao
		Name:	Jiangping (Gary) Xiao
		Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document