Form 10-Q
period 2017-09-30
Professional Diversity Network, Inc.
filed 2017-11-13
CIK 1546296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————————
Form 10-Q
———————————
(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2017   (OR)

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
 Yes ☐ No ☒

There were 3,931,838 shares outstanding of the registrant’s common stock as of November 6, 2017.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

PART I

ITEM 1.	FINANCIAL STATEMENTS

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,821,729	$6,068,973
Accounts receivable, net	1,799,013	2,170,529
Incremental direct costs	241,235	423,023
Prepaid expenses and other current assets	490,581	957,140
Total current assets	5,352,558	9,619,665

Property and equipment, net	291,774	277,534
Capitalized technology, net	141,573	173,368
Goodwill	10,280,885	20,201,190
Intangible assets, net	7,035,139	9,183,439
Merchant reserve	780,849	1,426,927
Security deposits	239,059	220,754
Other assets	-	35,000
Total assets	$24,121,837	$41,137,877

Current Liabilities:
Accounts payable	$1,232,510	$2,172,332
Accrued expenses	1,172,435	962,172
Deferred revenue	4,422,715	5,485,599
Total current liabilities	6,827,660	8,620,103

Deferred tax liability	2,492,837	3,653,274
Deferred rent	60,959	55,718
Other liabilities	78,481	33,159
Total liabilities	9,459,937	12,362,254

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value; 45,000,000 shares authorized; 3,936,399 shares and 3,623,899 shares issued as of September 30, 2017 and December 31, 2016, respectively; and 3,931,838 shares and 3,619,338 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	39,329	36,204
Additional paid in capital	79,783,969	76,234,772
Accumulated other comprehensive loss	(1,435)	-
Accumulated deficit	(65,122,846)	(47,458,236)
Treasury stock, at cost; 1,048 shares at September 30, 2017 and December 31, 2016	(37,117)	(37,117)
Total stockholders' equity	14,661,900	28,775,623

Total liabilities and stockholders' equity	$24,121,837	$41,137,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Membership fees and related services	$2,204,909	$3,748,334	$7,465,202	$13,047,652
Lead generation	1,370,465	1,554,370	4,699,399	4,489,919
Recruitment services	694,454	954,887	1,977,101	2,295,556
Product sales and other	18,285	52,857	91,226	544,440
Education and training	68,890	-	898,584	-
Consumer advertising and marketing solutions	65,188	49,719	189,217	176,771
Total revenues	4,422,191	6,360,167	15,320,729	20,554,338

Costs and expenses:
Cost of revenues	658,297	745,159	2,193,224	2,433,550
Sales and marketing	2,275,585	3,064,454	8,114,908	10,314,145
General and administrative	3,236,848	3,010,862	11,322,513	8,928,493
Litigation settlement	155,216	-	155,216	500,000
Goodwill impairment charge	-	-	9,920,305	-
Depreciation and amortization	806,898	819,894	2,443,511	2,498,136
Total costs and expenses	7,132,844	7,640,369	34,149,677	24,674,324

Loss from operations	(2,710,653)	(1,280,202)	(18,828,948)	(4,119,986)

Other (expense) income
Interest expense	-	(215,781)	(12,399)	(216,948)
Interest and other income	4,117	150	9,218	801
Other finance income	5,318	-	7,082	-
Other (expense) income, net	9,435	(215,631)	3,901	(216,147)

Change in fair value of warrant liability	-	(401,000)	-	(401,000)

Loss before income tax benefit	(2,701,218)	(1,896,833)	(18,825,047)	(4,737,133)
Income tax benefit	(213,133)	(623,699)	(1,160,437)	(1,218,092)
Net loss	(2,488,085)	(1,273,134)	(17,664,610)	(3,519,041)

Other comprehensive loss:
Foreign currency translation adjustment	(3,056)	-	(1,435)	-
Comprehensive loss	$(2,491,141)	$(1,273,134)	$(17,666,045)	$(3,519,041)

Net loss per common share, basic and diluted	$(0.63)	$(0.70)	$(4.52)	$(1.94)

Weighted average shares used in computing net loss per common share:
Basic and diluted	3,932,886	1,809,676	3,912,282	1,809,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(17,664,610)	$(3,519,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,443,511	2,498,136
Deferred tax	(1,160,437)	(1,218,092)
Gain on lease cancellation	-	(423,998)
Goodwill impairment charge	9,920,305	-
Stock-based compensation expense	731,322	217,547
Provision for bad debt	155,077	-
Amortization of deferred financing costs	-	156,594
Amortization of prepaid license fees	-	112,500
Amortization of customer deposits	-	(112,500)
Chang in fair value of warrant liability	-	401,000
Changes in operating assets and liabilities:
Accounts receivable	219,391	671,056
Prepaid expenses and other current assets	467,339	181,903
Incremental direct costs	181,788	476,300
Accounts payable	(940,051)	893,210
Accrued expenses	209,458	681,779
Deferred revenue	(1,067,652)	(3,560,351)
Deferred rent	5,241	10,279
Other liabilities	45,322	45,098
Net cash used in operating activities	(6,453,996)	(2,488,580)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	-	500,000
Costs incurred to develop technology	(122,597)	-
Purchases of property and equipment	(154,295)	-
Security deposit	(17,603)	194,411
Net cash (used in) provided by investing activities	(294,495)	694,411

Cash flows from financing activities:
Proceeds from the sale of common stock	3,000,000	-
Payment of offering costs	(144,000)	-
Proceeds from line of credit	-	1,942,625
Payment of deferred issuance costs related to Master Credit Facility	-	(488,082)
Payment of deferred offering costs related to CFL Transaction	-	(1,049,026)
Merchant reserve	646,078	(166,078)
Net cash provided by financing activities	3,502,078	239,439

Effect of exchange rate fluctuations on cash and cash equivalents	(831)	-
Net decrease in cash and cash equivalents	(3,247,244)	(1,554,730)
Cash and cash equivalents, beginning of period	6,068,973	2,070,693
Cash and cash equivalents, end of period	$2,821,729	$515,963

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$1,702	$4,605
Cash paid for interest	$-	$21,740
Issuance of warrants in connection with Master Credit Facility	$-	$783,458
Reclassification of derivative liability to additional paid in capital	$-	$781,000

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

2. Liquidity, Financial Condition and Management’s Plans

At September 30, 2017, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the closings of the CFL Transaction (as defined in Note 7).

The Company had an accumulated deficit of approximately $65,123,000 at September 30, 2017. During the nine months ended September 30, 2017, the Company generated a net loss of approximately $17,665,000 (including a goodwill impairment charge of $9,920,000), used cash in operations of approximately $6,454,000, which includes $1,450,000 paid to LinkedIn as a litigation settlement, and the Company expects that it will continue to generate operating losses for the foreseeable future. At September 30, 2017, the Company had a cash balance of approximately $2,822,000. Total revenues were approximately $4,422,000 and $6,360,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $15,321,000 and $20,554,000 for the nine months ended September 30, 2017 and 2016, respectively. The Company had working capital of approximately ($1,475,000) and $1,000,000 at September 30, 2017 and December 31, 2016, respectively.

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

Management believes that its available funds and cash generated from operations will be sufficient to meet its working capital requirements at least through November 2018. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 31, 2017 (the “Annual Report”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2016 and 2015. The financial information as of December 31, 2016 is derived from the audited financial statements presented in the Annual Report. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any future interim periods.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

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

As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill as of June 30, 2017. The Company performed its review based on both qualitative and quantitative factors and determined that carrying value of NAPW’s goodwill exceeded its implied fair value. Accordingly, the Company recorded a goodwill impairment charge of $9,920,305 in the accompanying condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2017.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Lead Generation

Professional Diversity Network provides career opportunities to our registered users. As part of our employment services we interact with over 27,500 job seekers via telephone on a weekly basis. Our Career Advisors suggest job opportunities for our registered users based on their location and profile. In certain circumstances our Career Advisers offer career support services to our registered users, including resume writing, education opportunities and economic consultations. In certain circumstances we receive compensation from various business partners resulting from our job seeker referrals. The Company derives lead generation revenues pursuant to arrangements with its business partners. Under these arrangements, the Company matches its business partners with potential candidates, pursuant to specific parameters defined in each arrangement. The Company invoices on a monthly basis based upon the number of leads provided. Revenues related to lead generation are recognized in the month when the leads are sent to its business partners.

The Company's business partners include educational institutions such as Keypath Education, QuinStreet and Education Dynamics in Noble Voice's traditional, core business, as well as a broad array of corporations such as Avon Products, American Airlines, and Uber, among others.

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. Direct sales to customers are most typically a twelve month contract for services and as such the revenue for each contract is recognized ratably over its twelve month term. Event revenue is recognized in the month that the event takes place and e-commerce sales are for one month job postings and the revenue from those sales are recognized in the month the sale is made. Our recruitment services mainly consist of the following products:
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

The Company's customers in recruitment services include Starbucks, PNC Bank, and US Dept. of Treasury, among others.

Product Sales and Other Revenue

Products offered to members relate to custom made plaques. Product sales are recognized as deferred revenue at the time the initial order is placed. Revenue is then recognized at the time these products are shipped. The Company’s shipping and handling costs are included in cost of sales in the accompanying consolidated statements of operations.

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

The Company's partner organizations include NAACP and National Urban League,VetJobs, among others.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended September 30, 2017 and 2016, the Company incurred advertising and marketing expenses of approximately $658,000 and $657,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company incurred advertising and marketing expenses of approximately $2,246,000 and $1,842,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At September 30, 2017 and December 31, 2016, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share – The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended September 30, 2017 and 2016 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of September 30,
	2017	2016
Warrants to purchase common stock	170,314	514,064
Stock options	284,897	72,886
Restricted stock units	15,544	-
Unvested restricted stock	2,778	5,556
Total dilutive securities	473,533	592,506

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting “(“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on the Company’s financial position or results of operations.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. It is effective for annual periods beginning after December 31, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

4. Capitalized Technology

Capitalized technology, net is as follows:

	September 30, 2017	December 31, 2016
Capitalized cost:
Balance, beginning of period	$1,888,791	$1,888,791
Additional capitalized cost	122,597	-
Balance, end of period	$2,011,388	$1,888,791

Accumulated amortization:
Balance, beginning of period	$1,715,423	$1,432,268
Provision for amortization	154,392	283,155
Balance, end of period	$1,869,815	$1,715,423
Capitalized Technology, net	$141,573	$173,368

Amortization expense of approximately $41,000 and $62,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $154,000 and $216,000 for the nine months ended September 30, 2017 and 2016, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

5. Intangible Assets

Intangible assets, net is as follows:

September 30, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(1,196,514)	$2,773,486
Paid Member Relationships	5	890,000	(536,472)	353,528
Member Lists	5	8,957,000	(5,399,081)	3,557,919
Developed Technology	3	978,000	(959,666)	18,334
Trade Name/Trademarks	4	480,000	(359,861)	120,139
Customer Relationships	5	280,000	(158,667)	121,333
		$15,555,000	$(8,610,261)	6,944,739
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$7,035,139

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(898,764)	$3,071,236
Paid Member Relationships	5	890,000	(402,972)	487,028
Member Lists	5	8,957,000	(4,055,531)	4,901,469
Developed Technology	3	978,000	(718,166)	259,834
Trade Name/Trademarks	4	480,000	(269,861)	210,139
Customer Relationships	5	280,000	(116,667)	163,333
		$15,555,000	$(6,461,961)	9,093,039
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$9,183,439

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2017 (three months)	$653,933
2018	2,563,872
2019	1,846,697
2020	397,000
2021	397,000
2022	397,000
Thereafter	689,237
$6,944,739

Amortization expense of $714,000 and $717,000 for the three months ended September 30, 2017 and 2016, respectively, and $2,148,000 and $2,151,000 for the nine months ended September 30, 2017 and 2016, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Rent expense, amounting to approximately $268,000 and $258,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $811,000 and $808,000 for the nine months ended September 30, 2017 and 2016, respectively, is included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. Included in rent expense is sublease income of approximately $96,000 and $90,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $288,000 and $279,000 for the nine months ended September 30, 2017 and 2016, respectively.

Legal Proceedings

The Company has previously disclosed that it and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action filed in January 2016 alleging violations of various California Labor Code (wage & hour) sections.  During the first quarter of 2016, the Company executed a settlement agreement, subject to later Court approval, in which the Company agreed in principle to pay $500,000 for a global settlement of the class action.  During the first quarter of 2016, the Company also recorded a litigation settlement expense in the amount of $500,000.  On November 28, 2016, the Court approved the proposed settlement.  In December of 2016 the Company paid the settlement amount in the Court’s fund and the third-party administrator began distributing payments to class members.   On August 2, 2017, the Court notified the parties that the case is “reported as complete without the need for a further status conference.” This matter is therefore concluded and will not be further reported.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904, filed with the National Labor Relations Board (“NLRB”) in June 2015 and alleging violations of the National Labor Relations Act (“NLRA”) against the Company and its wholly-owned subsidiary, NAPW, Inc., where employee was allegedly terminated for asserting rights under Section 7 of the NLRA. While the Company disputes that any rights were impacted, the NLRB has issued its order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies, as well as to pay the claimant certain back pay and offer reinstatement. The Company has complied with the order in all respects except back pay and reinstatement. The Company disputes the amount of back pay owed to the claimant and disputes that reinstatement is appropriate under the circumstances and an evidentiary hearing on the issue of back pay is currently scheduled for January of 2018. The amount of back pay and other potential liabilities ordered by NLRB is $146,000.

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

The Company is a party to a proceeding captioned Wei Aniton v. Professional Diversity Network, Inc., No. 440-2017-04717 (EEOC), filed with the Equal Employment Opportunity Commission (“EEOC”) on July 6, 2017 and alleging violations of Title VII and the Equal Pay Act of 1963, where employee alleges she was discriminated by the Company due to her race and her sex and was paid less than similarly situated white males. On September 20, 2017, the EEOC issued its Notice of Dismissal and Notice of Rights, effectively terminating this matter before the EEOC.

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened assertion of a claim against the Company.  The letter alleges that White Winston suffered $2,241,958 in damages as a result of the Company’s alleged conduct that caused a delay in White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling.  The Company denies liability for any such claim.

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

8. Employment Agreements

Katherine Butkevich, formerly Chief Executive Officer of the Company’s wholly-owned subsidiary, NAPW, Inc., was party to an employment contract with the Company dated September 30, 2016.  As the Company previously reported in its August 30, 2017 Form 8-K, Ms. Butkevich notified the Company that she was resigning her employment effective September 18, 2017, thereby terminating the employment contract as of the resignation date.

Chris Wesser, formerly the Company’s Executive Vice President, General Counsel and Corporate Secretary, was party to an employment contract with the Company dated September 24, 2014.  Mr. Wesser’s employment contract expired on September 24, 2017.  As the Company previously published via press release and reported in its September 29, 2017 Form 8-K, on September 26, 2017 Mr. Wesser and the Company entered into an Employment Separation and Consulting Agreement having a one-year term, under which Mr. Wesser will provide the Company with consulting services on an independent contractor basis.

9. Income Taxes

The effective income tax rate for the three months ended September 30, 2017 and 2016 was 7.9% and 32.9%, respectively, resulting in a $213,000 and $624,000 income tax benefit, respectively. The effective income tax rate for the nine months ended September 30, 2017 and 2016 was 6.2% and 25.7%, respectively, resulting in a $1,160,000 and $1,218,000 income tax benefit, respectively. The difference in the effective income tax rate for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, is mainly attributable to the change in the valuation allowance. The difference in the effective income tax rate for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is mainly attributable to the impairment charge recognized on NAPW’s goodwill and the change in the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2017 and December 31, 2016.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

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

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2016	69,950	$12.07	9.0	$156,975
Granted	240,000	10.72
Exercised	-	-
Forfeited/Canceled/Expired	(25,053)	(13.93)
Outstanding – September 30, 2017	284,897	$10.77	9.3	$-

Exercisable – September 30, 2017	124,897	$10.83	9.2	$-

The Company granted 210,000 and 30,000 stock options to Messrs. Wang and Xiao, respectively, in connection with their employment agreements. These options had an aggregate fair value of $1,060,800, using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.13%
Expected dividend yield	0.00%
Expected volatility	41.78%
Expected term	5.5 years

The options are exercisable at an exercise price of $10.72 per share over a ten-year term and vest over two years, with one-third vested upon grant. The Company recorded $88,000 and $560,000 as compensation expense during the three and nine months ended September 30, 2017, respectively, pertaining to these grants.

Total non-cash compensation expense for grants recorded by the Company amounted to approximately $88,000 and $90,000 for the three months ended September 30, 2017 and 2016, respectively, and $618,000 and $135,000 for the nine months ended September 30, 2017 and 2016, respectively, as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at September 30, 2017 amounts to approximately $501,000 and is expected to be recognized over a remaining weighted average period of 1.4 years.

Warrants

As of September 30, 2017, there were 170,314 warrants outstanding and exercisable, with a weighted average exercise price of $32.44 per share. The weighted average remaining contractual life of the warrants at September 30, 2017 and December 31, 2016 was 3.6 and 4.3 years, respectively, and the aggregate intrinsic value was 0.

The Company did not grant any warrants to purchase shares of common stock during the nine months ended September 30, 2017.

No compensation cost was recognized for the three and nine months ended September 30, 2017 and 2016 pertaining to warrants.

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

A summary of the restricted stock award activity for the nine months ended September 30, 2017 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2016	2,778
Granted	15,544
Forfeited	-
Vested	-
Unvested Outstanding at September 30, 2017	18,322

The Company recorded non-cash compensation expense of approximately $58,000 and $28,000 for the three months ended September 30, 2017 and 2016, respectively, and approximately $113,000 and $83,000 for the nine months ended September 30, 2017 and 2016, respectively.

Total unrecognized compensation expense related to unvested restricted stock and unvested restricted stock units at September 30, 2017 amounts to approximately $108,000 and is expected to be recognized over a weighted average period of 0.6 year.

11. Segment Information

Beginning in January 2017, the Company operates in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network and (iii) Noble Voice operations, and (B) China Operations. The segments are categorized based on their business activities and organization. Prior to January 2017, the Company operated solely in the United States in the following segments: (i) PDN Network, (ii) NAPW Network and (iii) Noble Voice operations. The following tables present key financial information of the Company’s reportable segments as of and for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	United States
	PDN Network	NAPW Network	Noble Voice	China Operations	Consolidated

Membership fees and related services	$-	$2,204,909	$-	$-	$2,204,909
Lead generation	-	-	1,370,465	-	1,370,465
Recruitment services	694,454	-	-	-	694,454
Products sales and other	-	18,285	-	-	18,285
Education and training	-	-	-	68,890	68,890
Consumer advertising and marketing solutions	65,188	-	-	-	65,188
Total revenues	759,642	2,223,194	1,370,465	68,890	4,422,191
Loss from operations	(249,017)	(1,651,322)	(448,310)	(362,004)	(2,710,653)
Depreciation and amortization	13,213	740,489	49,754	3,442	806,898
Income tax expense (benefit)	(17,311)	(123,091)	(29,688)	(43,043)	(213,133)
Net loss	(217,589)	(1,528,231)	(418,622)	(323,643)	(2,488,085)
Capital expenditures	93,676	-	(5,575)	12,356	100,457

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	Nine Months Ended September 30, 2017
	United States
	PDN Network	NAPW Network	Noble Voice	China Operations	Consolidated

Membership fees and related services	$-	$7,465,202	$-	$-	$7,465,202
Lead generation	-	-	4,699,399	-	4,699,399
Recruitment services	1,977,101	-	-	-	1,977,101
Products sales and other	-	91,226	-	-	91,226
Education and training	-	-	-	898,584	898,584
Consumer advertising and marketing solutions	189,217	-	-	-	189,217
Total revenues	2,166,318	7,556,428	4,699,399	898,584	15,320,729
Loss from operations	(2,001,870)	(14,969,177)	(1,449,279)	(408,622)	(18,828,948)
Depreciation and amortization	67,099	2,220,806	149,499	6,107	2,443,511
Income tax expense (benefit)	(125,444)	(943,633)	(91,360)	-	(1,160,437)
Net loss	(1,864,520)	(14,025,544)	(1,357,919)	(416,627)	(17,664,610)
Capital expenditures	100,823	10,646	(5,234)	48,060	154,295

	September 30, 2017
Goodwill	$339,451	$9,941,434	$-	$-	$10,280,885
Intangible assets, net	90,400	6,793,406	151,333	-	7,035,139
Total assets	1,814,350	18,425,123	1,624,568	2,257,796	24,121,837

	Three Months Ended September 30, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$3,748,334	$-	$3,748,334
Lead generation	-	-	1,554,370	1,554,370
Recruitment services	954,887	-	-	954,887
Products sales and other	-	52,857	-	52,857
Consumer advertising and marketing solutions	49,719	-	-	49,719
Total revenues	1,004,606	3,801,191	1,554,370	6,360,167
Loss from operations	(118,948)	(894,361)	(266,893)	(1,280,202)
Depreciation and amortization	33,471	738,473	47,950	819,894
Income tax expense (benefit)	(222,808)	(289,767)	(111,124)	(623,699)
Net loss	(512,771)	(604,594)	(155,769)	(1,273,134)

	Nine Months Ended September 30, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$13,047,652	$-	$13,047,652
Lead generation	-	-	4,489,919	4,489,919
Recruitment services	2,295,556	-	-	2,295,556
Products sales and other	-	544,440	-	544,440
Consumer advertising and marketing solutions	176,771	-	-	176,771
Total revenues	2,472,327	13,592,092	4,489,919	20,554,338
Loss from operations	(839,840)	(2,173,251)	(1,106,895)	(4,119,986)
Depreciation and amortization	130,121	2,207,703	160,312	2,498,136
Income benefit	(373,717)	(557,439)	(286,936)	(1,218,092)
Net loss	(1,083,270)	(1,615,812)	(819,959)	(3,519,041)

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	December 31, 2016
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	8,809,706	283,333	9,183,439
Total assets	7,643,471	31,457,958	2,036,448	41,137,877

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

In the third quarter of 2017, IPDN China began to transact IAW memberships in China, ranging from RMB 20,000 to RMB200,000 (Approximately $3,000 to $30,000 annual memberships). Additionally IAW China held its first IAW VIP China event at the Women’s Forum Global Meeting, in Paris, France. Also in the third quarter, IPDN China finalized plans and secured commitments to hold its largest education and training event of the year. The event will be held on December 2, 2017 in Beijing, China, “The International Capital Leadership Summit”. Mr. Bruce Aust, Vice Chairman of the Nasdaq Exchange will be featured at the event.

Through the third quarter of 2017, our PDN Network, NAPW Network, Noble Voice and China Operations businesses represented 14.1%, 49.3%, 30.7% and 5.9% of our revenues, respectively.  As of September 30, 2017, we had approximately 10.0 million registered users in our PDN Network; approximately 952,000 registered users, or members, in the NAPW Network; and over 1,000 companies utilizing our products and services in our combined PDN Network and Noble Voice operations. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Percentage of revenue by product:
Membership fees and related services	49.9%	58.9%	48.7%	63.5%
Lead generation	31.0%	24.5%	30.7%	21.8%
Recruitment services	15.7%	15.0%	12.9%	11.2%
Products sales and other	0.4%	0.8%	0.6%	2.6%
Education and training	1.5%	0.0%	5.9%	0.0%
Consumer advertising and consumer marketing solutions	1.5%	0.8%	1.2%	0.9%

Paid Membership Subscriptions and Related Services.  We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary.  Members gain access to networking opportunities through a members-only website at www.napw.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately 190 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events.  NAPW members also receive  ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks.  Upgraded packages include (i) the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and free continuing education programs and (ii) the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence.  NAPW Membership is renewable and fees are payable on an annual basis, with the first annual fee payable at the commencement of the membership.  NAPW Membership subscriptions represented approximately 99.2% and 98.6%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended September 30, 2017 and 2016, and 98.8% and 96.0%, respectively, for the nine months ended September 30, 2017 and 2016.

Lead Generation.   We monetize our career consultations conducted by our Noble Voice segment by generating and selling value-added leads to our strategic partners who provide continuing education and career services.  We also generate revenue from sales of data not used in the lead generation process.  Lead generation sales represented 100% of the revenue attributable to the Noble Voice business segment for the three and nine months ended September 30, 2017 and 2016.

Recruitment Services.  We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks.  Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events.  The majority of recruitment services revenue comes from job recruitment advertising.  We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“ OFCCP ”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services.  Recruitment advertising revenue constituted approximately 91.4% and 95.0%, respectively, of revenue attributable to the PDN Network business segment for the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, recruitment advertising revenue constituted approximately 91.3% and 92.8%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales.  We offer to new purchasers of our NAPW Network memberships the opportunity to purchase up to two commemorative wall plaques at the time of membership purchase.  Product sales represented approximately 0.8% and 1.4%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended September 30, 2017 and 2016, and 1.2% and 4.0%, respectively, of revenue attributable to the NAPW Network business segment for the nine months ended September 30, 2017 and 2016.

Education and Training.  In March of 2017 we began our China Operations by creating a Shared Economy summit series designed to provide education and training to Chinese business people.  Our initial event was a paid event which generated revenue through paid event admission fees.  Education and training represented 100% of the revenue attributable to China Operations for the three months ended September 30, 2017.  Because China Operations first began in March of 2017 there is no period-over-period comparison.

Consumer Advertising and Consumer Marketing Solutions.  We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers to post recruitment advertising and job openings.  We generate revenue from fees charged for those postings.  Consumer advertising and marketing solutions represented approximately 8.6% and 5.0%, respectively, of the revenue attributable to the PDN Network business segment for the three months ended September 30, 2017 and 2106. For the nine months ended September 30, 2017 and 2016, consumer advertising and consumer marketing solutions revenue constituted approximately 8.7% and 7.2%, respectively, of the revenue attributable to the PDN Network business segment.

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

Financial Overview

During the quarter and nine months ended September 30, 2017, we experienced losses as we continued our efforts to integrate new management and China Operations, reduce costs and streamline our business. For the three months ended September 30, 2017, we realized a net loss of approximately $2,489,000, a $1,216,000 increase from the comparable prior year period.  This increase in net loss was primarily driven by a decrease of $1,578,000 in NAPW segment revenues from membership fees, related services and product sales period-over-period, partially offset by a decrease of $788,000 in overall sales and marketing expenses. For the nine months ended September 30, 2017, we realized a net loss of approximately $17,666,000, a $14,147,000 increase from the comparable prior year period.  This increase in net loss is primarily related to goodwill impairment charge of $9,920,000, the decrease in membership fees and related services revenue, an increase in stock-based compensation, and an increase in legal expenses.

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

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of September 30,		Change
	2017	2016	(Percent)
	(in thousands)
PDN Network Registered Users (1)	9,975	8,951	11.4%
NAPW Network Total Membership (2)	952	880	8.2%

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

The following table provides a reconciliation of Net Loss to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(2,488)	$(1,273)	$(17,665)	$(3,519)
Stock-based compensation expense	146	118	731	218
Goodwill impairment charge	-	-	9,920	-
Litigation Settlement	155	-	155	500
Gain on lease cancellation	-	-	-	(424)
Depreciation and amortization	807	820	2,444	2,498
Change in fair value of Warrant Liability	-	401	-	401
Interest Expense	-	216	12	217
Interest and other income	(4)	-	(9)	(1)
Income tax benefit	(213)	(624)	(1,160)	(1,218)
Adjusted EBITDA	$(1,597)	$(342)	$(5,572)	$(1,328)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$2,205	$3,748	$(1,543)	(41.2)%
Lead generation	1,370	1,554	(184)	(11.8)%
Recruitment services	694	955	(261)	(27.3)%
Products sales and other	18	53	(35)	(66.0)%
Education and training	69	-	69	100.0%
Consumer advertising and marketing solutions	65	50	15	30.0%
Total revenues	$4,421	$6,360	$(1,939)	(30.5)%

	Nine Months Ended
	September 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$7,465	$13,048	$(5,583)	(42.8)%
Lead generation	4,699	4,490	209	4.7%
Recruitment services	1,977	2,295	(318)	(13.9)%
Products sales and other	91	544	(453)	(83.3)%
Education and training	899	-	899	100.0%
Consumer advertising and marketing solutions	189	177	12	6.8%
Total revenues	$15,320	$20,554	$(5,234)	(25.5)%

Total revenues decreased $1,939,000, or 30.5% for the three months ended September 30, 2017, compared to the same prior year period, and $5,234,000, or 25.5%, for the nine months ended September 30, 2017, compared to the same prior year period, due primarily to decrease in membership fees and products sales as the management focuses on cost reduction efforts, including the reduction in the salesforce.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$2,223	$3,801	$(1,578)	(41.5)%
PDN Network	759	1,005	(246)	(24.5)%
Noble Voice	1,370	1,554	(184)	(11.8)%
China	69	-	69	100.0%
Total revenues	$4,421	$6,360	$(1,939)	(30.5)%

	Nine Months Ended
	September 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$7,556	$13,592	$(6,036)	(44.4)%
PDN Network	2,166	2,472	(306)	(12.4)%
Noble Voice	4,699	4,490	209	4.7%
China	899	-	899	100.0%
Total revenues	$15,320	$20,554	$(5,234)	(25.5)%

During the three months ended September 30, 2017, our NAPW Network generated $2,223,000 in revenue from membership fees and related services and product sales, compared to $3,801,000 for the same period in the prior year, a decrease of $1,578,000, or 41.5%.  During the nine months ended September 30, 2017, our NAPW Network generated $7,556,000 in revenue from membership fees and related services and product sales and other, compared to $13,592,000 for the same period in the prior year, a decrease of $6,036,000, or 44.4%. The decrease was mainly attributable to reductions of the NAPW sales staff while the Company re-tooled its lead-generation and other marketing activities and replaced and re-trained sales staff on new sales practices we expect to lead to improved long-term productivity.  During the third quarter, the Company formed a transition team and tasked the team on transitioning NAPW to long-term profitability. The core transition team’s objections are to increase the value for members, enhance membership sales productivity and to develop new methods of deriving revenue. To date the transition team has revamped membership outreach, new membership marketing and reducing indirect labor costs. In 2018 the Company will be investing in increasing women’s networking membership sales and expanding from NAPW (National Association of Professional Women), a national organization to IAW (International Association of Women), an international women’s networking organization. The Company believes that in a global market place, the IAW organization can offer all the value of today’s NAPW and add an international platform to enhance membership value.

During the three months ended September 30, 2017, our PDN Network generated $759,000 in revenue, compared to $1,005,000 for the same period in the prior year, a decrease of $246,000, or 24.5%. During the nine months ended September 30, 2017, our PDN Network generated $2,166,000 in revenue, compared to $2,472,000 for the same period in the prior year, a decrease of $306,000, or 12.4%. While Q1 2017 saw a modest uptick in sales and revenue generation over the prior year’s performance, Q2, and Q3 experienced a decline.  The sales team experienced a reduction in staff with a corresponding drop in revenue generation.  Additionally, sales strategy and operational changes implemented in Q2 are expected to result in an increase in revenue during Q4 and beyond.

During the three months ended September 30, 2017, our Noble Voice business generated $1,370,000 of lead generation revenue, compared to $1,554,000 for the same period in the prior year, a decrease of $184,000 or 11.8%. The decrease was caused by an unexpected loss of a business partner at the end of Q2, which disrupted our business and resulted in a reduction in staff while the business re-strategized. During the nine months ended September 30, 2017, our Noble Voice business generated $4,699,000 of lead generation revenue, compared to $4,490,000 for the same period in the prior year, an increase of $209,000 or 4.7%. The increase was mainly attributable to sales increase in the first half of 2017 due to an improvement in the private education marketplace, coupled with strategic internal initiatives to increase volume and better lead quality.

We started our operations in China in Q1 2017. During the three months ended September 30, 2017, China Operations generated $69,000 of revenue. During the nine months ended September 30, 2017, China Operations generated $899,000 of revenue. During the third quarter of 2017, we developed 18 IAW members with total membership fees of $278,000, which we recognize ratably over the membership period (ranging from 12 to 36 months).

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$658	$745	$(87)	(11.7)%
Sales and marketing	2,276	3,064	(788)	(25.7)%
General and administrative	3,237	3,011	226	7.5%
Litigation settlement	155	-	155	100.0%
Depreciation and amortization	807	820	(13)	(1.6)%
Total costs and expenses	$7,133	$7,640	$(507)	(6.6)%

During the three months ended September 30, 2017, total costs and expenses were $7,133,000, compared to $7,640,000 for same period in the prior year, a decrease of $507,000 or 6.6%. The decrease is mainly attributable to $788,000 or 25.7% decrease in sales and marketing expense mostly due to reduction in sales force, a decrease of $87,000 or 11.7% in cost of revenue, and a slight decrease of $13,000 or 1.6% in depreciation and amortization. The decrease in expenses was partially offset by an decrease of $226,000 or 7.5% in general and administrative expense, and $155,000 litigation settlement expenses in Q3 2017, of which $146,000 was accrued for the potential back pay related to the “NLRB” legal proceeding (please refer to “Legal Proceedings” for details).

	Nine Months Ended
	September 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$2,193	$2,434	$(241)	(9.9)%
Sales and marketing	8,115	10,314	(2,199)	(21.3)%
General and administrative	11,323	8,928	2,395	26.8%
Litigation settlement	155	500	(345)	(69.0)%
Goodwill impairment charge	9,920	-	9,920	100.0%
Depreciation and amortization	2,444	2,498	(54)	(2.2)%
Total costs and expenses	$34,150	$24,674	$9,476	38.4%

During the nine months ended September 30, 2017, total costs and expenses were $34,150,000, compared to $24,674,000 for the same period in the prior year, and increase of $9,476,000, or 38.4%. The increase is primarily a result of goodwill impairment charge of $9,920,000, an increase of $2,395,000 or 26.8% in general and administrative expense, partially offset by a decrease of $2,199,000 or 21.3% in sales and marketing, a decrease of $345,000 litigation settlement, a decrease of $241,000 or 9.9% in cost of revenue and a decrease of $54,000 or 2.2% in depreciation and amortization.

Cost of revenue: Cost of revenues during the three months ended September 30, 2017 were $658,000, compared to $745,000 for the same period in the prior year, a decrease of $87,000, or 11.7%, mainly attributable to a decrease of $85,000 in the PDN segment and a decrease of $44,000 in the Noble Voice segment due to decline in revenue, partially offset by an increase of $70,000 related to our China Operations that was launched in March 2017. Cost of revenues during the nine months ended September 30, 2017 were $2,193,000, compared to $2,434,000 for the same period in the prior year, a decrease of $241,000, or 9.9%, mainly attributable to a decrease of $271,000 in the PDN segment as a result of improved efficiencies in spending, and a decrease of $221,000 in the Noble Voice segment as a result of improved efficiencies in lead data sourcing and spending, partially offset by an increase of $338,000 related to our China Operations that was launched in March 2017.

Sales and marketing expense: Sales and marketing expense during the three months ended September 30, 2017 were $2,276,000, compared to $3,064,000 for the same period in the prior year, a decrease of $788,000, or 25.7%. Sales and marketing during the nine months ended September 30, 2017 were $8,115,000, compared to $10,314,000 for the same period in the prior year, a decrease of $2,199,000, or 21.3%. The decreases for the three and nine months ended September 30, 2017 are primarily due to reduction in the NAPW segment sales force from 64 sales representatives as of September 30, 2016 to 51 as of September 30, 2017.

General and administrative expense: General and administrative expense for the three months ended September 30, 2017 was $3,237,000, compared to $3,011,000 for the same period in the prior year, an increase of 226,000 or 7.5%. The increase was mainly attributable to a $268,000 general and administrative expense related to our China Operations that were launched in March 2017, a $183,000 rent liability accrual related to the unused space at our Garden City office related to NAPW segment, a $183,000 severance accrual for reduction in force in NAPW segment, and a $115,000 increase in compensation to independent board directors. This was partially offset by a $106,000 decrease in credit card fees due to lower sales and lower credit card rates, a $101,000 decrease in legal expenses, an $83,000 decrease in salaries and benefits, an $83,000 decrease in corporate insurance expenses, and a $52,000 decrease in consulting fees. General and administrative expense for the nine months ended September 30, 2017 was $11,323,000, compared to $8,928,000 for the same period in the prior year, an increase of $2,395,000 or 26.8%. The increase was mainly attributable to a $774,000 increase related to our China Operations that was launched in March 2017, a $616,000 increase in legal fees, a $514,000 increase in stock based compensation, a gain on lease cancellation of $424,000 related to the closing of its Los Angeles, CA office recorded in prior year, and a $364,000 increase in compensation to independent board directors. This was partially offset by a $253,000 decrease in credit card fees due to lower sales volume, and a $92,000 decrease in professional fees.

Litigation settlement: Litigation settlement for the three and nine months ended September 30, 2017 represents primarily $146,000 expense that was accrued for the potential back-pay related to the “NLRB” legal proceeding (please refer to “Legal Proceedings” for details). Litigation settlement for the nine months ended September 30, 2016 represents the expense related to a $500,000 settlement of a class action lawsuit that was recorded during the first quarter of 2016.

Goodwill impairment charge: As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill as of June 30, 2017. Accordingly, the Company recorded a goodwill impairment charge of $9,920,000 for the nine months ended September 30, 2017. No goodwill impairment charge was recorded during the three and nine months ended September 30, 2016.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended September 30, 2017 was $807,000, compared to $820,000 for the same period in the prior year, a decrease of $13,000 or 1.6%. Depreciation and amortization expense for the nine months ended September 30, 2017 was $2,444,000, compared to $2,498,000 for the same period in the prior year, a decrease of $54,000 or 2.2%. The decrease for the three and nine months ended September 30, 2017 was mainly attributable to a reduction in amortization expense resulting from the amortization of the capitalized technology costs.

Income Tax Benefit

	Three Months Ended
	September 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Total	$(213)	$(624)	$411	(65.9)%

	Nine Months Ended
	September 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Total	$(1,160)	$(1,218)	$58	(4.8)%

The effective income tax rate for the three months ended September 30, 2017 and 2016 was 7.9% and 32.9%, respectively, resulting in a $213,000 and $624,000 income tax benefit, respectively. The effective income tax rate for the nine months ended September 30, 2017 and 2016 was 6.2% and 25.7%, respectively, resulting in a $1,160,000 and $1,218,000 income tax benefit, respectively. The difference in the effective income tax rate for the three months ended September 30, 2017, compared to the three months ended September 30, 2017, is mainly attributable to the change in the valuation allowance. The difference in the effective income tax rate for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2017, is mainly attributable to the impairment charge recognized on NAPW’s goodwill and the change in the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2017 and December 31, 2016.

Net Loss

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	September 30,			Change	Change
	2017		2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$	$(1,528)	$(604)	$(924)	153.0%
PDN Network		(218)	(513)	295	(57.5)%
Noble Voice		(419)	(156)	(263)	168.6%
China		(324)	-	(324)	100.0%
Consolidated Net Loss		$(2,489)	$(1,273)	$(1,216)	95.5%

	Nine Months Ended
	September 30,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(14,026)	$(1,616)	$(12,410)	767.9%
PDN Network	(1,865)	(1,083)	(782)	72.2%
Noble Voice	(1,358)	(820)	(538)	65.6%
China	(417)	-	(417)	100.0%
Consolidated Net Loss	$(17,666)	$(3,519)	$(14,147)	402.0%

As the result of the factors discussed above, during the three and nine months ended September 30, 2017 we incurred $2,489,000 and $17,666,000 respectively, of net losses, an increase (decrease) of 95.5% and 402.0% from net loss of $1,273,000 and $3,519,000 during the three and nine months ended September 30, 2016. The $1,216,000 increase in net loss for the three months ended September 30, 2017 was primarily driven by a decrease of $1,578,000 in NAPW segment revenues from membership fees, related services and product sales period-over-period, partially offset by a decrease of $788,000 in overall sales and marketing expenses. The $14,147,000 increase in net loss for the nine months ended September 30, 2017 was primarily driven by a decrease of $6,036,000 in NAPW segment revenues from membership fees, related services and product sales period-over-period, along with NAPW segment goodwill impairment charge of $9,920,000, and an increase of $2,395,000 in overall general and administrative expenses, partially offset by a decrease of $2,199,000 in overall sales and marketing expenses.

During the three and nine months ended September 30, 2017, we incurred a net loss of $1,528,000 and $14,026,000, respectively, attributable to the NAPW Network segment, compared to net loss of $604,000 and $1,616,000 for the three and nine months ended September 30, 2016, respectively. The increase in net loss for the three months ended September 30, 2017 was primarily driven by a decrease of $1,578,000 in NAPW segment revenues from membership fees, related services and product sales period-over-period, partially offset by a decrease of $734,000 in sales and marketing expenses. The $12,410,000 increase in net loss for the nine months ended September 30, 2017 was primarily driven by a decrease of $6,036,000 in NAPW segment revenues from membership fees, related services and product sales period-over-period, along with NAPW segment goodwill impairment charge of $9,920,000, and partially offset by a decrease of $2,479,000 in sales and marketing expenses.

During the three months ended September 30, 2017, we incurred a net loss of $218,000, attributable to the PDN Network segment, compared to net loss of $513,000 for the three months ended September 30, 2016, a decrease of $295,000, or 57.5%. The decrease in net loss is mainly a result of $216,000 interest expense, and a loss of $401,000 as a result of change in fair value of warrant liability, both recorded during three months ended September 30, 2016, partially offset by a $246,000 decrease in revenues. During the nine months ended September 30, 2017, we incurred a net loss of $1,865,000, compared to net loss of $1,083,000 for the nine months ended September 30, 2016, an increase of $782,000, or 72.2%. The increase in net loss was primarily attributable to $616,000 increase in non recurring legal expense, $513,000 increase in stock based compensation, along with a $306,000 decrease in revenues, partially offset by a $216,000 interest expense, and $401,000 change in fair value of warrant liability, both recorded during three months ended September 30, 2016.

During the three and nine months ended September 30, 2017, we incurred a net loss of $419,000 and $1,358,000, respectively, attributable to the Noble Voice segment, compared to $156,000 and $820,000 for the three and nine months ended September 30, 2016, respectively. The increase in net loss was primarily attributable to by higher corporate overhead allocation.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2017 and December 31, 2016, respectively, and is intended to supplement the more detailed discussion that follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$2,822	$6,069
Working capital (deficiency)	$(1,475)	$1,000

Our principal sources of liquidity are our cash and cash equivalents, including the net proceeds from the recent issuances of Common Stock to CFL. As of September 30, 2017 and December 31, 2016, we had working capital (deficiency) of approximately $(1,475,000) and $1,000,000.  During the nine months ended September 30, 2017, we generated a net loss of approximately $17,665,000 (including a non-cash impairment charge of $9,920,000), used cash in operations of approximately $6,454,000, which includes $1,450,000 paid to LinkedIn related to litigation that was settled in 2016, and we expect that we will continue to generate operating losses for the foreseeable future.

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

We currently anticipate that our available funds and cash generated from operations will be sufficient to meet our working capital requirements through November of 2018.  Since the Company expects that it will continue to generate operating losses for the mid-term, the Company may require additional funding sources or need to further decrease expenses in order to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$(6,454)	$(2,489)
Investing activities	(294)	694
Financing activities	3,502	239
Effect of exchange rate fluctuations on cash and cash equivalents	(1)	-
Net decrease in cash and cash equivalents	$(3,247)	$(1,556)

Net Cash Used in Operating Activities

For the nine months ended September 30, 2017, net cash used in operating activities was $6,454,000. We had a net loss of $17,665,000, a deferred income tax benefit of $1,160,000, which was offset by non-cash NAPW goodwill impairment charge of $9,920,000, depreciation and amortization of $2,444,000 and stock-based compensation expense of $731,000. Changes in operating assets and liabilities used $879,000 of cash during the nine months ended September 30, 2017, consisting primarily of decreases in deferred revenue and accounts payable, partially offset by increases in accrued expenses and decreases in accounts receivable and prepayments.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $294,000, consisting of $123,000 invested to develop technology, $154,000 in purchases of property and equipment, partially offset by $18,000 of returned security deposits.

Net cash provided by investing activities for the nine months ended September 30, 2016 was $694,000, consisting of $500,000 of proceeds from the maturities of short-term investments and $194,000 of returned security deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 was $3,502,000, consisting of the $3,000,000 in gross proceeds from the January 18, 2017 issuance, $646,000 refund of merchant reserve, partially offset by the $144,000 payment of offering costs to third-party professionals.

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

Disclosure Controls and Procedures

As of September 30, 2017, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “ Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2017, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2016.  We continued making necessary changes and implementing new policies to enhance the overall internal control structure, including requiring pre-approval for travel and certain purchases and ensuring employees are cross trained for certain key tasks. There have been no other changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company has previously disclosed that it and its wholly-owned subsidiary, NAPW, Inc., are parties to litigation captioned Gauri Ramnath, et al. v. Professional Diversity Network, Inc., et al., No. BC604153 (Los Angeles Superior Ct.), a putative class action filed in January 2016 alleging violations of various California Labor Code (wage & hour) sections.  During the first quarter of 2016, the Company executed a settlement agreement, subject to later Court approval, in which the Company agreed in principle to pay $500,000 for a global settlement of the class action.  During the first quarter of 2016, the Company also recorded a litigation settlement expense in the amount of $500,000.  On November 28, 2016, the Court approved the proposed settlement.  In December of 2016 the Company paid the settlement amount in the Court’s fund and the third-party administrator began distributing payments to class members.   On August 2, 2017, the Court notified the parties that the case is “reported as complete without the need for a further status conference.” This matter is therefore concluded and will not be further reported.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904, filed with the National Labor Relations Board (“NLRB”) in June 2015 and alleging violations of the National Labor Relations Act (“NLRA”) against the Company and its wholly-owned subsidiary, NAPW, Inc., where employee was allegedly terminated for asserting rights under Section 7 of the NLRA. While the Company disputes that any rights were impacted, the NLRB has issued its order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies, as well as to pay the claimant certain back pay and offer reinstatement. The Company has complied with the order in all respects except back pay and reinstatement. The Company disputes the amount of back pay owed to the claimant and disputes that reinstatement is appropriate under the circumstances and an evidentiary hearing on the issue of back pay is currently scheduled for January of 2018. The amount of back pay and other potential liabilities ordered by NLRB is $146,000.

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

The Company is a party to a proceeding captioned Wei Aniton v. Professional Diversity Network, Inc., No. 440-2017-04717 (EEOC), filed with the Equal Employment Opportunity Commission (“EEOC”) on July 6, 2017 and alleging violations of Title VII and the Equal Pay Act of 1963, where employee alleges she was discriminated by the Company due to her race and her sex and was paid less than similarly situated white males. On September 20, 2017, the EEOC issued its Notice of Dismissal and Notice of Rights, effectively terminating this matter before the EEOC.

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened assertion of a claim against the Company.  The letter alleges that White Winston suffered $2,241,958 in damages as a result of the Company’s alleged conduct that caused a delay in White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling.  The Company denies liability for any such claim.

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

We did not sell any equity securities in transactions that were not registered under the Securities Act of 1933 during the three months ended September 30, 2017.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: November 13, 2017	By:		/s/ Jiangping (Gary) Xiao
		Name:	Jiangping (Gary) Xiao
		Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document