Form 10-K
period 2017-12-31
Professional Diversity Network, Inc.
filed 2018-03-30
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $9,349,000 (based on a price per share of $6.88, the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 4,334,894 shares outstanding of the registrant’s common stock as of March 26, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2018 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2017, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

PROFESSIONAL DIVERSITY NETWORK, INC.

PART I

Unless we specify otherwise, all references in this annual report on Form 10-K (the “Annual Report”) to “PDN,” “the Company,” “we,” “our,” and “us” refer to Professional Diversity Network, Inc. and its consolidated subsidiaries. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read “Special Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements used in this Annual Report.

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

On November 7, 2016, we consummated the issuance and sale of 1,777,417 shares of our common stock, par value $0.01 per share, to Cosmic Forward Limited (“CFL”), a Republic of Seychelles company wholly-owned by four Chinese investors. In connection with that transaction, CFL shareholder Maoji (“Michael”) Wang was appointed as Chief Executive Officer and a Director of the Company, and CFL shareholder Jingbo Song was appointed as a Director of the Company serving as the Company’s Co-Chairman of the Board. On December 1, 2016 our Board of Directors (“Board”) authorized the proper officers of the Company to take all action required to create subsidiaries in both Hong Kong and China in order to facilitate expansion of the Company’s business into China. In January of 2017, the Company established two Hong Kong subsidiaries, PDN (Hong Kong) International Education Ltd and PDN(Hong Kong)International Education Information Co., Ltd, and in March of 2017 the Company established its China subsidiary, PDN (China) International Culture Development Co. Ltd. In November of 2017, Jiangxi PDN Culture Media Co.,Ltd became a consolidated variable interest entity. We are currently executing our strategic plan to build in China entirely new networking, training and education businesses. We believe that coupling the Company’s expertise in networking and careers with the CFL owners’ expertise in the China market will provide us with an opportunity for success with our overseas expansion.

Our Strategy

Following CFL’s investment in the Company’s in November 2016, we began efforts to leverage PDN’s assets to maximize profitability, beginning with refining operations and enhancing sales in order to transform the Company from historical losses to future profits. The Company currently provides services for employers’ who want to hire diverse talent, to individuals seeking to network on a professional level and to job seekers who desire to improve their professional situation. Since the control investment in PDN by CFL, we have successfully expanded operations in China in three primary segments that relate to the core US operations. In China, we have launched educational services, business and women’s networking. We now offers membership in the International Association of Women, The Business Elite Club and Educational Services. As a result, in 2017, we began offering our educational, business and networking services to our new members in China and also extended our reach to the Global Women’s Forum Event in Paris, France, for elite members from China.

The core diversity recruitment business expanded in 2017 to include executive placement services for leading companies seeking to hire diverse talent. This new business line addresses a need for employers who want to secure leading diverse talent in management, senior management and executive capacities. Initial efforts have been focused on securing talent in digital transformation and finance. Our diversity recruitment business provides additional value for our other business segments by providing our registered users and members with access to employment opportunity at leading companies.

In 2018, we plan to continue to refine the operations within the United States to become more efficient, as we seek to profitably launch new products and services. Second, we intend to further grow our business in China.

Our strategy encompasses the following key elements:

●	Grow and diversify our member and client base;
●	Maximize revenue through synergies among the segments;
●	Launch new products and services;
●	Streamline infrastructure to capture efficiency; and
●

Continue to expand in diversity recruitment by growing our core offerings of recruitment advertising, The Office of Federal Contract Compliance Programs (OFCCP) compliance offerings and now our new diversity placement services.

Industry Overview

The diversity recruitment market is highly fragmented and is characterized by the following trends:

●

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

●

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

●	Demographic Trend Toward Women’s Career Advancement. According to the U.S. Bureau of Labor Statistics, there were over 74 million women 16 years old and over in the workforce as of January 2016. The number of women in the labor force is expected to increase to 77.2 million by 2024. In 2015, women accounted for 52% of all workers employed in management, professional, and related occupations. According to the Current Population Survey conducted by the Bureau of Census for the Bureau of Labor Statistics, in 2015 women also made up the majority of healthcare support occupations (87.6%) and healthcare practitioners and technical occupations (75.1%), the occupations expected to grow most rapidly between 2014 and 2024.

●

Rising Spending Power of Diverse Population. IPDN US segments are focused on providing professional enhancement tools to diverse Americans including women. We believe diverse professionals are underserved and represents a very strong opportunity to enhance our shareholders value. Published by the Selig Center for Economic Growth, the report estimates the nation’s total buying power reached $13.9 trillion in 2016 and predicts it will hit $16.6 trillion by 2021, with minority groups making the fastest gains. For example, African-American buying power, estimated at $1.2 trillion in 2016, will grow to $1.5 trillion by 2021, making it the largest racial minority consumer market.

●

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

●

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

Our Solutions

We currently operate in four business segments: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups, (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization, (iii) Noble Voice operations (“Noble Voice”), a career consultation and lead generation service, and (iv) China operations (“China Operations”). In 2017, our PDN Network, NAPW Network, Noble Voice, and China Operations businesses represented 12.8%, 43.0%, 27.1%, and 17.1% of our revenues, respectively. In 2017 we launched the International Association of Women in China and in 2018 we have been transacting new memberships under the International Association of Women brand in the USA. Also, on December 2, 2017, PDN China held its largest education and training event of the year. The event, “The International Capital Leadership Summit”, took place in Beijing, China.

For financial information about our operating segments please see Note 17 of our Consolidated Financial Statements included in this Annual Report.

NAPW Networking

The NAPW Network is a professional networking organization for women, with approximately 954,000 paid and unpaid members as of December 31, 2017. We use the term “member” to describe a consumer who has viewed our marketing material, opted into membership with the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator. Paid memberships provide greater access to networking opportunities and other membership perks, including access to upgraded packages. We believe NAPW Network is the most prominent women-only professional networking organization in the United States. Members of the NAPW Network enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments.

We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at approximately 209 local chapters across the United States. PDN Network products and services are being deployed to provide enhanced value to the NAPW membership experience, which we believe will be an important component in increasing both the number of new memberships and renewals of existing memberships.

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

Networking Events. Historically, NAPW Network’s offline networking opportunities included monthly local chapter events and a large National Networking Conference NAPW. In 2017, we held Power Networking events in eight cities. We expect to continue to leverage the existing PDN Network events platform to host NAPW networking events in major markets around the nation. Because PDN Network networking career events are already being conducted we have the ability to add an additional event for NAPW at the same venue, one hour after the PDN Network event ends, at a substantially lower cost compared to hosting a stand-alone NAPW event. Employers who sponsor the PDN Network career networking events will have the opportunity to participate in the NAPW event and meet with members to discuss employment opportunities in what we believe is an inviting and upscale networking environment. We believe that providing the opportunity for NAPW Registered Users to meet, outside of the monthly local chapter events and the single national event, will add value to all NAPW Registered Users through allowing them to attend any or all of our PDN Network events. Non-members may also attend, subject to certain restrictions.

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

IAW Global Women’s Network. This network offers in-person networking with like-minded women to foster enhanced career connections and opportunities. Members can promote their brands, identify new career opportunities, and build lasting relationships at monthly meetings and events. Hosted by Star Jones, these interactive events allow members to improve their verbal resumes, expand their networks, and hear from inspiring speakers. Regional and National Conferences provide inspirational panels, unique networking opportunities, and the chance for members to promote their business or services. Our partners allow members to explore events outside the US and create opportunities to network with women around the world.

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

As of December 31, 2017, the Company had approximately 10,266,000 registered users. We use the term “registered user” to describe a consumer who has affirmatively visited one of our properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs, and to sell them ancillary products and services. We expect that continued registered user growth of the PDN Network will enable us to further develop our list of online professional diversity networking and career placement solutions. We currently provide access to our PDN Network websites to registered users at no cost. The Company is exploring various partnerships with other service providers to increase their offerings to both job seekers and employers. Our goal is to use an asset light approach to provide quality products and services, to increase our value to those we serve and drive additional capital without significant capital investments. For example, we announced our partnership with Diverst, the leading provider of Diversity & Inclusion software. Leveraging our existing assets through relationships with other technology firms such as Diverst allows us to grow our relationships with employers without investing in sophisticated, proprietary resources.

We offer to large and medium employers seeking to diversify their employment ranks, and to third party recruiters (i) real-time solutions that deliver diverse talent, (ii) advertising and promotion of their job opportunities to our networks of diverse professionals and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity OFCCP, including those of state and local governments. Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values. We use sophisticated technology to deliver recruitment advertising using internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites. As of December 31, 2017, we had over 1,000 companies utilizing our products and services.

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

Career Fairs. Through our Events business, a part of our PDN Network business segment, we produce premier face-to-face recruiting events we call Professional & Technical Diversity Career Fairs. The Company’s diversity events help employers connect with a new marketplace of diverse professionals. Our events are the only events of their type endorsed by leading organizations such as the NAACP, Urban League, BDPA and others. Participating employers range from Fortune 500 companies to federal, state and local agencies and from smaller employers to non-profit organizations, all of which seek a proactive approach to diversity recruiting. We also produce career fairs as part of high-profile national events such as the NAACP National Convention, the Urban League National Conference and HBCU sorority and fraternity conferences. In 2016 we added virtual career fairs serving veterans, women and STEM professionals.

PDN Quick. Our new Hire AdvantEdge product allows us to sell the qualified candidate lead referral service to employers via an e-commerce model. Hire AdvantEdge is a data-driven product, which matches registered users with jobs offered by our employment partners, qualifies those registered users for our partners’ jobs, secures an indication of interest, and directly provides our partner with the registered user’s information or submits an application on behalf of the registered user to our partner’s recruitment system. This allows us to deliver to recruiters qualified candidates in an efficient manner with very little lag in time. Hire AdvantEdge was made possible by the combination of Noble Voice’s current interaction with job seekers, its technology and Professional Diversity Network’s relationships with employers who desire to recruit qualified diverse talent. The PDN Network Hire AdvantEdge product delivers enhanced membership value to those registered users seeking to reenter the workforce or to upgrade their professional employment condition. This benefit comes at no additional cost to members, reinforcing the membership value proposition and creating long-term value.

PDN(Hired). We use matching and targeting technology to match members with our partners on a renewing license basis, designed to provide the Company with increasing residual income as we add new partners and sell additional licenses. Though in its early stages, the PDN(Hired) product is a significant step towards increasing online sales in a scalable and residual manner. In 2016 we combined the functionality of these two products and relaunched them as PDN Quick. This product meets the increased demand of entry level and hourly workforce needs of our clients. The product is a solution for America’s shrinking unemployment rate which has decreased the amount of readily available hourly/part-time workers but driven demand higher for growing employers. PDN Quick harnesses the 5,000 daily inbound candidate interactions PDN receives and geographically matches these candidates to our clients in real-time while also screening for the exact job requirements needed by each client. The product has a unique Pay Only For Performance structure in which employers only pay when qualified and interested candidates are delivered directly to them for specific in-demand roles. The product utilizes SMS Texting technology to reach interested candidates which creates very little lag time and increased savings and efficiencies for both PDN and our clients. PDN Quick is offered to employers on a Cost Per Applicant (“CPA”) basis. This enables employers to pay only for applicants they receive, as opposed to a diversity outreach campaign that promotes job openings for a fixed amount based on the number of jobs offered and the duration of the job promotions.

PDN Diversity Placement. In 2018, the Company launched a diversity placement service that has initially focused on high demand positions in digital transformation and finance. We are currently recruiting for leading employers who pay a monthly license fee and a percentage of the first year’s annual salary plus bonus for candidates we source and they hire. We believe our superior brand positioning, large network of diverse talent and our vast employer relationships position us well for continued growth in this segment in 2018 and beyond.

Noble Voice

The Noble Voice call centers screen and match callers for real-time job placement. The Noble Voice division typically conducts over 30,700 career consultations per week. We monetize these consultations by using proprietary technology to drive inexpensive online traffic to our offline call centers and generating value-added leads, which we sell to strategic partners who provide continuing education and career services. Noble Voice maintains a sophisticated Customer Relations Management database and interface (“CRM”) and marketing controls, and is able to efficiently manage the number of consultations to match demand. Specifically, Noble Voice promotes leading employers’ job openings online through our web properties and other online locations, and then seeks to match job seekers with promoted openings available through our employer partners. This allows our partners to acquire diverse applicants, either on a CPA or term base. Our PDN and Noble Voice segments coordinate their activities to create opportunities for diverse job seekers and value for employers who desire to recruit diverse talent. Noble Voice’s technology also allowed us to improve our methods of communication for lead-generation, deliver upgraded benefits to our NAPW Network members, PDN Network registered users and our clients through their client portal, launch NAPW Network’s new website in 2015, drive a significant increase in web traffic and time on site and greatly increase the rate of new user registrations on our online properties.

China Operations

The Company began establishing business operations in China in 2017. Our business activities, similar to those in the United States, will focus on providing tools, products and services in China, which will assist in personal and professional development. Our business plans are developed in an asset light format, with the goal of providing maximum positive results for the Company and our customers, with the least capital investment possible. We are cooperating with existing companies and organizations in China in a manner that will deliver best in class products and services, in a short time frame with minimum investment from the Company.

Women’s Networking in China

The Company’s NAPW women’s networking asset gives us the ability to develop and begin similar affinity networking operations in China. We have named our China expansion of NAPW “The International Association of Women” (the “IAW”). IAW will have similar elements as NAPW, but its scope has been customized and expanded to meet the particular needs of Chinese women. The association will be supported by a proprietary web platform that will have key networking functions, including but not limited, to members profile, with members picture and biography. The site will facilitate searching for other members, adding members to one’s platform, posting alerts and updates, endorsing members, suggesting members to other members, job seeking functions, job opportunity advertising from employers seeking to hire IAW members and other functions to support personal and professional development. The IAW website will also serve as a platform for product and service offerings for training and social networking for women in China. IAW plans to integrate various resources to build a new concept for clients : to create part of the cross-border internet, to mix traditional models with internet models and to explore online and offline resources as well as to allow members to build individual social circles of one’s own in the new internet age.

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

Since our first event we have held additional events in China, culminated by our final and largest event in December 2017. The event, produced as a series of summit events, was held on December 2-3, 2017 in Beijing, China at the Jiuhua Resort and drew nearly 5,000 paid and non-paid participants both in person and online. The event company behind the event was Shanghai Yuanfu Cultural Company, known for previously having worked on the Olympics. The event was organized by PDN (China) International Culture Development Co. Ltd and Jiangxi PDN Culture Media Co.,Ltd, and the co-hosts of the event were Xinhua News Agency and China Fortune Media Group. Due to strong demand, the event was made available in China via a paid online webcast.

PDN formed our relationship with China Fortune Media Group with the intent of establishing an international elite entrepreneurial club. This club charges a membership fee and provides benefits to members working with national and foreign capital sources, investment professionals, and projects with the goal of accessing capital and financial resources both at home and abroad.

China Fortune Media Group was founded and established by the Xinhua News Agency and approved by the State Council and the Central Publicity Department. It consists of China Securities Journal, Shanghai Securities News, Economic Information Daily, Xinhua Publishing House, China Fortune Net and Huaxin Asset Management Company. The group was created by Xinhua News Agency as a comprehensive, state-of-the-art technological, omni-media modern media group.

The Company received positive feedback from attendees about the topic of the forum, and especially about Vice Chairman of the Nasdaq, Mr. Bruce Aust’s participation. Mr. Aust participated in an exclusive one-on-one Q&A session with PDN President Ms. Star Jones. Afterwards, they were joined by other prominent Chinese CEOs for a roundtable discussion.

Operations: Sales, Marketing and Customer Support

Sales and Marketing

We sell NAPW/IAW Network membership subscriptions offline through our NAPW/IAW Network sales force, which currently includes 21 sales professionals, all of whom sell initial membership services. We developed a secure, work-from-home technology along with a training and supervision platform aimed at reducing the overhead costs, increasing per-representative profitability, and offering our sales professionals flexible working arrangements. All sales representatives are capable of selling upgraded memberships and ancillary products. We believe that we maintained high visibility for the NAPW Network during 2017 through its nearly 300,000,000 advertisements served online, in-person impressions through its live networking activities and interactions via its online properties and social media accounts. The number was lower than previous years as we segmented ads and targeted our audiences, which was designed to yield a lower cost per impression and provide a higher return per marketing dollar spent.

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

Noble Voice’s main operation is housed in Chicago, IL after PDN consolidated offices into one location in August 2017. The Chicago call center is capable of supporting roughly 100 call center representatives at any one moment. Currently, 58 total agents are employed in the Chicago location. Additionally, Noble Voice employs 62 agents work as independent contractors in a work-at-home model. These agents are centered in the Detroit, MI area. Nearly 100% of Noble Voice call traffic is generated through an inbound call model stemming from SMS text messaging and/or organic traffic from websites. Noble Voice sends roughly 95% of these texts itself and purchases the remaining inbound calls from partnerships with outside vendors, once those companies are properly vetted and deemed compliant with appropriate regulations and requirements.

Customer Support, Compliance and Testing

In addition to our sales professionals, we also employ support teams to provide customer support, compliance and testing. Our customer support teams, located in our Garden City, NY and Chicago, IL offices, work together to improve engagement with our members and to ensure a high degree of member satisfaction and retention. Our compliance team focuses on ensuring the integrity of the NAPW Network sales process. The team works closely with customer support and sales management to ensure that sales are conducted in an ethical manner and to identify sales representatives who would benefit from enhanced training. Our testing team consists of representatives who work with our Development and Executive teams to identify new lead-generation, sales and membership product opportunities, and to test those as well as new approaches to our current sales.

Our Strengths

We believe the following elements give us a competitive advantage to accomplish our mission:

●	Dedicated Focus on Diverse Professionals. Our focus on providing career opportunities for diverse professionals differentiates us from other online social networking websites, such as Facebook. We believe our websites have a distinctly career-oriented feel and utility when compared with other online social networking websites. We believe that users prefer to manage their professional and social identities and contacts separately. While other online professional networking websites, such as LinkedIn, also have a professional focus, we are singularly focused on diverse professionals in the United States. We believe that we communicate effectively with each of our diverse communities and create environments that harness a natural affinity among members of common culture, ethnicity, gender, orientation, nationality and experience to stimulate increased member trust, networking and engagement.

●	Online and Offline Diversity Career Services. The Company has a comprehensive and coordinated method of connecting diverse job seekers with companies seeking to hire diverse employees. Our advantage comes through our call center operations which facilitate timely, accurate matching of job seekers and employers. Many competitors do not have such a service in-house. Additionally, we operate live and virtual job fairs which allow job seekers and employers to meet one-on-one. Many competitors also have to outsource this service. We provide a wide continuum of contact points to facilitate employers’ desire to identify and hire diverse talent in an OFCCP-compliant manner.

●	Platform That Harnesses the Power of Web Socialization. We believe that our membership base will continue to grow and that our platform will be an increasingly powerful tool that enables our members to leverage their connections and shared information for the collective benefit of all of the participants on our platform. We believe that we are the first online professional network to focus on the diversity recruitment sector.

●	Relationships with Strategic Partners. We believe that our relationships with strategic partners are difficult to replicate and give us a competitive advantage in the networking opportunities, career tools and resources we can offer to our members, as well as the diverse audiences we can access for employers and advertisers.

●	Relationships with Professional Entities & Organizations. Our team has experience working with multicultural professional organizations. We partner with a number of leading minority professional organizations, including:

o	DisabledPersons.com;
o	Ebony Magazine
o	The Grio
o	HireVeterans.com
o	National Association of Hispanic Journalists (NAHJ)
o	Illinois Hispanic Nursing Association
o	IT Diversity Careers
o	The Commonwealth Compact
o	Greek Diversity
o	Latinos in Information Science and Technology Association (LISTA)
o	Job Opportunities for Disabled American Veterans (JOFDAV)
o	Veterans Exchange
o	National Association of African Americans in Human Resources
o	National Association for the Advancement of Colored People (NAACP)
o	The National Urban League
o	VFW Veterans Job Board Vetjobs
o	Wall Street Warfighters
o	Women in Biology

●	Customized Technology Platform. Our technology platform has been custom-designed and built to facilitate networking engagement, job searching, real-time job qualification and matching, and text-based communications.

We believe that the following elements give us a competitive advantage with respect to the NAPW Network:

●	Exclusive Focus on Professional Women. As a result of NAPW Network’s exclusive focus on professional women, we believe that through NAPW Network we provide a secure and less intimidating environment within which our members can successfully network and establish new and lasting business relationships.

●	Attractive Industry Demographic Trends. Favorable demographic trends regarding women’s participation in the labor force will further the growth in NAPW Network’s membership base and we have first-mover advantage with respect to generalized professional networking for women.

●	Large, growing and diverse national membership base. We believe that NAPW Network is the largest women-only networking organization in the United States by number of members, with approximately 954,000 members located in all 50 states, Puerto Rico and the U.S. Virgin Islands. The membership base of the NAPW Network is diverse in terms of ethnicity, age, income, experience, industry and occupation. It includes members from small and large corporations, as well as entrepreneurs and business owners. We believe the diversity of the NAPW Network membership base is a key component of its value.

●	Comprehensive Product and Service Offerings to Deliver Value to Members. We believe that our comprehensive product offerings provide women valuable tools to help them advance their careers and expand their businesses. Through networking opportunities online and at local chapter events in their communities, regional events and the NAPW Network national Networking Conference, discounts provided on seminars, webinars and educational certification courses, and opportunities to promote themselves and their businesses, NAPW members are provided the opportunities and tools for their professional development.

●	Business Model with Efficient Member Acquisition and Recurring Cash Flow. We believe that NAPW Network’s direct marketing lead generation efforts, which utilize both direct mail and digital strategies, are among the most efficient in the industry as measured by our internal response and click-through rates. This efficiency, combined with our effective call center operations, results in what we believe to be our market leading members acquisition process and direct variable contribution. Further, NAPW Network memberships renew annually, providing a valuable recurring stream of cash flow.

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

Noble Voice maintains a call center and has telesales agents in Chicago, Illinois.

Our headquarters in China is located in Guangzhou, Guangdong Province, China. We also have an office in Jiangxi, China.

Intellectual Property

To protect our intellectual property rights, we rely on a combination of federal, state and common law rights, as well as contractual restrictions. We rely on trade secret, copyright and trademark rights to protect our intellectual property. We pursue the registration of our domain names and trademarks in the United States. Our registered trademarks in the United States include the “iHispano” mark with stylized logo, the “Black Career Network” mark with stylized logo, the “Professional Diversity Network” mark with our tagline “the power of millions for the benefit of one,” the name “National Association of Professional Women” and “NAPW,” and the name “International Association of Women” and “IAW.” We also own the copyrights to certain articles in NAPW publications. We strive to exert control over access to our intellectual property and customized technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties in the ordinary course of our business.

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

Employees

As of December 31, 2017, we had a total of 167 employees; 145 were full time employees in various U.S. locations and 22 full-time employees in China. We also regularly engage independent contractors to perform various services. As of December 31, 2017, we engaged 79 independent contractors, primarily in our Noble Voice call center. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

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

We started our operations in China in March 2017. We established two entities in Hong Kong, PDN (Hong Kong) International Education Ltd and PDN(Hong Kong)International Education Information Co., Ltd in January 2017, and the Company established its China subsidiary, PDN (China) International Culture Development Co. Ltd in March 2017. In November of 2017, Jiangxi PDN Culture Media Co., Ltd became a consolidated variable interest entity.

Our principal executive offices are located at 801 W. Adams Street, Suite 600, Chicago, Illinois, 60607 and our telephone number is (312) 614-0950. Our website address is www.prodivnet.com . References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

ITEM 1A - RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our consolidated financial statements and related notes, before making an investment in our common stock .. If any of the following risks are realized, our business, results of operations, cash flows and financial condition could be materially and adversely affected. In that event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Financial Condition

We have incurred net losses, our liquidity has been significantly reduced and we could continue to incur losses and negative cash flow in the future.

We recorded net loss of approximately $22.3 million for the year ended December 31, 2017 and $4.1 million for the year ended December 31, 2016. Our revenue declined from $26.2 million to $22.1 million during 2017, yet our costs and expenses increased from $29.8 million to $46.1 million, and as a result our losses from operations increased from $3.6 million to $24.0 million during 2017. Included in the year ended December 31, 2017 is a $14.6 million goodwill impairment charge. In addition, we used $6.3 million in cash flow from operations during the year ended December 31, 2017. We will need to generate increased revenues and implement aggressive cost management to achieve profitability and positive cash flow from operations. Despite our efforts, including our restructuring and cost-cutting program, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

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

Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or complete acquisitions in a timely manner, on a cost-effective basis or at all. Even if we complete an acquisition, we may not realize the anticipated benefits of such acquisition. Actual cost savings and synergies which may be achieved from an acquired entity may be lower than expected and may take a longer time to achieve than we anticipate. Our acquisitions have previously required, and any similar future transactions may also require, significant efforts and expenditures, in particular with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with acquisition activities and integration efforts, which include:

●	conflicts and inconsistencies in information technology and infrastructures;
●	inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between us and an acquired entity;
●	difficulties in the retention of existing customers and attraction of new customers;
●	overlap of users and members of an acquired entity and one of our websites;
●	difficulties in retaining key employees;
●	the identification and elimination of redundant and underperforming operations and assets;
●	diversion of management’s attention from ongoing business concerns;
●	the possibility of tax costs or inefficiencies associated with the integration of the operations; and
●	loss of customer goodwill.

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

Demand for our services is sensitive to changes in the level of economic activity. Many companies hire fewer employees when economic activity is slow. Following the financial crisis in 2008, unemployment in the U.S. increased and hiring activity was limited. Although the economy has begun to recover and unemployment in the U.S. has improved, if the economy does not continue to recover or worsens, or unemployment returns to high levels, demand for our services and our revenue may be reduced. In addition, lower demand for our services may lead to lower prices for our services. The volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy does not fully recover or worsens, our business, results of operations and financial condition could be materially and adversely affected.

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

We have devoted significant resources to develop our brands, particularly NAPW. That brand is predicated on the idea that professional women will trust it and find value in building and maintaining their professional identities and reputations on the NAPW Network platform. Maintaining, protecting and enhancing all of our brands is critical to expanding the base of members for the NAPW Network and PDN Network and increasing their engagement with the product and services offerings of the Company, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality offerings, which we may not do successfully in the future. Despite our efforts to protect our brands and prevent their misuse, if others misuse any of our brands or pass themselves off as being endorsed or affiliated with the NAPW Network or the PDN Network, it could harm our reputation and our business could suffer. If members of any of our networks or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for the NAPW Network or the PDN Network, or if they choose to blend their professional and social networking activities, our brands and the business of the Company could be harmed. Members of any of our networks could find that new product or service offerings that are introduced are difficult to use or may feel that they degrade their experience with our organization, which could harm the reputation of the networks and the Company for delivering high-quality offerings. Our brands are also important in attracting and maintaining high performing employees. If we do not successfully maintain strong and trusted brands for our networks, our business can be materially and adversely affected.

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

We are highly dependent on our management and other key employees. The skills, knowledge and experience of our management team, are critical to the growth of our business. In particular, Mr. Michael Wang, our Chief Executive Officer, provides significant leadership in every aspect of our business operations and strategic direction. Mr. Jingbo Song, the company’s Executive Chairman is very important to our China expansion. His understanding of the China market and his relationships with business leaders is very valuable to the company’s future success. In the United States we have a diversified and strong group of experienced and talented leaders, including Ms. Star Jones our President, who is an expert in issues relating to diversity and networking. Ms. Jones is supported by a talented group of knowledgeable executives in business operations, sales and marketing, including Gary Xiao our CFO and Joseph Bzdyl our Executive VP of Operations. Our future performance will be dependent upon the continued successful service of members of our management and key employees. We do not maintain life insurance for any of the members of our management team or other key personnel. Competition for management in our industry is intense, and although we have entered into employment agreements with certain members of our management team, we may not be able to retain our management and key personnel or attract and retain new management and key personnel in the future, which could materially and adversely affect our business, results of operations and financial condition.

We have expanded our business into the Peoples’ Republic of China and Hong Kong, which could subject us to risks which could negatively affect our business.

Following the investment in our business by CFL, we expanded our business into China and Hong Kong, which may expose us to risks uniquely affecting the Chinese market. These risks include, among others, changes in economic conditions in China and Hong Kong (including consumer spending, unemployment levels and wage and commodity inflation), local consumer preferences, the regulatory environment, as well as increased media scrutiny of our business and industry, fluctuations in foreign exchange rates and increased competition. In addition, any significant or prolonged deterioration in U.S.-China relations could adversely affect our China operations if Chinese consumers become reluctant to use our websites or become registered users or members of our networks. Chinese law may regulate the scope of our business conducted within China. Our business is therefore subject to numerous uncertainties based on the policies of the Chinese government, as they may change from time to time.

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

Cosmic Forward Limited (“CFL”) beneficially owned approximately 52.9% of our common stock on a non-diluted basis and 48.1% on a diluted basis as of March 26, 2018. As a result of its ownership CFL is able to influence significantly all matters requiring approval by our stockholders, including the election of directors. In addition, our directors and executive officers and their affiliated entities, in the aggregate, beneficially own approximately 6.5 % of our outstanding common stock as of March 26, 2018. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may affect the market price of our common stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and therefore will adversely affect liquidity in the trading of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering at a price of $64.00 per share, our stock price has ranged from $1.52 to $13.90 through March 30, 2018 (as adjusted for our 1-for-8 reverse stock split on September 27, 2016). In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	price and volume fluctuations in the stock market, including as a result of trends in the economy as a whole or relating to companies in our industry;
●	actual or anticipated fluctuations in our revenue, operating results or key metrics, including our number of members and unique visitors;
●	investor sentiment with respect to our competitors, our business partners and our industry in general;
●	announcements by us or our competitors of significant products or features, technical innovations, strategic partnerships, joint ventures or acquisitions;
●	additional shares of our common stock being sold into the market by us or our existing stockholders or the anticipation of such sales; and
●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

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

The market price of our common stock could decline as a result of (i) substantial sales of our common stock, particularly sales by CFL and/or our directors, executive officers, employees, or other significant stockholders, (ii) a large number of shares of our common stock becoming available for sale, or (iii) the perception in the market that holders of a large number of shares intend to sell their shares. As a result of the consummation of the issuance and sale of 1,777,417 shares of our common stock to CFL in November 2016, and a subsequent issuance to CFL of an additional 312,500 shares in January 2017, CFL owns 52.9% of our outstanding common stock as of March 26, 2018, with respect to which CFL has the right to require the Company to register the public resale under a registration statement filed with the SEC. The eventual resale of some or all of such shares, or the perception that such sale or sales could be imminent, could result in a material decline in the market value of our common stock. We have also filed a universal shelf registration statement on Form S-3, with the SEC on December 31, 2014 (as amended on March 31, 2015), which was declared effective on April 2, 2015. This registration statement provides for the issuance of shares of our common stock, preferred stock, depositary shares, rights, warrants, units and debt securities up to an aggregate amount of $100,000,000 and the resale of up to 6,309,845 shares of our common stock originally issued to the former sole shareholder of Old NAPW and certain executive officers of Old NAPW.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

●	authorize our board of directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock;
●	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors, and also specify requirements as to the form and content of a stockholder’s notice;
●	that our directors may be removed only for cause and only by the affirmative vote of at least a majority of the total voting power of our outstanding capital stock, voting as a single class; and
●	do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock voting in any election of directors to elect all of the directors standing for election, if they should so choose).

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

Our management determined that as of December 31, 2017, our internal control over financial reporting had a material weakness related to deficiencies in controls over the application of complex accounting principles, timely and complete financial statement reviews and procedures to ensure all required disclosures are made in our financial statements. During 2016 and 2017, we completed certain measures that were begun in 2015 to remediate material weaknesses related to our internal control over financial reporting that had been identified as of December 31, 2015, and as of December 31, 2016. Specifically, in 2016 we (i) segregated some check signing ability from finance personnel to improve our segregation of incompatible duties within our accounting and financial reporting functions, (ii) consolidated our banking relationships for all companies resulting in improved internal and online cash controls and oversight, (iii) consolidated payroll service providers, allowing for improved control and oversight by senior management. In 2017, we (i) expanded our corporate accounting staff and added qualified personnel with knowledge of U.S. GAAP, and (ii) initiated more effective financial reporting process to help address the material weaknesses identified at December 31, 2016. Although these measures greatly helped improve our internal controls, they did not fully remediate deficiencies in controls. Additionally, in late 2017, our Chinese operations expanded significantly and, in management’s opinion, became material to the company’s consolidated financial statements. In reviewing the controls over financial reporting for these operations, management determined that the Company did not properly design and implement appropriate process-level internal controls related to revenue recognition over service income, resulting in a material weakness. A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. With regard to service income in our China operations, the material weakness in control design was related to contract administration, ensuring that completed contracts were in place and revenue recognition principles were satisfied before the revenue was recorded. This material weakness was identified by management in the fourth quarter of 2017.

Because the controls over service income in the Company’s system of internal controls in China rely extensively on manual review and approval, the successful operation of these controls is required for several quarters prior to management being able to conclude that the material weakness has been remediated. Accordingly, at December 31, 2017, we have not yet been able to remediate the material weakness related to our internal control over financial reporting.

Additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain existing or implement required new or improved controls, or any difficulties we encounter in their implementation, or in remediating identified weakness, could result in additional control deficiencies, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, and cause us to fail to meet our reporting obligations. If we are unable to effectively remediate material weaknesses in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

We will lose our “emerging growth company” status under the JOBS Act at the latest by the end of 2018, which will increase the costs and demands placed upon our management.

We will continue to be deemed an emerging growth company until December 31, 2018. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million on the last day of our second fiscal quarter in any fiscal year following our initial public offering, which would disqualify us as a smaller reporting company.

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

A significant number of our directors and officers reside outside the United States and substantially all of the assets of those persons are located outside the United States. As a result, it may be difficult or impossible for you to bring an action against these individuals in China in the event that you believe your rights have been infringed under the applicable securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of China may render you unable to enforce a judgment against the assets of our directors and officers.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

We lease approximately 11,454 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on June 30, 2020. We also lease approximately 1,800 square feet of office space in Minnetonka, Minnesota for our Events division under a month-to-month lease.

We lease approximately 20,000 square feet of office space in Garden City, New York, under a lease that expires on June 30, 2019, which is used by NAPW Network membership coordinators and executive and administrative staff.

We lease approximately 15,000 square feet of office space in Jericho, New York, under a lease that ends on June 30, 2018. We currently sub-lease that property to a tenant under a landlord-approved sublease that is coterminous with our prime lease.

We leased approximately 16,500 square feet of office space in Darien, Illinois, which served as the headquarters and sales center of Noble Voice. The lease expired on August 31, 2017 and we didn’t renew the Darien lease. We moved our Noble Voice operations to our Chicago office.

Beginning January 1, 2017, the Company leases approximately 7,970 square feet office space in Guangzhou, China under a non-cancelable lease arrangement that provides for payments on a graduated basis through December 31, 2019.

Beginning November 15, 2017, the Company leases approximately 1,950 square feet of office space in Jiangxi Province, China under a non-cancelable lease arrangement that expires on January 30, 2020.

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

The Company and its wholly-owned subsidiary, NAPW, Inc., became parties during the year ended December 31, 2016 to an action captioned LinkedIn Corp. v. NAPW, Inc. and Professional Diversity Network, Inc., No. 16-CV-299784 (Santa Clara Superior Ct.). The complaint was filed on September 12, 2016. The plaintiff, LinkedIn Corp. (“LinkedIn”), sought payment of outstanding amounts it claimed were owed under a marketing agreement between LinkedIn and NAPW. The Company presented LinkedIn with a counter-claim and the matter was mediated. On December 20, 2016, the parties settled and released all claims against one another for the Company’s payment of $1,450,000, which the Company paid in full on January 10, 2017.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904, filed with the National Labor Relations Board (“NLRB”) in June 2015 and alleging violations of the National Labor Relations Act (“NLRA”) against the Company and its wholly-owned subsidiary, NAPW, Inc., where employee was allegedly terminated for asserting rights under Section 7 of the NLRA. While the Company disputes that any rights were impacted, the NLRB has issued its order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies, as well as to pay the claimant certain back pay and offer reinstatement. The Company has complied with the order by posting notices, revising certain policies and offering the claimant reinstatement. In March of 2018 the Company settled the remaining backpay portion of the case. Management does not expect the resolution of this case to have a material impact on the Company’s financial condition.

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

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened assertion of a claim against the Company. The letter alleges that White Winston suffered $2,241,958 in damages as a result of the Company’s alleged conduct that caused a delay in White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. The Company investigated the assertions in the letter and communicated to White Winston that the Company denies liability for any such claim.

NAPW is a named Respondent in a Nassau County District Court Landlord/Tenant Summary Proceeding, and is being sued by TL Franklin Avenue Plaza LLC. The Petitioner, TL Franklin Avenue Plaza LLC, is alleging that NAPW is in breach of its Lease Agreement, and the matter involves the payment of back rent owing to Petitioner. The case is on-going, and settlement discussions are underway.

NAPW and PDN are two of the named Respondents in a Nassau County District Court Landlord/Tenant Summary Proceeding, and they are being sued by Hoegh Autoliners Inc. The Petitioner in this matter, Hoegh Autoliners Inc., is alleging that both NAPW and PDN are in breach of its Lease Agreement, and the matter involves the payment of back rent owing to the Petitioner. In this matter, Intercontinental Capital Group, Inc., an Under-Subtenant of PDN, is also named in the action. The case is on-going, and settlement discussions are taking place in an effort to bring any rental obligations current.

The Company is a party to a proceeding captioned Gerbie, et al. v. Professional Diversity Network, Inc. (Cook County Cir. Ct.), a putative class action alleging violations of the Telephone Consumer Protection Act. This matter is in a very early stage and the Company has not yet had any discovery to allow it to assess the quality of the plaintiff’s claims. However, the Company generally believes that its practices and procedures are compliant with the Telephone Consumer Protection Act.

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

	High	Low
Year Ended December 31, 2017
First Quarter	$13.90	$8.41
Second Quarter	$11.23	$6.06
Third Quarter	$7.12	$3.74
Fourth Quarter	$6.63	$2.45
Year Ended December 31, 2016
First Quarter	$6.72	$1.56
Second Quarter	$6.32	$3.00
Third Quarter	$11.50	$2.85
Fourth Quarter	$11.98	$5.28

On March 27, 2018, the closing price of our common stock was $ 3.32 per share.

Holders

As of March 26, 2018, we had 21 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

On December 8, 2017, the Company sold 18,200 shares of common stock at a price of $3.49 per Share for gross proceeds of $63,518. The per Share purchase price reflected a ten percent (10%) discount from the closing price of the Company’s common stock on December 7, 2017.

On January 29, 2018, the Company sold 380,295 shares of common stock at a price of $3.91 per Share for gross proceeds of $1,486,953. The per Share purchase price reflected the closing price of the Company’s common stock on January 24, 2018. The purchaser is Mr. Shengqi Cai, an individual and a resident of the People’s Republic of China.

The issuance of the Shares is exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”). These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Further, there were no directed selling efforts of any kind made in the United States either by the Company or any affiliate or other person acting on the Company’s behalf in connection with the offering. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Securities Act or an exemption therefrom is available, and that hedging transactions involving the Shares may not be conducted unless in compliance with the Securities Act. Each purchaser certified that it is not a U.S. person (as that term is defined in Regulation S) and is not acquiring the Shares for the account or benefit of any U.S. person and agreed to resell the Shares only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or pursuant to an available exemption from registration. The Shares sold are restricted securities and the certificates representing the Shares will be affixed with a standard restrictive legend, which states that the Shares cannot be sold without registration under the Securities Act or an exemption therefrom.

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

We operate in four business segments: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization, (iii) Noble Voice operations (“Noble Voice”), a career consultation and lead generation service, and (iv) China operations ( “China Operations” ), which focuses on providing tools, products and services in China which will assist women, students and business professionals in personal and professional development.

Our value proposition is simple: (i) we provide a robust online and in-person network for our women members to make professional and personal connections for our diverse audience of women: African Americans, Hispanics, Asians, Veterans, individuals with disabilities and members of the Gay community (with the ability to roll out to our other affinities); (ii) we assist our registered users, or members, in their efforts to connect with like-minded individuals and identify career opportunities within the network; (iii) we help employers address their workforce diversity needs by connecting them with the right candidates; and (iv) we leverage our U.S. expertise and China connections to deliver these values to China, one of the world’s fastest-growing markets for professional networking.

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

In the third quarter of 2017, PDN China began to transact IAW memberships in China, ranging from RMB 20,000 to RMB 200,000 (Approximately $3,000 to $30,000 annual memberships). Additionally IAW China held its first IAW VIP China event at the Women’s Forum Global Meeting, in Paris, France. Also, on December 2, 2017, PDN China held its largest education and training event of the year. The event, “The International Capital Leadership Summit”, took place in Beijing, China. Amongst many notable speakers, Mr. Bruce Aust, Vice Chairman of the Nasdaq Exchange was featured at the event. In the fourth quarter of 2017, PDN China began to transact business club memberships in China, ranging from RMB 20,000 to RMB 100,000 (Approximately $3,000 to $15,000 annual memberships).

In 2017, our PDN Network, NAPW Network, Noble Voice and China Operations businesses represented 12.8%, 43.0%, 27.1% and 17.1% of our revenues, respectively. As of December, 2017, we had approximately 10.0 million registered users in our PDN Network; approximately 954,000 registered users, or members, in the NAPW Network; and over 1,000 companies utilizing our products and services in our combined PDN Network and Noble Voice operations. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

	Year Ended
	December 31,
	2017	2016
Percentage of revenue by product:
Membership fees and related services	42%	62%
Lead generation	27%	24%
Education and training	17%	0%
Recruitment services	12%	11%
Consumer advertising and consumer marketing solutions	1%	1%
Products sales and other	0%	2%

Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.napw.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately 209 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. Upgraded packages include (i) the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and free continuing education programs and (ii) the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence. NAPW Membership is renewable and fees are payable on an annual basis, with the first annual fee payable at the commencement of the membership. NAPW Membership subscriptions represented approximately 98.9% and 96.6% of revenue attributable to the NAPW Network business segment for the years ended December 31, 2017 and 2016, respectively.

As part of the launch of IAW in the United States the Company began to offer a monthly membership option in January 2018, in addition to an annual membership option. While this has increased our performance in registering new members, membership revenue is received on a monthly basis rather than an annual basis. Monthly membership sales is a new strategy for our company and we cannot predict what the monthly renewal rate will be or what the life time value of a member will be going forward. The new IAW has focused on delivering member benefits and providing value to those who join as paid members. The company will be tracking and reporting on the renewal rates and projected LTV, life time value, of our registered members going forward.

Lead Generation. We monetize our career consultations conducted by our Noble Voice business segment by generating and selling value-added leads to our strategic partners who provide continuing education and career services. We also generate revenue from sales of data not used in the lead generation process. Lead generation sales represented 100% of the revenue attributable to the Noble Voice business segment for the years ended December 31, 2017 and 2016. The business flow of lead generation also provides value for our recruitment services, because job seekers who are interested in our career opportunities engage with our career advisers on open positions we are offering from companies who sponsor our diversity recruitment network. Our plan is to increase conversions of both lead generation offers from our educational and career services partners and our recruitment partners seeking to employ diverse talent.

Recruitment Services. We provide recruitment services to medium and large employers seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services. For the years ended December 31, 2017 and 2016, recruitment advertising revenue constituted approximately 91.1% and 92.9%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time. Product sales represented approximately 1.1% and 3.4% of revenue attributable to the NAPW Network business segment for the years ended December 31, 2017 and 2016, respectively.

Education and Training. In March of 2017 we began our China Operations by creating a Shared Economy summit series designed to provide education and training to Chinese business people. Our initial event was a paid event which generated revenue through paid event admission fees. Education and training represented 100% of the revenue attributable to China Operations for the year ended December 31, 2017. Because China Operations first began in March of 2017 there is no year-over-year comparison.

Consumer Advertising and Consumer Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers the ability to post recruitment advertising and job openings. We generate revenue from fees charged for those postings. For the years ended December 31, 2017 and 2016, consumer advertising and marketing represented approximately 8.9% and 7.1%, respectively, of the revenue attributable to the PDN Network business segment.

Cost of Revenue

Cost of revenue primarily consists of data and related costs to generate leads for our Noble Voice customers, costs of producing job fair and other events, revenue sharing with partner organizations, costs of web hosting and operating our websites for the PDN Network, and costs of producing education and training events and serving IAW members for our China business. Costs of producing wall plaques, hosting member conferences and local chapter meetings are also included in the cost of revenue for NAPW Network.

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

The following table sets forth the number of registered users as of the periods presented:

	Year Ended December 31,		Change
	2017	2016	(Percent)
	(in thousands)
Registered users:
PDN Network Registered Users (1)	10,266	9,201	11.6%
NAPW Network Total Membership (2)	954	918	3.9%

(1)	The number of registered users may be higher than the number of actual users due to various factors. For more information, see “Risk Factors page #13 —The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users”.

(2)	Includes both Paid Members and Unpaid Members.

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

The following table provides a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Year Ended
	December 31,
	2017	2016
	(in thousands)
Net loss	$(22,288)	$(4,109)
Impairment expense	14,611	-
Stock-based compensation expense	900	264
Litigation settlement, net	155	(1,240)
Gain on settlement of debt	-	(148)
Gain on lease cancellation	-	(424)
Depreciation and amortization	3,197	3,324
Change in fair value of warrant liability	-	401
Interest expense	12	1,567
Interest and other income	(8)	(9)
Income tax expense (benefit)	(1,746)	(1,290)
Adjusted EBITDA	$(5,167)	$(1,664)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$9,372	$16,255	$(6,883)	(42.3)%
Lead generation	5,974	6,239	(265)	(4.2)%
Education and training	3,777	0	3,777	100.0%
Recruitment services	2,579	2,932	(353)	(12.0)%
Consumer advertising and marketing solutions	253	223	30	13.5%
Products sales and other	100	578	(478)	(82.7)%
Total revenues	$22,055	$26,227	$(4,172)	(15.9)%

Total revenues decreased $4,172,000, or 15.9%, from $26,227,000 for the year ended December 31, 2016 to $22,055,000 for the year ended December 31, 2017. The decrease is mainly the result of reductions in our sales staff and workforce in our NAPW segment as part of restructuring and centralizing our operations. This was offset by $3,777,000 additional revenue generated by our China operations that we launched in March of 2017.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$9,472	$16,833	$(7,361)	(43.7)%
PDN Network	2,832	3,155	(323)	(10.2)%
Noble Voice	5,974	6,239	(265)	(4.2)%
China	3,777	-	3,777	100.0%
Total revenues	$22,055	$26,227	$(4,172)	(15.9)%

Membership fees and related services and products sales attributable to the NAPW Network of $9,472,000 for the year ended December 31, 2017 represent a reduction of $7,361,000 from the comparable period in 2016, or 43.7%. The decrease is primarily due to reductions of the NAPW sales staff and workforce as a result of rebranding our NAPW business. Additionally, several aspects of operations were relocated to our Chicago headquarters aimed to increase efficiency and reduce costs. We do not anticipate further reductions in workforce and expect to increase the salesforce in future periods. We also expect a decrease in NAPW revenues during the first half of year 2018 as we rebrand the NAPW business and introduce several new membership products.

During the year ended December 31, 2017, our PDN Network generated $2,832,000 in revenue compared to $3,155,000 generated in the prior year period, a decrease of $323,000 or 10.2%. The decrease was mainly attributable to (i) a decrease of $140,000 in direct sales of our recruitment services resulting from the downsizing of the PDN Network sales team, and (ii) a $218,000 decline in PDN Hired revenue, as a result of poor sales performance in the product line.

Noble Voice generated $5,974,000 of lead generation revenue for the year ended December 31, 2017, compared to $6,239,000 for the same period in 2016, representing a decrease of 4.2%. The decrease in revenue was the result of continuing compression in the markets served by Noble Voice coupled with the loss of a large, strategic vendor which forced a significant, mid-year reduction in force. The loss of this vendor was abrupt and not reflective of the Noble Voice business, but rather that vendor’s change in business strategy. Currently, our efforts are focused on capturing additional market share through increased sales to our existing customer base and internal efforts to add new customers. We have capacity at our Chicago, IL call center to significantly grow our sales team without incurring additional rental costs. We’ve also experienced success in transitioning to a work-at-home model both in the Chicago and Detroit areas.

We started our operations in China in Q1 2017. During the year ended December 31, 2017, China Operations generated $3,777,000 of revenue. $2,875,000 of the revenue was generated from “The International Capital Leadership Summit” that was held on December 2, 2017 and featured Mr. Bruce Aust, Vice Chairman of the Nasdaq Exchange. Of the $2,875,000 Summit revenue, $2,565,000 was generated from an entity that was affiliated with certain CFL shareholders who had significant influence on this entity prior to August 2017. Additionally, in the third quarter of 2017, PDN China began to transact IAW memberships in China, ranging from RMB 20,000 to RMB 200,000 (Approximately $3,000 to $30,000 annual memberships). In the fourth quarter of 2017, PDN China began to transact business club memberships in China, ranging from RMB 20,000 to RMB 100,000 (Approximately $3,000 to $15,000 annual memberships). In 2017, we developed 18 IAW members and 10 business club members with total membership fees of approximately $400,000, which we recognize ratably over the membership period (ranging from 12 to 36 months).

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenues	$3,968	$3,082	$886	28.7%
Sales and marketing	10,285	13,315	(3,030)	(22.8)%
General and administrative	13,875	11,333	2,542	22.4%
Litigation settlements, net	155	(1,240)	1,395	112.5%
Goodwill impairment charge	14,611	-	14,611	100.0%
Depreciation and amortization	3,197	3,324	(127)	(3.8)%
Total costs and expenses	$46,091	$29,814	$16,277	54.6%

Total costs and expenses increased in the year ended December 31, 2017 to $46,091,000 compared to $29,814,000 for the year ended December 31, 2016. This increase of 54.6% is primarily the result of goodwill impairment charge of $14,611,000 taken during the year ended December 31, 2017, combined with $3,323,000 total expenses that were incurred by our China operations that we launched in Q1 2017.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$29,884	$18,293	$11,591	63.4%
PDN Network	5,102	4,152	950	22.9%
Noble Voice	7,782	7,369	413	5.6%
China	3,323	-	3,323	100.0%
Total costs and expenses	$46,091	$29,814	16,277	54.6%

Costs and expenses increased by $11,591,000, or 63.4%, in the NAPW Network segment primarily as a result of goodwill impairment charge of $14,611,000 taken during the year ended December 31, 2017, offset by $3,405,000, or 39.3% decrease in sales and marketing expenses, and $865,000, or 11.5% decrease in general & administrative expenses as a result of the management focus on cost reduction, including the reductions in sales force, and reduction in marketing related expenses.

Costs and expenses increased by $950,000, or 22.9%, in the PDN Network segment primarily due to $635,000, or 239.6% increase in stock based compensation, and increase in corporate overhead costs such as legal and consulting, offset by $320,000, or 26.7% reduction in cost of revenue, and $168,000, or 9.6% reduction in sales & marketing expenses. While the corporate overhead costs grew in 2017, the operational expenses were largely reduced as a result of the management’s efforts to reduce costs and improve efficiency.

Costs and expenses in our Noble Voice segment increased by $413,000, or 5.6%, primarily due to $525,000, or 18.9% increase in corporate overhead expenses such as legal and consulting, offset by $215,000, or 14.4% reduction in cost of revenue as a result of reduced volume and increased efficiencies in purchasing data.

Costs and expenses in our China segment were $3,323,000 during the year ended December 31, 2017. Because we started our operations in China in Q1 2017, there is no year over year comparison.

Operating Expenses

Cost of revenues: Cost of revenues during the year ended December 31, 2017 was $3,968,000, an increase of $886,000, or 28.7%, from $3,082,000, for the year ended December 31, 2016. The increase is mainly attributable to an increase $1,533,000 related to our China Operations that was launched in March 2017, offset by a decrease of $320,000 at Noble Voice, a decrease of $215,000 at PDN Network, and a decrease of $112,000 at NAPW. The reduction of cost of revenues at Noble Voice and PDN Network was at a greater percentage than reduction of revenue, which was a result of improved efficiencies in spending and lead data sourcing.

Sales and marketing expense: Sales and marketing expense for the year ended December 31, 2017 was $10,285,000, a decrease of $3,030,000, or 22.8%, from $13,315,000 for the year ended December 31, 2016. The decrease is mainly attributable to a decrease of $3,405,000, or 39.3% at our NAPW segment, due to a cost reduction plan we implemented in the second half on 2017 that resulted in 43% year-over-year reduction in the salesforce, lower digital advertising expenses, and overall better marketing cost management. In the future, we expect our overall sales and marketing costs to increase, particularly in NAPW Network, as we introduce new products and reinvest in our business.

General and administrative expense: General and administrative expenses increased by $2,542,000, or 22.4%, to $13,875,000 for the year ended December 31, 2017. The increase was primarily due to (i) $1,359,000 of general and administrative expenses incurred by our China operations that we launched in March of 2017, and (ii) $636,000 year over year increase of stock-based compensation.

Litigation settlements: Litigation settlement for year ended December 31, 2017 represents primarily $146,000 expense that was accrued for the potential back-pay related to the “NLRB” legal proceeding (please refer to “Legal Proceedings” for details). In December 2016, we settled for $1,450,000 a breach of contract lawsuit filed by LinkedIn in which LinkedIn was seeking $3,290,000, plus interest and costs. As a result of the settlement and release, we recorded a gain on litigation settlement in the amount of $1,740,000 as of December 31, 2016. In addition, in April 2016, we settled for $500,000 a class action lawsuit. As a result of this settlement, we recorded litigation settlement expense of $500,000 as of December 31, 2016.

Goodwill impairment charge: As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill as of June 30, 2017 and December 31 2017. Accordingly, the Company recorded a goodwill impairment charge of $14,611,000 for the year ended December 31, 2017. No goodwill impairment charge was recorded during the year ended December 31, 2016.

Depreciation and amortization expense : Depreciation and amortization expense for the year ended December 31, 2017 was $3,197,000, compared to $3,324,000 for the year ended December 31, 2016, a decrease of $127,000, or 3.8%. The decrease is mainly attributable to (i) a $96,000 reduction in amortization expense of the capitalized technology costs from the PDN Network.

Other Income (Expenses)

	Year Ended
	December 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Total	$4	$(1,411)	$1,415	(100.3)%

During the year ended December 31, 2016, interest expense resulting from our terminated Master Credit Facility, which primarily includes cash interest expense and non-cash amortization of debt issue costs was $1,565,000. This amount includes $1,371,000 related to the amortization of the remaining balance of debt issue costs in connection with the termination of the Master Credit Facility in November 2016. Included in other income for the year ended December 31, 2016 is a $148,000 gain on the settlement of our outstanding promissory note and related accrued interest with Matthew Proman, our former COO. Interest earned on investments during the year ended December 31, 2017 was negligible.

Change in Fair Value of Warrant Liability

	Year Ended
	December 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Total	$-	$(401)	$401	100.0%

The change in the fair value of the warrant liability was related to (i) the common stock purchase warrants issued to the White Winston on June 30, 2016 and (ii) the common stock purchase warrants issued to underwriters in the Company’s IPO on March 4, 2013. During the year ended December 31, 2017, there was no change in fair value of warrant liability. During the year ended December 31, 2016, we recorded a non-cash expense of $401,000 related to the warrants issued to White Winston. There was no change in the fair value of warrant liability during the year ended December 31, 2016 related to the warrants issued to underwriters.

Income Tax (Benefit) Expense

	Year Ended
	December 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
Total	$(1,746)	$(1,290)	$(456)	35.3%

The effective income tax rate for the year ended December 31, 2017 was 7.26%, resulting in an income tax benefit of $1,746,000. The effective income tax rate for the year ended December 31, 2016 was 23.89%, resulting in an income tax benefit of $1,290,000. The majority of the difference in the effective income tax rate was due to a goodwill impairment charge of $14,611,000 that was recognized during the year ended December 31, 2017, the Tax Act’s change in corporate tax rate from 35% to 21% resulting in a benefit of $788,000, and a change in valuation allowance resulting in a benefit of $213,000.

Net loss

The following table sets forth each operating segment’s net gain or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2017	2016	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(18,828)	$(1,110)	$(17,718)	1,596.2%
PDN Network	(2,094)	(2,138)	44	(2.1)%
Noble Voice	(1,697)	(861)	(836)	97.1%
China	332	-	332	(100.0)%
Consolidated net loss	$(22,288)	$(4,109)	$(18,178)	442.4%

Consolidated Net Loss . As the result of the factors discussed above, during the year ended December 31, 2017, we incurred $22,288,000 of net losses, and increase of 442.4% from net losses for the year ended December 31, 2016. The changes were primarily attributable to a goodwill impairment charge of $14,611,000 taken during the year ended December 31, 2017 against NAPW Network, and reduction of revenue by $7,949,000 year over year at NAPW Network, PDN Network and Noble Voice, offset by additional revenue of $3,777,000 generated by our China operations that we launched in Q1 2017. Reduction of year over year net loss was also caused by a non-recurring net gain of $1,240,000 related to litigation settlements, and a $424,000 gain on the lease cancellation of our former Los Angeles, California NAPW office.

NAPW Network Net Loss . During the year ended December 31, 2017, we incurred a net loss of $18,828,000, compared to $1,110,000 for the prior year period. The increase in net loss was primarily attributable to a goodwill impairment charge of $14,611,000 during the year ended December 31, 2017, reduction in revenue by $7,361,000, and a net gain of $1,240,000 from lawsuit settlements, a gain from the lease cancellation, the closing of NAPW Network office facilities that we recorded during the year ended December 31, 2016. The increase in net loss was partially offset by a large, $3,405,000 reduction of sales and marketing expense, mainly as a result of substantial cuts in salesforce and reduced spending on digital advertising.

PDN Network Net Loss . During the year ended December 31, 2017, we incurred $2,094,000 of net losses attributable to the PDN Network, a decrease of $44,000, compared to the net losses incurred for the year ended December 31, 2016. The decrease in net loss is primarily a result of one-time interest expense of $1,565,000 that resulted from our terminated Master Credit Facility, and a non-cash expense of $401,000 related to the warrants issued to White Winston, both recorded during the year ended in December 31, 2016. Excluding these two one-time expenses, PDN Network net loss incurred in year 2017 saw an increase of $1,922,000, compared to year 2016. The increase is mainly due to an increase of $636,000 of stock-based compensation, higher legal and board of directors compensation expenses allocated to the PDN Network as a portion of the Company corporate overhead expenses, and $323,000 reduction in revenue. These increases were partially offset by a $320,000 reduction of cost of revenue, and $168,000 reduction of sales and marketing expenses as a result of our efforts in increasing efficiency and reducing operational expenses.

Noble Voice Net Loss. During the year ended December 31, 2017, we recognized a net loss of $1,697,000 attributable to the Noble Voice division, compared to net losses of $861,000 for the year ended December 31, 2016. The $836,000, or 97.1% increase in net loss for the year ended December 31, 2017, compared to the year ended December 31, 2016 was primarily due to a $515,000 increase in Company corporate overhead expenses, primarily legal and consulting that were allocated to the Noble Voice segment, and a decline in revenue of $265,000. This was partially offset by reductions in costs of sales and service largely due to efficiencies made in the purchase of data the Company uses to drive internet traffic.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2017 and 2016, respectively, and is intended to supplement the more detailed discussion that follows:

	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$3,014	$6,069
Working capital (deficiency)	$(1,140)	$1,000

Our principal sources of liquidity are our cash and cash equivalents and the net proceeds from the issuance of Common Stock to CFL. During the year ended December 31, 2016, our principal sources of liquidity also included the proceeds from the Master Credit Facility with White Winston, which was terminated on November 7, 2016 as discussed in more detail below.

As of December 31, 2017 and 2016, we had deficiency of approximately $1,140,000 and working capital of approximately $1,000,000, respectively. We had an accumulated deficit of approximately $69,746,000 at December 31, 2017. During the year ended December 31, 2017, we generated a net loss of approximately $22,288,000, used cash in operations of approximately $6,331,000, and we expect that we will continue to generate operating losses for the foreseeable future.

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

On December 8, 2017, the Company sold 18,200 shares of common stock at a price of $3.49 per Share for gross proceeds of $63,518.00. The per Share purchase price reflected a ten percent (10%) discount from the closing price of the Company’s common stock on December 7, 2017.

The management of the Company also made efforts in 2017 and first quarter of 2018 to contain and reduce cost, including implementing new approval process over travel and other expenses, significantly reducing the cash compensation for independent board directors, terminating non-performing employees and eliminating certain positions, replacing and negotiating with certain vendors, and consolidating our PDN and Noble Voice operations into one location. If we are not successful in reducing our costs we may then need to dispose of certain of these assets or discontinue certain business lines.

We currently anticipate that our available funds and cash flow from operations will be sufficient to meet our working capital requirements for the twelve months subsequent to the issuance of our financial statements. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the U.S. freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time.

We collect membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve month period. Starting January 2, 2018, we also offer a monthly membership for IAW USA for which we collect a fee on a monthly basis. Our PDN Network also sells recruitment services to employers, generally on a one year contract basis. This revenue is also deferred and recognized over the life of the contract. Our payment terms for PDN Network and Noble Voice customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

	Year Ended
	December 31,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$(6,331)	$(6,664)
Investing activities	(343)	658
Financing activities	3,586	10,005
Effect on exchange rate on cash	34	-
Net increase in cash and cash equivalents	$(3,054)	$3,999

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 was $6,331,000. We had a net loss of $22,288,000 during the year ended December 31, 2017, and a deferred tax benefit of $1,746,000, which were partially offset by non-cash goodwill impairment charge of $14,611,000, depreciation and amortization of $3,197,000, stock-based compensation expense of $900,000, provision for bad debt of $171,000, and loss on litigation settlement of $155,000. Changes in operating assets and liabilities used $1,333,000 of cash during the year ended December 31, 2017, consisting primarily of decreases in deferred revenue, accounts payable, prepaid expenses, and incremental direct costs, partially offset by increases in accrued expenses.

Net cash used in operating activities for the year ended December 31, 2016 was $6,664,000. We had a net loss of $4,109,000 during the year ended December 31, 2016, a deferred tax benefit of $1,290,000, a gain on litigation settlements of $1,240,000 and a gain on lease cancellation of $424,000, which were partially offset by non-cash depreciation and amortization of $3,324,000, deferred financing cost amortization of $1,528,000, a change in the fair value of warrant liabilities of $401,000 and stock-based compensation expense of $264,000. Changes in operating assets and liabilities used $4,970,000 of cash during the year ended December 31, 2016, consisting primarily of decreases in deferred revenue and accounts payable and increased prepaid expenses partially offset by increases in incremental direct costs and decreases in accounts receivable.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the year ended December 31, 2017 was $343,000, consisting of $185,000 in costs incurred to develop technology, $154,000 in purchases of property and equipment and $5,000 of returned security deposits.

Net cash provided by investing activities during the year ended December 31, 2016 was $658,000, consisting of $500,000 of proceeds from the maturities of short-term investments, $5,000 in purchases of property and equipment and $163,000 of returned security deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2017 was $3,586,000, consisting of $3,064,000 of proceeds from the sale of common stock to CFL and IAW members, $666,000 proceeds due to the reduction in the merchant reserve for NAPW Network, partially offset by the payment of $144,000 of costs related to the CFL Transaction.

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

Business Combinations

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer : a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive loss.

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

Revenue generated from NAPW Network membership subscriptions is recognized ratably over the 12-month membership period, although members pay their annual fees at the commencement of the membership period. Starting January 2, 2018, we also offer a monthly membership for which we collect fees on a monthly basis and we recognize revenue in the same month as the fees are collected. Revenue from related membership services are derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements. Fees related to these services are recognized as revenue at the time the on-line profile is complete and press release is distributed.

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

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K, including Part I, Item 1. “Business” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

●	our beliefs regarding our ability to capture and capitalize on market trends;
●	our expectations on the future growth and financial health of the online diversity recruitment industry and the industry participants, and the drivers of such growth;
●	our expectations regarding continued membership growth;
●	our beliefs regarding the increased value derived from the synergies among our segments; and
●	availability and intended use of liquidity.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	failure to realize synergies and other financial benefits from mergers and acquisitions within expected time frames, including increases in expected costs or difficulties related to integration of merger and acquisition partners;
●	inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses, including our ability to realize the benefits and cost savings from, and limit any unexpected liabilities acquired as a result of, any such business combinations;
●	our operating loss in 2015 and 2016;
●	our limited operating history in a new and unproven market;
●	increasing competition in the market for online professional networks;
●	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
●	our ability to adapt to changing technologies and social trends and preferences;
●	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
●	our ability to obtain and maintain intellectual property protection for our intellectual property;
●	our ability to execute our China growth plan
●	any future litigation regarding our business, including intellectual property claims;
●	general and economic business conditions; and
●	legal and regulatory developments.

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

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer, respectively), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP), and include those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2017. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

Based on this evaluation and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of the end of the period covered in this Annual Report on Form 10-K. The management undertook several remediation actions, including additional segregation of duties within our accounting and financial reporting functions, an expansion of our corporate accounting staff and the addition of qualified personnel with knowledge of U.S. GAAP to help address the material weaknesses identified at December 31, 2016. These measures helped improve our internal controls and remediate lack of segregation of incompatible duties that was identified as material weakness at December 31, 2016. The other deficiencies in controls the Company identified as of December 31, 2016 such as (i) lack of sufficient qualified personnel with the relative U.S. GAAP knowledge, and (ii) lack of effective financial reporting process to prepare financial statements in accordance with U.S. GAAP still existed at December 31, 2017. Additionally, during the evaluation, a new material weakness was identified in our China operations that we launched in March 2017. To address this material weakness, we have expanded our internal controls to include additional analysis and other procedures over the preparation of the financial statements included in this report. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position and results of operations.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management had concluded that, as of December 31, 2017, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

●	The Company lacks sufficient qualified personnel with the relative U.S. GAAP knowledge to review conclusions reached regarding the accounting for complex transactions and related analyses to record amounts resulting from such transactions in our financial records.
●	We did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements.
●

With regard to service income in our China operations, a material weakness existed in control design related to contract administration, ensuring that completed contracts were in place and revenue recognition principles were satisfied before the revenue was recorded. This material weakness was identified by management in the fourth quarter of 2017.

Plan for Remediation of Material Weakness

During 2017, we continued our initiatives to improve and remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2017. Specifically:

●	We expanded our corporate accounting staff and added qualified personnel with knowledge of U.S. GAAP,
●	We initiated more effective financial reporting process that included monthly and quarterly closing check-list and monthly review of the financial reports by the Company’s Finance Dept. leadership.

The material weakness in our China operations was identified near the end of the fourth quarter 2017. As a consequence, there was insufficient time for management to design and implement a remediation strategy in 2017. However, during the first quarter in 2018, the company implemented new policies and processes to enhance the internal control structure in our China operations, as noted below:

●	Design and implement standard processes and controls over revenue recognition of service income in China. All recognized contracts must be executed by both parties and stamped with their respective official seals.
●	Invoices will be recorded with a sequential numbering system to ensure all invoices are recorded and tracked on a timely basis.

We anticipate that the actions described above and resulting improvements in controls will strengthen the Company’s internal control over financial reporting and will, over time, address the related material weakness. However, because many of the controls in the Company’s system of internal controls, particularly in the China operations, rely extensively on manual review and approval, the successful operation of these controls may be required for several quarters prior to management being able to conclude that the material weakness has been remediated.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2017 we continued to undertake efforts to enhance the overall internal control structure. We implemented additional review and approval policies and procedures within our operations. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Other information required by this item, including information regarding directors, executive officers and corporate governance matters will be incorporated herein by reference to the sections entitled “Proposal 1: Nomination and Election of Directors – Nominees for Director,” “Corporate Governance – Meetings and Committees of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2018 annual meeting of shareholders (the “2018 Proxy Statement”), which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation ,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of management and certain beneficial owners required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The information required by this item is incorporated herein by reference to the sections entitled “Corporate Governance – Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence” in the 2018 Proxy Statement, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm” in the 2018 Proxy Statement, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended December 31, 2017.

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

3. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger among the Company, NAPW Merger Sub, Inc., NAPW, Inc. and Matthew B. Proman, dated as of July 11, 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2014).
2.2	Stock Purchase Agreement, dated as of August 12, 2016, by and between Professional Diversity Network, Inc. and Cosmic Forward Limited, including as Exhibit A the form of Stockholders’ Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016).
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through October 17, 2016 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

Exhibit Number	Description of Exhibit

3.2	Second Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
4.1	Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013).
4.2	Form of Underwriters’ Warrant (incorporated herein by reference to Exhibit 1.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013).
4.3±	Common Stock Purchase Warrant for the Purchase of 6,000 Shares of Common Stock of Professional Diversity Network, Inc. between David Bocchi and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).
4.4	Common Stock Purchase Warrant for the Purchase of 50,000 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).
4.5	Common Stock Warrant for the Purchase of 131,250 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).
4.6	Warrant for the Purchase of 1,000,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $0.25 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 (incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).
4.7	Warrant for the Purchase of 1,750,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $0.25 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).
4.8	Warrant for the Purchase of 1,000,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $2.50 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 (incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).
4.9	Stockholders’ Agreement, dated as of November 7, 2016, by and among Professional Diversity Network, Inc., Cosmic Forward Limited, Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Nan Kou (incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
4.10*	Agreement on Exclusive Technical Support, Consultation and Service, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd.
4.11*	Business Operation Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd.
4.12*	Equity Interest Pledge Agreement, dated as of February 26, 2018 between PDN (China) International Culture Development Co., Ltd., Maoji (Michael) Wang and Anyong Wu.
4.13*	Exclusive Stock Option Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd., Maoji (Michael) Wang and Anyong Wu.
4.14*	Intellectual Property Licensing Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd.
10.1	Master Services Agreement between Apollo Group and the Registrant, dated October 1, 2012, (incorporated herein by reference to Exhibit 10.6 of Amendment No. 9 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on January 16, 2013).
10.2	Statement of Work by and between the Registrant and Apollo Group, dated October 1, 2012 (incorporated herein by reference to Exhibit 10.13 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013).
10.3	Insertion Order between Apollo Group and the Registrant, dated June 11, 2012 (incorporated herein by reference to Exhibit 10.11 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)
10.4†	Diversity Recruitment Partnership Agreement between the Registrant and LinkedIn Corporation, dated as of November 6, 2012 (incorporated herein by reference to Exhibit 10.12 of Amendment No. 9 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on January 16, 2013)
10.5#	Amended and Restated Employment Agreement between the Company and James Kirsch, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

Exhibit Number	Description of Exhibit

10.6#	Employment Agreement between the Company and David Mecklenburger, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)
10.7#	Employment Agreement between the Company and Matthew Proman, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)
10.8#	Employment Agreement between the Company and Star Jones, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)
10.9#	Employment Agreement between the Company and Christopher Wesser, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)
10.10#	Severance Agreement and General Release, dated as of March 10, 2015, between the Company and Rudy Martinez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2015)
10.11#	Offer Letter, dated February 20, 2015, from the Company to Jorge Perez (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015).
10.12#	Professional Diversity Network, Inc. 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)
10.13	Form of Professional Diversity Network, Inc. 2013 Equity Compensation Plan Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014)
10.14#	Amendment No. 1 to Professional Diversity Network, Inc. 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 16, 2016).
10.15	Asset Purchase Agreement among Professional Diversity Network, Inc. and Careerimp, Inc., dated as of June 14, 2013 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014)
10.16	Asset Purchase Agreement among Professional Diversity Network, Inc. and Personnel Strategies, Inc., dated as of September 18, 2013(incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014)
10.17	Promissory Note issued by the Company to Matthew B. Proman in the principal amount of $445,000, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)
10.18	Professional Diversity Network, Inc. 2013 Equity Compensation Plan Code Section 409A Nonqualified Stock Option Award Agreement, dated as of September 24, 2014, between Matthew Proman and the Company (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014)
10.19	Restricted Stock Agreement between the Company and Star Jones, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 30, 2014)
10.20	Restricted Stock Agreement between the Company and Christopher Wesser, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2014)
10.21	Separation Agreement and Mutual Release of All Claims, dated as of July 16, 2015, between the Company and Matthew Proman (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).
10.22	Confidential Settlement and Mutual Release of All Claims, dated November 4, 2016 by and between the Company and Matthew B. Proman (incorporated herein by reference to the Company’s Current Report filed with the SEC on November 14, 2016).

Exhibit Number	Description of Exhibit

10.23	Master Credit Facility dated March 30, 2016 by and among Professional Diversity Network, Inc., NAPW, Inc., Noble Voice LLC and Compliant Lead LLC, as borrowers, and White Winston Select Asset Funds, LLC, as lender (incorporated herein by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2016).
10.24	Amendment to the Master Credit Facility and Consent and Waiver Agreement, dated as of August 10, 2016, by and among Professional Diversity Network, Inc., NAPW, Inc., Noble Voice, LLC, Compliant Lead LLC and White Winston Select Asset Funds, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016).
10.25	Board Representation Agreement dated June 30, 2016 by and among Professional Diversity Network, Inc. and White Winston Select Asset Funds, LLC (incorporated herein by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).
10.26#	Employment Agreement between the Company and Katherine Butkevich, dated September 30, 2016 (incorporated herein by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016).
21*	List of Subsidiaries of the Company
23*	Consent of Marcum LLP.
24	Powers of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.
#	Denotes a management contract or compensation plan or arrangement
±	The Common Stock Purchase Warrants issued by the Company to each of Craig Skop, Priyanka Mahajan, Kevin Mangan, Eric Lord, Ramnarain Jaigobind, Zachary Hirsch , Joseph Haughton, Phillip Michals, Raffaele Gambardella and Robert Eide, all of whom are affiliates of Aegis Capital Corp., are substantially identical in all material respects to the Common Stock Purchase Warrant issued to David Bocchi and filed as an exhibit, except as to the recipient of such warrants and the number of shares of Common Stock issuable upon exercise of such warrants. Pursuant to SEC regulation, we have omitted filing copies of such warrants as exhibits to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Professional Diversity Network, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Professional Diversity Network, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2012.

Melville, NY

March 30, 2018

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
Current Assets:
Cash and cash equivalents (Amount related to variable interest entity of $1,671,378 in 2017)	$3,013,927	$6,068,973
Accounts receivable, net	1,997,983	2,170,529
Incremental direct costs	145,292	423,023
Prepaid expenses and other current assets	478,379	957,140
Total current assets	5,635,581	9,619,665

Property and equipment, net	237,037	277,534
Capitalized technology, net	158,142	173,368
Goodwill	5,590,150	20,201,190
Intangible assets, net	6,381,206	9,183,439
Merchant reserve	760,849	1,426,927
Security deposits	225,957	220,754
Other assets	-	35,000
Total assets	$18,988,922	$41,137,877

Current Liabilities:
Accounts payable	$1,524,066	$2,172,332
Accrued expenses	1,247,116	962,172
Deferred revenue	4,004,015	5,485,599
Total current liabilities	6,775,197	8,620,103

Deferred rent	56,082	55,718
Deferred tax liability	1,803,519	3,653,274
Other liabilities	52,321	33,159
Total liabilities	8,687,119	12,362,254

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value, 45,000,000 shares authorized, 3,963,864 shares and 3,623,899 shares issued as of December 31, 2017 and 2016, respectively, and 3,962,816 and 3,619,338 shares outstanding as of December 31, 2017 and 2016, respectively	39,639	36,204
Additional paid in capital	80,016,218	76,234,772
Accumulated other comprehensive income	28,848	-
Accumulated deficit	(69,745,785)	(47,458,236)
Treasury stock, at cost; 1,048 shares at December 31, 2017 and 2016	(37,117)	(37,117)
Total stockholders’ equity	10,301,803	28,775,623

Total liabilities and stockholders’ equity	$18,988,922	$41,137,877

See Note 3 for Additional Variable Interest Entity Disclosures.

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016
Revenues:
Membership fees and related services	$9,371,843	$16,254,932
Lead generation	5,973,964	6,239,057
Recruitment services	2,578,597	2,931,642
Product sales and other	100,289	578,466
Education and training	3,776,546	-
Consumer advertising and marketing solutions	252,980	222,969
Total revenues	22,054,219	26,227,066

Costs and expenses:
Cost of revenues	3,967,881	3,082,467
Sales and marketing	10,285,411	13,315,008
General and administrative	13,874,730	11,332,640
Loss (gain) on litigation settlement, net	155,216	(1,240,297)
Goodwill impairment expense	14,611,040	-
Depreciation and amortization	3,197,191	3,323,711
Total costs and expenses	46,091,469	29,813,529

Loss from operations	(24,037,250)	(3,586,463)

Other income (expense):
Interest expense	(12,399)	(1,567,317)
Interest and other income	8,165	8,532
Gain on settlement of debt	-	148,112
Other finance costs	8,421	-
Other expense, net	4,187	(1,410,673)

Change in fair value of warrant liability	-	(401,000)

Loss before income tax expense (benefit)	(24,033,063)	(5,398,136)
Income tax expense (benefit)	(1,745,514)	(1,289,634)
Net loss	$(22,287,549)	$(4,108,502)

Other comprehensive loss:
Foreign currency translation adjustment	28,848	-
Comprehensive loss	$(22,258,701)	$(4,108,502)

Net loss per common share, basic and diluted	$(5.68)	$(1.98)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	3,920,849	2,076,724

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2016	1,809,676	$18,097	$63,554,194	$(43,349,734)	1,048	$(37,117)	-	$20,185,440
Stock-based compensation	2,778	28	264,303	-	-	-		264,331
Repurchase of common stock on vesting of restricted stock	(735)	(7)	(5,474)	-	-	-	-	(5,481)
Reclassification of derivative liability	-	-	781,000	-	-	-		781,000
Issuance of warrants in connection with Master Credit Agreement	-	-	403,458	-	-	-	-	403,458
Proceeds from sale of common stock to Cosmic Forward Limited, net of other costs of $3,495,326	1,777,417	17,774	13,550,103	-	-	-	-	13,567,877
Shares repurchased in connection with tender offer	(312,500)	(3,125)	(2,996,875)	-	-	-	-	(3,000,000)
Exercise of warrants	343,750	3,437	684,063	-	-	-		687,500
Net loss	-	-	-	(4,108,502)	-	-	-	(4,108,502)
Balance at December 31, 2016	3,620,386	$36,204	$76,234,772	$(47,458,236)	1,048	$(37,117)	-	$28,775,623
Net proceeds from sale of common stock to Cosmic Forward Limited	312,500	3,125	2,817,875	-	-	-		2,821,000
Sale of common stock	18,200	182	(63,336)	-	-	-	-	63,518
Translation adjustments	-	-	-	-	-	-	28,848	28,848
Stock-based compensation	12,778	128	900,235	-	-	-	-	900,363
Net loss	-	-	-	(22,287,549)	-	-		(22,287,549)
Balance at December 31, 2017	3,963,864	$39,639	$80,016,218	$(69,745,785)	1,048	$(37,117)	$28,848	$10,301,803

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(22,287,549)	$(4,108,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,197,191	3,323,711
Deferred tax expense (benefit)	(1,849,755)	(1,289,634)
Loss (gain) on litigation settlement	155,216	(1,240,297)
Gain on lease cancellation	-	(423,998)
Goodwill impairment charge	14,611,040	-
Stock-based compensation expense	900,363	264,331
Amortization of deferred financing costs	-	1,527,672
Amortization of prepaid license fees	-	112,500
Amortization of customer deposits	-	(112,500)
Change in fair value of warrant liability	-	401,000
Provision for bad debt	171,313	-
Gain on settlement of debt	-	(148,112)
Changes in operating assets and liabilities:
Accounts receivable	4,607	340,001
Prepaid expenses and other current assets	480,484	(545,548)
Incremental direct costs	277,731	600,893
Accounts payable	(659,175)	(1,053,312)
Accrued expenses	135,043	127,572
Deferred income	(1,487,181)	(4,481,294)
Deferred rent	364	10,563
Other liabilities	19,162	30,890
Net cash used in operating activities	(6,331,146)	(6,664,064)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	-	500,000
Costs incurred to develop technology	(185,114)	-
Purchases of property and equipment	(153,628)	(5,292)
Security deposits	(4,559)	163,032
Net cash (used in) provided by investing activities	(343,301)	657,740

Cash flows from financing activities:
Proceeds from the sale of common stock	3,063,518	17,063,203
Exercise of warrants	-	687,500
Payment of offering costs	(144,000)	(3,530,326)
Repurchase of common stock	-	(3,000,000)
Proceeds from line of credit	-	2,159,362
Repayment of line of credit	-	(2,159,362)
Payment of deferred financing costs related to Master Credit Facility	-	(744,214)
Repayment of note payable	-	(300,000)
Merchant reserve	666,078	(166,078)
Shares repurchased on vesting of restricted stock	-	(5,481)
Payments of capital leases	-	-
Net cash provided by financing activities	3,585,596	10,004,604

Effect of exchange rate on cash	33,805	-

Net (decrease)/ increase in cash and cash equivalents	(3,055,046)	3,998,280
Cash and cash equivalents, beginning of year	6,068,973	2,070,693
Cash and cash equivalents, end of year	$3,013,927	$6,068,973

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2017	2016
Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$1,702	$19,375
Cash paid for interest	$-	$37,492

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), PDN (Hong Kong) International Education Ltd, PDN(Hong Kong)International Education Information Co., Ltd, and PDN (China) International Culture Development Co. Ltd in March 2017, each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. In November 2017, Jiangxi PDN Culture Media Co.,Ltd became a consolidated variable interest entity (VIE). Laws and regulations of the People’s Republic of China (“PRC”) prohibit or restrict companies with foreign ownership from certain activities and benefits including eligibility for certain government grants and certain rebates related to commercial activities. To provide the Company the expected residual returns of the VIE, the Company, through its wholly-owned subsidiary PDN (China) International Culture Development Co., Ltd., entered into a series of contractual arrangements with the VIE and its registered shareholders to enable the Company, to exercise effective control over the VIE, receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks of the VIE as if they were their sole shareholders; and have an exclusive option to purchase all of the equity interests in the VIE. Please refer to footnote #3 for more details about the VIE entity. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at events hosted at its local chapters across the country. Noble Voice monetizes these consultations by using proprietary technology to drive inexpensive online traffic to our offline call center and generating value-added leads for the Company’s strategic partners who provide continuing education and career services. The Company has begun establishing business operations in China in 2017. Our business activities, similar to those in the United States, will be focused on providing tools, products and services in China, which will assist in personal and professional development.

2. Liquidity, Financial Condition and Management’s Plans

At December 31, 2017, the Company’s principal sources of liquidity were its cash and cash equivalents.

The Company had an accumulated deficit of approximately $69,746,000 at December 31, 2017. During the year ended December 31, 2017, the Company generated a net loss of approximately $22,288,000, and used cash in operations of approximately $6,331,000. At December 31, 2017, the Company had a cash balance of approximately $3,014,000. Total revenues were approximately $22,054,000 and $26,227,000 for the years ended December 31, 2017 and 2016, respectively. The Company had a working capital (deficit) of approximately $(1,139,000) and $1,000,000 at December 31, 2017 and 2016, respectively.

The Company is closely monitoring operating costs and capital requirements and has developed an operating plan for 2018. Management of the Company also made efforts in 2017 and first quarter of 2018 to contain and reduce cost, including implementing new approval process over travel and other expenses, significantly reducing the cash compensation for independent board directors, terminating non-performing employees and eliminating certain positions, replacing and negotiating with certain vendors, and consolidating our PDN and Noble Voice operations into one location. If we are not successful in reducing our costs we may then need to dispose of certain of these assets or discontinue certain business lines.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 29, 2018, Professional Diversity Network, Inc. (the “Company”) sold 380,295 shares of common stock (each a “Share” and collectively the “Shares”) at a price of $3.91 per Share for gross proceeds of $1,486,953.45. The per Share purchase price reflected the closing price of the Company’s common stock on January 24, 2018. The purchaser is Mr. Shengqi Cai, an individual and a resident of the People’s Republic of China.

Management believes that its available funds and cash flow from operations will be sufficient to meet its working capital requirements through March 2019. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. Due to China’s foreign currency control, the Company cannot move money between China and the U.S. freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country. We need to get approval from the Chinese government to move money from China to the U.S. which might take extra time.

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

Significant estimates underlying the financial statements include the fair value of acquired assets and liabilities associated with acquisitions; assessment of goodwill impairment, other intangible assets and long-lived assets for impairment; allowances for doubtful accounts and assumptions related to the valuation allowances on deferred taxes, impact of applying the revised federal tax rates on deferred taxes, the valuation of stock-based compensation and the valuation of stock warrants.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity. All significant intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entity

Basic Information

The Company follows the guidance of accounting for variable interest entities, which requires certain variable interest entities to be consolidated by the primary beneficiary of the entities.

The Company’s management evaluated the relationships between the Company and Jiangxi PDN Culture & Media Co., and the economic benefits flow of the applicable contractual arrangements. The Company concluded that it is the primary beneficiary of Jiangxi PDN Culture & Media Co.. As a result, the results of operations, assets and liabilities of Jiangxi PDN Culture & Media Co. have been included in the Company’s consolidated financial statements as of November 16, 2017.

The significant agreements through which the Company exercises effective control over Jiangxi PDN Culture & Media Co. are:

● Agreement on Exclusive Technical Support, Consultation and Service, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd.

● Business Operation Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd.

● Equity Interest Pledge Agreement, dated as of February 26, 2018 between PDN (China) International Culture Development Co., Ltd., Maoji (Michael) Wang and Anyong Wu.

● Exclusive Stock Option Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd., Maoji (Michael) Wang and Anyong Wu.

● Intellectual Property Licensing Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd.

Financial Information of VIE

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company’s general assets. VIE assets can be used to settle obligations of the primary beneficiary. The financial information of Jiangxi PDN Culture & Media Co., which was included in the accompanying consolidated financial statements, is presented as follows:

	December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$1,671	-
Total assets	$1,672
Total liabilities	$257	-

	(in thousands)
	Year ended December 31,
	2017	2016

Total net revenue	$1,666	$-
Net income	$1,392	$-

Cash Equivalents - The Company considers cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2017 and 2016, the allowance for doubtful accounts amounted to $33,000, and $95,000, respectively.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. The commissions are deferred and amortized over the term of membership, which is a 12 month period. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Incremental direct costs amounted to $145,292 and $423,023 at December 31, 2017 and 2016, respectively. Amortization expense of deferred commissions amounted to $819,000 and $1,758,000 for the years ended December 31, 2017 and 2016, respectively.

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

Prior to January 1, 2017, when conducting its annual goodwill impairment assessment, the Company initially performed a qualitative evaluation of whether it is more likely than not that goodwill was impaired. If it was determined by a qualitative evaluation that it was more likely than not that goodwill was impaired, the Company then applied a two-step impairment test. The two-step impairment test first compared the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeded its carrying value, goodwill was not impaired and the Company was not required to perform further testing. If the carrying value of the reporting unit exceeded its fair value, the Company determined the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeded its implied fair value, then an impairment loss equal to the difference was recorded in the consolidated statements of operations.

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

As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill. The Company performed its review based on both qualitative and quantitative factors and determined that carrying value of NAPW’s goodwill exceeded its implied fair value. Accordingly, the Company recorded a goodwill impairment charge of $14,611,000 in the accompanying consolidated statement of operations and comprehensive loss during the year ended December, 31 2017.

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

Starting January 2, 2018, we also offer a monthly membership for which we collect fees on a monthly basis and we recognize revenue in the same month as we collect the monthly fees.

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

Lead Generation

Professional Diversity Network provides career opportunities to our registered users. Our Career Advisors suggest job opportunities for our registered users based on their location and profile. In certain circumstances our Career Advisers offer career support services to our registered users, including resume writing, education opportunities and economic consultations. In certain circumstances we receive compensation from various business partners resulting from our job seeker referrals. The Company derives lead generation revenues pursuant to arrangements with its business partners. Under these arrangements, the Company matches its business partners with potential candidates, pursuant to specific parameters defined in each arrangement. The Company invoices on a monthly basis based upon the number of leads provided. Revenues related to lead generation are recognized in the month when the leads are sent to its business partners.

The Company’s business partners include educational institutions such as Keypath Education, QuinStreet and Education Dynamics in Noble Voice’s traditional, core business, as well as a broad array of corporations such as Avon Products, American Airlines, and Uber, among others.

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. Direct sales to customers are most typically a twelve month contract for services and as such the revenue for each contract is recognized ratably over its twelve month term. Event revenue is recognized in the month that the event takes place and e-commerce sales are for one month job postings and the revenue from those sales are recognized in the month the sale is made. Our recruitment services mainly consist of the following products:

●	On-line job postings to our diversity sites and to our broader network of websites including the National Association for the Advancement of Colored People and the National Urban League
●	OFCCP job promotion and recordation services
●	Diversity job fairs, both in person and virtual fairs
●	Diversity recruitment job advertising services
●	Cost per application, a service that employers can purchase whereby PDN sources qualified candidates and charges only for those applicants who meet the employers’ minimum qualifications
●	Diversity executive staffing services

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

Education and Training

The Company works with its business partners to provide education and training seminars to business people in China. Revenues are recognized in the month when the seminar takes place. A significant portion of our 2017 education and training revenue was generated from “The International Capital Leadership Summit” that was held on December 2, 2017 and featured Mr. Bruce Aust, Vice Chairman of the Nasdaq Exchange. Of the $2,875,000 Summit revenue, $2,565,000 was generated from an affiliated entity that was affiliated with certain CFL shareholders who had significant influence on this entity prior to August 2017.

Consumer Advertising and Marketing Solutions

The Company provides career opportunity services to its various partner organizations through advertising and job postings on their websites. The Company works with its partners to develop customized websites and job boards where the partners can generate advertising, job postings and career services to their members, students and alumni. Consumer advertising and marketing solutions revenue is recognized as jobs are posted to their hosted sites.

The Company’s partner organizations include NAACP and National Urban League,VetJobs, among others.

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the years ended December 31, 2017 and 2016, the Company incurred advertising and marketing expenses of approximately $2,859,000 and $2,694,000, respectively. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations. At December 31, 2017 and 2016, there were no prepaid advertising expenses recorded in the accompanying consolidated balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2013 through 2017.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2017.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2017 and 2016 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2017	2016
Warrants to purchase common stock	170,314	170,314
Stock options	246,564	69,950
Unvested restricted stock	15,544	2,778
	432,422	243,042

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09,”Revenue from Contracts with Customers,” which was subsequently modified in August 2015 by ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). Since the Company is an Emerging Growth Company “EGC”, it will adopt the standard on January 1, 2019, using the modified retrospective transition method, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2019 and the restatement of the financial statements for all prior periods presented. The Company continues to evaluate the impact of adoption of this standard on its consolidated financial statements and disclosures.

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”). Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Clarification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for annual periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. ASU 2016-15 provides for retrospective application for all periods presented. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740)” (“ASU 2016-16”), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted using a modified retrospective transition approach. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this guidance.

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

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and Equipment is as follows:

	December 31,
	2017	2016
Computer hardware	$418,882	$377,185
Furniture and fixtures	240,143	227,828
Leasehold improvements	239,921	147,016
	898,946	752,029
Less: Accumulated depreciation	(661,909)	(474,495)
	$237,037	$277,534

Depreciation expense for the years ended December 31, 2017 and 2016 was $194,618 and $172,156, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

5. Capitalized Technology

Capitalized Technology, net is as follows:

	December 31,
	2017	2016
Capitalized cost:
Balance, beginning of period	$1,888,791	$1,888,791
Additional capitalized cost	185,114	-
Balance, end of period	$2,073,905	$1,888,791

Accumulated amortization:
Balance, beginning of period	$1,715,423	$1,432,268
Provision for amortization	200,340	283,155
Balance, end of period	$1,915,763	$1,715,423
Capitalized Technology, net	$158,142	$173,368

Amortization expense of $200,340 and $283,155 for the years ended December 31, 2017 and 2016, respectively, is recorded in depreciation and amortization expense in the accompanying statement of operations.

6. Intangible Assets

Intangible assets, net is as follows:

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(1,295,764)	$2,674,236
Paid Member Relationships	5	890,000	(580,972)	309,028
Member Lists	5	8,957,000	(5,846,931)	3,110,069
Developed Technology	3	978,000	(978,000)	-
Trade Name/Trademarks	4	480,000	(389,861)	90,139
Customer Relationships	5	280,000	(172,667)	107,333
		15,555,000	(9,264,195)	6,290,805
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$6,381,205

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(898,764)	$3,071,236
Paid Member Relationships	5	890,000	(402,972)	487,028
Member Lists	5	8,957,000	(4,055,531)	4,901,469
Developed Technology	3	978,000	(718,166)	259,834
Trade Name/Trademarks	4	480,000	(269,861)	210,139
Customer Relationships	5	280,000	(116,667)	163,333
		15,555,000	(6,461,961)	9,093,039
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$9,183,439

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018	$2,512,539
2019	1,898,030
2020	397,000
2021	397,000
2022	397,000
Thereafter	689,237
$6,290,806

Amortization expense of $2,802,233 and $2,868,400 for the years ended December 31, 2016 and 2015, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

7. Goodwill

Goodwill is summarized as follows:

	2017	2016
Balance at January 1,	$20,201,190	$20,201,190
Impairment expense on NAPW	(14,611,040)	-
Balance at December 31,	$5,590,150	$20,201,190

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

On August 10, 2016, the Company entered into an Amendment to Master Credit Facility and Consent and Waiver Agreement (the “Amendment”) with White Winston in connection with the CFL Transaction (see Note 11). Pursuant to the Amendment, White Winston consented to the CFL Transaction and waived its participation rights and board representation rights under the Board Representation Agreement in connection with the CFL Transaction. In consideration for the Amendment, the Company agreed that the Pro Rata Warrant would be fully exercisable, notwithstanding the pro rata formula set forth in the warrant, and paid a fee of $15,000. In addition, White Winston granted the Company an option to repurchase its outstanding, in-the-money warrants following consummation of the Tender Offer on the terms set forth in the Amendment.

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

The discount was fully amortized at December 31, 2015. Interest expense amounted to $1,167 for the year ended December 31, 2016.

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

We lease approximately 11,454 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on June 30, 2020. We also lease approximately 1,800 square feet of office space in Minnetonka, Minnesota for our Events division under a month-to-month lease.

We lease approximately 20,000 square feet of office space in Garden City, New York, under a lease that expires on June 30, 2019, which is used by NAPW Network membership coordinators and executive and administrative staff.

We lease approximately 15,000 square feet of office space in Jericho, New York, under a lease that ends on June 30, 2018. We currently sub-lease that property to a tenant under a landlord-approved sublease that is coterminous with our prime lease.

We leased approximately 16,500 square feet of office space in Darien, Illinois, which served as the headquarters and sales center of Noble Voice. The lease expired on August 31, 2017 and we didn’t renew the Darien lease. We moved our Noble Voice operations to our Chicago office.

Beginning January 1, 2017, the Company leases approximately 7,970 square feet office space in Guangzhou, China under a non-cancelable lease arrangement that provides for payments on a graduated basis through December 31, 2019.

Beginning November 15, 2017, the Company leases approximately 1,950 square feet of office space in Jiangxi Province, China under a non-cancelable lease arrangement that expires on January 30, 2020.

Rent expense, amounting to $1,219,013 and $1,059,749 for the years ended December 31, 2017 and 2016, respectively, is included in general and administrative expense in the consolidated statements of operations. Included in rent expense is sublease income of $384,000 and $363,000 for the years ended December 31, 2017 and 2016, respectively.

Future annual minimum payments net of sublease income due under the leases are summarized as follows:

Year ending December 31,
2018	$983,053
2019	675,773
2020	105,846
$1,764,672

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

The Company and its wholly-owned subsidiary, NAPW, Inc., became parties during the year ended December 31, 2016 to an action captioned LinkedIn Corp. v. NAPW, Inc. and Professional Diversity Network, Inc., No. 16-CV-299784 (Santa Clara Superior Ct.). The complaint was filed on September 12, 2016. The plaintiff, LinkedIn Corp. (“LinkedIn”), sought payment of outstanding amounts it claimed were owed under a marketing agreement between LinkedIn and NAPW. The Company presented LinkedIn with a counter-claim and the matter was mediated. On December 20, 2016, the parties settled and released all claims against one another for the Company’s payment of $1,450,000, which the Company paid in full on January 10, 2017.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904, filed with the National Labor Relations Board (“NLRB”) in June 2015 and alleging violations of the National Labor Relations Act (“NLRA”) against the Company and its wholly-owned subsidiary, NAPW, Inc., where employee was allegedly terminated for asserting rights under Section 7 of the NLRA. While the Company disputes that any rights were impacted, the NLRB has issued its order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies, as well as to pay the claimant certain back pay and offer reinstatement. The Company has complied with the order by posting notices, revising certain policies and offering the claimant reinstatement. In March of 2018 the Company settled the remaining backpay portion of the case. Management does not expect the resolution of this case to have a material impact on the Company’s financial condition.

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

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened assertion of a claim against the Company. The letter alleges that White Winston suffered $2,241,958 in damages as a result of the Company’s alleged conduct that caused a delay in White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. The Company investigated the assertions in the letter and communicated to White Winston that the Company denies liability for any such claim.

NAPW is a named Respondent in a Nassau County District Court Landlord/Tenant Summary Proceeding, and is being sued by TL Franklin Avenue Plaza LLC. The Petitioner, TL Franklin Avenue Plaza LLC, is alleging that NAPW is in breach of its Lease Agreement, and the matter involves the payment of back rent owing to Petitioner. The case is on-going, and settlement discussions are underway.

NAPW and PDN are two of the named Respondents in a Nassau County District Court Landlord/Tenant Summary Proceeding, and they are being sued by Hoegh Autoliners Inc. The Petitioner in this matter, Hoegh Autoliners Inc., is alleging that both NAPW and PDN are in breach of its Lease Agreement, and the matter involves the payment of back rent owing to the Petitioner. In this matter, Intercontinental Capital Group, Inc., an Under-Subtenant of PDN, is also named in the action. The case is on-going, and settlement discussions are taking place in an effort to bring any rental obligations current.

The Company is a party to a proceeding captioned Gerbie, et al. v. Professional Diversity Network, Inc. (Cook County Cir. Ct.), a putative class action alleging violations of the Telephone Consumer Protection Act.  This matter is in a very early stage and the Company has not yet had any discovery to allow it to assess the quality of the plaintiff’s claims.  However, the Company generally believes that its practices and procedures are compliant with the Telephone Consumer Protection Act.

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

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of December 31, 2017, the Company had 3,962,816 shares of common stock outstanding.

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

On December 8, 2017, Professional Diversity Network, Inc. (the “Company”) sold 18,200 shares of common stock (each a “Share” and collectively the “Shares”) at a price of $3.49 per Share for gross proceeds of $63,518.00. The per Share purchase price reflected a ten percent (10%) discount from the closing price of the Company’s common stock on December 7, 2017.

14. Stock-Based Compensation

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

The following table summarizes the Company’s stock option activity for the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2017	69,950	$12.07	9.0	$-
Granted	240,000	10.72
Exercised	-	-
Forfeited or Canceled	(63,386)	(10.46)
Outstanding – December 31, 2017	246,564	$11.17	9.1	$-

Exercisable – December 31, 2017	86,564	12.00	9.0	$-

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the Company granted 210,000 and 30,000 stock options to Messrs. Wang and Xiao, respectively, in connection with their employment agreements. These options had an aggregate fair value of $1,060,800, using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.13%
Expected dividend yield	0.00%
Expected volatility	41.78%
Expected term	5.5 years

The options are exercisable at an exercise price of $10.72 per share over a ten-year term and vest over two years, with one-third vesting upon grant. The Company recorded $648,000 as compensation expense during the year ended December 31, 2017 pertaining to these grants.

The Company recorded non-cash compensation expense of approximately $706,000 and $154,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at December 31, 2017 amounts to approximately $413,000 and is expected to be recognized over a remaining weighted average period of 1.2 years.

Warrants

As of December 31, 2017 and 2016, there were 170,314 warrants outstanding and exercisable, with a weighted average exercise price of $32.44 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at December 31, 2017 and 2016 was 3.3 and 4.3 years, respectively, and the aggregate intrinsic value was $0.

On June 30, 2016, the Company granted warrants to purchase 468,750 shares of common stock. The fair value of the warrants issued of $783,458 was recorded as a direct deduction from the carrying amount of Master Credit Facility.

On November 7, 2016, warrants to purchase an aggregate of 343,750 shares of common stock were exercised for an aggregate exercise price of $687,500.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2017 is as follows:

Number of Shares
Unvested - December 31, 2016	2,778
Granted	15,544
Vested	(2,778)
Forfeited or Canceled	-
Unvested – December 31, 2016	15,544

On June 26, 2017, the Company granted 15,544 restricted stock units (“RSUs”) to certain Board members. The RSUs vest on June 28, 2018, subject to continued service on the vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $7.72 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the combined awards amounted to $120,000.

The Company recorded non-cash compensation expense of $161,000 and $111,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at December 31, 2017 amounts to $60,000 and is expected to be recognized over a weighted average period of 0.5 years.

15. Income Taxes

The Company has the following net deferred tax assets and liabilities at December 31, 2017 and 2016:

	December 31,
	2017	2016
Goodwill and intangible assets	$(1,591,326)	$(3,313,564)
Developed technology	(42,698)	(50,708)
Derivative liability	(112,149)	(5,575)
Property and equipment	85,351	100,922
Other deferred tax assets	87,321	62,955
Lease liability	23,081	34,919
Stock based compensation	214,610	103,877
Net operating loss	5,536,896	5, 632,345
Valuation allowance	(6,004,605)	(6, 218,445)
Net deferred tax liability	$(1,803,519)	$(3,653,274)

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit for income taxes for the years ended December 31, 2017 and 2016 consists of the following:

	Year Ended December 31,
	2017	2016
Federal:
Current provision	$-	$-
Deferred provision (benefit)	(1,798,585)	(1,130,090)
	(1,798,585)	(1,130,090)
State:
Current provision	$-	$-
Deferred provision (benefit)	(51,170)	(159,544)
	(51,170)	(159,544)
Foreign:
Current provision	$104,241	$-
Deferred provision (benefit)	-	-
	104,241	-

Income tax expense (benefit)	$(1,745,514)	$(1,289,634)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December31,
	2017	2016
Expected federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	4.8%	4.8%
Change in expected future federal tax rate	-7.6%	0.0%
Impairment expense	-23.6%	0.0%
Valuation allowance	0.9%	-8.4%
Permanent items	-0.1%	-3.3%
Other	-1.1%	-3.2%
	7.3%	23.9%

The valuation allowance at December 31, 2017 was approximately $6,005,000. The net change in the valuation allowance during the year ended December 31, 2017 was a decrease of approximately $ 213,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2017.

At December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $20,507,000. The federal and state net operating loss carryforwards will expire, if not utilized, beginning in 2034.

A tax benefit from uncertain tax positions may be recognized when it is more likely than not that the position that a tax position will be sustained upon examination. Management makes judgments as to the interpretation of the tax laws that may be challenged upon an audit and cause a change of tax liability. As of December 31, 2017 and 2016, the Company did not maintain a reserve for uncertain tax positions.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the US include New York, Illinois and California. In May 2016, the Company received notice that the 2014 consolidated tax return of the Company is being audited by the Internal Revenue Service. During April 2017, the Internal Revenue Service notified the Company that their audit has been completed and that no change is being made to the Company’s consolidated tax return.

Section 382 of the Internal Revenue Code (Section 382) imposes a limitation on a corporation’s ability to utilize net operating loss carryforwards (NOLS) if it experiences an “ownership change” as defined within the Code. In general, an ownership change may result from transactions increasing the ownership of certain shareholders in the stock of a corporation by more than 50 percentage points over a three year period. In connection with the 2016 CFL Transaction, the Company issued CFL 1,777,417 shares of common stock. The Company evaluated the ownership change pertaining to this issuance and determined that in accordance with the rules related to Section 382 and certain built in gain allowances pursuant to the Code and subsequent Internal Revenue Code Rulings and Notices, the Company did experience an ownership change that would limit the Company’s ability to utilize its net operating losses. In accordance with Section 382 and certain built in gain allowances pursuant to the Code and subsequent Internal Revenue Code Rulings and Notices, utilization of the Company’s NOL will be limited. An analysis has determined the limitation to be $1,800,000 annually through 2021 and $273,000 thereafter. During 2017 312,500 of shares of common stock were issued to CFL, the limitation imposed by Section 382 were reevaluated. No adjustment to the previously computed limitation is required. As a result of this ownership change, no NOL is expected to be lost and not utilized. In the event the Company experiences another ownership change in the future, the NOL may, once again, be further limited.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax liabilities at the new rate. As a result of the reduction in the U.S. corporate income tax rate, we re-measured our ending net deferred tax liabilities at December 31, 2017 at the rate at which they are expected to reverse in the future and recognized a tax benefit of $788,000.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As we collect and prepare necessary data and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

The Tax Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign E&P through the year ended December 31, 2017. We had an estimated $332,000 of undistributed foreign E&P subject to the deemed mandatory repatriation, this income was offset by U.S. operating losses. As of December 31, 2017, foreign withholding taxes have not been provided on the undistributed E&P of our foreign subsidiaries as we intend to permanently reinvest these foreign earnings in those businesses outside the U.S.

Beginning in 2018, the Tax Act includes a new U.S. tax base erosion provision designed to tax the global intangible low-taxed income (“GILTI”). The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We do not expect GILTI to be material in the future.

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

As of December 31, 2016, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

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

17. Segment Information

Beginning in January 2017, the Company operates in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network and (iii) Noble Voice operations, and (B) China Operations. The segments are categorized based on their business activities and organization. Prior to January 2017, the Company operated solely in the United States in the following segments: (i) PDN Network, (ii) NAPW Network and (iii) Noble Voice operations. The following tables present key financial information of the Company’s reportable segments as of and for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	United States
	PDN Network	NAPW Network	Noble Voice	China Operations	Consolidated

Membership fees and related services	$-	$9,371,843	$-	$-	$9,371,843
Lead generation	-	-	5,973,964	-	5,973,964
Recruitment services	2,578,597	-	-	-	2,578,597
Products sales and other	-	100,289	-	-	100,289
Education and training	-	-	-	3,776,546	3,776,546
Consumer advertising and marketing solutions	252,980	-	-	-	252,980
Total revenues	2,831,577	9,472,132	5,973,964	3,776,546	22,054,219
Income (Loss) from operations	(2,270,138)	(20,411,655)	(1,808,521)	453,064	(24,037,250)
Depreciation and amortization	83,367	2,914,076	189,527	10,221	3,197,191
Income tax expense (benefit)	(154,826)	(1,583,553)	(111,376)	104,241	(1,745,514)
Net loss	(2,094,459)	(18,828,102)	(1,697,145)	332,157	(22,287,549)
Capital expenditures	100,823	10,646	(7,634)	49,793	153,628

	At December 31, 2017
Goodwill	$339,451	$5,250,699	$-	$-	$5,590,150
Intangible assets, net	90,400	6,174,306	116,500	-	6,381,206
Total assets	1,726,061	12,889,367	1,317,213	3,056,281	18,988,922

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
	PDN Network	NAPW Network	Noble Voice	Consolidated

Membership fees and related services	$-	$16,254,932	$-	$16,254,932
Lead generation revenue	-	-	6,239,057	6,239,057
Recruitment services	2,931,642	-	-	2,931,642
Product sales and other revenue	-	578,466	-	578,466
Consumer advertising and consumer marketing solutions	222,969	-	-	222,969
Total revenues	3,154,611	16,833,398	6,239,057	26,227,066
Income (Loss) from operations	(997,569)	(1,458,503)	(1,130,391)	(3,586,463)
Depreciation and amortization	168,192	2,946,323	209,196	3,323,711
Income tax expense (benefit)	(671,665)	(348,145)	(269,824)	(1,289,634)
Net (loss) income	(2,137,577)	(1,110,358)	(860,567)	(4,108,502)
Capital expenditures	-	5,292	-	5,292

	At December 31, 2016
Goodwill	$339,451	$19,861,739	$-	$20,201,190
Intangible assets, net	90,400	8,809,706	283,333	9,183,439
Total assets	7,643,471	31,457,958	2,036,448	41,137,877

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

Stock Purchase Agreement

On January 29, 2018, the Company sold 380,295 shares of common stock at a price of $3.91 per Share for gross proceeds of $1,486,953.45. The per Share purchase price reflected the closing price of the Company’s common stock on January 24, 2018. The purchaser is Mr. Shengqi Cai, an individual and a resident of the People’s Republic of China.

Employment Agreement

On March 6, 2018, Jim Kirsch, the Co-Executive Chairman of the Board, notified the Company of his intent to resign as Co-Executive Chairman of the Board. This notification triggered a ninety-day notice period at the expiration of which Mr. Kirsch shall no longer serve as Co-Executive Chairman. During the ninety-day notice period, Mr. Kirsch shall continue to serve at the discretion of the Company. As such, Mr. Kirsch’s last day as Co-Executive Chairman shall be June 4, 2018 unless earlier terminated by the Company. Following Mr. Kirsch’s resignation as Co-Executive Chairman he shall continue to serve as a director and non-executive Chairman of the Company and Mr. James Song shall be sole Executive Chairman of the Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2018.

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

/s/ Maoji (Michael) Wang	March 30, 2018
Maoji (Michael) Wang Chief Executive Officer and Chairman of the Board (principal executive officer)

/s/ Jiangping (Gary) Xiao	March 30, 2018
Jiangping (Gary) Xiao Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ Star Jones	March 30, 2018
Star Jones President and Director

/s/ James Kirsch	March 30, 2018
James Kirsch Executive Co-Chair and Director

/s/ James Song	March 30, 2018
James Song Executive Co-Chair and Director

S-1

/s/ Adam He	March 30, 2018
Adam He Director

/s/ Hao Zhang	March 30, 2018
Hao Zhang Director

/s/ Scott Liu	March 30, 2018
Scott Liu Director

/s/ Michael Belsky	March 30, 2018
Michael Belsky Director

S-2