Form 10-K/A
period 2017-12-31
Professional Diversity Network, Inc.
filed 2018-04-30
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

There were 4,334,894 shares outstanding of the registrant’s common stock as of April 25, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was originally filed with the Securities Exchange Commission (the “SEC) on March 30, 2018 (the “Original Filing”), solely for the purposes of providing the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K that has not been included in the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K , which permits the information in the above referenced items to be incorporated by reference into the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. This Amendment amends Items 10, 11, 12, 13 and 14 of Part III of the Original Filing, and deletes the references included on the cover page and in Part III of the Original Filing to the incorporation by reference of a definitive proxy statement into Part III of the Original Filing. In addition, Item 15 of Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934.

This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as with our other filings with the SEC.

PROFESSIONAL DIVERSITY NETWORK, INC.

2017 ANNUAL REPORT ON FORM 10-K/A

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below is the name of each member of the Board, as well as each such person’s age, his or her current principal occupation (which has continued for at least the past five years unless otherwise indicated) together with the name and principal business of the company that employs such person, if any, the period during which such person has served as a director of the Company, all positions and offices that such person holds with the Company and such person’s directorships over the past five years in other companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or subject to the requirements of Section 15(d) of the Exchange Act or companies registered as an investment company under the Investment Company Act of 1940 and the specific experience, qualifications, attributes or skills that led to the conclusion that such person should serve as a director of the Company. There are no family relationships between our executive officers and directors. There is currently one vacancy on the Board.

Name	Age	Position
James Kirsch	56	Director and Executive Co-Chairman of the Board
Maoji (Michael) Wang	46	Director and Chief Executive Officer
Jingbo (James) Song	64	Director and Executive Co-Chairman of the Board
Star Jones	56	Director and President
Xin (Adam) He	45	Director (1) (2)
Michael Belsky	59	Director (1) (2) (3)
Xianfang (Scott) Liu	65	Director (1) (3)
Hao (Howard) Zhang	50	Director (2) (3)

(1) Member of our audit committee.

(2) Member of our compensation committee.

(3) Member of our nominating and corporate governance committee.

James Kirsch has served as our Executive Co-Chairman of the Board since November 2016. He previously served as our Chief Executive Officer and Chairman of the Board from the consummation of our initial public offering in March 2013 until March 2016 and, prior to our initial public offering, served as our Chief Executive Officer and a member of our management board since 2008. Mr. Kirsch served as Chief Strategic Officer at AMightyRiver.com, a division of the Company from 2004 to 2008 and from 1996 to 2001 as Chief Executive Officer of eSpecialty Brands, an online retail company. Previously, Mr. Kirsch served as Chief Executive Officer at iMaternity.com, the ecommerce partner of iVillage.com from 1983 to 1996 and Manager, Vice President and Chief Operating Officer at Dan Howard Industries, a vertically integrated retailer of apparel. He holds a B.S. in Economics and Political Science from University of Arizona. We believe Mr. Kirsch is a valuable asset to the Board because of his experience and vision in leading the Company since 2008. On March 6, 2018, Mr. Kirsch notified the Company of his intent to resign as Co-Executive Chairman of the Board, which notification triggered a ninety-day notice period at the expiration of which Mr. Kirsch shall no longer serve as Co-Executive Chairman. Following Mr. Kirsch’s resignation as Co-Executive Chairman he shall continue to serve as a director and non-executive Chairman of the Company and Mr. James Song shall be the sole Executive Chairman of the Board.

Maoji (Michael) Wang has been our Chief Executive Officer and a member of the Board since November 2016. He is also an investor in Cosmic Forward Limited (“CFL”), the Company’s majority stockholder and is currently the managing partner of Beijing Daqian Law Firm, and has held that position since November 2005. Mr. Wang has also served as a vice president at GNet Group Plc, an e-commerce company based in China, since April 2014, and as Chief Executive Officer of Tibet Weibai Investment Fund Management Co., Ltd. since March 2016, Guangzhou Gaixin Network Technology Development Co., Ltd. since May 2016 and Guangzhou Yougaojiu Marketing Management Co., Ltd. since June 2016. He has also worked as a supervisor at Guangzhou Wu Wei E-commerce Services Co., Ltd. since January 2015 and Yunnan Linkenuodi Education Information Consulting Co., Ltd. since November 2012. Mr. Wang was originally appointed to our Board under the terms of a stockholders’ agreement entered into between the Company and CFL, our majority stockholder, which agreement grants to CFL the right to designate one director nominee for every 9.9% of the total voting power of our common stock that CFL beneficially owns, up to a maximum of six directors.

Jingbo (James) Song has been a member of the Board and its Executive Co-Chairman since November 2016. He has served as Chairman of GNet Group Plc., an e-commerce company based in China since March 2016. Before joining GNet Group Plc., Mr. Song was retired. Mr. Song was originally appointed to our Board under the terms of a stockholders’ agreement entered into between the Company and CFL, our majority stockholder, which agreement grants to CFL the right to designate one director nominee for every 9.9% of the total voting power of our common stock that CFL beneficially owns, up to a maximum of six directors.

Star Jones has been our President and a member of the Board since September 2014. She joined NAPW’s predecessor company in September 2011 as its National Spokesperson and became its Chief Development Officer in May 2013 and President in June 2014. Ms. Jones became the “face” of NAPW, tasked with conveying the message, brand and image of NAPW worldwide. As President, she has responsibility for the overall development, expansion and implementation of NAPW’s development and programming strategy. For the last 25 years, Ms. Jones has been a licensed attorney in the State of New York and was formerly a New York homicide prosecutor. Ms. Jones has worked in television for more than 20 years as a journalist, talk show host, commentator, NBC News Legal Correspondent and Veteran Legal Analyst and co-host of ABC’s The View for nine years. She is also regularly seen on NBC’s Today Show and CNN’s Piers Morgan Live as a veteran law and news analyst. Ms. Jones is also an accomplished author who has written two best-selling non-fiction books, You Have to Stand for Something, or You’ll Fall for Anything and Shine...a Physical, Emotional & Spiritual Journey to Finding Love. Her third book, Satan’s Sisters, a fictional account of the behind-the-scenes workings of a daytime talk show, was published in the spring of 2011. In the corporate world, Ms. Jones has been a featured personality for numerous consumer brands including Payless, Saks Fifth Avenue and Kohls, and has appeared on the cover of and/or been featured in a number of major newspapers and magazines in the country on topics ranging from news to lifestyle. Her newest venture, Status, by Star Jones, a collection of women’s apparel for the professional woman, was launched by QVC in the fall of 2013. Since 2011, she has actively participated in the American Heart Association’s National Go Red efforts, has lobbied Congress on behalf of that association and was asked by the Presidential Inaugural Committee to speak at the National Day of Service on heart health during President Obama’s 2013 Inauguration. As the National Volunteer for the American Heart Association, Ms. Jones led NAPW in its efforts to help raise awareness of heart disease during “Heart Month,” helping to raise millions of dollars for much needed research and community outreach.

Xianfang (Scott) Liu has been a member of the Board since November 2016. Mr. Liu has been a professor and Director of the Center for International Business Studies at the New York Institute of Technology (NYIT) since September 1997. Since September 2008, Mr. Liu has also served as Executive Associate Dean for Global Programs at NYIT. From December 2006 to September 2008, he also served as Dean of the School of Management at NYIT. Mr. Liu was originally appointed to our Board under the terms of a stockholders’ agreement entered into between the Company and CFL, our majority stockholder, which agreement grants to CFL the right to designate one director nominee for every 9.9% of the total voting power of our common stock that CFL beneficially owns, up to a maximum of six directors.

Hao (Howard) Zhang has been a member of the Board since November 2016. Mr. Zhang is a private investor based in China. Mr. Zhang has served as a director of Wealth Power Global Trading Limited since June 2015. Mr. Zhang was originally appointed to our Board under the terms of a stockholders’ agreement entered into between the Company and CFL, our majority stockholder, which agreement grants to CFL the right to designate one director nominee for every 9.9% of the total voting power of our common stock that CFL beneficially owns, up to a maximum of six directors.

Xin (Adam) He has been a member of the Board since January 2018. Mr. He has served as Chief Financial Officer of Wanda America Investment Holding Co. since May 2012, and majorly managed two projects - a 99-story landmark building development in downtown Chicago since February 2015, and NYSE traded AMC Entertainment Holdings, Inc. from August 2012 to February 2015, principally involved in the theatrical exhibition business by owning and operating 660 theatres primarily located in the United States. He also served as an independent board director at iFresh Inc. and Energy Focus Inc., both listed on Nasdaq. From December 2010 to May 2012, he served as Financial Controller of NYSE listed Xinyuan Real Estate Co., a top developer of large scale, high quality residential real estate projects. Previously, Mr. He served as an auditor at Ernst & Young, LLP in New York, and held various roles at Chinatex Corporation and an architecture company. He is a member of the Financial Executives International and vice chair of the China General Chamber of Commerce Chicago. Mr. He obtained a Master of Science in Taxation from Central University of Finance and Economics in Beijing, and a Master of Science in Accounting from Seton Hall University in New Jersey. He is a Certified Public Accountant, both in China and in US. Mr. He was appointed to our Board under the terms of the stockholders’ agreement entered into between the Company and CFL.

Michael D. Belsky has been a member of the board since January 2018. Mr. Belsky is the Executive Director of the Center for Municipal Finance at Harris and teaches a course on the fundamentals of municipal bonds as part of the Municipal Finance Certificate Program. Mr. Belsky has over 30 years of experience in the Municipal Bond Industry. Mr. Belsky spent most of his career as Group Managing Director of the Public Finance Group at Fitch Ratings. He worked at the rating agency from 1993 to 2008 and was named top rating agency executive in public finance by institutional investors three years in a row (Smith’s Research and Ratings Review Municipal All Star Team, 2005–07). Mr. Belsky began his career in 1984 as a municipal bond analyst at the Northern Trust Company. He subsequently worked as a municipal bond underwriter and as a public finance investment banker. In 1989 he established and began managing a public finance department for Mesirow Financial, a regional investment bank in Chicago. Mr. Belsky also served two terms as a member of the City Council in Highland Park, Illinois (1995–2003), and two terms as mayor (2003–11). Under his leadership the city received national recognition in the areas of environmental sustainability, budgeting, financial reporting, affordable housing and local health initiatives. The city maintained a triple-A rating by Moody’s Investors Service throughout his tenure. From 2008 to 2011 Mr. Belsky was a member of the Governmental Accounting Standards Board, a national body that sets accounting and financial reporting standards for state and local governments. Mr. Belsky is a recognized expert in municipal finance and has spoken at numerous conferences and seminars, including at Bloomberg and the Greenwich Round Table. He was recently asked by the SEC to testify as an expert in hearings on secondary market disclosure in the municipal bond market. He has lectured on public finance at Northwestern University, the LBJ School at the University of Texas, the School of Public and Environmental Affairs at Indiana University, the Graduate Program in City Management at Northern Illinois University, and the University of Illinois. Mr. Belsky received a BA in urban studies from Lake Forest College and an MA in public policy from the University of Chicago.

Executive Officers

The following table provides the name, age and position of each of our executive officers. There are no family relationships between or among our executive officers and directors.

Name	Age	Position
James Kirsch	56	Director and Executive Co-Chairman of the Board
Jingbo (James) Song	64	Director and Executive Co-Chairman of the Board
Maoji (Michael) Wang	46	Director and Chief Executive Officer
Star Jones	56	Director and President
Jiangping (Gary) Xiao	39	Chief Financial Officer and Secretary

James Kirsch’s biographical information is included under the heading “Item 10. Directors, Executive Officers, and Corporate Governance – Board of Directors.”

Jingbo (James) Song’s biographical information is included under the heading “Item 10. Directors, Executive Officers, and Corporate Governance – Board of Directors.”

Maoji (Michael) Wang’s biographical information is included under the heading “Item 10. Directors, Executive Officers, and Corporate Governance – Board of Directors.”

Star Jones’ biographical information is included under the heading “Item 10. Directors, Executive Officers, and Corporate Governance – Board of Directors.”

Jiangping (Gary) Xiao has served as Chief Financial Officer since March of 2017. Prior to that, he served as Corporate Controller of United Tactical Systems, a private-equity owned non-lethal weapon and projectile manufacturer, from April 2016 until March 7, 2017. Prior to that, from June 2013 to April 2016, Mr. Xiao served as Controller of Petstages, a pet toy company. Earlier in his career, Mr. Xiao served as the Controller of the Operations Management Group of The Jordan Company, a private equity firm, from August of 2008 to May of 2013, and as a Senior Finance Associate, Financial Planning and Analysis of United Airlines from June 2006 to August of 2008. Mr. Xiao obtained a Master of Business Administration from the Ross School of Business Management at the University of Michigan in 2006 and a B.A. in Accounting from Tsinghua University in Beijing, China in 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2017, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative error, the following forms were filed late:

●	Hao Zhang filed a Form 4 on April 24, 2018 to report transactions that occurred on June 26, 2017;

●	Xianfang (Scott) Liu filed a Form 4 on April 24, 2018 to report transactions that occurred on June 26, 2017;

●	Maoji (Michael) Wang filed a Form 4 on April 14, 2017 (which was subsequently amended on March 16, 2018) to report transaction that occurred on March 9, 2017;

●	Jiangping (Gary) Xiao filed a Form 4 on April 14, 2017 to report transactions that occurred on March 9, 2017;

●	Jiangping (Gary) Xiao filed a Form 3 on April 14, 2017 after becoming subject to Section 16(a) reporting requirements on March 7, 2017;

●	Michael Belsky filed a Form 3 on April 24, 2018 after becoming subject to Section 16(a) reporting requirements on January 22, 2018;

●	Xin (Adam) He filed a Form 3 on April 27, 2018 after becoming subject to Section 16(a) reporting requirements on January 22, 2018;

●	Xin (Adam) He filed a Form 4 on April 27, 2018 to report transactions that occured on April 19, 2018.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our corporate website at www.prodivnet.com. Any amendment to, or waiver from, a provision of such code of ethics will be posted on our website. Information on the Company’s website is not incorporated by reference herein.

Committees of the Board

Audit Committee. The Audit Committee was established for the purpose of overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Audit Committee’s primary functions are:

●	to assist the Board with the oversight of the Company’s financial reporting process, accounting functions and internal controls; and

●	the appointment, compensation, retention and oversight of the work of any registered public auditing firm employed by the Company for the purpose of preparing or issuing an audit report or related work.

The Audit Committee currently consists of Xin (Adam) He (Audit Committee Chair), Michael Belsky and Xianfang (Scott) Liu, each of whom are independent under the rules of the NASDAQ Stock Exchange. The Audit Committee meets periodically with the Company’s independent registered public accounting firm, both with and without management present. The Board has determined that Mr. He is an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act. A copy of the Audit Committee charter is posted and available on the Corporate Governance link of the Investor Relations section of the Company’s website, www.prodivnet.com. Information on the Company’s website is not incorporated by reference herein.

Item 11. EXECUTIVE COMPENSATION

In this section, we describe our compensation programs and policies and the material elements of compensation for the year ended December 31, 2017 for our Chief Executive Officer, and our two most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation was in excess of $100,000. Other than as disclosed below, we did not have any other employee whose compensation was such that executive compensation disclosure would be required but for the fact that they were not executive officers as of the end of the last fiscal year. We refer to all individuals whose executive compensation is disclosed herein as our “named executive officers.”

All share and share-based numbers in the below tables and footnotes thereto reflect the Company’s one-for-eight reverse stock split effected on September 27, 2016.

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2017 and December 31, 2016 by the persons who served as our Chief Executive Officer and our two most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation was in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Maoji (Michael) Wang,	2017	$320,000	$—	$928,200	(2)	$—	$1,248,200
Chief Executive Officer(1)	2016	$7,890	$—	—		$—	$7,890
James Kirsch,	2017	$337,261	$—	—		$—	$337,261
Co-executive Chairman and Former Chief Executive Officer(3)	2016	$344,792	$—	—		$—	$344,792
Jingbo Song,	2017	$315,205	$—	$—		$—	$315,205
Co-executive Chairman (4)	2016	$—	$—	$—		$—	$—

(1)	Mr. Wang was appointed as our Chief Executive Officer on December 22, 2016.

(2)	Represents the grant date fair value of the stock options awarded to Mr. Wang on March 9, 2017 computed in accordance with FASB ASC Topic 718. On such date, Mr. Wang was granted an option to purchase 210,000 shares of the Company’s common stock at an exercise price of $10.72, of which one-third of such options were immediately exercisable on the date of the grant, one-third vested and became exercisable on December 22, 2018 and the remaining one-third vest and become exercisable on December 22, 2019. Please refer to Note 10 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 for the assumptions utilized in calculating the fair value.

(3)	Mr. Kirsch served as our Co-Executive Chairman since March 30, 2016. On March 6, 2018, Mr. Kirsch notified the Company of his intent to resign as Co-Executive Chairman of the Board, which notification triggered a ninety-day notice period at the expiration of which Mr. Kirsch shall no longer serve as Co-Executive Chairman. Following Mr. Kirsch’s resignation as Co-Executive Chairman he shall continue to serve as a director and non-executive Chairman of the Company and Mr. James Song shall be the sole Executive Chairman of the Board.

(4)	Mr. Song was appointed as our Co-Executive Chairman effective January 12, 2017.

Employment Agreements with Named Executive Officers

In 2016, we entered into an employment agreement with Maoji (Michael) Wang, who became our Chief Executive Officer effective December 22, 2016 (the “Wang Employment Agreement”). We have also previously entered into employment agreements with (i) James Kirsch, our Co-Chairman of the Board, who served as our Chairman and Chief Executive Officer through March 30, 2016 and (ii) Star Jones, our President (each such agreement, a “2014 Employment Agreement,” collectively, the “2014 Employment Agreements.”

2014 Employment Agreements

The employment agreement with Mr. Kirsch provides that he will serve as the Company’s Chief Executive Officer and may be designated to serve as Executive Chairman of the Board and receive an annual base salary of $275,000. Ms. Jones’s Employment Agreement provides that she will serve as the Company’s President and receive an annual base salary of $300,000. Effective January 1, 2015, upon the approval of the Board, Mr. Kirsch’s annual base salary was increased from $275,000 to $325,000. Mr. Kirsch’s Employment Agreement provides that his base salary will be automatically increased annually by the greater of 3% of his then current base salary or the annual percentage increase in the Consumer Price Index.

Each of the 2014 Employment Agreements provides for an initial term of three years that automatically renews for successive one-year terms unless either party provides advance written notice of its intention to terminate the employment agreement. In March 2016, Mr. Kirsch became our Executive Chairman. As a result, the term of Mr. Kirsch’s Employment Agreement was automatically renewed for another three years, and his base salary in effect immediately prior to his change in role cannot be reduced.

The 2014 Employment Agreements provide that each of Mr. Kirsch and Ms. Star Jones will be eligible to receive an annual bonus and have his or her salary reviewed each year by the Board. In addition, Mr. Kirsch and Ms. Jones will be reimbursed for all reasonable business expenses incurred in the ordinary course of business and taking into consideration each such executive officer’s unique responsibilities within the Company. The 2014 Employment Agreements also generally allow each of the executives to participate in all benefit plans and programs offered by the Company.

Under the terms of the 2014 Employment Agreements, each of Mr. Kirsch and Ms. Jones is subject to non-competition, non-interference and non-raiding restrictive covenants during their employment and 18 months following the named executive officer’s last day of employment with the Company. In the event that employment is terminated without “cause” or Mr. Kirsch and Ms. Jones resign for “good reason” (as those terms are defined by the 2014 Employment Agreements), the post-employment restrictive covenant period may not extend past the severance period (as described below). The 2014 Employment Agreements also contain customary confidentiality, work product and return of Company property covenants.

The 2014 Employment Agreements provide each of Mr. Kirsch and Ms. Jones with severance pay in the event they are terminated without “cause” or resign for “good reason.” Upon such a termination of employment, they are entitled to continue to receive their monthly salary at the then current rate for the greater of six months or the number of remaining whole months in their term (whether the initial term or an extension), as well as a pro rata bonus based on the Company’s actual performance for the year in which such termination occurs. Finally, Ms. Jones’ Employment Agreement also provides that she will become immediately fully vested in any unvested shares of restricted stock granted to her in connection with the merger with NAPW, Inc. upon her termination without “cause” or her resignation for “good reason.”

Wang Employment Agreement

The Wang Employment Agreement with Mr. Wang was executed on March 9, 2017 (the “Wang Effective Date”) with a retroactive effective date for purposes of base compensation of December 22, 2016. The Wang Employment Agreement continues until terminated in writing by either party or earlier terminated pursuant to the provisions of the Wang Employment Agreement. Under the Wang Employment Agreement, Mr. Wang will receive an annual base salary of $320,000, subject to adjustment in the sole discretion of the Board or the Compensation Committee of the Board; provided however, that such annual base salary may not be decreased until the first anniversary of the Wang Effective Date. Mr. Wang will be eligible to receive an annual incentive bonus, at a target amount of not less than his base salary, based upon the achievement of one or more performance goals, targets, measurements and other factors, established for such year by the Board or the Compensation Committee. Mr. Wang will also participate in all benefit plans and programs, subject to certain conditions and exceptions, as are generally provided by the Company to its other senior executive employees.

Under the terms of the Wang Employment Agreement, Mr. Wang is subject to non-solicitation, non-competition and non-interference restrictive covenants during his employment and for the 12-month period following his last day of employment with the Company. The Wang Employment Agreement also contains customary confidentiality, work product and return of Company property covenants.

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

In connection with the approval of the Wang Employment Agreement, the Board also granted to Mr. Wang a non-qualified stock option to purchase 210,000 shares of the Company’s common stock. The option will vest in accordance with the following schedule: (i) 1/3 of the shares underlying the option vested immediately upon award, (ii) 1/3 of the shares underlying the option will vested on the first anniversary of the Wang Effective Date, and (iii) 1/3 of the shares underlying the option will vest on the second anniversary of the Wang Effective Date.

Additionally, on March 9, 2017 (the “Xiao Effective Date”), the Company entered into an employment agreement (the “Xiao Employment Agreement”) with Jiangping Xiao, the Company’s Chief Financial Officer. The Xiao Employment Agreement continues until terminated in writing by either party or earlier terminated pursuant to the provisions of the Xiao Employment Agreement. Under the Xiao Employment Agreement, Mr. Xiao will receive an annual base salary of $200,000, subject to adjustment in the sole discretion of the Board or the Compensation Committee of the Board; provided, however, that such annual base salary may not be decreased. Mr. Xiao will be eligible to receive an annual incentive bonus in an amount equal to up to fifty percent (50%) of his base salary, based upon the achievement of one or more performance goals, targets, measurements and other factors, established for such year by the Compensation Committee. Mr. Xiao will also participate in all benefit plans and programs, subject to certain conditions and exceptions, as are generally provided by the Company to its other senior executive employees. Under the terms of Xiao Employment Agreement, Mr. Xiao is subject to non-solicitation, non-competition and non-interference restrictive covenants during his employment and for the 18-month period following his last day of employment with the Company. The Xiao Employment Agreement also contains customary confidentiality, work product and return of Company property covenants. In addition, Mr. Xiao is entitled to severance pay if he is terminated without “cause” or resigns for “good reason,” each as defined in the Xiao Employment Agreement. Upon such termination, provided that he executes a release and waiver agreement, Mr. Xiao will be entitled to receive an amount equal to six months of his base salary, any earned but unpaid bonus for the year prior to the year of termination, and the pro rata portion of any bonus earned for the year in which termination occurs, as well as continuation of applicable benefits for a period of six months following his termination. In connection with the approval of the Xiao Employment Agreement, Mr. Xiao also received a non-qualified stock option to purchase 30,000 shares of the Company’s common stock. The option will vest in accordance with the following schedule: (i) 1/3 of the shares underlying the option vested immediately upon award, (ii) 1/3 of the shares underlying the option vested on the first anniversary of the Xiao Effective Date, and (iii) 1/3 of the shares underlying the option will vest on the second anniversary of the Xiao Effective Date.

Outstanding Equity Awards at December 31, 2017

The following table sets forth the equity awards we have made to our named executive officers that were outstanding as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested (#)	Market Value of shares or units that have not vested ($)
Maoji (Michael) Wang	70,000	140,000	(1)	$10.72	03/08/2027	—	—
James Kirsch	—	—		—	—	—	—
Jingbo Song	—	—		—	—	—	—

(1)	Represents unvested portion of an award of options to purchase 210,000 shares of the Company’s common stock. The stock options awarded pursuant to this stock option grant vest and become exercisable in accordance with the following schedule: (i) 1/3 of the shares underlying the option vested immediately on the date of grant (March 9, 2017), (ii) 1/3 of the shares underlying the option vested on December 22, 2017, and (iii) 1/3 of the shares underlying the option will vest on December 22, 2018.

Director Compensation

During 2017, we paid our non-employee directors the following fees in cash: (1) $30,000 annual retainer fee, (2) $60,000 cash in lieu of Restricted Stock Units1, (3) a $5,000 retainer for those directors serving on the Audit Committee and a $10,000 retainer for the Audit Committee Chair, (4) a $4,000 retainer for those directors for serving on the Compensation Committee and a $7,500 retainer for the Compensation Committee Chair, (4) a $2,500 retainer for those directors serving on the Nominating and Corporate Governance Committee and a $5,000 retainer for the Nominating and Corporate Governance Committee Chair.

Messrs. Wang, Song and Kirsch and Ms. Jones served as our executive officers during 2017. As executive officers, these individuals are not compensated for their service as directors.

The following table details the total compensation earned by the Company’s non-employee directors in 2017:

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total ($)
Lee Hillman	$55,750	(1)	$90,000	(2)	$145,750
Xiaojing Huang	$42,842	(3)	$60,000	(4)	$102,842
Xianfang Liu	$40,874	(5)	$—		$40,874
David Schramm	$65,660	(6)	$90,000	(2)	$155,660
Hao Zhang	$41,455	(7)	$—		$41,455

(1)	Represents Board annual retainer fees earned during 2016 and 2017 as well as fees earned for Mr. Hillman’s service as Chair of the Audit Committee. Mr. Hillman joined our Board in July 2016.

(2)	Represents $30,000 cash compensation in lieu of Restricted Stock Units for 2016 and $60,000 cash compensation in lieu of Restricted Stock Units for 2017.

(3)	Represents Board annual retainer fees earned during 2016 and 2017 as well as fees earned for Ms. Huang’s service as a member of Audit Committee and Compensation Committee. Ms. Huang joined our Board in November 2016.

(4)	Represents $60,000 cash compensation in lieu of Restricted Stock Units for 2017.

(5)	Represents Board annual retainer fees earned during 2016 and 2017 as well as fees earned for Mr. Liu’s service as a member of Audit Committee and Nominating and Corporate Governance Committee. Mr. Liu joined our Board in November 2016.

(6)	Represents Board annual retainer fees earned during 2016 and 2017 as well as fees earned for Mr. Schramm’s service as Chair of the Compensation Committee and Nominating and Corporate Governance Committee and as a member of the Audit Committee. Mr. Schramm joined our Board in July 2016.

(7)	Represents Board annual retainer fees earned during 2016 and 2017 as well as fees earned for Mr. Zhang’s service as a member of Compensation Committee and Nominating and Corporate Governance Committee. Mr. Zhang joined our Board in November 2016.

1 Because the Company didn’t have sufficient shares available for issuance under its 2013 Equity Plan before June 26, 2017, certain Board members, including Messrs. Hillman and Schramm and Ms. Huang, chose to be compensated with cash in lieu of Restricted Stock Units.

The table below sets forth the unexercised options held by each of our non-employee directors outstanding as of December 31, 2017.

Name	Aggregate Number of Unexercised Stock Options Outstanding at December 31, 2017
Lee Hillman	—
Xiaojing Huang	—
Xianfang Liu	—
David Schramm	—
Hao Zhang	—

The table below sets forth the number of Restricted Stock Units held by each of our non-employee directors outstanding as of December 31, 2017.

Name	Aggregate Number of Restricted Stock Units at December 31, 2017
Lee Hillman	—
Xiaojing Huang	—
Xianfang Liu	7,772	(1)
David Schramm	—
Hao Zhang	7,772	(1)

(1)	On June 26, 2017, the Company granted 7,772 restricted stock units (“RSUs”) to Mr. Liu and Zhang. The RSUs vest on June 28, 2018, subject to continued service on the vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $7.72 per share.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders	272,108	$11.17	342,892
Equity compensation plans not approved by our shareholders	—	—	—
Total	272,108	$11.17	342,892

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 25, 2017 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and named executive officers as a group.

The percentage ownership information shown in the table is based upon a total of 4,334,894 shares of Common Stock outstanding as of April 25, 2018.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our Common Stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of Common Stock issuable pursuant to the exercise of stock options or warrants that are either immediately exercisable or exercisable on or before the date that is 60 days after the date of this proxy statement. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise noted below, the address for each person or entity listed in the table is c/o Professional Diversity Network, 801 W. Adams Street, Sixth Floor, Chicago, Illinois 60667.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders
Cosmic Forward Limited	2,295,842	(1)	52.96%
White Winston Select Asset Funds, LLC	305,616	(2)	7.05%
Ahmed Alomari	286,326	(3)	6.61%
Shengqi Cai	391,505	(4)	9.03%
Executive Officers and Directors
James Kirsch	218,127	(5)	5.00%
Jingbo (James) Song	31,490	(6)	*
Maoji (Michael) Wang	232,163	(7)	5.16%
Star Jones	119,887		2.77%
Jiangping (Gary) Xiao	30,800	(8)	*
Xin (Adam) He	-		-
Michael Belsky	-		-
Xianfang (Scott) Liu	7,772	(9)	*
Hao (Howard) Zhang	7,772	(10)	*
Directors and officers as a group (9 persons)	648,011		14.11%

*	Less than 1%
(1)	Based on the most current Form 4 filed by Cosmic Forward Limited on January 18, 2017.
(2)	Based on an amended Schedule 13D filed with the SEC on June 27, 2017 by White Winston Select Asset Funds, LLC. Todd M. Enright, Mark Blundell and Donald Feagan, the managers (the “Managers”) of White Winston, have shared voting power and dispositive power over the 305,616 shares beneficially owned by White Winston Select Asset Funds, LLC. Includes 125,000 shares that may be acquired upon the exercise of warrants that are currently exercisable for a purchase price of $20.00 per share. The Managers’ address is 265 Franklin St., Suite 1702, Boston, MA 02110.
(3)	Based on an amended Schedule 13G filed by Mr. Alomari with the SEC on May 16, 2017. Mr. Alomari’s address is 3901 W Charleston Blvd #200, Las Vegas, NV 89102.
(4)	Based on a Schedule 13G filed with the SEC on February 20, 2018 by Mr. Shengqi Cai. Mr. Cai’s address is New Zealand Mian Ling 11 Lane on the 9th, Dongcheng District, Dongguan City, Guangdong Province, China.
(5)	1,000 of these shares are held by Mr. Kirsch’s daughter who shares the same household as Mr. Kirsch in an account over which Mr. Kirsch serves as custodian. 1,000 of these shares are subject to Mr. Kirsch’s investment power and held in an account for Mr. Kirsch’s adult son and 1,000 of these shares are subject to Mr. Kirsch’s investment power and held in an account for Mr. Kirsch’s adult daughter. 46,165 of these shares are currently owned by the Ladurini Family Trust and subject to an option agreement between the Ladurini Family Trust and Mr. Kirsch pursuant to which Mr. Kirsch may purchase, during a ten year exercise period that began in March 2013, from the Ladurini Family Trust a number of shares of the Company’s Common Stock at $64.00 per share, the initial public offering price of such stock, as to which Mr. Kirsch would have sole voting and sole dispositive power upon acquisition. As of the date of this proxy statement, Mr. Ladurini is also the beneficial owner of these 46,165 shares. 25,000 of these shares may be acquired upon the exercise of options that are currently exercisable, or will become exercisable within 60 days of April 30, 2018.
(6)	Includes 25,000 shares that may be acquired upon the exercise of options that are currently exercisable, or will become exercisable within 60 days of April 30, 2018.
(7)	Includes 163,333 shares that may be acquired upon the exercise of options that are currently exercisable, or will become exercisable within 60 days of April 30, 2018.
(8)	Includes 30,000 shares that may be acquired upon the exercise of options that are currently exercisable, or will become exercisable within 60 days of April 30, 2018.
(9)	Includes 7,772 restricted securities units that will vest on June 28, 2018.
(10)	Includes 7,772 restricted securities units that will vest on June 28, 2018.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The following is a summary of transactions, since January 1, 2017, to which we have been a party in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2016 and December 31, 2017, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section entitled “Executive Compensation.”

Transactions with CFL

Stockholders’ Agreement. As previously disclosed, in November 2016, we concluded a transaction with CFL pursuant to a stock purchase agreement, the result of which was that CFL became our majority stockholder. At time of the closing of such transaction with CFL, we also entered into a stockholders’ agreement (as amended, the “Stockholders’ Agreement”) with CFL and each of its shareholders: Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Nan Kou (collectively, the “CFL Shareholders”). The Stockholders’ Agreement sets forth the agreement of the Company, CFL and the CFL Shareholders relating to board representation rights, transfer restrictions, standstill provisions, voting, registration rights and other matters following the closing of the November transaction between CFL and the Company.

Under the Stockholders’ Agreement, the CFL Shareholders and their respective controlled affiliates (collectively, the “CFL Group”) are prohibited from directly or indirectly acquiring, agreeing to acquire or publicly proposing or offering to acquire any shares of Common Stock directly from PDN or commencing any tender offer or exchange offer for any shares of common stock, in each case which would cause the aggregate beneficial ownership of members of the CFL Group to exceed 54.64% of the then outstanding shares of Common Stock, on a fully-diluted basis. In addition, members of the CFL Group are prohibited from directly or indirectly acquiring, agreeing to acquire or publicly proposing or offering to acquire directly or indirectly, or commencing any tender offer or exchange offer for, any other capital stock or debt securities of the Company. Any common stock or rights to acquire common stock granted to an affiliate of CFL or a CFL Shareholder in his or her capacity as an employee, director or officer of the Company pursuant to a board-approved compensation or equity plan are excluded from this beneficial ownership cap and are to be excluded from the calculation of the beneficial ownership of members of the CFL Group.

Notwithstanding the foregoing, members of the CFL Group have the right to make open market purchases or privately-negotiated purchases from the Company’s stockholders of additional shares of common stock up to any amount, provided that, as a result of such purchases, the Company does not have fewer than 350 stockholders, thus preventing the CFL Group from causing the Company to fall below the number of stockholders required to maintain a listing on the NASDAQ Capital Market.

For so long as members of the CFL Group beneficially own at least 25% of our outstanding shares of common stock, CFL and the CFL Shareholders have a participation right with respect to any future issuances of our common stock, such that CFL and the CFL Shareholders may purchase an amount of shares necessary to maintain its then-current beneficial ownership interest, up to a maximum of 54.64% of our then-outstanding Common Stock, on a fully-diluted basis, subject to certain exceptions. This participation right does not apply to any issuance by the Company:

●	as consideration in any merger, acquisition or similar strategic transaction approved by the Board;

●	to directors, officers or employees, advisors or consultants pursuant to a compensation, incentive or similar plan approved by the Board;

●	as a result of the conversion of convertible securities or the exercise of any warrants, options or other rights to acquire PDN’s capital stock; or

●	in an “at the market offering” or other continuous offering of equity securities by PDN.

This participation right also does not apply to the extent that, as a result of the exercise thereof, CFL and the CFL Shareholders would beneficially own greater than 54.64% of PDN’s then outstanding Common Stock, on a fully-diluted basis.

The Stockholders’ Agreement contains standstill provisions that, among other things and subject to certain exceptions, prohibit members of the CFL Group from, directly or indirectly:

●	facilitating, knowingly encouraging, inducing, supporting or becoming a “participant” in, or a member of certain “groups” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) formed for the purposes of acting with respect to, any solicitation of proxies or consents with respect to any proposal submitted to the holders of our voting securities for their consideration, vote or consent, other than any such proposal included in the Company’s definitive proxy statement including the affirmative recommendation of the Board or any committee thereof;

●	submitting, inducing, facilitating or knowingly encouraging the making or submission by any person or entity to the Board, management or any of our security holders, any proposal or offer providing for or contemplating any merger, acquisition, sale, lease, mortgage, encumbrance or pledge or other transfer of all or a material portion of the assets of, business combination, amalgamation, share exchange, tender or exchange offer, recapitalization, reorganization, spin-off, issuance or sale or purchase or shares of any class of capital stock, dissolution, liquidation or winding up, or any similar transaction, in each case, involving the Company’s or any of its subsidiaries’ securities, assets or businesses, except for an acquisition proposal for all of the outstanding common stock satisfying the conditions described below; or

●	taking any action, directly or indirectly, to change the composition of the Board or its committees such that they no longer satisfy NASDAQ Listing Rule 5605 regarding board and committee independence.

These restrictions generally do not prohibit members of the CFL Group from:

●	making a bona fide acquisition proposal or offer to the Company to acquire all outstanding shares of Common Stock not then beneficially owned by members of the CFL Group, provided such proposal contemplates the acquisition of all shares of Common Stock for 100% cash consideration and is expressly and irrevocably conditioned at the time the proposal is made on the approval of both a committee (a “Special Committee”) of the Board comprised solely of independent directors, a majority of which are not CFL Board Designees (as defined below; currently Mr. Hillman and Mr. Schramm) and the affirmative vote of a majority of the outstanding shares of Common Stock not then beneficially owned by the CFL Group; or

●	transferring their shares of Common Stock in connection with a third-party tender offer or a third-party business combination proposal, provided that:

o	such third-party tender offer or proposal was not commenced or conducted as a result of a breach of the standstill provisions of the Stockholders’ Agreement; and

o	no such transfer shall be permitted during the one-year period following the closing of the Share Issuance (the “Lock-Up Period”) unless the third-party tender offer or proposal has been approved and recommended by a Special Committee or by the Board (including the affirmative vote of a majority of the independent directors, which majority includes at least one independent director that is not a CFL Board Designee).

The Stockholders’ Agreement provides for certain restrictions on the ability of members of the CFL Group to transfer their shares of Common Stock during the Lock-Up Period. However, members of the CFL Group are permitted to transfer shares of Common Stock to:

●	CFL, one or more CFL Shareholders, any of their respective controlled affiliates, or, in the case of the CFL Shareholders, certain of its family members;

●	certain third-parties as discussed above;

●	to PDN or any of its subsidiaries; or

●	in any transaction approved in advance by the Special Committee or the Board (including the affirmative vote of a majority of the independent directors, which majority includes at least one independent director that is not a CFL Board Designee).

Notwithstanding these restrictions, during the Lock-Up Period, members of the CFL Group may transfer shares of Common Stock at any time, in a single transaction or in multiple transactions, provided the aggregate number of shares transferred may not exceed 10% of the outstanding shares of Common Stock. In addition, as noted above, members of the CFL Group may transfer their shares of Common Stock during the Lock-Up Period in connection with a third-party tender offer or third-party business combination proposal.

Following the expiration of the Lock-Up Period, members of the CFL Group may transfer their shares of Common Stock without restriction under the Stockholders’ Agreement, provided that, as a result of such transfers, no single transferee acquires beneficial ownership of more than 14.9% of the then-outstanding outstanding shares of Common Stock.

CFL and the CFL Shareholders may transfer or issue capital stock of CFL to any party, as long as the CFL Shareholders continue to own a majority of the outstanding capital stock and voting power of CFL.

Under the Stockholders’ Agreement, CFL and the CFL Shareholders have the right to nominate individuals reasonably acceptable to the Nominating and Governance Committee of the Board for election as directors of PDN (the “CFL Board Designees”), for so long as the CFL Group beneficially owns at least 9.9% of PDN’s total voting power. For purposes of the Stockholders’ Agreement, “total voting power” means the total number of votes represented by and entitled to be cast by holders of PDN’s outstanding voting securities.

CFL has the right to nominate one director nominee for every 9.9% of total voting power that the CFL Group beneficially owns, provided that, under the Stockholders’ Agreement, CFL will not have the right to nominate more than six directors regardless of how many shares of Common Stock it beneficially owns. CFL and the CFL Shareholders may assign the right to designate a director to any third party to whom CFL or a CFL Shareholder sells 9.9% of the total voting power.

For so long as the Stockholders’ Agreement is in effect, the size of the Board will be fixed at nine directors.

In addition, unless otherwise approved by the Board (including the affirmative vote of a majority of the independent directors then on the Board, which majority includes at least one independent director that is not a CFL Board Designee), PDN will not utilize any controlled company exceptions to the corporate governance requirements under NASDAQ rules. As CFL’s board designation rights decrease, so do the number of CFL Board Designees that must be independent. Specifically, if CFL has the right to designate:

●	Five or six CFL Board Designees, then three must be independent;

●	four CFL Board Designees, then two must be independent;

●	three CFL Board Designees, then one must be independent; and

●	fewer than three CFL Board Designees, then CFL will not be required to designate any independent directors.

At least one CFL Board Designee will serve on each committee of the Board. Consistent with the Stockholders’ Agreement and as described in Item 5.02 below, at the closing of the Share Issuance, the Board appointed Jim Kirsch and Jingbo Song as co-Chairmen of the Board. If Mr. Kirsch is no longer serving on the Board, then there will be no co-Chairmanship, and Mr. Song or another CFL Board Designee will be the sole Chairman of the Board. Board Chairmanship will be designated by CFL for so long as CFL has board designation rights under the Stockholders’ Agreement.

PDN will maintain directors’ and officers’ liability insurance for the benefit of each CFL Board Designee on substantially similar terms, conditions and amounts as its current insurance policy, and shall provide the CFL Board Designees with all benefits as currently provided to other directors performing similar roles.

CFL and the CFL Shareholders must cause all of the shares of Common Stock held by the CFL Group to be present for quorum purposes at every meeting of PDN’s stockholders. In addition, CFL and the CFL Shareholders will cause all of the shares of Common Stock held by the CFL Group to be voted (i) “for” the election of all director nominees approved and recommended by the Board, for so long as PDN is in material compliance with the Stockholders’ Agreement and (ii) “against” any proposal that would have the effect of circumventing the Stockholders’ Agreement.

Pursuant to the Stockholders’ Agreement, following the expiration of the Lock-Up Period, CFL and the CFL Shareholders have unlimited demand, shelf and piggyback registration rights to require PDN to effect a registration under the Securities Act of a resale of the shares of Common Stock acquired by CFL at the closing of the Share Issuance and any other shares of Common Stock acquired by CFL or the CFL Shareholders following the closing.

CFL and the CFL Shareholders have the right to require PDN to file a registration statement every 120 days, and PDN has the right, once per twelve-month period, to delay such filing up to 120 days. PDN is required to use commercially reasonable efforts to cause the registration statement to become effective. PDN is precluded from granting any registration rights to any party in the future that would adversely impact CFL’s registration rights.

PDN, on the one hand, and CFL and the CFL Shareholders, on the other hand, agreed to indemnify each other for any material misstatements or omissions in any registration statement filed pursuant to the registration rights provisions of the Stockholders’ Agreement, provided that the indemnity obligations of CFL and the CFL Shareholders will cover only information provided by them expressly for inclusion in the registration statement and is limited to the amount of net proceeds received by CFL and the CFL Shareholders in the offering to which the registration statement relates.

The registration rights of CFL and the CFL Shareholders under the Stockholders’ Agreement terminate when CFL or the CFL Shareholder, as applicable, no longer holds “registrable securities.” For purposes of the Stockholders’ Agreement, “registrable securities” means:

●	any shares of Common Stock issued to, purchased or acquired by CFL or a CFL Shareholder (other than in violation of the Stockholders’ Agreement); and

●	any of PDN’s securities issued or issuable to CFL or a CFL Shareholder with respect to any shares of Common Stock (including, by way of stock dividend, stock split, distribution, exchange, combination, merger, recapitalization, reorganization or otherwise).

Any particular registrable securities once issued shall cease to be “registrable securities” upon the earliest to occur of:

●	the date on which such securities are disposed of pursuant to an effective registration statement under the Securities Act;

●	the date on which such securities are disposed of pursuant to Rule 144 (or any successor provision) promulgated under Securities Act;

●	the date on which such securities may be sold without volume limitations or manner of sale restrictions pursuant to Rule 144 (or any successor provision) promulgated under the Securities Act (without the requirement that we be in compliance with the current public information requirement of such rule);

●	the date on which CFL (or a CFL Shareholder, if applicable) ceases to hold, together with its affiliates, at least 10% of the then outstanding Common Stock; and

●	the date on which such securities cease to be outstanding.

The Stockholders’ Agreement will automatically terminate on the 181st day following the date on which the CFL Group beneficially owns less than 9.9% of the total voting power of the Common Stock, provided that the registration rights provided under the Stockholders’ Agreement will not terminate until CFL and the CFL Shareholders no longer hold any registrable securities as described above. In addition, the Stockholders’ Agreement will terminate with respect to a CFL Shareholder if it no longer holds any registrable securities and ceases to control CFL, either jointly or solely. The Stockholders’ Agreement may also be terminated by the mutual written consent of the parties or if PDN dissolves.

Additional Equity Purchase by CFL. On January 13, 2017, the Company entered into a stock purchase agreement dated as of January 13, 2017 (the “Additional Purchase Agreement”), with CFL. Pursuant to the Additional Purchase Agreement, the Company agreed to issue and sell to CFL (the “Additional Share Issuance”), and CFL agreed to purchase, at a price of $9.60 per share (the “Per Share Price”), upon the terms and subject to the conditions set forth in the Additional Purchase Agreement, 312,500 shares of the Company’s common stock. The Per Share Price represented an approximately 3.1% premium to the $9.31 closing consolidated bid price of our common stock on January 12, 2017.

On January 18, 2017, PDN consummated the Additional Share Issuance. As a result of the completion of the Additional Share Issuance, as of January 18, 2017, CFL beneficially owned 54.64% of our outstanding shares of Common Stock, on a fully diluted basis. We received total gross proceeds of $3.0 million from the Additional Share Issuance and approximately $2.8 million in net proceeds from the Additional Share Issuance, after payment of transaction-related expenses.

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

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our board has determined that Messrs. He, Belsky, Liu and Zhang are “independent directors” as defined by Rule 5605(a)(2) of the Marketplace Rules of the Nasdaq Stock Market. Under the terms of a stockholders’ agreement entered into between the Company and CFL, our majority stockholder, CFL has right to designate one director nominee for every 9.9% of the total voting power of our common stock that CFL beneficially owns, up to a maximum of six directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table summarizes fees for professional services rendered to the Company by Marcum LLP for the fiscal years ended December 31, 2017 and 2016, respectively.

Fees:	2017	2016
Audit Fees	$252,325	$293,977
Audit-Related Fees	$-	27,784
Tax Fees	-	-
All Other Fees	-	-
Total	$252,325	$321,761

Audit Fees. For the fiscal years ended December 31, 2017 and 2016, the “Audit Fees” reported above were billed by Marcum LLP for professional services rendered for the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, services normally provided by the independent auditors in connection with statutory and regulatory filings and engagements, and comfort letters and consents.

Audit-Related Fees. Audit-related fees for the fiscal year ended December 31, 2017 and 2016 were billed by Marcum LLP for professional services rendered to assist the Company with certain complex accounting matters.

Tax Fees. The Company did not pay any tax-related fees to Marcum LLP in 2017 or 2016.

All Other Fees. The Company did not pay any other fees to Marcum LLP in 2017 or 2016.

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

In accordance with Section 10A of the Exchange Act, the Company is required to disclose the approval by the Audit Committee of non-audit services performed by the Company’s independent auditors. Non-audit services are services other than those provided in connection with an audit review of the financial statements. During the period covered by this filing, all audit-related fees, tax fees and all other fees, and the services rendered in connection with those fees, as reported in the table shown above, were approved by the Company’s Audit Committee.

The Audit Committee considered the fact that Marcum LLP has not provided non-audit services to us, which the committee determined was compatible with maintaining auditor independence.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Previously included in the Original Filing

(a)(3)	Exhibits

All exhibits previously included in the Original Filing are incorporated by reference herein.

Exhibit Number	Description of Exhibit

31.3*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith

(b)Exhibits

The exhibits filed as part of this report are listed above in Item 15(a)(3) of this Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2018.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ Maoji (Michael) Wang
Maoji (Michael) Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Maoji (Michael) Wang	April 30, 2018
Maoji (Michael) Wang Chief Executive Officer and Chairman of the Board (principal executive officer)

*	April 30, 2018
Jiangping (Gary) Xiao Chief Financial Officer (principal financial officer and principal accounting officer)

*	April 30, 2018
Star Jones President and Director

*	April 30, 2018
James Kirsch Executive Co-Chair and Director

*	April 30, 2018
James Song Executive Co-Chair and Director

*	April 30, 2018
Adam He Director

*	April 30, 2018
Hao Zhang Director

*	April 30, 2018
Scott Liu Director

*	April 30, 2018
Michael Belsky Director

*By:	/s/ Maoji (Michael) Wang
Maoji (Michael) Wang
Attorney-in-fact

