Form 10-Q
period 2018-03-31
Professional Diversity Network, Inc.
filed 2018-05-15
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018 (OR)

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes [X] No [  ]

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

Yes [  ] No [X]

There were 4,344,894 shares outstanding of the registrant’s common stock as of May 7, 2018.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I

ITEM 1.	FINANCIAL STATEMENTS

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,2018	December 31, 2017
	(Unaudited)
Current Assets:
Cash and cash equivalents (Amount related to variable interest entity of $1,407,188 and $1,671,378 as of March 31, 2018 and December 31, 2017, respectively)	$2,738,185	$3,013,927
Accounts receivable, net	1,388,169	1,997,983
Incremental direct costs	67,799	145,292
Prepaid expenses and other current assets	568,566	478,379
Total current assets	4,762,719	5,635,581

Property and equipment, net	139,960	237,037
Capitalized technology, net	167,126	158,142
Goodwill	5,590,150	5,590,150
Intangible assets, net	5,745,606	6,381,206
Merchant reserve	760,849	760,849
Security deposits	227,451	225,957
Total assets	$17,393,861	$18,988,922

Current Liabilities:
Accounts payable	$1,492,957	$1,524,066
Accrued expenses	958,835	1,247,116
Deferred revenue	3,398,905	4,004,015
Total current liabilities	5,850,697	6,775,197

Deferred tax liability	1,519,433	1,803,519
Deferred rent	48,121	56,082
Other liabilities	26,160	52,321
Total liabilities	7,444,411	8,687,119

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized; 4,344,159 shares and 3,963,864 shares issued as of March 31, 2018 and December 31, 2017, respectively; and 4,343,111 shares and 3,962,816 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	43,442	39,639
Additional paid in capital	81,617,767	80,016,218
Accumulated other comprehensive loss	105,556	28,848
Accumulated deficit	(71,780,198)	(69,745,785)
Treasury stock, at cost; 1,048 shares at March 31, 2018 and December 31, 2017	(37,117)	(37,117)
Total stockholders’ equity	9,949,450	10,301,803

Total liabilities and stockholders’ equity	$17,393,861	$18,988,922

See Note 3 for Additional Variable Interest Entity Disclosures.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues:
Membership fees and related services	$1,612,221	$2,815,496
Lead generation	1,234,718	1,724,167
Recruitment services	621,415	658,544
Product sales and other	3,657	46,368
Education and training	6,471	324,204
Consumer advertising and marketing solutions	69,734	65,702
Total revenues	3,548,216	5,634,481

Costs and expenses:
Cost of revenues	610,043	700,646
Sales and marketing	1,715,312	3,254,897
General and administrative	2,863,458	4,534,502
Depreciation and amortization	701,350	835,830
Total costs and expenses	5,890,163	9,325,875

Loss from operations	(2,341,947)	(3,691,394)

Other (expense) income:
Interest expense	-	(12,399)
Interest and other income	890	2,250
Other finance costs	22,558	(2,324)
Other income (expense), net	23,448	(12,473)

Loss before income tax benefit	(2,318,499)	(3,703,867)
Income tax benefit	(284,086)	(602,286)
Net loss	(2,034,413)	(3,101,581)

Other comprehensive loss:
Foreign currency translation adjustment	76,708	(112)
Comprehensive loss	$(1,957,705)	$(3,101,693)

Net loss per common share, basic and diluted	$(0.48)	$(0.80)

Weighted average shares used in computing net loss per common share:
Basic and diluted	4,221,620	3,870,386

See Note 3 for Additional Variable Interest Entity Disclosures.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,034,413)	$(3,101,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	701,350	835,830
Deferred tax	(284,086)	(654,755)
Stock-based compensation expense	118,398	515,511
Provision for bad debt	14,459	145,891
Write off of property and equipment	51,804	-
Changes in operating assets and liabilities:
Accounts receivable	602,537	(637,117)
Prepaid expenses and other current assets	(86,061)	290,097
Incremental direct costs	77,493	4,228
Accounts payable	(34,977)	(981,376)
Accrued expenses	(296,359)	297,457
Deferred revenue	(617,548)	(54,282)
Deferred rent	(7,961)	(1,443)
Other liabilities	(26,161)	(14,208)
Net cash used in operating activities	(1,821,525)	(3,355,748)

Cash flows from investing activities:
Costs incurred to develop technology	(28,031)	(10,692)
Purchases of property and equipment	-	(41,563)
Security deposit	(46)	45,379
Net cash used in investing activities	(28,077)	(6,876)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,486,954	3,000,000
Payment of offering costs	-	(144,000)
Net cash provided by financing activities	1,486,954	2,856,000

Effect of exchange rate fluctuations on cash and cash equivalents	86,906	(112)
Net decrease in cash and cash equivalents	(275,742)	(506,736)
Cash and cash equivalents, beginning of period	3,013,927	6,068,973
Cash and cash equivalents, end of period	$2,738,185	$5,562,237

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$65,689	$300
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), PDN (Hong Kong) International Education Ltd, PDN(Hong Kong)International Education Information Co., Ltd, and PDN (China) International Culture Development Co. Ltd in March 2017, each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. In November 2017, Jiangxi PDN Culture Media Co.,Ltd became a consolidated variable interest entity (VIE). Laws and regulations of the People’s Republic of China (“PRC”) prohibit or restrict companies with foreign ownership from certain activities and benefits including eligibility for certain government grants and certain rebates related to commercial activities. To provide the Company the expected residual returns of the VIE, the Company, through its wholly-owned subsidiary PDN (China) International Culture Development Co., Ltd., entered into a series of contractual arrangements with the VIE and its registered shareholders to enable the Company, to exercise effective control over the VIE, receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks of the VIE as if it was the sole shareholder; and have an exclusive option to purchase all of the equity interests in the VIE. Please refer to footnote #3 for more details about the VIE entity. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at events hosted at its local chapters across the country. Noble Voice monetizes these consultations by using proprietary technology to drive inexpensive online traffic to our offline call center and generating value-added leads for the Company’s strategic partners who provide continuing education and career services. The Company established business operations in China in 2017. Our business activities, similar to those in the United States, will be focused on providing tools, products and services in China, which will assist in personal and professional development.

2. Liquidity, Financial Condition and Management’s Plans

At March 31, 2018, the Company’s principal sources of liquidity were its cash and cash equivalents.

The Company had an accumulated deficit of approximately $71,780,000 at March 31, 2018. During the three months ended March 31, 2018, the Company generated a net loss of approximately $2,034,000, used cash in operations of approximately $1,822,000, and the Company expects that it will continue to generate operating losses for the foreseeable future. At March 31, 2018, the Company had a cash balance of approximately $2,738,000. Total revenues were approximately $3,548,000 and $5,634,000 for the three months ended March 31, 2018 and 2017, respectively. The Company had working deficit of approximately $1,088,000 and $1,140,000 at March 31, 2018 and December 31, 2017, respectively.

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

Management believes that its available funds will be sufficient to meet its working capital requirements through May 2019. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. Due to China’s foreign currency control, the Company cannot move money between China and the U.S. freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country. We need to get approval from the Chinese government to move money from China to the U.S. which might take extra time. As of March 31, 2018 we had $2,140,000 cash balance in China.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 30, 2018, as amended on April 30, 2018 (the “Annual Report”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2017 and 2016. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Annual Report. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Principles of Consolidation   – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its variable interest entity, Jiangxi PDN Culture & Media Co. All significant intercompany balances and transactions have been eliminated in consolidation.

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

When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of a reporting unit exceeds its fair value, the Company will measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Variable Interest Entity – (VIE)

Financial Information of VIE

In November 2017, Jiangxi PDN Culture Media Co.,Ltd became a consolidated VIE. Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company’s general assets. VIE assets can be used to settle obligations of the primary beneficiary. The financial information of Jiangxi PDN Culture & Media Co., which was included in the accompanying condensed financial statements, is presented as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$1,407	1,671
Total assets	$1,408	1,672
Total liabilities	$1	257

	(in thousands)
	Three Months Ended March 31,
	2018	2017

Total net revenue	$-	$-
Net income	$13	$-

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

Deferred Revenue – Deferred revenue includes customer deposits received prior to performing services which are recognized as revenue when revenue recognition criteria are met, and membership fees for annual memberships that are collected at the time of enrollment and are recognized as revenue ratably over the 12 month membership period.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

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

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 2018 and 2017, the Company incurred advertising and marketing expenses of approximately $609,000 and $922,300, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At March 31, 2018 and December 31, 2017, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share – The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2018 and 2017 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2018	2017
Warrants to purchase common stock	170,314	170,314
Stock options	246,564	304,064
Unvested restricted stock	15,544	2,778
	432,422	477,156

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09,“Revenue from Contracts with Customers,” which was subsequently modified in August 2015 by ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). Since the Company is an Emerging Growth Company “EGC”, it will adopt the standard on January 1, 2019, using the modified retrospective transition method, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2019 and the restatement of the financial statements for all prior periods presented. The Company continues to evaluate the impact of adoption of this standard on its consolidated financial statements and disclosures.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-09 has no impact on the Company’s financial position or results of operations.

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

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). ASU 2018-02 allows for the reclassification of certain income tax effects related to the Tax Cuts and Jobs Act between “Accumulated other comprehensive income” and “Retained earnings.” This ASU relates to the requirement that adjustments to deferred tax liabilities and assets related to a change in tax laws or rates to be included in “Income from continuing operations”, even in situations where the related items were originally recognized in “Other comprehensive loss” (rather than in “Loss from operations”). ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Adoption of ASU 2018-02 is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company is evaluating the effect of this guidance.

4. Capitalized Technology

Capitalized technology, net is as follows:

	March 31, 2018	December 31, 2017
Capitalized cost:
Balance, beginning of period	$2,073,905	$1,888,791
Additional capitalized cost	28,031	185,114
Balance, end of period	$2,101,936	$2,073,905

Accumulated amortization:
Balance, beginning of period	$1,915,763	$1,715,423
Provision for amortization	19,047	200,340
Balance, end of period	$1,934,810	$1,915,763
Capitalized Technology, net	$167,126	$158,142

Amortization expense of $19,047 and $75,652 for the three months ended March 31, 2018 and 2017, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

5. Intangible Assets

Intangible assets, net is as follows:

March 31, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(1,395,014)	$2,574,986
Paid Member Relationships	5	890,000	(625,472)	264,528
Member Lists	5	8,957,000	(6,294,781)	2,662,219
Developed Technology	3	978,000	(978,000)	-
Trade Name/Trademarks	4	480,000	(419,861)	60,139
Customer Relationships	5	280,000	(186,667)	93,333
		$15,555,000	$(9,899,795)	5,655,205
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$5,745,605

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(1,295,764)	$2,674,236
Paid Member Relationships	5	890,000	(580,972)	309,028
Member Lists	5	8,957,000	(5,846,931)	3,110,069
Developed Technology	3	978,000	(978,000)	-
Trade Name/Trademarks	4	480,000	(389,861)	90,139
Customer Relationships	5	280,000	(172,667)	107,333
		$15,555,000	$(9,264,195)	6,290,805
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$6,381,205

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018 (nine months)	$1,876,939
2019	1,898,030
2020	397,000
2021	397,000
2022	397,000
Thereafter	689,236
$5,655,205

Amortization expense of $636,000 and $717,100 for the three months ended March 31, 2018 and 2017, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Rent expense, amounting to approximately $266,000 and $272,000 for the three months ended March 31, 2018 and 2017, respectively, is included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. Included in rent expense is sublease income of approximately $96,000 for the three months ended March 31, 2017.

Legal Proceedings

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904, filed with the National Labor Relations Board (“NLRB”) in June 2015 and alleging violations of the National Labor Relations Act (“NLRA”) against the Company and its wholly-owned subsidiary, NAPW, Inc., where employee was allegedly terminated for asserting rights under Section 7 of the NLRA. While the Company disputes that any rights were impacted, the NLRB has issued its order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies, as well as to pay the claimant certain back pay and offer reinstatement. The Company has complied with the order by posting notices, revising certain policies and offering the claimant reinstatement. In April of 2018 the Company settled the remaining backpay portion of the case.

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

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened assertion of a claim against the Company. The letter alleges that White Winston suffered $2,241,958 in damages as a result of the Company’s alleged conduct that caused a delay in White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. The Company investigated the assertions in the letter and communicated to White Winston that the Company denies liability for any such claim. The Company has since received a copy of a complaint filed by White Winston on May 1, 2018 in the United States District Court for the District of Massachusetts making similar claims, alleging that it suffered a loss of $1,708,233 as a result of the delay in selling shares and seeking unspecified damages and attorneys’ fees. The Company has not yet been served with the complaint.

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

9. Income Taxes

The effective income tax rate for the three months ended March 31, 2018 and 2017 was 12.3% and 16.3%, respectively, resulting in a $284,000 and $602,000 income tax benefit, respectively. The difference in the effective income tax rate for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is mainly attributable to the change in the valuation allowance and the foreign tax rate differential due to the Company’s China Operations. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2018 and December 31, 2017.

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

10. Stock-Based Compensation

Equity Incentive Plans – The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The Company amended the 2013 Plan to increase the number of authorized shares of common stock under the 2013 Plan by 390,000 shares, which the Company’s stockholders approved on June 26, 2017. The Company is now authorized to issue 615,000 shares under the amended 2013 Plan.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2018	246,564	$11.17	9.1	$-
Granted	-	-
Exercised	-	-
Forfeited/Canceled/Expired	-	-
Outstanding – March 31, 2018	246,564	$11.17	8.9	$-

Exercisable – March 31, 2018	166,564	$11.39	8.8	$-

The Company recorded non-cash compensation expense of approximately $88,000 and $488,000 as a component of general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at March 31, 2018 amounts to approximately $324,000 and is expected to be recognized over a remaining weighted average period of 1.0 year.

Warrants

As of March 31, 2018, there were 170,314 warrants outstanding and exercisable, with a weighted average exercise price of $32.44 per share. The weighted average remaining contractual life of the warrants at March 31, 2018 and December 31, 2017 was 3.1 and 3.3 years, respectively, and the aggregate intrinsic value was $0.

The Company did not grant any warrants to purchase shares of common stock during the three months ended March 31, 2018.

No compensation cost was recognized for the three months ended March 31, 2018 and 2017 pertaining to warrants.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Restricted Stock

As of March 31, 2018 and December 31, 2017, there were 15,544 shares of unvested restricted stock outstanding.

The Company recorded non-cash compensation expense of approximately $30,000 and $28,000 for the three months ended March 31, 2018 and 2017, respectively, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at March 31, 2018 amounts to approximately $30,000 and is expected to be recognized over a weighted average period of 0.24 years.

11. Segment Information

Beginning in January 2017, the Company operates in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network and (iii) Noble Voice operations, and (B) China Operations. The segments are categorized based on their business activities and organization. Prior to January 2017, the Company operated solely in the United States in the following segments: (i) PDN Network, (ii) NAPW Network and (iii) Noble Voice operations. The following tables present key financial information of the Company’s reportable segments as of and for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	United States
	PDN Network	NAPW Network	Noble Voice	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$1,549,932	$-	$62,289	$-	$1,612,221
Lead generation	-	-	1,234,718	-	-	1,234,718
Recruitment services	621,415	-	-	-	-	621,415
Products sales and other	-	3,657	-	-	-	3,657
Education and training	-	-	-	6,471	-	6,471
Consumer advertising and marketing solutions	69,734	-	-	-	-	69,734
Total revenues	691,149	1,553,589	1,234,718	68,760	-	3,548,216
Loss from operations	(67,204)	(766,055)	(244,796)	(351,117)	(912,775)	(2,341,947)
Depreciation and amortization	16,987	658,433	21,589	4,341	-	701,350
Income tax expense (benefit)	(8,773)	(109,639)	(35,036)	-	(130,638)	(284,086)
Net loss	(52,524)	(656,416)	(209,760)	(333,576)	(782,137)	(2,034,413)
Capital expenditures	-	-	-		-	-

	March 31, 2018
Goodwill	$339,451	$5,250,699	$-	$-	$-	$5,590,150
Intangible assets, net	90,400	5,555,206	100,000	-	-	5,745,606
Total assets	1,765,961	12,061,120	1,067,580	2,499,200	-	17,393,861

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	Three Months Ended March 31, 2017
	United States
	PDN Network	NAPW Network	Noble Voice	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$2,815,496	$-	$-	$-	$2,815,496
Lead generation	-	-	1,724,167	-	-	1,724,167
Recruitment services	658,544	-	-	-	-	658,544
Products sales and other	-	46,368	-	-	-	46,368
Education and training	-	-	-	324,204	-	324,204
Consumer advertising and marketing solutions	65,702	-	-	-	-	65,702
Total revenues	724,246	2,861,864	1,724,167	324,204	-	5,634,481
(Loss) income from operations	(78,770)	(1,243,301)	(214,632)	46,493	(2,201,184)	(3,691,394)
Depreciation and amortization	46,829	739,126	49,875	-	-	835,830
Income tax expense (benefit)	(15,507)	(217,205)	(37,496)	52,469	(384,547)	(602,286)
Net loss	(73,412)	(1,026,096)	(177,136)	(8,300)	(1,816,637)	(3,101,581)
Capital expenditures	5,554	3,814	341	31,854	-	41,563

	March 31, 2017
Goodwill	$339,451	$19,861,739	$-	$-	$-	$20,201,190
Intangible assets, net	90,400	8,136,606	239,333	-	-	8,466,339
Total assets	6,503,219	30,978,114	1,968,654	514,101	-	39,964,088

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

Stock-Based Compensation

On April 19, 2018 (the “Effective Date”), the Company granted 75,000 options to each of the two co-executive chairmen of the Board, Mr. Jim Kirsch and Mr. James Song, 70,000 options to the CEO, Mr. Michael Wang, and 30,000 options plus 5,000 shares of restricted stock (the “Restricted Stock”) to the CFO, Mr. Gary Xiao, in each case pursuant to the 2013 Plan of the Company. The options issued to the executives will vest in accordance with the following schedule: (i) 1/3 of the shares underlying the option will vest immediately on the Effective Date, (ii) 1/3 of the shares underlying the option will vest on the one-year anniversary of the Effective Date, and (iii) 1/3 of the shares underlying the option will vest on the two-year anniversary of the Effective Date. The options are exercisable at an exercise price of $2.82 per share. Restricted stock to Mr. Xiao will vest on April 19, 2019.

On April 19, 2018, the Company granted 8,865 restricted stock units (“RSUs”) to its non-employee directors, including Mr. Michael Belsky, Xin He, Hao Zhang and Xianfang Liu. The RSUs will vest on April 19, 2019. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $2.82 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless we specify otherwise, all references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “PDN,” “the Company,” “we,” “our,” and “us” refer to Professional Diversity Network, Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto in Item 1, “Financial Statements,” in Part I of this Quarterly Report. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read “Special Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements used in this Quarterly Report.

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

Through the first quarter of 2018, our PDN Network, NAPW Network, Noble Voice and China Operations businesses represented 19.5%, 43.8%, 34.8% and 1.9% of our revenues, respectively. As of March 31, 2018, we had approximately 10.5 million registered users in our PDN Network; approximately 955,000 registered users, or members, in the NAPW Network; and over 1,000 companies utilizing our products and services in our combined PDN Network and Noble Voice operations. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

	Three Months Ended
	March 31,
	2018	2017
Percentage of revenue by product:
Membership fees and related services	45.4%	50.0%
Lead generation	34.8%	30.6%
Recruitment services	17.5%	11.7%
Education and training	0.2%	5.7%
Consumer advertising and consumer marketing solutions	2.0%	1.2%
Products sales and other	0.1%	0.8%

Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.napw.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately 209 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. Upgraded packages include (i) the VIP membership, which provides members with additional promotional and publicity tools as well as free access (including guest) to the National Networking Summits and free continuing education programs and (ii) the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence. NAPW Membership is renewable and fees are payable on an annual basis, with the first annual fee payable at the commencement of the membership. NAPW Membership subscriptions represented approximately 99.8% and 98.4% of revenue attributable to the NAPW Network business segment for the three months ended March 31, 2018 and 2017.

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

In the third quarter of 2017, PDN China began to transact IAW memberships in China, ranging from RMB 20,000 to RMB 200,000 (Approximately $3,000 to $30,000 annual memberships). In the fourth quarter of 2017, PDN China began to transact business club memberships in China, ranging from RMB 20,000 to RMB 100,000 (Approximately $3,000 to $15,000 annual memberships). IAW memberships represented approximately 90.6% of revenue attributable to China Operations for the three months ended March 31, 2018.

Lead Generation. We monetize our career consultations conducted by our Noble Voice business segment by generating and selling value-added leads to our strategic partners who provide continuing education and career services. We also generate revenue from sales of data not used in the lead generation process. Lead generation sales represented 100% of the revenue attributable to the Noble Voice business segment for the three months ended March 31, 2018 and 2017. The business flow of lead generation also provides value for our recruitment services, because job seekers who are interested in our career opportunities engage with our career advisers on open positions we are offering from companies who sponsor our diversity recruitment network. Our plan is to increase conversions of both lead generation offers from our educational and career services partners and our recruitment partners seeking to employ diverse talent.

Recruitment Services. We provide recruitment services to medium and large employers seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services. For the three months ended March 31, 2018 and 2017, recruitment advertising revenue constituted approximately 89.9% and 90.9%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time. Product sales represented approximately 0.2% and 1.6% of revenue attributable to the NAPW Network business segment for the three months ended March 31, 2018 and 2017, respectively.

Education and Training. In March of 2017 we began our China Operations by creating a Shared Economy summit series designed to provide education and training to Chinese business people. Our initial event was a paid event which generated revenue through paid event admission fees. Education and training represented 9.4% of the revenue attributable to China Operations for the three months ended March 31, 2018 and 100% of the revenue attributable to China Operations for the three months ended March 31, 2017.

Consumer Advertising and Consumer Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers the ability to post recruitment advertising and job openings. We generate revenue from fees charged for those postings. For the for the three months ended March 31, 2018 and 2017, consumer advertising and marketing represented approximately 10.1% and 9.1%, respectively, of the revenue attributable to the PDN Network business segment.

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

Financial Overview

During the three months ended March 31, 2018, we experienced losses as we continued our efforts to develop China Operations, reduce costs and streamline our business. For the three months ended March 31, 2018, we realized a net loss of approximately $2,034,000, a $1,067,000, or 34.4% decrease from the comparable prior year period. This decrease in net loss for the quarter is primarily related to a decrease in legal expense, stock-based compensation, and sales and marketing expenses, offset by a decrease in revenue, primarily decreases in membership fees and related services.

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

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of March 31,		Change
	2018	2017	(Percent)
	(in thousands)
PDN Network Registered Users (1)	10,529	9,490	10.9%
NAPW Network Total Membership (2)	955	936	2.0%

(1)	The number of registered users may be higher than the number of actual users due to various factors. For more information, see ” Risk Factors page #13 —The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users ” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”).

(2)	Includes both Paid Members and Unpaid Members.

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

The following table provides a reconciliation of Adjusted EBITDA to Net Loss, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net loss	$(2,034)	$(3,102)
Stock-based compensation expense	118	516
Depreciation and amortization	701	836
Interest expense	-	12
Interest and other income	(1)	(2)
Income tax benefit	(284)	(602)
Adjusted EBITDA	$(1,500)	$(2,342)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$1,612	$2,815	$(1,203)	(42.7)%
Lead generation	1,235	1,724	(489)	(28.4)%
Education and training	6	324	(318)	(98.1)%
Recruitment services	621	659	(38)	(5.8)%
Consumer advertising and marketing solutions	70	66	4	6.1%
Products sales and other	4	46	(42)	(91.3)%
Total revenues	$3,548	$5,634	$(2,086)	(37.0)%

Total revenues decreased $2,086,000, or 37.0% for the three months ended March 31, 2018, compared to the same prior year period, due primarily to management focus on cost reduction efforts and rebranding the NAPW business, including the reduction in the salesforce and decreased spending on digital advertising and data purchases.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$1,554	$2,861	$(1,307)	(45.7)%
PDN Network	691	725	(34)	(4.7)%
Noble Voice	1,235	1,724	(489)	(28.4)%
China	69	324	(255)	(78.7)%
Total revenues	$3,548	$5,634	$(2,086)	(37.0)%

During the three months ended March 31, 2018, our NAPW Network generated $1,554,000 in revenue from membership fees and related services and product sales and other, compared to $2,861,000 for the same period in the prior year, a decrease of $1,307,000, or 45.7%. The decrease was mainly attributable to reductions of the NAPW sales staff from 48 sales representatives in Q1 2017 to 21 sales representatives in Q1 2018. As a part of rebranding the NAPW business, the Company also re-tooled its lead-generation and other marketing activities. We also expect the NAPW Network to have decreased revenues, period-over-period compared to 2017, for at least the remainder of 2018, with anticipated increases in 2019 and 2020 as a result of increased investments in product, marketing and salesforce development.

During the three months ended March 31, 2018, our PDN Network generated $691,000 in revenue, compared to $725,000 for the same period in the prior year, a slight decrease of $34,000, or 4.7%. The decrease was mainly a result of a reduction in staff in year 2017. Additionally, sales strategy and operational changes implemented in year 2017 are expected to result in an increase in revenue in the second half of year 2018 and beyond.

During the three months ended March 31, 2018, our Noble Voice business generated $1,235,000 of lead generation revenue, compared to $1,724,000 for the same period in the prior year, a decrease of $489,000, or 28.4%. The decrease was mainly attributable to an average monthly staffing decrease of 34.9% and a corresponding average monthly call volume decline of 25.3%. Revenue generation is directly dependent on call volume and staff to handle those calls. The Noble Voice business continues to recoil from business disruptions in mid-2017. It has greatly improved its efficiencies and is optimizing partnerships to maximize revenue generation as is seen in a smaller decline in revenue compared to staffing and call volume.

During the three months ended March 31, 2018, our China Operations generated $69,000 of revenues, compared $324,000 for the same period in the prior year, a decrease of $255,000, or 78.7%. We launched our China Operations during the three months ended March 31, 2017, and during that period we held our initial event which was a paid event which generated revenue through paid event admission fees. During the three months ended March 31, 2018 our revenue was primarily IAW memberships, and did not hold any major paid events due to Chinese New Year and also most efforts were devoted to future business development.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenues	$611	$701	$(90)	(12.8)%
Sales and marketing	1,715	3,255	(1,540)	(47.3)%
General and administrative	2,863	4,534	(1,671)	(36.9)%
Depreciation and amortization	701	836	(135)	(16.1)%
Total costs and expenses	$5,890	$9,326	$(3,436)	(36.8)%

Total costs and expenses decreased in the three months ended March 31, 2018 to $5,890,000 compared to $9,326,000 for the same period in the prior year, a decrease of $3,436,000, or 36.8%. The decrease was mainly attributable to a $1,671,000 decrease in general and administrative expenses due to a $624,000 decrease in legal expenses, $397,000 decrease in stock-based compensation, a $221,000 decrease in general and administrative personnel expense for our NAPW and Noble Voice segments, and a $159,000 decrease in compensation to independent board directors, and a $1,540,000 decrease in sales and marketing expenses as a result of $586,000 decrease in salaries and wages due to salesforce reduction in our NAPW segment and NV segment, a $533,000 decrease in lead spending in our NAPW segment, and a $186,000 decrease in commissions expense.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$2,320	$4,105	$(1,786)	(43.5)%
PDN Network	758	803	(45)	(5.6)%
Noble Voice	1,480	1,939	(459)	(23.7)%
China	420	278	142	51.1%
Corporate Overhead	913	2,201	(1,288)	(58.5)%
Total costs and expenses	$5,890	$9,326	$(3,436)	(36.8)%

Operating Expenses

Cost of revenue : Cost of revenues decreased in the three months ended March 31, 2018 to $611,000, compared to $701,000 for the same period in the prior year, a decrease of $90,000, or 12.8%. The decrease is mainly a result of lower revenues.

Sales and marketing expense : Sales and marketing expense decreased in the three months ended March 31, 2018 to $1,715,000, compared to $3,255,000 for the same period in the prior year, a decrease of 1,540,000, or 47.3%. The decrease was mainly attributable to $586,000 decrease in salaries and wages, due to salesforce reduction in the NAPW segment from 48 sales representatives in the three months ended March 31, 2017 to 21 in the three months ended March 31, 2018, and salesforce reduction in NV segment. We also achieved significant costs savings in advertising and marketing, primarily a $533,000 decrease in lead spending in our NAPW segment. Also, as a result of lower revenues, the Commissions expense decreased by approximately $186,000.

General and administrative expense : General and administrative expenses decreased in the three months ended March 31, 2018 to $2,863,000, compared to $4,534,000 for the same period in the prior year, a decrease of $1,671,000 or 36.9%. The decrease was mainly attributable to a $624,000 decrease in legal expenses, a $397,000 decrease in stock-based compensation, a $159,000 decrease in compensation to independent board directors, and a $221,000 decrease in general and administrative personnel expense for our NAPW and Noble Voice segments.

Depreciation and amortization expense : Depreciation and amortization expense decreased in the three months ended March 31, 2018 to $701,000, compared to $836,000 for the same period in the prior year, a decrease of $135,000, or 16.1%. The decrease was mainly attributable to a reduction in amortization expense resulting from the amortization of the capitalized technology costs.

Income Tax Benefit

	Three Months Ended
	March 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Total	$(284)	$(602)	$318	(52.8)%

The effective income tax rate for the three months ended March 31, 2018 and 2017 was 12.3% and 16.3%, respectively, resulting in a $284,000 and $602,000 income tax benefit, respectively. The difference in the effective income tax rate for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is mainly attributable to the change in the valuation allowance and the foreign tax rate differential due to the Company’s China Operations. Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2018 and December 31, 2017.

Net Loss

The following table sets forth each operating segment’s net loss and the consolidated net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(656)	$(1,026)	$370	(36.1)%
PDN Network	(53)	(73)	21	(28.6)%
Noble Voice	(210)	(177)	(33)	18.6%
China	(334)	(8)	(325)	3,915.7%
Corporate Overhead	(782)	(1,817)	1,035	(57.0)%
Consolidated Net Loss	$(2,034)	$(3,102)	$1,068	(34.4)%

As the result of the factors discussed above, during the three months ended March 31, 2018, we incurred $2,034,000 of net losses, a decrease of $1,068,000 or 34.4%, over the same period in the prior year. The decrease was a result of our cost cutting efforts, primarily a decrease of $1,671,000 in overall general and administrative expenses, and a decrease of $1,540,000 of overall sales and marketing expenses. It was offset by a reduction in revenues by $2,086,000.

During the three months ended March 31, 2018, we incurred a net loss of $656,000 attributable to the NAPW Network segment, compared to $1,026,000 for the prior year period. The decrease in net loss was primarily attributable to overall decrease in spending, mainly a $469,000 reduction in overall salaries and wages, and a $533,000 decrease in lead spending, offset by a decrease of $1,203,000 in NAPW segment revenues from membership fees, related services and product sales.

During the three months ended March 31, 2018, we incurred a net loss of $53,000 attributable to the PDN Network segment, compared to $73,000 for the prior year period. The slight reduction in net loss was a result of $30,000 decrease in depreciation and amortization costs, and a $26,000 decrease in cost of sales due to $33,000 reduction in revenues.

During the three months ended March 31, 2018, we incurred a net loss of $210,000 attributable to the Noble Voice segment, compared to $177,000 for the prior year period. The slight increase in net loss was primarily attributable to a 28.4% decrease in sales, from $1,724,000 in the first quarter of 2017 to $1,235,000 in the first quarter of 2018 partially offset by lower spending, mainly in salaries and wages.

During the three months ended March 31, 2018, we incurred a net loss of $334,000 attributable to our China operations, compared to $8,000 for the prior year period. The increase of $325,000 was mainly a result of $255,000 decrease in revenue.

During the three months ended March 31, 2018, we incurred a net loss of $782,000 attributable to Corporate Overhead segment, compared to $1,817,000 for the prior year period, a decrease of $1,035,000 or 57.0%. The decrease was mainly attributable to a $624,000 decrease in legal expenses, a $397,000 decrease in stock-based compensation, and a $159,000 decrease in compensation to independent board directors, offset by a $69,000 increase in audit related expenses.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2018 and December 31, 2017, respectively, and is intended to supplement the more detailed discussion that follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$2,738	$3,014
Working capital (deficiency)	$(1,088)	$(1,140)

Our principal sources of liquidity are our cash and cash equivalents, including the net proceeds from the issuances of Common Stock to CFL and other investors. As of March 31, 2018 and December 31, 2017, we had working deficiency of approximately $1,088,000 and $1,140,000, respectively. During the three months ended March 31, 2018, we generated a net loss of approximately $2,034,000, used cash in operations of approximately $1,822,000, and we expect that we will continue to generate operating losses for the foreseeable future.

We are closely monitoring operating costs and capital requirements and have developed an operating plan for 2018. We have had cost reductions in the areas of staffing levels and operating budgets.

On January 29, 2018, the Company sold 380,295 shares of common stock at a price of $3.91 per Share for gross proceeds of $1,486,953. The per Share purchase price reflected the closing price of the Company’s common stock on January 24, 2018. The purchaser is Mr. Shengqi Cai, an individual and a resident of the People’s Republic of China.

We currently anticipate that our available funds will be sufficient to meet our working capital requirements through May of 2019. Since the Company expects that it will continue to generate operating losses for the mid-term, the Company may require additional funding sources or need to further decrease expenses in order to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the U.S. freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time.

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

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,822)	$(3,356)
Investing activities	(28)	(7)
Financing activities	1,487	2,856
Effect of exchange rate fluctuations on cash and cash equivalents	87	-
Net decrease in cash and cash equivalents	$(276)	$(507)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 was $1,822,000. We had a net loss of $2,034,000 during the three months ended March 31, 2018 and a deferred income tax benefit of $284,000, which were partially offset by depreciation and amortization of $701,000, and a stock-based compensation expense of $118,000. Changes in operating assets and liabilities used $389,000 of cash during the three months ended March 31, 2018.

Net cash used in operating activities for the three months ended March 31, 2017 was $3,356,000. We had a net loss of $3,102,000 during the three months ended March 31, 2017 and a deferred income tax benefit of $655,000, which were partially offset by depreciation and amortization of $836,000, stock-based compensation expense of $516,000 and a provision for bad debt expense of $146,000. Changes in operating assets and liabilities used $1,097,000 of cash during the three months ended March 31, 2017, which includes $1,450,000 paid to LinkedIn related to litigation that was settled in 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $28,000, almost entirely consisting of $28,000 invested to develop technology.

Net cash used in investing activities for the three months ended March 31, 2017 was $7,000, consisting of $11,000 invested to develop technology, $42,000 in purchases of property and equipment and $45,000 of returned security deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 was $1,487,000, consisting of the $1,487,000 in gross proceeds from January 29, 2018 issuance and sale of 380,295 shares of common stock at a price of $3.91 per Share to Mr. Shengqi Cai, an individual and a resident of the People’s Republic of China.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2017 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this Quarterly Report contains forward-looking statements regarding:

●	our beliefs regarding our ability to create enhanced value for our members and customers;
●	our beliefs regarding the relation between the number of members or registered users and our revenues;
●	our expectations regarding future changes in our salesforce;
●	our expectations regarding the changes in revenues in 2018, 2019 and 2020;
●	our expectations regarding future increases in sales and marketing costs and general and administrative expenses; and
●	our beliefs regarding our liquidity requirements, the availability of cash and capital resources to fund our business in the future and intended use of liquidity.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to raise funds in the future to support operations failure to realize synergies and other financial benefits from mergers and acquisitions within expected time frames, including increases in expected costs or difficulties related to integration of merger and acquisition partners;
●	inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses;
●	our history of operating losses;
●	we may not be able to reverse the significant decline in our revenues;
●	our limited operating history in a new and unproven market;
●	increasing competition in the market for online professional networks;
●	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
●	our ability to adapt to changing technologies and social trends and preferences;
●	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
●	our ability to obtain and maintain protection for our intellectual property;
●	any future litigation regarding our business, including intellectual property claims;
●	general and economic business conditions; and
●	legal and regulatory developments.

The foregoing list of important factors may not include all such factors.  You should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company.  Please refer to Part I, Item 1A, ” Risk Factors ” of our 2017 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow.  You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement.  Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2018, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act “). Based upon that evaluation and because of the material weaknesses related to our internal controls as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of 2018, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2017. Specifically, we continued implementing policies to more fully segregate incompatible duties within our accounting and financial reporting functions and enhance the overall internal control structure, including a more rigorous and transparent expense approval process, and segregating check signing ability for finance personnel; we continued to implement more effective financial reporting process that included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department. leadership. We also continued to implement certain measures to help remediate material weaknesses in our China operations that we identified near the end of the fourth quarter of 2017, primarily improving standard processes and controls over revenue recognition of service income. There have been no other changes in our internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management had concluded that, as of March 31, 2018, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904, filed with the National Labor Relations Board (“NLRB”) in June 2015 and alleging violations of the National Labor Relations Act (“NLRA”) against the Company and its wholly-owned subsidiary, NAPW, Inc., where employee was allegedly terminated for asserting rights under Section 7 of the NLRA. While the Company disputes that any rights were impacted, the NLRB has issued its order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies, as well as to pay the claimant certain back pay and offer reinstatement. The Company has complied with the order by posting notices, revising certain policies and offering the claimant reinstatement. In April of 2018 the Company settled the remaining backpay portion of the case.

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

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened assertion of a claim against the Company. The letter alleges that White Winston suffered $2,241,958 in damages as a result of the Company’s alleged conduct that caused a delay in White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. The Company investigated the assertions in the letter and communicated to White Winston that the Company denies liability for any such claim. The Company has since received a copy of a complaint filed by White Winston on May 1, 2018 in the United States District Court for the District of Massachusetts making similar claims, alleging that it suffered a loss of $1,708,233 as a result of the delay in selling shares and seeking unspecified damages and attorneys’ fees. The Company has not yet been served with the complaint.

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

Other than as previously reported in our current report on Form 8-K filed on February 2, 2018, we did not sell any equity securities in transactions that were not registered under the Securities Act of 1933 during the three months ended March 31, 2018.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: May 15, 2018	By:	/s/ Jiangping (Gary) Xiao
	Name:	Jiangping (Gary) Xiao
	Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

