Form 10-Q
period 2018-06-30
Professional Diversity Network, Inc.
filed 2018-08-14
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ]Yes [  ]No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 4,841,404 shares outstanding of the registrant’s common stock outstanding as of August 6, 2018.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2018

PART I

ITEM 1.	FINANCIAL STATEMENTS

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Adjusted)
Current Assets:
Cash and cash equivalents (Amount related to variable interest entity of $1,282,479 and $1,671,378 as of June 30, 2018 and December 31, 2017, respectively)	$2,666,832	$2,926,088
Accounts receivable, net	424,079	905,723
Incremental direct costs	34,347	145,292
Prepaid expenses and other current assets	699,405	478,379
Current assets from discontinued operations	755,084	1,180,099
Total current assets	4,579,747	5,635,581

Property and equipment, net	105,834	221,184
Capitalized technology, net	177,097	153,381
Goodwill	5,590,150	5,590,150
Intangible assets, net	5,026,506	6,264,706
Merchant reserve	760,849	760,849
Security deposits	76,007	225,957
Long-term assets from discontinued operations	240,637	327,257
Total assets	$16,556,827	$19,179,065

Current Liabilities:
Accounts payable	$1,227,991	$1,120,444
Accrued expenses	762,414	1,166,214
Deferred revenue	2,806,453	4,004,015
Current liabilities from discontinued operations	474,994	484,524
Total current liabilities	5,271,852	6,775,197

Deferred tax liability	1,618,932	1,993,662
Deferred rent	40,160	56,082
Other liabilities	-	52,321
Total liabilities	6,930,944	8,877,262

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized; 4,840,669 shares and 3,963,864 shares issued as of June 30, 2018 and December 31, 2017, respectively; and 4,839,621 shares and 3,962,816 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	48,407	39,639
Additional paid in capital	83,395,128	80,016,218
Accumulated other comprehensive loss	15,097	28,848
Accumulated deficit	(73,795,632)	(69,745,785)
Treasury stock, at cost; 1,048 shares at June 30, 2018 and December 31, 2017	(37,117)	(37,117)
Total stockholders’ equity	9,625,883	10,301,803

Total liabilities and stockholders’ equity	$16,556,827	$19,179,065

See Note 3 for Additional Variable Interest Entity Disclosures.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Membership fees and related services	$1,335,726	$2,444,797	$2,947,947	$5,260,293
Recruitment services	692,377	624,103	1,313,792	1,282,647
Product sales and other	6,360	26,573	10,017	72,941
Education and training	9,577	505,490	16,048	829,694
Consumer advertising and marketing solutions	74,543	58,327	144,277	124,029
Total revenues	2,118,583	3,659,290	4,432,081	7,569,604

Costs and expenses:
Cost of revenues	339,911	497,741	625,744	856,188
Sales and marketing	1,023,526	1,762,360	2,116,650	4,161,319
General and administrative	2,063,866	3,009,073	4,415,678	6,852,788
Goodwill impairment charge	-	9,920,305	-	9,920,305
Depreciation and amortization	659,143	750,913	1,339,022	1,536,868
Total costs and expenses	4,086,446	15,940,392	8,497,094	23,327,468

Loss from operations	(1,967,863)	(12,281,102)	(4,065,013)	(15,757,864)

Other (expense) income
Interest expense	-	-	-	(12,399)
Interest and other income	3,777	2,851	4,667	5,101
Other finance costs	-	4,088	22,558	1,764
Other (expense) income, net	3,777	6,939	27,225	(5,534)

Loss before income tax benefit	(1,964,086)	(12,274,163)	(4,037,788)	(15,763,398)
Income tax benefit	(123,415)	(360,307)	(372,465)	(925,097)
Loss from continuing operations	(1,840,671)	(11,913,856)	(3,665,323)	(14,838,301)
Loss from discontinued operations, net of tax, including gain on sale of $63,687	(174,763)	(161,088)	(384,523)	(338,224)
Net loss	(2,015,434)	(12,074,944)	(4,049,846)	(15,176,525)

Other comprehensive loss:	(2,015,434)	(12,074,944)	(4,049,846)	(15,176,525)
Foreign currency translation adjustment	(90,459)	1,733	(13,751)	1,621
Comprehensive loss	$(2,105,893)	$(12,073,211)	$(4,063,597)	$(15,174,904)

Basic and diluted loss per share:
Continuing operations	(0.42)	(3.03)	(0.85)	(8.21)
Discontinued operations	(0.04)	(0.04)	(0.09)	(0.19)
Net loss	$(0.46)	$(3.07)	$(0.94)	$(8.39)

Weighted average shares used in computing net loss per common share:
Basic and diluted	4,371,440	3,932,886	4,296,944	1,808,314

See Note 3 for Additional Variable Interest Entity Disclosures.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Loss from continuing operations	$(3,665,324)	$(14,838,301)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities– continuing operations:
Depreciation and amortization	1,339,022	1,536,868
Deferred tax	(374,730)	(968,140)
Goodwill impairment charge	-	9,920,305
Stock-based compensation expense	465,810	585,262
Provision for bad debt	3,355	28,544
Write-off of security deposit	149,292	-
Write-off of property and equipment	51,804	-
Accounts receivable	480,018	140,492
Prepaid expenses and other current assets	(221,623)	254,046
Incremental direct costs	110,945	90,243
Accounts payable	106,011	(784,608)
Accrued expenses	(406,731)	266,064
Deferred revenue	(1,195,745)	(635,980)
Deferred rent	(15,922)	(2,888)
Customer deposits	-	182,883
Other liabilities	(52,321)	(28,416)
Net cash used in operating activities– continuing operations	(3,226,139)	(4,253,626)
Net cash used in operating activities – discontinued operations	(82,418)	(97,106)
Net cash used in operating activities	(3,308,557)	(4,350,732)

Cash flows from investing activities:
Costs incurred to develop technology	(57,814)	(70,282)
Purchases of property and equipment	(3,567)	(53,497)
Security deposit	(27)	(6,699)
Net cash (used in) provided by investing activities– continuing operations	(61,408)	(130,478)
Net cash provided by investing activities – discontinued operations	200,000	-
Net cash provided by (used in) investing activities	138,592	(130,478)

Cash flows from financing activities:
Proceeds from the sale of common stock	2,921,868	3,000,000
Payment of offering costs	-	(144,000)
Merchant reserve	-	646,078
Net cash provided by financing activities	2,921,868	3,502,078

Effect of exchange rate fluctuations on cash and cash equivalents	(11,159)	4,956
Net decrease in cash and cash equivalents	(259,256)	(974,176)
Cash and cash equivalents, beginning of period	2,926,088	5,855,471
Cash and cash equivalents, end of period	$2,666,832	$4,881,295

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$67,954	$1,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), PDN (Hong Kong) International Education Ltd, PDN (Hong Kong) International Education Information Co., Ltd, and PDN (China) International Culture Development Co. Ltd, each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. In November 2017, Jiangxi PDN Culture Media Co., Ltd became our consolidated variable interest entity (VIE). Laws and regulations of the People’s Republic of China (“PRC”) prohibit or restrict companies with foreign ownership from certain activities and benefits including eligibility for certain government grants and certain rebates related to commercial activities. To provide the Company the expected residual returns of the VIE, the Company, through its wholly-owned subsidiary PDN (China) International Culture Development Co., Ltd., entered into a series of contractual arrangements with the VIE and its registered shareholders to enable the Company, to exercise effective control over the VIE, receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks of the VIE as if it were the sole shareholder; and have an exclusive option to purchase all of the equity interests in the VIE. Please refer to footnote #3 for more details about the VIE. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at events hosted at its local chapters across the country. The  Company established business operations in China in 2017. Our business activities, similar to those in the United States, will be focused on providing tools, products and services in China, which will assist in personal and professional development.

On May 25, 2018, the Company sold certain assets of Noble Voice to a long-time customer of the Company and exited the business segment. See Note 3 for additional information.

2. Liquidity, Financial Condition and Management’s Plans

At June 30, 2018, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sales of shares of common stock in the first six months of 2018.

The Company had an accumulated deficit of approximately $73,796,000 at June 30, 2018. During the six months ended June 30, 2018, the Company generated a net loss from continuing operations of approximately $3,665,000, used cash in continuing operations of approximately $3,226,000, and the Company expects that it will continue to generate operating losses for the foreseeable future. At June 30, 2018, the Company had a cash balance of approximately $2,667,000. Total revenues were approximately $2,119,000 and $3,659,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $4,432,000 and $7,570,000 for the six months ended June 30, 2018 and 2017, respectively. The Company had working deficit of approximately $692,000 and $1,140,000 at June 30, 2018 and December 31, 2017, respectively.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Company is closely monitoring operating costs and capital requirements and has developed an operating plan for 2018. Management of the Company also made efforts in 2017 and first half of 2018 to contain and reduce cost, including implementing a new approval process over travel and other expenses, significantly reducing the cash compensation for independent board directors, terminating non-performing employees and eliminating certain positions, and replacing and negotiating with certain vendors. We also sold certain assets of our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are not successful in sufficiently reducing our costs, we may then need to dispose of certain of our assets or discontinue certain business lines.

On January 29, 2018, the Company sold 380,295 shares of common stock at a price of $3.91 per share for gross proceeds of $1,486,953. The per share purchase price reflected the closing price of the Company’s shares of common stock on January 24, 2018. The purchaser is Mr. Shengqi Cai, an individual and a resident of the People’s Republic of China.

On June 25, 2018, the Company sold 496,510 shares of common stock at a price of $2.89 per share for gross proceeds of $1,434,914. The purchaser is China EWI International Finance Group Co., Limited, a limited liability company based in the People’s Republic of China.

Management believes that its available funds will be sufficient to meet its working capital requirements through August 2019. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. Due to China’s foreign currency control, the Company cannot move money between China and the U.S. freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country. We need to get approval from the Chinese government to move money from China to the U.S. which might take extra time. As of June 30, 2018 we had $2,732,000 cash balance in China.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 30, 2018 (the “Annual Report”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2017 and 2016. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Annual Report. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its VIE, Jiangxi PDN Culture & Media Co. All significant intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entity – (VIE)

Financial Information of VIE

In November 2017, Jiangxi PDN Culture Media Co., Ltd became a consolidated VIE. Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company’s general assets. VIE assets can be used to settle obligations of the primary beneficiary. The financial information of Jiangxi PDN Culture & Media Co., which was included in the accompanying condensed financial statements, is presented as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$1,282	1,671
Total assets	$1,287	1,672
Total liabilities	$2	257

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Total net revenue	$-	$-	$-	$-
Net loss	$(123)	$-	$(109)	$-

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

Discontinued Operations

On May 25, 2018, the Company sold certain assets of Noble Voice to a long-time customer of the Company and exited the business segment.  The sales included all property, equipment, intangible assets, and other long-term assets. The Company retained cash, receivables, payables, and other current assets. The purchase price was $200,000 and the gain on the transaction was $64,000.

All historical operating results for Noble Voice are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. During the three months ended June 30, 2018, loss from discontinued operations was $175,000, net of tax benefit of $15,000, compared to a loss of $161,000, net of tax expense of $15,000 during same period in the prior year. During six months ended June 30, 2018, loss from discontinued operations was $385,000, net of tax benefit of $50,000, compared to a loss of $338,000, net of tax benefit of $22,000 during same period in the prior year.

Assets and liabilities that the Company retained, which were previously reported in the Noble Voice operating segment, are now included in Current assets from discontinued operations, long-term assets from discontinued operations, and current liabilities from discontinued operations. As of June 30, 2018, the current assets from discontinued operations were $755,000, compared to $1,180,000 as of December 31, 2017. As of June 30, 2018, long-term assets from discontinued operations were $241,000 compared to $327,000 as of December 31, 2017. As of June 31, 2018, current liabilities from discontinued operations were $475,000 compared to $485,000 as of December 31, 2017.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended June 30, 2018 and 2017, the Company incurred advertising and marketing expenses of approximately $351,000 and $665,000, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred advertising and marketing expenses of approximately $673,000 and $1,588,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At June 30, 2018 and December 31, 2017, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share – The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended June 30, 2018 and 2017 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of June 30,
	2018	2017
Warrants to purchase common stock	170,314	170,314
Stock options	496,439	304,064
Vested and Unvested Restricted stock units	51,400	15,544
Unvested restricted stock	5,000	2,778
Total dilutive securities	723,153	492,700

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

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”), as amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is evaluating the effect of this guidance.

4. Capitalized Technology

Capitalized technology, net is as follows:

	June 30, 2018	December 31, 2017
Capitalized cost:
Balance, beginning of period	$2,043,122	$1,860,558
Additional capitalized cost	57,814	182,564
Balance, end of period	$2,100,936	$2,043,122

Accumulated amortization:
Balance, beginning of period	$1,889,741	$1,698,954
Provision for amortization	34,098	190,787
Balance, end of period	$1,923,839	$1,889,741
Capitalized Technology, net	$177,097	$153,381

Amortization expense of approximately $15,000 and $35,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $34,000 and $108,000 for the six months ended June 30, 2018 and 2017, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

5. Intangible Assets

Intangible assets, net is as follows:

June 30, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(1,494,264)	$2,475,736
Paid Member Relationships	5	890,000	(669,972)	220,028
Member Lists	5	8,957,000	(6,742,631)	2,214,369
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(414,027)	25,973
		$14,905,000	$(9,968,894)	4,936,106
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$5,026,506

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(1,295,764)	$2,674,236
Paid Member Relationships	5	890,000	(580,972)	309,028
Member Lists	5	8,957,000	(5,846,931)	3,110,069
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(359,027)	80,973
		$14,905,000	$(8,730,694)	6,174,306
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$6,264,706

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018 (six months)	$1,209,172
2019	1,846,697
2020	397,000
2021	397,000
2022	397,000
Thereafter	689,236
$4,936,105

Amortization expense of $619,000 and $673,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,238,000 and $1,346,000 for the six months ended June 30, 2018 and 2017, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Rent expense, amounting to approximately $94,000 and $162,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $407,000 and $445,000 for the six months ended June 30, 2018 and 2017, respectively, is included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Legal Proceedings

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904, filed with the National Labor Relations Board (“NLRB”) in June 2015 and alleging violations of the National Labor Relations Act (“NLRA”) against the Company and its wholly-owned subsidiary, NAPW, Inc., where an employee was allegedly terminated for asserting rights under Section 7 of the NLRA. While the Company disputes that any rights were impacted, the NLRB has issued its order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies, as well as to pay the claimant certain back pay and offer reinstatement. The Company has complied with the order by posting notices, revising certain policies and offering the claimant reinstatement. In April of 2018 the Company settled the remaining backpay portion of the case.

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

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened assertion of claims against the Company. The letter alleges that White Winston suffered $2,241,958 in damages as a result of the Company’s alleged conduct that caused a delay in White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. The Company investigated White Winston’s claims and communicated to White Winston that the Company denies liability for any such claims. White Winston filed an action, entitled White Winston Select Asset Funds, LLC v. Professional Diversity Network, Inc., No. 18-cv-10844, on April 30, 2018 in the United States District Court for the District of Massachusetts making similar claims and alleging that it suffered a loss of $1,708,233 as a result of the delay in selling shares. White Winston seeks to recover compensatory damages, double or treble damages under M.G.L. ch. 93A, and costs and attorneys’ fees. White Winston served its complaint on July 12, 2018. The court has granted the Company an extension to September 4, 2018 to answer or otherwise respond.

NAPW and PDN are two of the named Respondents in a Nassau County District Court Landlord/Tenant Summary Proceeding, and they have been sued by Hoegh Autoliners Inc, their former Landlord, having to do with a Jericho NY premises (the “Jericho Premises”). NAPW and PDN had sublet the Jericho Premises to a subtenant, who has agreed to repay to the Landlord the sums due in rent, to the date of vacancy. The Jericho Premises have been surrendered to the Landlord, and the Landlord has agreed to release both NAPW and PDN if the subtenant continues to make payments pursuant to the agreed upon payment schedule. The former Landlord has also released both NAPW and PDN from the balance of the Lease Term. The matter was settled amongst all of the parties by a written Stipulation of Settlement on May 31, 2018.

NAPW is a named Respondent in a Nassau County District Court Landlord/Tenant Summary Proceeding, and is being sued by TL Franklin Avenue Plaza LLC, the former Landlord of NAPW’s Garden City, NY premises, which has now been vacated. The Petitioner, TL Franklin Avenue Plaza LLC, has alleged that NAPW is in breach of its Lease Agreement, and the matter involves the payment of back rent owing to Petitioner. The matter was settled on May 30, 2018 by a written Stipulation of Settlement, whereby NAPW has agreed to make the payments to the former Landlord, which sums represent back rents due to the former Landlord.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord is suing NAPW for the balance of the rent due under the Lease Term – which term is less than one year remaining. The case is currently being litigated, and we are currently in the pleadings phase of the litigation.

The Company is a party to a proceeding captioned Gerbie, et al. v. Professional Diversity Network, Inc. (U.S. Dist. Ct., N.D. Ill.), a putative class action alleging violations of the Telephone Consumer Protection Act. This matter is in a very early stage and the Company is in the process of evaluating any potential exposure. However, the Company generally believes that its practices and procedures are compliant with the Telephone Consumer Protection Act. The Company plans to vigorously defend itself in court and simultaneously explore any reasonable settlement opportunities.

NAPW and PDN are two of the named Respondents in a Superior Court of New Jersey Proceeding, and they are being sued by Shore Digital LLC. The Petitioner in this matter, Shore Digital LLC is alleging that both NAPW and PDN are in breach of contract, and the matter involves the payment of the entire value of the contract plus counsel feels, interests, and costs owing to the Petitioner. The case is on-going, and discussions are taking place to assess the company’s options to settle the matter without further litigation.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed in June of 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. While any lawsuit involves inherent uncertainty, Management does not expect the resolution of this matter to have a material impact on the Company’s financial condition.

The Company is a party to a proceeding captioned Jacqueline M. Jefferson v. Noble Voice, No. 440-2018-06979 (EEOC), filed with the Equal Employment Opportunity Commission (“EEOC”) on July 10, 2018 and alleging violations of Title VII and the Equal Pay Act of 1963, where an employee alleges she was terminated by the Company due to her age on May 25, 2018. Ms. Jefferson’s termination was as a result of the sale of the Noble Voice business on May 25, 2018. The Company is in the process of providing a response to the EEOC.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

7. Income Taxes

The effective income tax rate for the three months ended June 30, 2018 and 2017 was 6.3% and 2.9%, respectively, resulting in a $123,000 and $360,000 income tax benefit, respectively. The effective income tax rate for the six months ended June 30, 2018 and 2017 was 9.2% and 5.9%, respectively, resulting in a $372,000 and $925,000 income tax benefit, respectively. The difference in the effective income tax rate for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, is mainly attributable to the decrease in tax rates pursuant to the U.S. Tax Cuts and jobs Act, an impairment charge recognized on NAPW’s goodwill, and a change in the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of June 30, 2018 and December 31, 2017.

The Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries. These earnings have been permanently reinvested and the Company does not plan to initiate action that would precipitate the payment of income taxes thereon.

The U.S. Tax Cuts and Jobs Act subjects a U.S. parent shareholder to current tax on its “global intangible low-taxed income” (GILTI). We are allowed under ASC 740 to elect an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. Because of the complexity of these rules, and anticipated guidance from U.S. Treasury we will continue to evaluate the impact on the Company’s financial statements. Therefore, we have not recorded any deferred taxes related to GILTI and have not made a policy decision regarding whether to record deferred taxes on GILTI.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

8. Stock-Based Compensation

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

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2017	246,564	$11.17	9.1	$-
Granted	250,000	2.82
Exercised	-	-
Forfeited/Canceled/Expired	(125)	27.6
Outstanding – June 30, 2018	496,439	$6.97	9.2	$250,000

Exercisable – June 30, 2018	249,772	$8.52	9.0	$83.333

On April 19, 2018, the Company granted 75,000, 75,000, 70,000 and 30,000 stock options to Executive Chairman Jingbo Song, Non-executive Chairman James Kirsch, CEO Michael Wang and CFO Gary Xiao, respectively, in connection with their employment agreements. These options had an aggregate fair value of $540,000, using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.77%
Expected dividend yield	0.00%
Expected volatility	97.4%
Expected term	5.5 years

The options are exercisable at an exercise price of $2.82 per share over a ten-year term and vest over two years, with one-third vested upon grant.

The Company recorded non-cash compensation expense, which is included in general and administrative expenses in the accompanying consolidated statement of operations, of approximately $298,000 and $114,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $387,000 and $530,000 for the six months ended June 30, 2018 and 2017, respectively, related to stock option grants.

Total unrecognized compensation expense related to unvested stock options at June 30, 2018 amounts to approximately $566,000 and is expected to be recognized over a remaining weighted average period of 1.4 years.

Warrants

As of June 30, 2018, there were 170,314 warrants outstanding and exercisable, with a weighted average exercise price of $32.44 per share. The weighted average remaining contractual life of the warrants at June 30, 2018 and December 31, 2017 was 2.8 and 3.3 years, respectively, and the aggregate intrinsic value was 0.

The Company did not grant any warrants to purchase shares of common stock during the six months ended June 30, 2018.

No compensation cost was recognized for the three and six months ended June 30, 2018 and 2017 pertaining to warrants.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Restricted Stock and Restricted Stock Units

On April 19, 2018, the Company granted 35,460 restricted stock units (“RSUs”) to certain Board members and 5,000 restricted stock to CFO Gary Xiao. The RSUs vest 100% on April 19, 2019, subject to continued service on the vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $2.82 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the combined awards amounted to $114,000.

A summary of the restricted stock award activity for the six months ended June 30, 2018 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2017	15,544
Granted	40,460
Forfeited	-
Vested	(15,544)
Unvested Outstanding at June 30, 2018	40,460

On June 26, 2017, the Company granted 15,544 restricted stock units (“RSUs”) to certain Board members. The RSUs vested 100% on June 28, 2018. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $7.72 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the combined awards amounted to $120,000.

The Company recorded non-cash compensation expense of approximately $49,000 and $28,000 for the three months ended June 30, 2018 and 2017, respectively, and approximately $79,000 and $55,000 for the six months ended June 30, 2018 and 2017, respectively, related to restricted stock grants.

Total unrecognized compensation expense related to unvested restricted stock and unvested restricted stock units at June 30, 2018 amounts to approximately $95,000 and is expected to be recognized over a weighted average period of 0.8 year.

9. Segment Information

Beginning on May 26, 2018, the Company operates in the following segments: (A) United States: (i) PDN Network and (ii) NAPW Network, and (B) China Operations. The segments are categorized based on their business activities and organization. Prior to May 26, 2018, the Company operated in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network, and (B) China Operations. The following tables present key financial information of the Company’s reportable segments as of and for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$1,270,500	$65,226	$-	$1,335,726
Recruitment services	692,377	-	-	-	692,377
Products sales and other	-	6,360	-	-	6,360
Education and training	-	-	9,577	-	9,577
Consumer advertising and marketing solutions	74,543	-	-	-	74,543
Total revenues	766,920	1,276,860	74,803	-	2,118,583
(Loss) income from continuing operations	15,445	(431,475)	(474,066)	(1,077,767)	(1,967,863)
Depreciation and amortization	16,978	636,448	5,835	-	659,261
Income tax expense (benefit)	4,095	(29,363)	2,265	(100,412)	(123,415)
Net (loss) income from continuing operations	16,900	(402,112)	(478,103)	(977,355)	(1,840,670)
Capital expenditures	-	-	(3,567)	-	(3,567)

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	Six months Ended June 30, 2018
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$2,820,432	$127,515	$-	$2,947,947
Recruitment services	1,313,792	-	-	-	1,313,792
Products sales and other	-	10,017	-	-	10,017
Education and training	-	-	16,048	-	16,048
Consumer advertising and marketing solutions	144,277	-	-	-	144,277
Total revenues	1,458,069	2,830,449	143,563	-	4,432,081
Loss from continuing operations	(51,759)	(1,197,530)	(825,182)	(1,990,542)	(4,065,013)
Depreciation and amortization	33,965	1,294,881	10,176	-	1,339,022
Income tax expense (benefit)	(4,678)	(139,002)	2,265	(231,050)	(372,465)
Net loss from continuing operations	(35,624)	(1,058,528)	(811,680)	(1,759,492)	(3,665,324)
Capital expenditures	-	-	(3,567)		(3,567)

	June 30, 2018
Goodwill	$339,451	$5,250,699	$-	$-	$5,590,150
Intangible assets, net	90,400	4,936,106	-	-	5,026,506
Assets from continuing operations	1,428,679	11,187,581	2,944,846	-	15,561,106

	Three Months Ended June 30, 2017
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$2,444,797	$-	$-	$2,444,797
Recruitment services	624,103	-	-	-	624,103
Products sales and other	-	26,573	-	-	26,573
Education and training	-	-	505,490	-	505,490
Consumer advertising and marketing solutions	58,327	-	-	-	58,327
Total revenues	682,430	2,471,370	505,490	-	3,659,290
(Loss) income from continuing operations	(27,846)	(10,722,245)	15,180	(1,546,191)	(12,281,102)
Depreciation and amortization	7,057	741,191	2,665		750,913
Income tax expense (benefit)	8,802	(520,018)	(9,426)	160,335	(360,307)
Net (loss) income from continuing operations	(28,710)	(10,202,227)	23,607	(1,706,526)	(11,913,856)
Capital expenditures	1,593	6,832	3,850	-	12,275

	Six Months Ended June 30, 2017
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$5,260,293	$-	$-	$5,260,293
Recruitment services	1,282,647	-	-	-	1,282,647
Products sales and other	-	72,941	-	-	72,941
Education and training	-	-	829,694	-	829,694
Consumer advertising and marketing solutions	124,029	-	-	-	124,029
Total revenues	1,406,676	5,333,234	829,694	-	7,569,604
(Loss) income from continuing operations	(106,616)	(11,965,546)	61,673	(3,747,375)	(15,757,864)
Depreciation and amortization	53,886	1,480,317	2,665	-	1,536,868
Income tax expense (benefit)	(6,705)	(737,223)	43,043	(224,212)	(925,097)
Net (loss) income from continuing operations	(102,122)	(11,228,323)	15,307	(3,523,163)	(14,838,301)
Capital expenditures	7,147	10,646	35,704	-	53,497

	December 31, 2017
Goodwill	$339,451	$5,250,699	$-	$-	$5,590,150
Intangible assets, net	90,400	6,174,306	-	-	6,264,706
Assets from continuing operations	1,726,061	12,889,367	3,056,281	-	17,671,709

10. Subsequent Events

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

We operated in four business segments: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization, (iii) Noble Voice operations (“Noble Voice”) until May 25, 2018, a career consultation and lead generation service, and (iv) China operations ( “China Operations” ), which focuses on providing tools, products and services in China which will assist women, students and business professionals in personal and professional development.

On May 25, 2018, the Company sold certain assets of Noble Voice to a long-time customer of the Company and exited the business segment. The Company retains all receivables and payables prior to the May 25, 2018 closing date while stopping operating losses on that division immediately. The management believes education lead generation business is not important to the Company’s long-term strategy, and the sale of the Noble Voice division, the Company is now able to focus on executing its long term plan for its PDN jobs recruitment division and NAPW.

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

Through the second quarter of 2018, our PDN Network, NAPW Network, and China Operations businesses represented 36.2%, 60.3%, and 3.5% of our revenues, respectively. As of June 30, 2018, we had approximately 10.7 million registered users in our PDN Network; approximately 955,000 registered users, or members, in the NAPW Network  . We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

Sources of Revenue

We generate revenue from (i) paid membership subscriptions and related services, (ii) recruitment services, (iii) product sales, (iv)education and training and (v) consumer advertising and consumer marketing solutions. The following table sets forth our revenues from each product as a percentage of total revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six months Ended June 30,
	2018	2017	2018	2017
Percentage of revenue by product:
Membership fees and related services	63.0%	66.8%	66.6%	69.5%
Recruitment services	32.7%	17.1%	29.6%	16.9%
Products sales and other	0.3%	0.7%	0.2%	1.0%
Education and training	0.5%	13.8%	0.4%	11.0%
Consumer advertising and consumer marketing solutions	3.5%	1.6%	3.2%	1.6%

Paid Membership Subscriptions and Related Services. Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately 100 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include those benefits as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all those benefits plus admission to exclusive live events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership. NAPW Membership subscriptions represented approximately 99.5% and 98.9%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended June 30, 2018 and 2017, and 99.6% and 98.6%, respectively, for the six months ended June 30, 2018 and 2017.

As part of the launch of IAW in the United States, the Company began to offer a monthly membership option in January 2018, in addition to an annual membership option. While this has increased our performance in registering new members, membership revenue is received on a monthly rather than an annual basis. Monthly membership sales are a new strategy for the Company, so we lack sufficient data at this time to predict what the monthly renewal rate will be or what the lifetime value of a member will be going forward. The new IAW has focused on delivering member benefits and providing value to those who join as paid members.

In the third quarter of 2017, PDN China began to transact IAW memberships in China, ranging from RMB 20,000 to RMB 200,000 (Approximately $3,000 to $30,000 annual memberships). In the fourth quarter of 2017, PDN China began to transact business club memberships in China, ranging from RMB 20,000 to RMB 100,000 (Approximately $3,000 to $15,000 annual memberships). IAW memberships represented approximately 87.2% of revenue attributable to China Operations for the three months ended June 30, 2018, and 88.8% for the six months ended June 30, 2018.

Recruitment Services. We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services. Recruitment advertising revenue constituted approximately 90.3% and 91.5%, respectively, of revenue attributable to the PDN Network business segment for the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, recruitment advertising revenue constituted approximately 90.1% and 91.2%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time. Product sales represented approximately 0.5% and 1.1%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended June 30, 2018 and 2017, and 0.4% and 1.4%, respectively, of revenue attributable to the NAPW Network business segment for the six months ended June 30, 2018 and 2017.

Education and Training. In March of 2017 we began our China Operations by creating a Shared Economy summit series designed to provide education and training to Chinese business people. Our initial event was a paid event which generated revenue through paid event admission fees. Education and training represented approximately 12.8% and 100%, respectively, of the revenue attributable to China Operations for the three months ended June 30, 2018 and 2017, and 11.2% and 100%, respectively, of revenue attributable to China Operations for the six months ended June 30, 2018 and 2017.

Consumer Advertising and Consumer Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers to post recruitment advertising and job openings. We generate revenue from fees charged for those postings. Consumer advertising and marketing solutions represented approximately 9.7% and 8.5%, respectively, of the revenue attributable to the PDN Network business segment for the three months ended June 30, 2018 and 2017. For the six months ended June 30, 2018 and 2017, consumer advertising and consumer marketing solutions revenue constituted approximately 9.9% and 8.8%, respectively, of the revenue attributable to the PDN Network business segment.

Cost of Revenue

Cost of revenue primarily consists of costs of producing job fair and other events, revenue sharing with partner organizations, costs of web hosting and operating our websites for the PDN Network, and costs of producing education and training events and serving IAW members for our China business. Costs of producing wall plaques, hosting member conferences and local chapter meetings are also included in the cost of revenue for NAPW Network.

Financial Overview

During the three and six months ended June 30, 2018, we experienced losses as we continued our efforts to develop China Operations, reduce costs and streamline our business. For the three months ended June 30, 2018, we realized a net loss from continuing operations of approximately $1,841,000, a $10,073,000 decrease from the comparable prior year period. This decrease in net loss was primarily a result of $9,920,000 goodwill impairment charge that was recorded during second quarter of 2017, a decrease of $945,000 in overall general and administrative expenses, and a decrease of $738,000 in overall sales and marketing costs, partially offset by a decrease of $1,109,000 in revenues from membership fees. For the six months ended June 30, 2018, we realized a net loss from continuing operations of approximately $3,665,000, a $11,171,000 decrease from the comparable prior year period. This decrease in net loss is primarily related to goodwill impairment charge of $9,920,000 that was recorded during the second quarter of 2017  , a decrease of $2,437,000 in overall general and administrative expenses, and a decrease of $2,044,000 in overall sales and marketing costs, partially offset by a decrease of $2,312,000 in revenues from membership fees, and a decrease of $814,000 in revenues from education and training.

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

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of June 30,		Change
	2018	2017	(Percent)
	(in thousands)
PDN Network Registered Users (1)	10,691	9,745	9.7%
NAPW Network Total Membership (2)	955	945	1.1%

(1)	The number of registered users may be higher than the number of actual users due to various factors. For more information, see ” Risk Factors page #18 —The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users ” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”).

(2)	Includes both Paid Members and Unpaid Members.

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

The following table provides a reconciliation of Net Loss from continuing operations to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Loss from Continuing Operations	$(1,841)	$(11,914)	$(3,665)	$(14,839)
Stock-based compensation expense	347	70	466	585
Goodwill impairment charge	-	9,920	-	9,920
Depreciation and amortization	659	751	1,339	1,537
Interest Expense	-	-	-	12
Interest and other income	(4)	(3)	(5)	(5)
Income tax benefit	(123)	(360)	(372)	(925)
Adjusted EBITDA	$(962)	$(1,536)	$(2,237)	$(3,715)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$1,336	$2,445	$(1,109)	(45.4)%
Recruitment services	692	624	68	10.9%
Products sales and other	6	27	(21)	(77.8)%
Education and training	10	505	(495)	(98.0)%
Consumer advertising and marketing solutions	75	58	17	29.3%
Total revenues	$2,119	$3,659	$(1,540)	(42.1)%

	Six months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$2,948	$5,260	$(2,312)	(44.0)%
Recruitment services	1,314	1,283	31	2.4%
Products sales and other	10	73	(63)	(86.3)%
Education and training	16	830	(814)	(98.1)%
Consumer advertising and marketing solutions	144	124	20	16.1%
Total revenues	$4,432	$7,571	$(3,138)	(41.4)%

Total revenues decreased $1,540,000, or 42.1% for the three months ended June 30, 2018, compared to the same prior year period, and $3,138,000, or 41.4%, for the six months ended June 30, 2018, compared to the same prior year period, due primarily to management’s focus on cost reduction efforts and rebranding the NAPW business, including the reduction in the salesforce and decreased spending on digital advertising.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$1,277	$2,472	$(1,195)	(48.3)%
PDN Network	767	682	85	12.5%
China	75	505	(430)	(85.1)%
Total revenues	$2,119	$3,659	$(1,540)	(42.1)%

	Six Months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$2,830	$5,333	$(2,503)	(46.9)%
PDN Network	1,458	1,407	51	3.6%
China	144	830	(686)	(82.7)%
Total revenues	$4,432	$7,570	$(3,138)	(41.5)%

During the three months ended June 30, 2018, our NAPW Network generated $1,277,000 in revenue from membership fees and related services and product sales, compared to $2,472,000 for the same period in the prior year, a decrease of $1,195,000, or 48.3%. During the six months ended June 30, 2018, our NAPW Network generated $2,830,000 in revenue from membership fees and related services and product sales and other, compared to $5,333,000 for the same period in the prior year, a decrease of $2,503,000, or 46.9%. The decrease was mainly attributable to reductions of the NAPW sales staff from 48 sales representatives at the end of Q2 2017 to 16 sales representatives at the end of Q2 2018. As a part of rebranding the NAPW business, the Company also re-tooled its lead-generation and other marketing activities. We expect the NAPW Network to have decreased revenues, period-over-period compared to 2017, for at least the remainder of 2018, with anticipated increases in 2019 and 2020 as a result of increased investments in product, marketing and salesforce development.

During the three months ended June 30, 2018, our PDN Network generated $767,000 in revenue, compared to $682,000 for the same period in the prior year, an increase of $85,000, or 12.5%. During the six months ended June 30, 2018, our PDN Network generated $1,458,000 in revenue, compared to $1,407,000 for the same period in the prior year, an increase of $51,000, or 3.6%. The increase was a result of improved operational efficiencies and improvement in concerted efforts in sales growth, client retention, and customer satisfaction

During the three months ended June 30, 2018, China Operations generated $75,000 of revenue, compared to $505,000 for the same period in the prior year, a decrease of $430,000 or 85.1%. During the six months ended June 30, 2018, China Operations generated $144,000 of revenue, compared to $830,000 for the same period in the prior year, a decrease of $686,000 or 82.7%. As we launched our China Operations in Q1 2017, during the first few months ended June 30, 2017 we held a total of seven paid events which generated revenue through paid event admission fees. During the three and six months ended June 30, 2018 our revenue comprised primarily IAW memberships. We did not hold any major paid events due to Chinese New Year and also most our efforts were devoted to future business development.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$340	$498	$(158)	(31.7)%
Sales and marketing	1,024	1,762	(738)	(41.9)%
General and administrative	2,064	3,009	(945)	(31.4)%
Goodwill impairment charge	-	9,920	(9,920)	(100.0)%
Depreciation and amortization	659	751	(92)	(12.3)%
Total costs and expenses	$4,086	$15,940	$(11,853)	(74.4)%

During the three months ended June 30, 2018, total costs and expenses were $4,086,000, compared to $15,940,000 for same period in the prior year, a decrease of $11,853,000 or 74.4%. The decrease is a result of a $9,920,000 goodwill impairment charge recorded in our NAPW segment in June 2017, a $945,000 or 31.4% decrease in general and administrative expense, a $738,000 or 41.9% decrease in sales and marketing expenses, a $158,000 or 31.7% decrease cost of revenue, and a $92,000 or 12.3% decrease in depreciation and amortization.

	Six months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$626	$856	$(230)	(26.9)%
Sales and marketing	2,117	4,161	(2,044)	(49.1)%
General and administrative	4,416	6,853	(2,437)	(35.6)%
Goodwill impairment charge	-	9,920	(9,920)	(100.0)%
Depreciation and amortization	1,339	1,537	(198)	(12.9)%
Total costs and expenses	$8,497	$23,327	$(14,829)	(63.6)%

During the six months ended June 30, 2018, total costs and expenses were $8,497,000, compared to $23,327,000 for the same period in the prior year, a decrease of $14,829,000, or 63.6%. The decrease is primarily a result of a goodwill impairment charge of $9,920,000 recorded in our NAPW segment, a $2,437,000 or 35.6% decrease in general and administrative expense, a $2,044,000 or 49.1% decrease in sales and marketing, a $230,000 or 26.9% decrease in cost of revenue, and a decrease of $198,000 or 12.9% in depreciation and amortization.

Operating Expenses

Cost of revenue: Cost of revenues decreased during the three months ended June 30, 2018 to $340,000, compared to $498,000 for the same period in the prior year, a decrease of $158,000, or 31.7%. During six months ended June 30, 2018, cost of revenues was $626,000, compared to $856,000 for the same period in the prior year, a reduction of $230,000 or 26.9%. The decrease is in tandem with lower revenues.

Sales and marketing expense: Sales and marketing expense during the three months ended June 30, 2018 were $1,024,000, compared to $1,762,000 for the same period in the prior year, a decrease of $738,000, or 41.9%. The decrease was mostly attributable to a $276,000 reduction in lead spending in our NAPW segment, sales force reduction in our NAPW segment that resulted in a $215,000 decrease in personnel cost, and a $153,000 reduction in commission expenses. Sales and marketing for the six months ended June 30, 2018 were $2,117,000, compared to $4,161,000 for the same period in the prior year, a decrease of $2,044,000, or 49.1%. The decrease was primarily due to a $809,000 reduction in lead spending in our NAPW segment, sales force reduction in our NAPW segment that resulted in $662,000 decrease in personnel cost, and a $315,000 reduction in commission expenses.

General and administrative expense: General and administrative expenses for the three months ended June 30, 2018 were $2,064,000, compared to $3,009,000 for the same period in the prior year, a decrease of $945,000 or 31.4%. The decrease was mainly attributable to a $386,000 reduction in legal expenses, a $237,000 reduction in personnel cost, a $121,000 reduction in consulting fees, and a $92,000 decrease in compensation to our independent board directors. General and administrative expenses for the six months ended June 30, 2018 were $4,416,000, compared to $6,853,000 for the same period in the prior year, a decrease of $2,437,000 or 35.6%. The decrease was mainly attributable to a $949,000 reduction in legal expenses, a $295,000 reduction in personnel costs, a $251,000 decrease in compensation to our independent board directors, a $201,000 decrease in consulting fees, and a $120,000 decrease in stock-based compensation.

Goodwill impairment charge: As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill as of June 30, 2017. Accordingly, the Company recorded a goodwill impairment charge of $9,920,000 for the six months ended June 30, 2017. No goodwill impairment charge was recorded during the three and six months ended June 30, 2018.

Depreciation and amortization expense: Depreciation and amortization expense for the three months ended June 30, 2018 was $659,000, compared to $751,000 for the same period in the prior year, a decrease of $92,000 or 12.3%. Depreciation and amortization expenses for the six months ended June 30, 2018 were $1,339,000, compared to $1,537,000 for the same period in the prior year, a decrease of $198,000 or 12.9%. The decrease for the three and six months ended June 30, 2018 was mainly attributable to a reduction in amortization expenses resulting from the amortization of the capitalized technology costs.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$1,708	$13,194	$(11,486)	(87.1)%
PDN Network	751	710	41	5.8%
China	549	490	59	12.0%
Corporate Overhead	1,078	1,546	(468)	(30.3)%
Total costs and expenses	$4,086	$15,940	$(11,854)	(74.4)%

	Six Months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$4,028	$17,299	$(13,271)	(76.7)%
PDN Network	1,510	1,513	(3)	(0.2)%
China	969	768	201	26.2%
Corporate Overhead	1,991	3,747	(1,756)	(46.9)%
Total costs and expenses	$8,498	$23,327	$(14,830)	(63.6)%

NAPW Network: During the three months ended June 30, 2018, total costs and expenses in our NAPW segment were $1,708,000, compared to $13,194,000 for the same period in the prior year, a decrease of $11,486,000 or 87.1%. The decrease was primarily due to a $9,920,000 goodwill impairment charge recorded on June 30, 2017, but also a result of continued cost cutting efforts that began in Q3 2017, mainly reduction of the work force that resulted in a $491,000 decrease in personnel cost, a $377,000 reduction in lead generation spending, a $160,000 decrease in commission expense, and a $98,000 decrease in consulting and outside services costs. During the six months ended June 30, 2018, total costs and expenses were $4,028,000, compared to $17,299,000 for the same period in the prior year, a decrease of $13,271,000 or 76.7%. The decrease was mainly from a $9,920,000 goodwill impairment charge recorded on June 30, 2017, a $1,123,000 reduction in personnel cost, a $1,026,000 savings in lead generation spending, a $322,000 reduction in commissions expenses, a $197,000 decrease in consulting and outside services costs, and a $123,000 decrease in credit card fees.

PDN Network: During the three months ended June 30, 2018, total costs and expenses in our PDN segment were $751,000, compared to $710,000 for the same period in the prior year, an increase of $41,000 or 5.8%. The primary reason for the slight increase was a $60,000 increase in cost of sales as revenue increased by $85,000 during that period. During the six months ended June 30, 2018, total costs and expenses were flat compared to the same period in the prior year, totaling $1,510,000, and $1,513,000, respectively.

China Operations: During the three months ended June 30, 2018, total costs and expenses in our China operations were $549,000, compared to $490,000 for the same period in the prior year, an increase of $59,000 or 12.0%. The primary reason for the increase was a $124,000 increase in personnel cost, and a $32,000 increase in marketing and advertising expenses, partially offset by lower cost of sales due to a reduction in revenue. During the six months ended June 30, 2018, total costs and expenses were $969,000, compared to $768,000 for the same period in the prior year, an increase of $201,000 or 26.2%. The increase was primarily driven by a $182,000 increase in personnel cost and a $41,000 increase in marketing and advertising costs, partially offset by lower cost of sales due to a reduction in revenue

Corporate Overhead: During the three months ended June 30, 2018, total costs and expenses incurred by our Corporate Overhead segment were $1,078,000, compared to $1,546,000 for the same period in the prior year, a decrease of $468,000 or 30.3%. As we continue our efforts to reduce corporate level expenses, during Q2 2018, we reduced legal costs by $390,000, audit and accounting costs by $111,000, and compensation to our independent board directors by $92,000, partially offset by a $278,000 increase in non-cash stock-based compensation expense. During the six months ended June 30, 2018, total costs and expenses were $1,991,000, compared to $3,747,000 during the same period in the prior year, a decrease of $1,756,000 or 46.9%. Such a large decrease is a result of decrease in legal costs by $985,000, reduction of compensation to our independent board directors by $251,000, a $120,000 reduction of stock-based compensation, a $86,000 decrease of audit and accounting fees, and a $75,000 reduction of corporate travel costs.

Income Tax Benefit

	Three Months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Total	$(123)	$(360)	$237	(65.8)%

	Six months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Total	$(372)	$(925)	$553	(59.8)%

The effective income tax rate for the three months ended June 30, 2018 and 2017 was 6.3% and 2.9%, respectively, resulting in a $123,000 and $360,000 income tax benefit, respectively. The effective income tax rate for the six months ended June 30, 2018 and 2017 was 9.2% and 5.9%, respectively, resulting in a $372,000 and $925,000 income tax benefit, respectively. The difference in the effective income tax rate for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, is mainly attributable to the impairment charge recognized on NAPW’s goodwill, change in the valuation allowance and the foreign tax rate differential due to the Company’s China Operations. Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of June 30, 2018 and December 31, 2017.

Net Loss from Continuing Operations by Segment

The following table sets forth each operating segment’s net loss from continuing operations for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(402)	$(10,202)	$9,800	(96.1)%
PDN Network	17	(29)	46	(158.6)%
China	(478)	24	(502)	(2,091.7)%
Corporate Overhead	(977)	(1,707)	730	(42.8)%
Consolidated Net Loss from continuing operations	$(1,841)	$(11,914)	$10,073	(84.5)%

	Six months Ended
	June 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(1,059)	$(11,228)	$10,169	(90.6)%
PDN Network	(36)	(102)	66	(64.7)%
China	(812)	15	(827)	(5,513.3)%
Corporate Overhead	(1,759)	(3,523)	1,764	(50.1)%
Consolidated Net Loss from continuing operations	$(3,665)	$(14,838)	$11,173	(75.3)%

As the result of the factors discussed above, during the three and six months ended June 30, 2018 we incurred $1,841,000 and $3,665,000 respectively, of net loss from continuing operations, a decrease of 84.5% and 75.3% from net loss from continuing operations of $11,914,000 and $14,838,000 during the three and six months ended June 30, 2017. The $10,073,000 decrease in net loss for the three months ended June 30, 2018 was primarily driven by a $9,920,000 goodwill impairment charge for our NAPW segment that we recorded on June 30, 2017, and our continuous cost cutting efforts, primarily a decrease of $945,000 in general and administrative expense, and a decrease of $738,000 in sales and marketing expenses, partially offset by a $1,540,000 decrease in overall revenue period-over-period, mainly a $1,195,000 reduction in NAPW segment revenues from membership fees, related services and product sales, and a $430,000 reduction in China operations revenues from events and IAW memberships. The $11,173,000 decrease in net loss for the six months ended June 30, 2018 was primarily driven by a $9,920,000 goodwill impairment charge for our NAPW segment that we recorded on June 30, 2017, a decrease of $2,437,000 in general and administrative expense, and a decrease of $2,044,000 in sales and marketing expenses, partially offset by a $3,138,000 decrease in overall revenue period-over-period, mainly a $2,503,000 reduction in NAPW segment revenues from membership fees, related services and product sales, and a $686,000 reduction in China operations revenues from events and IAW memberships.

NAPW Network. During the three and six months ended June 30, 2018, our NAPW segment incurred a net loss of $402,000 and $1,059,000, respectively, compared to a net loss of $10,202,000 and $11,228,000 for the three and six months ended June 30, 2017, respectively. The $9,800,000 decrease in net loss for the three months ended June 30, 2018 was primarily driven by a $9,920,000 goodwill impairment charge recorded on June 30, 2017 , and overall continuing decrease in spending, mainly a $491,000 decrease in personnel cost due to sales force reduction and a $325,000 decrease in sales and marketing expenses, partially offset by a $1,195,000 decrease in revenues from membership fees, related services and product sales period-over-period. The $10,169,000 decrease in net loss for the six months ended June 30, 2018 was primarily driven by a $9,920,000 goodwill impairment charge recorded on June 30, 2017 , and overall cost cutting efforts, mainly a $1,123,000 decrease in personnel cost as a result of sales force reduction, a $948,000 decrease in sales and marketing expenses, and a $322,000 decrease in commission expense, partially offset by a$2,503,000 decrease in revenues from membership fees, related services and product sales period-over-period.

PDN Network. During the three months ended June 30, 2018, our PDN segment incurred a net income of $17,000, compared to a net loss of $29,000 for the three months ended June 30, 2017. The decrease in net loss of $46,000 was mainly a result of a $85,000 increase in revenue, partially offset by a $60,000 increase in cost of sales. During the six months ended June 30, 2018, we incurred a net loss of $36,000, compared to net loss of $102,000 for the six months ended June 30, 2017. The decrease in net loss of $66,000 was primarily attributable to a 51,000 increase in revenue and a $20,000 decrease in depreciation and amortization expense, partially offset by slightly higher cost of sales.

China Operations. During the three months ended June 30, 2018, our China operations incurred a net loss of $478,000, compared to a profit of $24,000 for comparable period in the prior year. The increase in net loss of $502,000 was mainly a result of a $430,000 decrease in revenue, while overall expenses were higher by $59,000, mainly due to a $124,000 increase in personnel cost. During the six months ended June 30, 2018, we incurred a net loss of $812,000, compared to a profit of $15,000 for the prior year period. The increase in net loss of $827,000 was primarily driven by a $686,000 decrease in revenue, while overall expenses grew by $201,000, mainly due to a $182,000 increase in personnel cost, and higher marketing and advertising costs.

Corporate Overhead. During the three months ended June 30, 2018, our Corporate Overhead segment incurred a net loss of $977,000, compared to a loss of $1,707,000 for the comparable period in the prior year. The decrease of $730,000 was mainly a result of a $390,000 decrease legal costs, a $111,000 decrease in audit and accounting costs and $92,000 decrease in compensation to our independent board directors, partially offset by a $278,000 increase in non-cash stock-based compensation expense. During the six months ended June 30, 2018, we incurred a net loss of $1,759,000, compared to a net loss of $3,523,000 for the prior year period. The decrease in net loss of $1,764,000 was primarily driven by a $985,000 decrease in legal expenses, a $251,000 decrease in compensation to our independent board directors, a $134,000 decrease in corporate insurance expenses, and a $120,000 reduction in stock-based compensation.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2018 and December 31, 2017, respectively, and is intended to supplement the more detailed discussion that follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$2,667	$2,926
Working (deficiency) capital	$(692)	$(1,140)

Our principal sources of liquidity are our cash and cash equivalents, including the net proceeds from the recent issuances of common stock to CFL and other investors. As of June 30, 2018 and December 31, 2017, we had working deficiency of approximately $692,000 and $1,140,000. During the six months ended June 30, 2018, we generated a net loss from continuing operations of approximately $3,665,000 used cash in continuing operations of approximately $3,226,000, and we expect that we will continue to generate operating losses for the foreseeable future.

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

On June 25, 2018, the Company sold 496,510 shares of common stock at a price of $2.89 per share for gross proceeds of $1,434,914. The purchaser is China EWI International Finance Group Co., Limited, a limited liability company based in the People’s Republic of China.

We currently anticipate that our available funds will be sufficient to meet our working capital requirements through August of 2019. Since the Company expects that it will continue to generate operating losses for the mid-term, the Company may require additional funding sources or need to further decrease expenses in order to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the U.S. freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time.

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

	Six months Ended
	June 30,
	2018	2017
	(in thousands)
Cash provided by (used in) continuing operations
Operating activities	$(3,266)	$(4,254)
Investing activities	(61)	(130)
Financing activities	2,922	3,502
Effect of exchange rate fluctuations on cash and cash equivalents	(11)	5
Cash provided by discontinued operations:
Operating activities	(83)	(97)
Investing activities	200	-
Net decrease in cash and cash equivalents	$(259)	$(974)

Net Cash Used in Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities in continuing operations was $3,226,000. We had a net loss of $3,665,000, a deferred income tax benefit of $375,000, which was offset by non-cash depreciation and amortization of $1,339,000 and stock-based compensation expense of $466,000. Changes in operating assets and liabilities used $1,195,000 of cash during the six months ended June 30, 2018, consisting primarily of decreases in deferred revenue, accrued expenses, and prepayments, partially offset by increases in accounts receivable.

Net cash used in operating activities in continuing operations for the six months ended June 30, 2017 was $4,254,000. We had a net loss of $14,838,000 during the six months ended June 30, 2017, a deferred tax benefit of $968,000 which was offset by non-cash NAPW goodwill impairment charge of $9,920,000, depreciation and amortization of $1,537,000, and stock-based compensation expense of $585,000. Changes in operating assets and liabilities used $518,000 of cash during the six months ended June 30, 2017, consisting primarily of decreases in accounts payable and deferred revenue, partially offset by increases in accrued expenses and prepayments.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in continuing operations for the six months ended June 30, 2018 was $61,000, mainly consisting of $58,000 invested to develop technology.

Net cash used in investing activities in continuing operations for the six months ended June 30, 2017 was $130,000, consisting of $70,000 invested to develop new technology, and $53,000 invested in property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in continuing operations during the six months ended June 30, 2018 was $2,922,000, consisting of the $1,487,000 in gross proceeds from January 29, 2018 issuance and sale of 380,295 shares of common stock at a price of $3.91 per share to Mr. Shengqi Cai, an individual and a resident of the People’s Republic of China, and $1,435,000 in gross proceeds from a June 25, 2018 sale of 496,510 shares of common stock at a price of $2.89 per share to China EWI International Finance Group Co., Limited, a limited liability company based in the People’s Republic of China.

Net cash provided by financing activities in continuing operations during the six months ended June 30, 2017 was $3,502,000, consisting of $3,000,000 in gross proceeds from the January 18, 2017 issuance, $646,000 refund of merchant reserve, partially offset by the $144,000 payment of offering costs to third-party professionals.

Net Cash Used in Discontinued Operations

On May 25, 2018 we sold certain assets of our Noble Voice operations.

Net cash used in operating activities in discontinued operations for the six months ended June 30, 2018 was $83,000. Net cash provided by investing activities for the same period was $200,000, consisting of $200,000 in gross proceeds from the sale of Noble Voice operations.

Net cash used in operating activities in discontinued operations for the six months ended June 30, 2017 was $97,000.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Critical Accounting Policies and Estimates

Pursuant to the provisions of the Jumpstart Our Business Startups Act (the “ JOBS Act ”), as an “emerging growth company,” we may delay adoption of new or revised accounting standards applicable to public companies until the earlier of the date that (i) we are no longer an emerging growth company or (ii) we affirmatively and irrevocably opt out of the extended transition period for complying with such new or revised accounting standards. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Upon issuance of new or revised accounting standards that apply to our consolidated financial statements, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting guidelines.

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

Recent Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements regarding recent accounting pronouncements.

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

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part II, Item 1A, “ Risk Factors ” of this Quarterly Report and to Part I, Item 1A, “ Risk Factors ” of our 2017 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2018, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2018, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2017. Specifically, we continued implementing policies to more fully segregate incompatible duties within our accounting and financial reporting functions and enhance the overall internal control structure, including a more rigorous and transparent expense approval process, and segregating check signing ability for finance personnel; we continued to implement more effective financial reporting process that included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department. We also continued to implement certain measures to help remediate material weaknesses in our China operations that we identified near the end of the fourth quarter of 2017, primarily improving standard processes and controls over revenue recognition of service income. There have been no other changes in our internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management had concluded that, as of June 30, 2018, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned In re Professional Diversity Network, Cases 31-CA-159810 and 31-CA-162904, filed with the National Labor Relations Board (“NLRB”) in June 2015 and alleging violations of the National Labor Relations Act (“NLRA”) against the Company and its wholly-owned subsidiary, NAPW, Inc., where an employee was allegedly terminated for asserting rights under Section 7 of the NLRA. While the Company disputes that any rights were impacted, the NLRB has issued its order requiring the Company to take certain remedial actions in the form of posting notices and revising certain policies, as well as to pay the claimant certain back pay and offer reinstatement. The Company has complied with the order by posting notices, revising certain policies and offering the claimant reinstatement. In April of 2018 the Company settled the remaining backpay portion of the case.

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

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened assertion of claims against the Company. The letter alleges that White Winston suffered $2,241,958 in damages as a result of the Company’s alleged conduct that caused a delay in White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. The Company investigated White Winston’s claims and communicated to White Winston that the Company denies liability for any such claims. White Winston filed an action, entitled White Winston Select Asset Funds, LLC v. Professional Diversity Network, Inc., No. 18-cv-10844, on April 30, 2018 in the United States District Court for the District of Massachusetts making similar claims and alleging that it suffered a loss of $1,708,233 as a result of the delay in selling shares. White Winston seeks to recover compensatory damages, double or treble damages under M.G.L. ch. 93A, and costs and attorneys’ fees. White Winston served its complaint on July 12, 2018. The court has granted the Company an extension to September 4, 2018 to answer or otherwise respond.

NAPW and PDN are two of the named Respondents in a Nassau County District Court Landlord/Tenant Summary Proceeding, and they have been sued by Hoegh Autoliners Inc, their former Landlord, having to do with a Jericho NY premises (the “Jericho Premises”). NAPW and PDN had sublet the Jericho Premises to a subtenant, who has agreed to repay to the Landlord the sums due in rent, to the date of vacancy. The Jericho Premises have been surrendered to the Landlord, and the Landlord has agreed to release both NAPW and PDN if the subtenant continues to make payments pursuant to the agreed upon payment schedule. The former Landlord has also released both NAPW and PDN from the balance of the Lease Term. The matter was settled amongst all of the parties by a written Stipulation of Settlement on May 31, 2018.

NAPW is a named Respondent in a Nassau County District Court Landlord/Tenant Summary Proceeding, and is being sued by TL Franklin Avenue Plaza LLC, the former Landlord of NAPW’s Garden City, NY premises, which has now been vacated. The Petitioner, TL Franklin Avenue Plaza LLC, has alleged that NAPW is in breach of its Lease Agreement, and the matter involves the payment of back rent owing to Petitioner. The matter was settled on May 30, 2018 by a written Stipulation of Settlement, whereby NAPW has agreed to make the payments to the former Landlord, which sums represent back rents due to the former Landlord.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord is suing NAPW for the balance of the rent due under the Lease Term – which term is less than one year remaining. The case is currently being litigated, and we are currently in the pleadings phase of the litigation.

The Company is a party to a proceeding captioned Gerbie, et al. v. Professional Diversity Network, Inc. (U.S. Dist. Ct., N.D. Ill.), a putative class action alleging violations of the Telephone Consumer Protection Act. This matter is in a very early stage and the Company is in the process of evaluating any potential exposure. However, the Company generally believes that its practices and procedures are compliant with the Telephone Consumer Protection Act. The Company plans to vigorously defend itself in court and simultaneously explore any reasonable settlement opportunities.

NAPW and PDN are two of the named Respondents in a Superior Court of New Jersey Proceeding, and they are being sued by Shore Digital LLC. The Petitioner in this matter, Shore Digital LLC is alleging that both NAPW and PDN are in breach of contract, and the matter involves the payment of the entire value of the contract plus counsel feels, interests, and costs owing to the Petitioner. The case is on-going, and discussions are taking place to assess the company’s options to settle the matter without further litigation.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed in June of 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. While any lawsuit involves inherent uncertainty, Management does not expect the resolution of this matter to have a material impact on the Company’s financial condition.

The Company is a party to a proceeding captioned Jacqueline M. Jefferson v. Noble Voice, No. 440-2018-06979 (EEOC), filed with the Equal Employment Opportunity Commission (“EEOC”) on July 10, 2018 and alleging violations of Title VII and the Equal Pay Act of 1963, where an employee alleges she was terminated by the Company due to her age on May 25, 2018. Ms. Jefferson’s termination was as a result of the sale of the Noble Voice business on May 25, 2018. The Company is in the process of providing a response to the EEOC.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: August 14, 2018	By:	/s/ Jiangping (Gary) Xiao
	Name:	Jiangping (Gary) Xiao
	Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

