Form 10-Q
period 2018-09-30
Professional Diversity Network, Inc.
filed 2018-11-19
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

Yes [X] No [  ]

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

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ]Yes [  ]No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 4,856,948 shares outstanding of the registrant’s common stock outstanding as of November 16, 2018.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

PART I

ITEM 1.	FINANCIAL STATEMENTS

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Adjusted)
Current Assets:
Cash and cash equivalents (Amounts related to variable interest entity of $907,590 and $1,671,378 as of September 30, 2018 and December 31, 2017, respectively)	$1,653,149	$2,926,088
Accounts receivable, net	527,565	905,723
Incremental direct costs	21,158	145,292
Prepaid expenses and other current assets	461,931	478,379
Current assets from discontinued operations	194,209	1,180,099
Total current assets	2,858,012	5,635,581

Property and equipment, net	96,553	221,184
Capitalized technology, net	187,258	153,381
Goodwill	339,451	5,590,150
Intangible assets, net	4,408,934	6,264,706
Merchant reserve	760,849	760,849
Security deposits	74,588	225,957
Long-term assets from discontinued operations	-	137,114
Total assets	$8,725,645	$18,988,922

Current Liabilities:
Accounts payable	$1,465,890	$1,120,444
Accrued expenses	785,682	1,166,214
Deferred revenue	2,440,998	4,004,015
Customer deposits	14,563	-
Current liabilities from discontinued operations	219,693	484,524
Total current liabilities	4,926,826	6,775,197

Deferred tax liability	1,206,098	1,803,519
Deferred rent	45,800	56,082
Other liabilities	-	52,321
Long-term liabilities from discontinued operations	7,762	-
Total liabilities	6,186,486	8,687,119

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value; 45,000,000 shares authorized; 4,856,213 shares and 3,963,864 shares issued as of September 30, 2018 and December 31, 2017, respectively; and 4,855,165 shares and 3,962,816 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	48,562	39,639
Additional paid in capital	83,566,225	80,016,218
Accumulated other comprehensive loss	(13,383)	28,848
Accumulated deficit	(81,025,128)	(69,745,785)
Treasury stock, at cost; 1,048 shares at September 30, 2018 and December 31, 2017	(37,117)	(37,117)
Total stockholders' equity	2,539,159	10,301,803

Total liabilities and stockholders' equity	$8,725,645	$19,179,065

See Note 3 for Additional Variable Interest Entity Disclosures.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Membership fees and related services	$1,112,042	$2,204,909	$4,059,989	$7,465,202
Recruitment services	705,040	694,454	2,018,832	1,977,101
Product sales and other	3,180	18,285	13,197	91,226
Education and training	-	68,890	16,048	898,584
Consumer advertising and marketing solutions	74,360	65,188	218,637	189,217
Total revenues	1,894,622	3,051,726	6,326,703	10,621,330

Costs and expenses:
Cost of revenues	291,685	357,481	917,429	1,213,669
Sales and marketing	977,148	1,598,530	3,093,798	5,759,849
General and administrative	1,786,408	2,711,640	6,202,087	9,564,428
Litigation settlement	342,472	155,216	342,472	155,216
Goodwill impairment charge	5,250,699	-	5,250,699	9,920,305
Depreciation and amortization	650,103	757,144	1,989,125	2,294,012
Total costs and expenses	9,298,515	5,580,011	17,795,610	28,907,479

Loss from operations	(7,403,893)	(2,528,285)	(11,468,907)	(18,286,149)

Other (expense) income
Interest expense	29,549	-	29,549	(12,399)
Interest and other income	(4,368)	4,117	299	9,218
Other finance costs	-	5,318	22,558	7,082
Other income, net	25,181	9,435	52,406	3,901

Loss before income tax benefit	(7,378,712)	(2,518,850)	(11,416,501)	(18,282,248)
Income tax expense (benefit)	(189,950)	(201,123)	(562,415)	(1,126,220)
Loss from continuing operations	(7,188,762)	(2,317,727)	(10,854,086)	(17,156,028)
Loss from discontinued operations, net of tax, including gain on sale of $63,687	(40,735)	(170,358)	(425,258)	(508,582)
Net loss	(7,229,497)	(2,488,085)	(11,279,344)	(17,664,610)

Other comprehensive loss:	(7,229,497)	(2,488,085)	(11,279,344)	(17,664,610)
Foreign currency translation adjustment	(28,480)	(3,056)	(42,231)	(1,435)
Comprehensive loss	$(7,257,977)	$(2,491,141)	$(11,321,575)	$(17,666,045)

Basic and diluted loss per share:
Continuing operations	(1.48)	(0.59)	(2.42)	(4.39)
Discontinued operations	(0.01)	(0.04)	(0.09)	(0.13)
Net loss	$(1.49)	$(0.63)	$(2.51)	$(4.52)

Weighted average shares used in computing net loss per common share:
Basic and diluted	4,856,044	3,932,886	4,485,358	3,912,282

See Note 3 for Additional Variable Interest Entity Disclosures.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Loss from continuing operations	$(10,854,086)	$(17,156,028)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities– continuing operations:
Depreciation and amortization	1,989,125	2,294,012
Deferred tax expense (benefit)	(374,536)	(1,098,765)
Goodwill impairment charge	5,250,699	9,920,305
Stock-based compensation expense	637,062	731,322
Provision for bad debt	20,000	28,544
Write-off of security deposit	149,292	-
Write-off of property and equipment	51,804	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	354,408	38,836
Prepaid expenses and other current assets	11,033	474,711
Incremental direct costs	124,134	181,788
Accounts payable	345,575	(971,728)
Accrued expenses	(332,578)	177,684
Deferred revenue	(1,553,245)	(1,062,884)
Deferred rent	(10,282)	8,591
Customer deposits	(32)	-
Other liabilities	(36,969)	45,322
Net cash used in operating activities– continuing operations	(4,228,596)	(6,388,290)
Net cash provided by (used in) operating activities – discontinued operations	17,793	(91,173)
Net cash used in operating activities	(4,210,803)	(6,479,463)

Cash flows from investing activities:
Costs incurred to develop technology	(89,006)	(122,597)
Purchases of property and equipment	(7,206)	(156,704)
Security deposit	-	(18,305)
Net cash (used in) provided by investing activities– continuing operations	(96,213)	(297,606)
Net cash provided by investing activities – discontinued operations	200,000	-
Net cash provided by (used in) investing activities	103,787	(297,606)

Cash flows from financing activities:
Proceeds from the sales of common stock	2,921,868	3,000,000
Payment of offering costs	-	(144,000)
Merchant reserve	-	646,078
Net cash provided by financing activities	2,921,868	3,502,078

Effect of exchange rate fluctuations on cash and cash equivalents	(87,791)	(831)
Net decrease in cash and cash equivalents	(1,272,939)	(3,275,822)
Cash and cash equivalents, beginning of period	2,926,088	5,855,471
Cash and cash equivalents, end of period	$$1,653,149	$$2,579,649

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$67,954	$1,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), Noble Voice LLC and Compliant Lead LLC (collectively, “Noble Voice”), PDN (Hong Kong) International Education Ltd, PDN (Hong Kong) International Education Information Co., Ltd, and PDN (China) International Culture Development Co. Ltd, each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. In November 2017, Jiangxi PDN Culture Media Co., Ltd became our consolidated variable interest entity (VIE). Laws and regulations of the People’s Republic of China (“PRC”) prohibit or restrict companies with foreign ownership from certain activities and benefits including eligibility for certain government grants and certain rebates related to commercial activities. To provide the Company the expected residual returns of the VIE, the Company, through its wholly-owned subsidiary PDN (China) International Culture Development Co., Ltd., entered into a series of contractual arrangements with the VIE and its registered shareholders to enable the Company, to exercise effective control over the VIE, receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks of the VIE as if it were the sole shareholder; and have an exclusive option to purchase all of the equity interests in the VIE. Please refer to Note 3 for more details about the VIE. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at events hosted at its local chapters across the country. The Company established business operations in China in 2017. Our business activities, similar to those in the United States, will be focused on providing tools, products and services in China, which will assist in personal and professional development.

On May 25, 2018, the Company sold Noble Voice to a long-time customer of the Company and exited the business segment conducted by Noble Voice. See Note 3 for additional information.

2. Liquidity, Financial Condition and Management’s Plans

At September 30, 2018, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sales of shares of common stock in the first nine months of 2018.

The Company had an accumulated deficit of approximately $81,025,000 at September 30, 2018. During the nine months ended September 30, 2018, the Company generated a net loss from continuing operations of approximately $10,854,000, used cash in continuing operations of approximately $4,229,000, and the Company expects that it will continue to generate operating losses for the foreseeable future. At September 30, 2018, the Company had a cash balance of approximately $1,653,000. Total revenues were approximately $1,895,000 and $3,052,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $6,327,000 and $10,621,000 for the nine months ended September 30, 2018 and 2017, respectively. The Company had working capital deficiency of approximately $2,069,000 and $1,140,000 at September 30, 2018 and December 31, 2017, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to alleviate the substantial doubt, the Company has approved and undertaken several measures.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Company is closely monitoring operating costs and capital requirements. Management of the Company also made efforts in 2017 and first three quarters of 2018 to contain and reduce cost, including implementing a new approval process over travel and other expenses, significantly reducing the cash compensation for independent board directors, terminating non-performing employees and eliminating certain positions, and replacing and negotiating with certain vendors. We also sold our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are still not successful in sufficiently reducing our costs, we may then need to dispose our other assets or discontinue business lines.

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

On November 5, 2018, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with GNet Tech Holdings Public Limited Company (the “GNet Tech”), a related party through one of the Company’s shareholders, Cosmic Forward Limited (“CFL”), pursuant to which the Company issued to GNet Tech a $500,000 convertible promissory note with an interest rate of 6% per annum (the “Note”). The Note shall mature six months after the date of issuance (the “Maturity Date”). Pursuant to the Note Purchase Agreement and the Note, at any time on or after the Maturity Date, at the election of the note holder, the Note will convert into the Company’s common stock (the “Common Stock”) at a conversion price of the lower of (i) the closing price of the Common Stock on NASDAQ immediately preceding the date of issuance or the date of conversion, as applicable, or (ii) the average closing price of the Common Stock on NASDAQ for the five trading days immediately preceding the date of issuance or the date of conversion, as applicable (the “Minimum Price”). However, in no event shall the conversion price be less than the Minimum Price on the date of issuance. The issuance of the Note is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

On November 16, 2018, the Company entered into a revolving credit facility agreement (the “Revolving Credit Facility Agreement”) with GNet Tech, pursuant to which GNet Tech has agreed to provide the Company with working capital to support its business. The availability period of the Revolving Credit Facility (“RCF”) is the date of the Revolving Credit Facility Agreement until May 31, 2020. GNet Tech agreed to provide the Company with a RCF with a maximum of GBP £1,500,000 at interest of LIBOR rate plus 4% per annum, payable at the end of one, three or six months (specified by the Company) after the loan is drawn. The Company shall repay the loan on May 31, 2020, or any other date which may be agreed in writing between the parties.

Management believes that its available funds will be sufficient to meet its working capital requirements through November 2019. However, there can be no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. Due to China’s foreign currency control, the Company may not be able to move money between China and the U.S. freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country. We need to get approval from the Chinese government to move money from China to the U.S. which might take extra time. As of September 30, 2018 we had a $1,332,000 cash balance in China.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 30, 2018 (the “Annual Report”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2017 and 2016. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Annual Report. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$908	1,671
Total assets	$1,234	1,672
Total liabilities	$18	257

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Total net revenue	$-	$-	$-	$-
Net loss	$(23)	$-	$(132)	$-

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. Direct sales to customers are most typically a twelve month contract for services and as such the revenue for each contract is recognized ratably over its twelve month term. Event revenue is recognized in the month that the event takes place and e-commerce sales are for one month job postings and the revenue from those sales are recognized in the month the sale is made. Our recruitment services mainly consist of the following products:

●	On-line job postings to our diversity sites and to our broader network of websites including the National Association for the Advancement of Colored People, National Urban League and over 20 other partner organizations

●	OFCCP job promotion and recordation services

●	Diversity job fairs, both in person and virtual fairs

●	Diversity recruitment job advertising services

●	Cost per application, a service that employers can purchase whereby PDN sources qualified candidates and charges only for those applicants who meet the employers’ minimum qualifications

●	Diversity executive staffing services

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

Discontinued Operations

On May 25, 2018, the Company sold Noble Voice to a long-time customer of the Company and exited the business segment previously conducted by Noble Voice. The sales included all property, equipment, intangible assets, and other long-term assets. The Company retained cash, receivables, payables, and other current and non-current assets and liabilities. The purchase price was $200,000 and the gain on the transaction was approximately $64,000.

All historical operating results for Noble Voice are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. During the three months ended September 30, 2018, loss from discontinued operations was $41,000, net of tax expense of $26,000, compared to a loss of $170,000, net of tax benefit of $12,000 during same period in the prior year. During the nine months ended September 30, 2018, loss from discontinued operations was $425,000, net of tax benefit of $25,000 compared to a loss of $509,000, net of tax benefit of $34,000 during same period in the prior year.

Assets and liabilities that the Company retained, which were previously reported in the Noble Voice operating segment, are now included in current assets from discontinued operations, current liabilities from discontinued operations, and long-term liabilities from discontinued operations. As of September 30, 2018, the current assets from discontinued operations were $194,000, compared to $1,180,000 as of December 31, 2017. As of September 30, 2018, current liabilities from discontinued operations were $220,000 compared to $485,000 as of December 31, 2017. As of September 30, 2018, long-term liabilities from discontinued operations were $8,000. There were no long-term liabilities from discontinued operations as of December 31, 2017.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended September 30, 2018 and 2017, the Company incurred advertising and marketing expenses of approximately $565,000 and $658,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred advertising and marketing expenses of approximately $1,238,000 and $2,246,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At September 30, 2018 and December 31, 2017, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share – The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended September 30, 2018 and 2017 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of September 30,
	2018	2017
Warrants to purchase common stock	170,314	170,314
Stock options	499,439	284,897
Unvested Restricted stock units	42,727	15,544
Unvested restricted stock	9,886	2,778
Total dilutive securities	722,366	473,533

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which was subsequently modified in August 2015 by ASU No. 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date.” As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The core principle of ASU No. 2014-09 is that companies should recognize revenue when the transfer of promised goods or services to customers occurs in an amount that reflects what the company expects to receive. It requires additional disclosures to describe the nature, amount, timing and uncertainty of revenue and cash flows from contracts with customers. In 2016, the FASB issued additional ASUs that clarify the implementation guidance on principal versus agent considerations (ASU 2016-08), on identifying performance obligations and licensing (ASU 2016-10), and on narrow-scope improvements and practical expedients (ASU 2016-12) as well as on the revenue recognition criteria and other technical corrections (ASU 2016-20). Since the Company is an Emerging Growth Company “EGC”, it will adopt the standard on January 1, 2019, using the modified retrospective transition method, which may result in a cumulative-effect adjustment for deferred revenue to the opening balance sheet for 2019 and the restatement of the financial statements for all prior periods presented. The Company continues to evaluate the impact of adoption of this standard on its consolidated financial statements and disclosures.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business” (“ASU 2017-01”). The amendments in ASU 2017-01 is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2018, including interim periods within annual periods beginning after December 15, 2019. The Company does not expect that the ASU will have a material impact on our financial condition or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (ASC 350): Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Therefore, any carrying amount which exceeds the reporting unit’s fair value (up to the amount of goodwill recorded) will be recognized as an impairment loss. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception” (“ASU 2017-11”). ASU 2017-11 eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. It is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect that the ASU will have a material impact on our financial condition or results of operations.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company does not expect that the ASU will have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software, regardless of whether they convey a license to the hosted software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by this ASU. The amendments are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of the adoption of this guidance on its consolidated financial statements.

In October 2018, the FASB released ASU No. 2018-17, Consolidation (ASC 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, which improves the consistency of the application of the variable interest entity (VIE) related party guidance for common control arrangements. The amendments require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP) when determining whether a decision-making fee is a variable interest. ASU 2018-17 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The amendments should be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. The Company does not expect that the ASU will have a material impact on our financial condition or results of operations.

4. Capitalized Technology

Capitalized technology, net is as follows:

	September 30, 2018	December 31, 2017
Capitalized cost:
Balance, beginning of period	$2,043,122	$1,860,558
Additional capitalized cost	88,868	182,564
Balance, end of period	$2,131,990	$2,043,122

Accumulated amortization:
Balance, beginning of period	$1,889,741	$1,698,954
Provision for amortization	54,991	190,787
Balance, end of period	$1,944,732	$1,889,741
Capitalized Technology, net	$187,258	$153,381

Amortization expense were approximately $21,000 and $39,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $55,000 and $147,000 for the nine months ended September 30, 2018 and 2017, respectively, and are recorded in depreciation and amortization expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

5. Intangible Assets

Intangible assets, net is as follows:

September 30, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(1,593,514)	$2,376,486
Paid Member Relationships	5	890,000	(714,472)	175,528
Member Lists	5	8,957,000	(7,190,480)	1,766,520
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		$14,905,000	$(10,586,466)	4,318,534
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$4,408,934

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(1,295,764)	$2,674,236
Paid Member Relationships	5	890,000	(580,972)	309,028
Member Lists	5	8,957,000	(5,846,931)	3,110,069
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(359,027)	80,973
		$14,905,000	$(8,730,694)	6,174,306
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$6,264,706

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2018 (three months)	$591,600
2019	1,846,697
2020	397,000
2021	397,000
2022	397,000
Thereafter	689,237
$4,318,534

Amortization expenses of $618,000 and $670,000 were the three months ended September 30, 2018 and 2017, respectively, and $1,866,000 and $2,016,000 for the nine months ended September 30, 2018 and 2017, respectively, and are recorded in depreciation and amortization expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Rent expense, amounting to approximately $87,000 and $401,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $495,000 and $847,000 for the nine months ended September 30, 2018 and 2017, respectively, and are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Legal Proceedings

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened assertion of claims against the Company. The letter alleges that White Winston suffered $2,241,958 in damages as a result of the Company’s alleged conduct that caused a delay in White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. The Company investigated White Winston’s claims and communicated to White Winston that the Company denies liability for any such claims. White Winston filed an action, entitled White Winston Select Asset Funds, LLC v. Professional Diversity Network, Inc., No. 18-cv-10844, on April 30, 2018 in the United States District Court for the District of Massachusetts making similar claims and alleging that it suffered a loss of $1,708,233 as a result of the delay in selling shares. White Winston seeks to recover compensatory damages, double or treble damages under M.G.L. ch. 93A, and costs and attorneys’ fees. White Winston informed the Company on October 23, 2018 that they cannot meet the jurisdiction requirement for federal court and are therefore voluntarily dismissing this federal court case and re-filing a new case in state court.

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

The Company is a party to a proceeding captioned Gerbie, et al. v. Professional Diversity Network, Inc. (U.S. Dist. Ct., N.D. Ill.), a putative class action alleging violations of the Telephone Consumer Protection Act. A settlement has been reached and case has been dismissed by the court. The Company believes that its practices and procedures were compliant with the Telephone Consumer Protection Act and admitted no fault.

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed in June of 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the earliest stages of discovery. The potential financial impact on the Company is inherently uncertain at this point.

The Company is a party to a proceeding captioned Jacqueline M. Jefferson v. Noble Voice, No. 440-2018-06979 (EEOC), filed with the Equal Employment Opportunity Commission (“EEOC”) on July 10, 2018 and alleging violations of Title VII and the Equal Pay Act of 1963, where an employee alleges she was terminated by the Company due to her age on May 25, 2018. Ms. Jefferson’s termination was as a result of the sale of the Noble Voice business on May 25, 2018. The Company and Jacqueline Jefferson are in the process of mediation.

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

7. Income Taxes

The effective income tax rate for the three months ended September 30, 2018 and 2017 was 2.6% and 8.0%, respectively, resulting in a $190,000, and $201,000 income tax benefit, respectively. The effective income tax rate for the nine months ended September 30, 2018 and 2017 was 4.9% and 6.2%, respectively, resulting in a $562,000 and $1,126,000 income tax benefit, respectively. The difference in the effective income tax rate for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, is mainly attributable to the decrease in tax rates pursuant to the U.S. Tax Cuts and Jobs Act, an impairment charge recognized on NAPW’s goodwill, and a change in the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2018 and December 31, 2017.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

8. Stock-Based Compensation

Equity Incentive Plans – The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The Company amended the 2013 Plan to increase the number of authorized shares of common stock under the Plan from 225,000 shares to 615,000 shares, which the Company’s stockholders approved on June 26, 2017. The Company further amended the 2013 Plan to increase the number of authorized shares of common stock under the Plan by 300,000 shares, which the Company’s stockholders approved and ratified on November 8, 2018. The Company is now authorized to issue 915,000 shares under the amended 2013 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2018	246,564	$11.17	9.1	$-
Granted	253,000	2.82
Exercised	-	-
Forfeited/Canceled/Expired	(125)	27.6
Outstanding – September 30, 2018	499,439	$6.94	9.0	$7,500

Exercisable – September 30, 2018	251,272	$8.49	8.8	$2,500

On April 19, 2018, the Company granted 75,000, 75,000, 70,000 and 30,000 stock options to Executive Chairman Jingbo Song, Non-executive Chairman James Kirsch, CEO Michael Wang and CFO Gary Xiao, respectively, in connection with their employment agreements. On September 7, 2018, the Company granted 3,000 stock options to an employee, in connection with his employment agreement. These options had an aggregate fair value of $547,000, using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.77% to 2.82%
Expected dividend yield	0.00%
Expected volatility	97.4% to 98.8%
Expected term	5.4 to 5.5 years

The April 19, 2018 options granted are exercisable at an exercise price of $2.82 per share over a ten-year term and vest over two years, with one-third vested upon grant, while the September 7, 2018 options granted are exercisable at an exercise price of $3.07 per share over a ten-year term and vest over two years, with one-third vested upon grant.

The Company recorded non-cash compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations, of approximately $137,000 and $88,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $524,000 and $618,000 for the nine months ended September 30, 2018 and 2017, respectively, related to stock option grants.

Total unrecognized compensation expense related to unvested stock options at September 30, 2018 amounted to approximately $435,000 and is expected to be recognized over a remaining weighted average period of 1.2 years.

Warrants

As of September 30, 2018, there were 170,314 warrants outstanding and exercisable, with a weighted average exercise price of $32.44 per share. The weighted average remaining contractual life of the warrants at September 30, 2018 and December 31, 2017 was 2.6 and 3.3 years, respectively, and the aggregate intrinsic value was 0.

The Company did not grant any warrants to purchase shares of common stock during the nine months ended September 30, 2018.

No compensation cost was recognized for the three and nine months ended September 30, 2018 and 2017 pertaining to warrants.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Restricted Stock and Restricted Stock Units

During the first nine months of 2018, the Company granted 42,727 restricted stock units (“RSUs”) to certain Board members and 9,886 restricted stock to senior management. The RSUs vest one year after they were awarded, subject to continued service on the vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the dates of grant were $2.82 and $3.07 per share, based upon the closing market price on the grant dates. The aggregate grant date fair value of the combined awards amounted to $154,000.

A summary of the restricted stock award activity for the nine months ended September 30, 2018 is as follows:

Number of Shares

Unvested Outstanding at December 31, 2017	15,544
Granted	52,613
Forfeited	-
Vested	(15,544)
Unvested Outstanding at September 30, 2018	52,613

On June 26, 2017, the Company granted 15,544 RSUs to certain Board members. The RSUs vested on June 28, 2018. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant was $7.72 per share, based upon the closing market price on the grant date. The aggregate grant date fair value of the combined awards amounted to $120,000.

The Company recorded non-cash compensation expenses of approximately $34,000 and $58,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $113,000 and $113,000 for the nine months ended September 30, 2018 and 2017, respectively, related to restricted stock grants.

Total unrecognized compensation expense related to unvested restricted stock and unvested restricted stock units at September 30, 2018 amounts to approximately $101,000 and is expected to be recognized over a weighted average period of 0.5 year.

9. Segment Information

Beginning on May 26, 2018, the Company operates in the following segments: (A) United States: (i) PDN Network and (ii) NAPW Network, and (B) China Operations. The segments are categorized based on their business activities and organization. Prior to May 26, 2018, the Company operated in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network, and (B) China Operations. The following tables present key financial information of the Company’s reportable segments as of and for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$1,058,443	$53,599	$-	$1,112,042
Recruitment services	705,040	-	-	-	705,040
Products sales and other	-	3,180	-	-	3,180
Consumer advertising and marketing solutions	74,360	-	-	-	74,360
Total revenues	779,400	1,061,623	53,599	-	1,894,622
(Loss) income from continuing operations	67,617	(6,163,059)	(448,714)	(859,737)	(7,403,893)
Depreciation and amortization	15,757	631,485	2,861	-	650,103
Income tax expense (benefit)	6,510	(269,371)	-	72,913	(189,950)
Net (loss) income from continuing operations	66,807	(5,893,686)	(429,233)	(932,650)	(7,188,762)
Capital expenditures	-	-	(3,639)	-	(3,639)

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	Nine Months Ended September 30, 2018
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$3,878,875	$181,114	$-	$4,059,989
Recruitment services	2,018,832	-	-	-	2,018,832
Products sales and other	-	13,197	-	-	13,197
Education and training	-	-	16,048	-	16,048
Consumer advertising and marketing solutions	218,637	-	-	-	218,637
Total revenues	2,237,469	3,892,072	197,162	-	6,326,703
Loss from continuing operations	15,858	(7,360,589)	(1,273,897)	(2,850,279)	(11,468,907)
Depreciation and amortization	49,722	1,926,366	13,037	-	1,989,125
Income tax expense (benefit)	1,832	(408,375)	2,265	(158,137)	(562,415)
Net loss from continuing operations	31,183	(6,952,214)	(1,240,913)	(2,692,142)	(10,854,086)
Capital expenditures	-	-	(7,206)	-	(7,206)

	September 30, 2018
Goodwill	$339,451	$-	$-	$-	$339,451
Intangible assets, net	90,400	4,318,534	-	-	4,408,934
Assets from continuing operations	1,542,973	5,423,600	1,564,863	-	8,531,436

	Three Months Ended September 30, 2017
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$2,204,909	$-	$-	$2,204,909
Recruitment services	694,454	-	-	-	694,454
Products sales and other	-	18,285	-	-	18,285
Education and training	-	-	68,890	-	68,890
Consumer advertising and marketing solutions	65,188	-	-	-	65,188
Total revenues	759,642	2,223,194	68,890	-	3,051,726
(Loss) income from continuing operations	40,429	(1,219,722)	(348,630)	(1,000,362)	(2,528,285)
Depreciation and amortization	13,213	740,489	3,442	-	757,144
Income tax expense (benefit)	3,283	(93,955)	(43,043)	(67,408)	(201,123)
Net (loss) income from continuing operations	51,263	(1,125,767)	(310,269)	(932,954)	(2,317,727)
Capital expenditures	93,676	-	12,356	-	106,032

	Nine Months Ended September 30, 2017
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$7,465,202	$-	$-	$7,465,202
Recruitment services	1,977,101	-	-	-	1,977,101
Products sales and other	-	91,226	-	-	91,226
Education and training	-	-	898,584	-	898,584
Consumer advertising and marketing solutions	189,217	-	-	-	189,217
Total revenues	2,166,318	7,556,428	898,584	-	10,621,330
(Loss) income from continuing operations	(66,187)	(13,185,268)	(286,957)	(4,747,737)	(18,286,149)
Depreciation and amortization	67,099	2,220,806	6,107	-	2,294,012
Income tax expense (benefit)	(3,422)	(831,178)	-	(291,620)	(1,126,220)
Net (loss) income from continuing operations	(50,859)	(12,354,090)	(294,962)	(4,456,117)	(17,156,028)
Capital expenditures	100,823	10,646	48,060	-	159,529

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	December 31, 2017
Goodwill	$339,451	$5,250,699	$-	$-	$5,590,150
Intangible assets, net	90,400	6,174,306	-	-	6,264,706
Assets from continuing operations	1,726,061	12,889,367	3,056,281	-	17,671,709

10. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued for potential recognition or disclosure. On November 5, 2018, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with GNet Tech Holdings Public Limited Company (the “GNet Tech”), pursuant to which the Company issued to GNet Tech a $500,000 convertible promissory note with an interest rate of 6% per annum (the “Note”). The Note shall mature six months after the date of issuance (the “Maturity Date”). Pursuant to the Note Purchase Agreement and the Note, at any time on or after the Maturity Date, at the election of the note holder, the Note will convert into the Company’s common stock (the “Common Stock”) at a conversion price of the lower of (i) the closing price of the Common Stock on NASDAQ immediately preceding the date of issuance or the date of conversion, as applicable, or (ii) the average closing price of the Common Stock on NASDAQ for the five trading days immediately preceding the date of issuance or the date of conversion, as applicable (the “Minimum Price”). However, in no event shall the conversion price be less than the Minimum Price on the date of issuance. The issuance of the Note is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

On November 16, 2018, the Company entered into a revolving credit facility agreement (the “Revolving Credit Facility Agreement”) with GNet Tech, pursuant to which GNet Tech has agreed to provide the Company with working capital to support its business. The availability period of the Revolving Credit Facility (“RCF”) is the date of the Revolving Credit Facility Agreement until May 31, 2020. GNet Tech agreed to provide the Company with a RCF with a maximum of GBP £1,500,000 at interest of LIBOR rate plus 4% per annum, payable at the end of one, three or six months (specified by the Company) after the loan is drawn. The Company shall repay the loan on May 31, 2020, or any other date which may be agreed in writing between the parties.

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

On May 25, 2018, the Company sold Noble Voice to a long-time customer of the Company and exited the business segment. The Company retained all receivables and payables prior to the May 25, 2018 closing date and as a result of this divestiture, ceased operating losses on that division immediately upon the sale. Management believes that education lead generation business is not important to the Company’s long-term strategy and with the sale of the Noble Voice division, the Company is now able to focus on executing its long term plan for its PDN jobs recruitment division and NAPW.

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

In the third quarter of 2017, PDN China began to transact IAW annual memberships in China, ranging from RMB 20,000 to RMB 200,000 (approximately $3,000 to $30,000). Additionally IAW China held its first IAW VIP China event at the Women’s Forum Global Meeting, in Paris, France. Also, on December 2, 2017, PDN China held its largest education and training event of the year. The event, “The International Capital Leadership Summit”, took place in Beijing, China. Among its many notable speakers was Mr. Bruce Aust, Vice Chairman of the Nasdaq Exchange, who was featured at the event. In the fourth quarter of 2017, PDN China began to transact annual business club memberships in China, ranging from RMB 20,000 to RMB 100,000 (approximately $3,000 to $15,000).

Through the third quarter of 2018, our PDN Network, NAPW Network, and China Operations businesses represented 41.2%, 56.0%, and 2.8% of our revenues, respectively. As of September 30, 2018, we had approximately 10.7 million registered users in our PDN Network and approximately 954,000 registered users, or members, in the NAPW Network. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

Sources of Revenue

We generate revenue from (i) paid membership subscriptions and related services, (ii) recruitment services, (iii) product sales, (iv) education and training and (v) consumer advertising and consumer marketing solutions. The following table sets forth our revenues from each product as a percentage of total revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Percentage of revenue by product:
Membership fees and related services	58.7%	72.3%	64.1%	70.3%
Recruitment services	37.2%	22.7%	31.9%	18.6%
Products sales and other	0.2%	0.6%	0.2%	0.8%
Education and training	-%	2.3%	0.3%	8.5%
Consumer advertising and consumer marketing solutions	3.9%	2.1%	3.5%	1.8%

Paid Membership Subscriptions and Related Services. Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately 100 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership. NAPW Membership subscriptions represented approximately 99.7% and 99.2%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended September 30, 2018 and 2017, and 99.7% and 98.8%, respectively, for the nine months ended September 30, 2018 and 2017.

As part of the launch of IAW in the United States, the Company began to offer a monthly membership option in January 2018, in addition to an annual membership option. While this has increased the number of new members registering, membership revenue is received on a monthly rather than an annual basis. The new IAW is focused on delivering member benefits and providing value to those who join as paid members.

In the third quarter of 2017, PDN China began to transact IAW annual memberships in China, ranging from RMB 20,000 to RMB 200,000 (approximately $3,000 to $30,000). In the fourth quarter of 2017, PDN China began to transact annual business club memberships in China, ranging from RMB 20,000 to RMB 100,000 (approximately $3,000 to $15,000). IAW memberships comprised approximately 100% of revenue attributable to China Operations for the three months ended September 30, 2018, and 91.9% for the nine months ended September 30, 2018.

Recruitment Services. We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“ OFCCP ”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services. Recruitment advertising revenue constituted approximately 90.5% and 91.4%, respectively, of revenue attributable to the PDN Network business segment for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, recruitment advertising revenue constituted approximately 90.2% and 91.3%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time. Product sales represented approximately 0.3% and 0.8%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended September 30, 2018 and 2017, and 0.3% and 1.2%, respectively, of revenue attributable to the NAPW Network business segment for the nine months ended September 30, 2018 and 2017.

Education and Training. In March of 2017 we began our China Operations by creating a Shared Economy summit series designed to provide education and training to Chinese business people. Our initial event was a paid event which generated revenue through paid event admission fees. Education and training represented approximately 0% and 100%, respectively, of the revenue attributable to China Operations for the three months ended September 30, 2018 and 2017, and 8.1% and 100%, respectively, of revenue attributable to China Operations for the nine months ended September 30, 2018 and 2017.

Consumer Advertising and Consumer Marketing Solutions.  We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers the opportunity to post recruitment advertising and job openings.  We generate revenue from fees charged for those postings. Consumer advertising and marketing solutions represented approximately 9.5% and 8.6%, respectively, of the revenue attributable to the PDN Network business segment for the three months ended September 30, 2018 and 2017. For the nine months ended September 30, 2018 and 2017, consumer advertising and consumer marketing solutions revenue constituted approximately 9.8% and 8.7%, respectively, of the revenue attributable to the PDN Network business segment.

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

Financial Overview

During the three and nine months ended September 30, 2018, we experienced losses as we continued our efforts to develop China Operations, reduce costs and streamline our business. For the three months ended September 30, 2018, we realized a net loss from continuing operations of approximately $7,189,000, a $4,870,000 increase from the comparable prior year period.  This increase in net loss was primarily a result of a $5,251,000 goodwill impairment charge that was recorded during third quarter of 2018, and a decrease of $1,093,000 in revenues from membership fees, partially offset by a decrease of $926,000 in overall general and administrative expenses, and a decrease of $622,000 in overall sales and marketing costs. For the nine months ended September 30, 2018, we realized a net loss from continuing operations of approximately $10,854,000, a $6,302,000 decrease from the comparable prior year period. This decrease in net loss is primarily a result of a $4,669,000 decrease in goodwill impairment charge related to our NAPW segment, a decrease of $3,362,000 in overall general and administrative expenses, and a decrease of $2,666,000 in overall sales and marketing costs, partially offset by a decrease of $3,405,000 in revenues from membership fees, and a decrease of $883,000 in revenues from education and training.

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

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of September 30,		Change
	2018	2017	(Percent)
	(in thousands)
PDN Network Registered Users (1)	10,659	9,975	6.9%
NAPW Network Total Membership (2)	954	952	0.2%

(1)	The number of registered users may be higher than the number of actual users due to various factors. For more information, see “ Risk Factors page #18 —The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users ” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report” as filed with the SEC on March 30, 2018).

(2)	Includes both Paid Members and Unpaid Members.

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

The following table provides a reconciliation of Net Loss from continuing operations to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Loss from Continuing Operations	$(7,189)	$(2,318)	$(10,854)	$(17,156)
Stock-based compensation expense	171	146	637	731
Goodwill impairment charge	5,251	-	5,251	9,920
Depreciation and amortization	650	757	1,989	2,294
Litigation settlement	342	155	342	155
Interest Expense	(30)	-	(30)	12
Interest and other income	4	(4)	-	(9)
Income tax expense (benefit)	(190)	(201)	(562)	(1,126)
Adjusted EBITDA	$(991)	$(1,465)	$(3,227)	$(5,179)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$1,112	$2,205	$(1,093)	(49.6)%
Recruitment services	705	694	11	1.6%
Products sales and other	3	18	(15)	(83.3)%
Education and training	-	69	(69)	(100.0)%
Consumer advertising and marketing solutions	74	65	9	13.8%
Total revenues	$1,894	$3,051	$(1,157)	(37.9)%

	Nine Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$4,060	$7,465	$(3,405)	(45.6)%
Recruitment services	2,019	1,976	42	2.1%
Products sales and other	13	91	(78)	(85.7)%
Education and training	16	899	(883)	(98.2)%
Consumer advertising and marketing solutions	219	189	30	15.9%
Total revenues	$6,327	$10,620	$(4,294)	(40.4)%

Total revenues decreased $1,157,000, or 37.9% for the three months ended September 30, 2018, compared to the same prior year period, and $4,294,000, or 40.4%, for the nine months ended September 30, 2018, compared to the same prior year period, due primarily to management’s focus on reduction in sales and operations workforce as a means to cost savings and rebranding the business.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$1,062	$2,223	$(1,161)	(52.2)%
PDN Network	779	759	20	2.6%
China	54	69	(15)	(21.7)%
Total revenues	$1,895	$3,051	$(1,157)	(37.9)%

	Nine Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$3,892	$7,556	$(3,664)	(48.5)%
PDN Network	2,237	2,165	72	3.2%
China	197	899	(702)	(78.1)%
Total revenues	$6,326	$10,620	$(4,294)	(40.4)%

During the three months ended September 30, 2018, our NAPW Network generated $1,062,000 in revenue from membership fees and related services and product sales, compared to $2,223,000 for the same period in the prior year, a decrease of $1,161,000, or 52.2%. During the nine months ended September 30, 2018, our NAPW Network generated $3,892,000 in revenue from membership fees and related services and product sales and other, compared to $7,556,000 for the same period in the prior year, a decrease of $3,664,000, or 48.5%. The decrease was mainly attributable to reductions in NAPW sales staff from 37 sales representatives on average during the first nine months of 2017 to 17 sales representatives on average during the first nine months of 2018. As a part of rebranding the NAPW business, the Company also re-tooled its lead-generation and other marketing activities.

During the three months ended September 30, 2018, our PDN Network generated $779,000 in revenue, compared to $759,000 for the same period in the prior year, an increase of $20,000, or 2.6%. During the nine months ended September 30, 2018, our PDN Network generated $2,237,000 in revenue, compared to $2,165,000 for the same period in the prior year, an increase of $72,000, or 3.3%. The increase was a result of improved operational efficiencies and improvement in concerted efforts in sales growth, client retention, and customer satisfaction

During the three months ended September 30, 2018, our China Operations generated $54,000 in revenue, compared to $69,000 for the same period in the prior year, a decrease of $15,000 or 21.7%. During the nine months ended September 30, 2018, our China Operations generated $197,000 in revenue, compared to $899,000 for the same period in the prior year, a decrease of $702,000 or 78.1%. We did not hold any major paid events in the first nine months of 2018 as most our efforts were devoted to future business development.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$292	$357	$(65)	(18.2)%
Sales and marketing	977	1,599	(622)	(38.9)%
General and administrative	1,786	2,712	(926)	(34.1)%
Litigation settlement	342	155	187	120.6%
Goodwill impairment charge	5,251	-	5,251	100.0%
Depreciation and amortization	650	757	(107)	(14.1)%
Total costs and expenses	$9,298	$5,580	$(3,718)	(66.6)%

During the three months ended September 30, 2018, total costs and expenses were $9,298,000, compared to $5,580,000 for same period in the prior year, an increase of $3,718,000 or 66.6%. We recorded a $5,251,000 goodwill impairment charge in our NAPW segment in September 2018. Excluding goodwill impairment charge, the total costs and expenses were $4,047,000, a decrease of $1,533,000 compared to the same period in the prior year, primarily due to $926,000 or 34.1% decrease in general and administrative expenses and a $622,000 or 38.9% decrease in sales and marketing expenses.

	Nine Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$917	$1,214	$(297)	(24.5)%
Sales and marketing	3,094	5,760	(2,666)	(46.3)%
General and administrative	6,202	9,564	(3,362)	(35.2)%
Litigation settlement	342	155	187	120.6%
Goodwill impairment charge	5,251	9,920	(4,669)	(47.1)%
Depreciation and amortization	1,989	2,294	(305)	(13.3)%
Total costs and expenses	$17,795	$28,907	$(11,112)	(38.4)%

During the nine months ended September 30, 2018, total costs and expenses were $17,795,000, compared to $28,907,000 for the same period in the prior year, a decrease of $11,112,000, or 38.4%. The decrease is primarily a result of a $4,669,000 or 47.1% decrease in goodwill impairment charge related to our NAPW segment, a $3,362,000 or 35.2% decrease in general and administrative expenses, and a $2,666,000 or 46.3% decrease in sales and marketing expenses.

Operating Expenses

Cost of revenue: Cost of revenues decreased during the three months ended September 30, 2018 to $292,000, compared to $357,000 for the same period in the prior year, a decrease of $65,000, or 18.2%. During nine months ended September 30, 2018, cost of revenues was $917,000, compared to $1,214,000 for the same period in the prior year, a reduction of $297,000 or 24.5%. The decrease is in tandem with lower revenues.

Sales and marketing expenses: Sales and marketing expenses during the three months ended September 30, 2018 were $977,000, compared to $1,599,000 for the same period in the prior year, a decrease of $622,000, or 38.9%. The decrease was mostly attributable to a $239,000 decrease in personnel cost due to sales force reduction in our NAPW segment, a $154,000 reduction in sales commission expenses, and a $153,000 reduction in lead spending in our NAPW segment. Sales and marketing expenses for the nine months ended September 30, 2018 were $3,094,000, compared to $5,760,000 for the same period in the prior year, a decrease of $2,666,000, or 46.3%. The decrease was primarily due to a $962,000 reduction in lead spending in our NAPW segment, an $869,000 decrease in personnel costs due to sales force reduction in our NAPW segment, and a $461,000 reduction in sales commission expenses.

General and administrative expenses: General and administrative expenses for the three months ended September 30, 2018 were $1,786,000, compared to $2,712,000 for the same period in the prior year, a decrease of $926,000 or 34.1%. The decrease was mainly attributable to a $480,000 reduction in personnel costs primarily due to a large reduction in force in our NAPW segment in September 2017, a $314,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, and a $115,000 decrease in compensation to our independent board directors. General and administrative expenses for the nine months ended September 30, 2018 were $6,602,000, compared to $9,564,000 for the same period in the prior year, a decrease of $3,362,000 or 35.2%. The decrease was mainly attributable to an $890,000 reduction in legal expenses, an $888,000 reduction in personnel costs, a $366,000 decrease in compensation to our independent board directors, a $352,000 reduction in rent expenses, and a $263,000 decrease in consulting fees.

Litigation settlement: Litigation settlement for the three and nine months ended September 30, 2018 represents primarily potential settlement accrued for various cases. Litigation settlement for the three and nine months ended September 30, 2017 represents primarily $146,000 in expenses that were accrued for the potential back-pay related to the “NLRB” legal proceeding (please refer to “Legal Proceedings” for details in the previous 10-Q). Since then, the Company settled its “NLRB” litigation and paid full settlement amount of $139,000 as of September 30, 2018.

Goodwill impairment charge: As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill as of June 30, 2017, and as of September 30, 2018. Accordingly, the Company recorded a goodwill impairment charge of $9,920,000 for the nine months ended September 30, 2017, and $5,251,000 for the three and nine months ended September 30, 2018.

Depreciation and amortization expenses: Depreciation and amortization expenses for the three months ended September 30, 2018 were $650,000, compared to $757,000 for the same period in the prior year, a decrease of $107,000 or 14.1%. Depreciation and amortization expenses for the nine months ended September 30, 2018 were $1,989,000, compared to $2,294,000 for the same period in the prior year, a decrease of $305,000 or 13.3%. The decrease for the three and nine months ended September 30, 2018 was mainly attributable to a reduction in amortization expenses resulting from the amortization of the intangible assets as listed in Note 5 on page 10 of this quarterly report.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$7,225	$3,443	$3,782	109.8%
PDN Network	712	719	(7)	(1.0)%
China	502	418	85	20.4%
Corporate Overhead	860	1,000	(141)	(14.1)%
Total costs and expenses	$9,299	$5,580	$3,719	66.6%

	Nine Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$11,253	$20,742	$(9,489)	(45.7)%
PDN Network	2,222	2,233	(11)	(0.5)%
China	1,471	1,186	286	24.1%
Corporate Overhead	2,850	4,748	(1,897)	(40.0)%
Total costs and expenses	$17,796	$28,907	$(11,111)	(38.4)%

NAPW Network: During the three months ended September 30, 2018, total costs and expenses in our NAPW segment were $7,225,000, compared to $3,443,000 for the same period in the prior year, an increase of $3,782,000 or 109.8%. The increase was primarily due to a $5,251,000 goodwill impairment charge recorded on September 30, 2018. Excluding this non-recurring and non-cash expense, the total costs and expenses were $1,974,000 for the three months ended September 30, 2018, a decrease of $1,469,000 compared to the same period in the prior year. The decrease was a result of continued cost cutting efforts that began in the third quarter of 2017, mainly reduction in the work force that resulted in a $423,000 decrease in personnel costs, a $327,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, a $276,000 reduction in lead generation spending, a $140,000 decrease in sales commission expense, and a $61,000 decrease in consulting and outside services costs. During the nine months ended September 30, 2018, total costs and expenses were $11,253,000, compared to $20,742,000 for the same period in the prior year, a decrease of $9,489,000 or 45.7%. The decrease was a result of a $4,669,000 decrease in goodwill impairment charge, a $1,835,000 reduction in personnel costs, a $962,000 savings in lead generation spending, a $462,000 reduction in sales commissions expenses, a $388,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, a $258,000 decrease in consulting and outside services costs, and a $156,000 decrease in credit card fees.

PDN Network: During the three months ended September 30, 2018, total costs and expenses in our PDN segment were flat compared to the same period in the prior year, totaling $712,000, and $719,000, respectively. During the nine months ended September 30, 2018, total costs and expenses were also flat compared to the same period in the prior year, totaling $2,222,000, and $2,233,000, respectively.

China Operations: During the three months ended September 30, 2018, total costs and expenses in our China operations were $502,000, compared to $418,000 for the same period in the prior year, an increase of $85,000 or 20.4%. The primary reason for the increase was a $61,000 increase in marketing and advertising expenses. During the nine months ended September 30, 2018, total costs and expenses were $1,471,000, compared to $1,186,000 for the same period in the prior year, an increase of $286,000 or 24.1%. The increase was primarily driven by a $290,000 increase in personnel costs and a $102,000 increase in marketing and advertising costs, partially offset by lower cost of sales due to a reduction in revenue.

Corporate Overhead: During the three months ended September 30, 2018, total costs and expenses incurred by our Corporate Overhead segment were $860,000, compared to $1,000,000 for the same period in the prior year, a decrease of $141,000 or 14.1%. As we continue our efforts to reduce corporate level expenses, during the third quarter of 2018, we reduced compensation to our independent board directors by $115,000, and corporate personnel cost by $104,000. During the nine months ended September 30, 2018, total costs and expenses were $2,850,000, compared to $4,748,000 during the same period in the prior year, a decrease of $1,897,000 or 40.0%. Such a large decrease is a result of a decrease in legal costs by $974,000, reduction in compensation to our independent board directors by $366,000, reduction of $200,000 in corporate personnel costs, a $94,000 reduction of stock-based compensation, an $89,000 decrease of audit and accounting fees, and an $85,000 reduction in corporate travel costs.

Income Tax Expense (Benefit)

	Three Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Total	$(190)	$(201)	$11	(5.5)%

	Nine Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Total	$(562)	$(1,126)	$564	(50.1)%

The effective income tax rate for the three months ended September 30, 2018 and 2017 was 2.6% and 8.0%, respectively, resulting in a $190,000, and $201,000 income tax benefit, respectively. The effective income tax rate for the nine months ended September 30, 2018 and 2017 was 4.9% and 6.2%, respectively, resulting in a $562,000 and $1,126,000 income tax benefit, respectively. The difference in the effective income tax rate for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, is mainly attributable to the decrease in tax rates pursuant to the U.S. Tax Cuts and Jobs Act, an impairment charge recognized on NAPW’s goodwill, change in the valuation allowance and the foreign tax rate differential due to the Company’s China Operations. Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2018 and December 31, 2017.

Net Loss from Continuing Operations by Segment

The following table sets forth each operating segment’s net loss from continuing operations for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(5,894)	$(1,126)	$(4,768)	423.5%
PDN Network	67	51	16	31.2%
China	(429)	(310)	(119)	38.4%
Corporate Overhead	(933)	(933)	-	0.0%
Consolidated Net Loss from continuing operations	$(7,189)	$(2,318)	$(4,871)	210.2%

	Nine Months Ended
	September 30,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(6,952)	$(12,354)	$5,402	(43.7)%
PDN Network	31	(51)	82	(161.2)%
China	(1,241)	(295)	(946)	320.7%
Corporate Overhead	(2,692)	(4,456)	1,764	(39.6)%
Consolidated Net Loss from continuing operations	$(10,854)	$(17,156)	$6,302	(36.7)%

As the result of the factors discussed above, during the three and nine months ended September 30, 2018 we incurred a net loss from continuing operations of $7,189,000 and $10,854,000 respectively, an increase of 210.2% and a decrease of 36.7% from net loss from continuing operations of $2,318,000 and $17,156,000 during the three and nine months ended September 30, 2017, respectively. The $4,871,000 increase in net loss for the three months ended September 30, 2018 was primarily driven by a $5,251,000 goodwill impairment charge for our NAPW segment that we recorded on September 30, 2018, and a $1,161,000 decrease in revenues from membership fees, related services at our NAPW segment, partially offset by our continuous cost cutting efforts, primarily a decrease of $926,000 in general and administrative expenses and a decrease of $622,000 in sales and marketing expenses. The $6,302,000 decrease in net loss for the nine months ended September 30, 2018 was primarily a result of a $4,669,000 decrease in goodwill impairment charge related to our NAPW segment, a $3,362,000 decrease in general and administrative expenses, and a $2,666,000 decrease in sales and marketing expenses, partially offset by a $4,294,000 decrease in overall revenue period-over-period, mainly a $3,664,000 reduction in NAPW segment revenues from membership fees, related services and product sales, and a $702,000 reduction in China Operations revenues from events and IAW memberships.

NAPW Network. During the three and nine months ended September 30, 2018, our NAPW segment incurred a net loss of $5,894,000 and $6,952,000, respectively, compared to a net loss of $1,126,000 and $12,354,000 for the three and nine months ended September 30, 2017, respectively. The $4,768,000 increase in net loss for the three months ended September 30, 2018 was primarily driven by a $5,251,000 goodwill impairment charge recorded on September 30, 2018, and a $1,161,000 decrease in revenues from membership fees, related services and product sales period-over-period, partially offset by continuing decrease in overall spending, mainly a $423,000 decrease in personnel costs due to sales force reduction, a $327,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, and a $276,000 reduction in lead generation spending. The $5,402,000 decrease in net loss for the nine months ended September 30, 2018 was primarily driven by a $4,669,000 decrease in goodwill impairment charge related to our NAPW segment, and overall cost cutting efforts, mainly a $1,835,000 reduction in personnel costs, a $962,000 savings in lead generation spending, a $462,000 reduction in sales commissions expenses, a $388,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, partially offset by a $3,664,000 decrease in revenues from membership fees, related services and product sales period-over-period.

PDN Network. During the three months ended September 30, 2018, our PDN segment generated a net income of $67,000, compared to a net income of $51,000 for the three months ended September 30, 2017. The increase in net income of $16,000 was mainly a result of a $20,000 increase in revenue, while the overall costs and expenses decreased period-to-period by $7,000. During the nine months ended September 30, 2018, we generated a net income of $31,000, compared to a net loss of $51,000 for the nine months ended September 30, 2017. The increase in net income of $82,000 was primarily attributable to a $71,000 increase in revenue, a $40,000 decrease in sales and marketing expenses, and a $17,000 decrease in depreciation and amortization expenses.

China Operations. During the three months ended September 30, 2018, our China Operations incurred a net loss of $429,000, compared to a net loss of $310,000 for the comparable period in the prior year. The increase in net loss of $119,000 was mainly a result of a $15,000 decrease in revenue, while overall expenses were higher by $85,000, mainly due to a $61,000 increase in marketing and advertising expenses. During the nine months ended September 30, 2018, we incurred a net loss of $1,241,000, compared to a net loss of $295,000 for the prior year period. The increase in net loss of $946,000 was primarily driven by a $701,000 decrease in revenue, while overall expenses grew by $286,000, mainly due to a $290,000 increase in personnel costs and a $102,000 increase in marketing and advertising costs, partially offset by lower cost of sales due to a reduction in revenue.

Corporate Overhead. During the three months ended September 30, 2018, our Corporate Overhead segment incurred same amount of net loss of $933,000, compared to the same period ended September 30, 2017. While the overall costs of expenses actually decreased by $141,000 period over period as we continued our efforts to reduce corporate level expenses, primarily compensation to our independent board directors (reduction in $115,000), and corporate personnel costs (reduction in $104,000), in the third quarter of 2018 we recorded an adjustment to income tax expenses of $73,000, due to a change in the projected full-year tax rate. During the nine months ended September 30, 2018, we incurred a net loss of $2,692,000, compared to a net loss of $4,456,000 for the prior year’s corresponding period. The decrease in net loss of $1,764,000 was primarily driven by a reduction in legal costs by $974,000, reduction of compensation to our independent board directors by $366,000, reduction in $200,000 in corporate personnel costs, $94,000 reduction in stock-based compensation, an $89,000 decrease of audit and accounting fees, and an $85,000 reduction in corporate travel costs.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2018 and December 31, 2017, respectively, and is intended to supplement the more detailed discussion that follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$1,653	$2,926
Working (deficiency) capital	$(2,069)	$(1,140)

Our principal sources of liquidity are our cash and cash equivalents, including the net proceeds from the issuances of common stock to CFL and other investors. As of September 30, 2018 and December 31, 2017, we had working capital deficiency of approximately $2,069,000 and $1,140,000. During the nine months ended September 30, 2018, we generated a net loss from continuing operations of approximately $10,854,000 (including $5,251,000 goodwill impairment charge recorded during third quarter of 2018), used cash in continuing operations of approximately $4,229,000, and we expect that we will continue to generate operating losses for the foreseeable future.

We are closely monitoring operating costs and capital requirements. We also had cost reductions in the areas of staffing levels and operating budgets.

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

We currently anticipate that our available funds will be sufficient to meet our working capital requirements through November of 2019. Since the Company expects that it will continue to generate operating losses for the mid-term, the Company may require additional funding sources or need to further decrease expenses in order to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company may not be able to move money between China and the U.S. freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time.

We collect membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve month period. Starting January 2, 2018, we also offer a monthly membership for IAW in the USA for which we collect a fee on a monthly basis. Our PDN Network also sells recruitment services to employers, generally on a one year contract basis. This revenue is also deferred and recognized over the life of the contract. Our payment terms for PDN Network and Noble Voice customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Cash provided by (used in) continuing operations
Operating activities	$(4,229)	$(6,388)
Investing activities	(96)	(298)
Financing activities	2,922	3,502
Effect of exchange rate fluctuations on cash and cash equivalents	(88)	(1)
Cash provided by (used in) discontinued operations:
Operating activities	18	(91)
Investing activities	200	-
Net decrease in cash and cash equivalents	$(1,273)	$(3,276)

Net Cash Used in Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities in continuing operations was $4,229,000. We had a net loss of $10,854,000, deferred tax benefit of $375,000 which was offset by non-cash NAPW goodwill impairment charge of $5,251,000, depreciation and amortization of $1,989,000, stock-based compensation expense of $637,000, and a write off of security deposit of $149,000. Changes in operating assets and liabilities used $1,098,000 of cash during the nine months ended September 30, 2018, consisting primarily of decreases in deferred revenue and accrued expenses, partially offset by increases in accounts receivable and accounts payable.

Net cash used in operating activities in continuing operations for the nine months ended September 30, 2017 was $6,388,000. We had a net loss of $17,156,000 during the nine months ended September 30, 2017, a deferred tax benefit of $1,099,000 which was offset by non-cash NAPW goodwill impairment charge of $9,920,000, depreciation and amortization of $2,294,000, and stock-based compensation expense of $731,000. Changes in operating assets and liabilities used $1,108,000 of cash during the nine months ended September 30, 2017, consisting primarily of decreases in accounts payable and deferred revenue, partially offset by increases in prepayments, and accrued expenses.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in continuing operations for the nine months ended September 30, 2018 was $96,000, mainly consisting of $89,000 invested to develop technology.

Net cash used in investing activities in continuing operations for the nine months ended September 30, 2017 was $298,000, consisting of $157,000 invested in property and equipment, and $123,000 invested to develop new technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in continuing operations during the nine months ended September 30, 2018 was $2,922,000, consisting of $1,487,000 in gross proceeds from the January 29, 2018 issuance and sale of 380,295 shares of common stock at a price of $3.91 per share to Mr. Shengqi Cai, an individual and a resident of the People’s Republic of China, and $1,435,000 in gross proceeds from the June 25, 2018 sale of 496,510 shares of common stock at a price of $2.89 per share to China EWI International Finance Group Co., Limited, a limited liability company based in the People’s Republic of China.

Net cash provided by financing activities in continuing operations during the nine months ended September 30, 2017 was $3,502,000, consisting of $3,000,000 in gross proceeds from the January 18, 2017 issuance, $646,000 refund of merchant reserve, partially offset by a $144,000 payment of offering costs to third-party professionals.

Net Cash Used in Discontinued Operations

On May 25, 2018 we sold our Noble Voice operations.

Net cash provided by operating activities in discontinued operations for the nine months ended September 30, 2018 was $18,000. Net cash provided by investing activities for the same period was $200,000, consisting of $200,000 in gross proceeds from the sale of Noble Voice operations.

Net cash used in operating activities in discontinued operations for the nine months ended September 30, 2017 was $91,000.

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

Disclosure Controls and Procedures

As of September 30, 2018, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “ Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2018, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2017. Specifically, we continued implementing policies to more fully segregate incompatible duties within our accounting and financial reporting functions and enhance the overall internal control structure, including a more rigorous and transparent expense approval process, and segregating check signing ability for finance personnel; we continued to implement more effective financial reporting process that included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department. We also continued to implement certain measures to help remediate material weaknesses in our China operations that we identified near the end of the fourth quarter of 2017, primarily improving standard processes and controls over revenue recognition of service income. There have been no other changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management had concluded that, as of September 30, 2018, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

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

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened assertion of claims against the Company. The letter alleges that White Winston suffered $2,241,958 in damages as a result of the Company’s alleged conduct that caused a delay in White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. The Company investigated White Winston’s claims and communicated to White Winston that the Company denies liability for any such claims. White Winston filed an action, entitled White Winston Select Asset Funds, LLC v. Professional Diversity Network, Inc., No. 18-cv-10844, on April 30, 2018 in the United States District Court for the District of Massachusetts making similar claims and alleging that it suffered a loss of $1,708,233 as a result of the delay in selling shares. White Winston seeks to recover compensatory damages, double or treble damages under M.G.L. ch. 93A, and costs and attorneys’ fees. White Winston informed the Company on October 23, 2018 that they cannot meet the jurisdiction requirement for federal court and are therefore voluntarily dismissing this federal court case and re-filing a new case in state court.

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

The Company is a party to a proceeding captioned Gerbie, et al. v. Professional Diversity Network, Inc. (U.S. Dist. Ct., N.D. Ill.), a putative class action alleging violations of the Telephone Consumer Protection Act. A settlement has been reached and case has been dismissed by the court. The Company believes that its practices and procedures were compliant with the Telephone Consumer Protection Act and admitted no fault.

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed in June of 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the earliest stages of discovery. The potential financial impact on the Company is inherently uncertain at this point.

The Company is a party to a proceeding captioned Jacqueline M. Jefferson v. Noble Voice, No. 440-2018-06979 (EEOC), filed with the Equal Employment Opportunity Commission (“EEOC”) on July 10, 2018 and alleging violations of Title VII and the Equal Pay Act of 1963, where an employee alleges she was terminated by the Company due to her age on May 25, 2018. Ms. Jefferson’s termination was as a result of the sale of the Noble Voice business on May 25, 2018. The Company and Jacqueline Jefferson are in the process of mediation.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: November 19, 2018	By:	/s/ Jiangping (Gary) Xiao
	Name:	Jiangping (Gary) Xiao
	Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

