Form 10-K
period 2018-12-31
Professional Diversity Network, Inc.
filed 2019-04-16
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

Commission file number: 001-35824

Professional Diversity Network, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	80-0900177
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

801 W. Adams Street, Suite 600 Chicago, Illinois	60607
(Address of Principal Executive Offices)	(Zip Code)

(312) 614-0950

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The Nasdaq Stock Market LLC

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,943,564 (based on a price per share of $3.82, the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 4,856,958 shares outstanding of the registrant’s common stock as of April 12, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

ITEM 1 - BUSINESS

Overview

The Company is a dynamic operator of professional networks with a focus on diversity. We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinctly based on a wide array of criteria which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification. We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBT). Our goal is (i) to assist our registered users and members in their efforts to connect with like-minded individuals, identify career opportunities within the network and (ii) connect members with prospective employers while helping the employers address their workforce diversity needs. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and clients.

On November 7, 2016, we consummated the issuance and sale of 1,777,417 shares of our common stock, par value $0.01 per share, to Cosmic Forward Limited (“CFL”), a Republic of Seychelles company wholly-owned by four Chinese investors. In connection with that transaction, CFL shareholder Maoji (“Michael”) Wang was appointed as Chief Executive Officer and a Director of the Company, and CFL shareholder Jingbo Song was appointed as a Director of the Company serving as the Company’s Co-Chairman of the Board (Mr. Song resigned as a director of the Board on February 20, 2019). On December 1, 2016 our Board of Directors (“Board”) authorized the proper officers of the Company to take all action required to create subsidiaries in both Hong Kong and China in order to facilitate expansion of the Company’s business into China. In January of 2017, the Company established two Hong Kong subsidiaries, PDN (Hong Kong) International Education Ltd and PDN (Hong Kong) International Education Information Co., Ltd, and in March of 2017 the Company established its China subsidiary, PDN (China) International Culture Development Co. Ltd. In November of 2017, Jiangxi PDN Culture Media Co., Ltd became a consolidated variable interest entity. We are currently executing our strategic plan to build in China entirely new networking, training and education businesses. We believe that coupling the Company’s expertise in networking and careers with the CFL owners’ expertise in the China market will provide us with an opportunity for success with our overseas expansion.

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

In 2019, we plan to continue to refine the operations within the United States to become more efficient. Second, we intend to further grow our business in China.

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

Our Solutions

We currently operate in three business segments: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups, (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization, and (iii) China operations (“China Operations”). In 2018, our PDN Network, NAPW Network, and China Operations businesses represented 33.5%, 59.3%, and 7.2% of our revenues, respectively. In 2017 we launched the International Association of Women in China and in 2018 started transacting new memberships under the International Association of Women brand in the USA.

For financial information about our operating segments please see Note 17 of our Consolidated Financial Statements included in this Annual Report.

NAPW Networking

The NAPW Network is a professional networking organization for women, with approximately 954,000 paid and unpaid members as of December 31, 2018. We use the term “member” to describe a consumer who has viewed our marketing material, opted into membership with the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator. Paid memberships provide greater access to networking opportunities and other membership perks, including access to upgraded packages. We believe NAPW Network is the most prominent women-only professional networking organization in the United States. Members of the NAPW Network enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments.

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

Networking Events. Historically, NAPW Network’s offline networking opportunities included monthly local chapter events and a large National Networking Conference NAPW. In 2018, we held Power Networking event in Houston, Texas. We expect to continue to leverage the existing PDN Network events platform to host NAPW networking events in major markets around the nation. Because PDN Network networking career events are already being conducted we have the ability to add an additional event for NAPW at the same venue, one hour after the PDN Network event ends, at a substantially lower cost compared to hosting a stand-alone NAPW event. Employers who sponsor the PDN Network career networking events will have the opportunity to participate in the NAPW event and meet with members to discuss employment opportunities in what we believe is an inviting and upscale networking environment. We believe that providing the opportunity for NAPW Registered Users to meet, outside of the monthly local chapter events and the single national event, will add value to all NAPW Registered Users through allowing them to attend any or all of our PDN Network events. Non-members may also attend, subject to certain restrictions.

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

As of December 31, 2018, the Company had approximately 10,695,000 registered users. We use the term “registered user” to describe a consumer who has affirmatively visited one of our properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs, and to sell them ancillary products and services. We expect that continued registered user growth of the PDN Network will enable us to further develop our list of online professional diversity networking and career placement solutions. We currently provide access to our PDN Network websites to registered users at no cost. The Company is exploring various partnerships with other service providers to increase their offerings to both job seekers and employers. Our goal is to use an asset light approach to provide quality products and services, to increase our value to those we serve and drive additional capital without significant capital investments. For example, we announced our partnership with Diverst, the leading provider of Diversity & Inclusion software. Leveraging our existing assets through relationships with other technology firms such as Diverst allows us to grow our relationships with employers without investing in sophisticated, proprietary resources.

We offer to large and medium employers seeking to diversify their employment ranks, and to third party recruiters (i) real-time solutions that deliver diverse talent, (ii) advertising and promotion of their job opportunities to our networks of diverse professionals and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity OFCCP, including those of state and local governments. Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values. We use sophisticated technology to deliver recruitment advertising using internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites. As of December 31, 2018, we had over 1,000 companies utilizing our products and services.

Networking Events. In addition to online networking, our registered users can participate in a number of local and national events held across the United States, including monthly NAPW local chapter meetings, business expos, charitable events and other events developed specifically to facilitate face-to-face networking with other professionals. In 2018, we held over 20 Career Networking Conferences, including NAPW’s three-city National Networking Summit Series and two online career fairs for veterans and their spouses. We schedule NAPW Network events after PDN Career Networking Conferences in order to create opportunities for employers participating in the PDN Network events to receive exposure to more candidates. In addition, we derive new members for both our PDN Network affinities and NAPW Network membership roll from participation in the events, promote retention among paying NAPW Network members and derive goodwill and positive publicity for our corporate brands.

Career Fairs. Through our events business, a part of our PDN Network business segment, we produce premier face-to-face recruiting events we call Professional & Technical Diversity Career Fairs. The Company’s diversity events help employers connect with a new marketplace of diverse professionals. Our events are the only events of their type endorsed by leading organizations such as the NAACP, Urban League, BDPA and others. Participating employers range from Fortune 500 companies to federal, state and local agencies and from smaller employers to non-profit organizations, all of which seek a proactive approach to diversity recruiting. We also produce career fairs as part of high-profile national events such as the NAACP National Convention, the Urban League National Conference and HBCU sorority and fraternity conferences. In 2017 we added virtual career fairs serving veterans, women and STEM professionals.

PDN Quick. Our new Hire AdvantEdge product allows us to sell the qualified candidate lead referral service to employers via an e-commerce model. Hire AdvantEdge is a data-driven product, which matches registered users with jobs offered by our employment partners, qualifies those registered users for our partners’ jobs, secures an indication of interest, and directly provides our partner with the registered user’s information or submits an application on behalf of the registered user to our partner’s recruitment system. This allows us to deliver to recruiters qualified candidates in an efficient manner with very little lag in time. Hire AdvantEdge was made possible by the combination of Professional Diversity Network’s current interaction with job seekers seeking hourly level positions, its technology and our relationships with employers who desire to recruit qualified diverse talent. The PDN Network Hire AdvantEdge product delivers enhanced membership value to those registered users seeking to reenter the workforce or to upgrade their professional employment condition. This benefit comes at no additional cost to members, reinforcing the membership value proposition and creating long-term value.

PDN(Hired). We use matching and targeting technology to match members with our partners on a renewing license basis, designed to provide the Company with increasing residual income as we add new partners and sell additional licenses. Though in its early stages, the PDN(Hired) product is a significant step towards increasing online sales in a scalable and residual manner. In 2017 we combined the functionality of these two products and relaunched them as PDN Quick. This product meets the increased demand of entry level and hourly workforce needs of our clients. The product is a solution for America’s shrinking unemployment rate which has decreased the amount of readily available hourly/part-time workers but driven demand higher for growing employers. PDN Quick harnesses the 5,000 daily inbound candidate interactions PDN receives and geographically matches these candidates to our clients in real-time while also screening for the exact job requirements needed by each client. The product has a unique Pay Only For Performance structure in which employers only pay when qualified and interested candidates are delivered directly to them for specific in-demand roles. The product utilizes SMS Texting technology to reach interested candidates which creates very little lag time and increased savings and efficiencies for both PDN and our clients. PDN Quick is offered to employers on a Cost Per Applicant (“CPA”) basis. This enables employers to pay only for applicants they receive, as opposed to a diversity outreach campaign that promotes job openings for a fixed amount based on the number of jobs offered and the duration of the job promotions.

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

Education and Training for Accomplished Chinese Business People

The Company launched education and training seminars in China in 2017. The events in China feature leading experts in business, finance, social networking and lifestyle issues. These events benefit participants by delivering timely, focused and meaningful content, and at the same time, allow for participants to network together in a manner that will be mutually beneficial.

Operations: Sales, Marketing and Customer Support

Sales and Marketing

We sell NAPW/IAW Network membership subscriptions offline through our NAPW/IAW Network sales force, which currently includes 5 sales professionals, all of whom sell initial membership services. We developed a secure, work-from-home technology along with a training and supervision platform aimed at reducing the overhead costs, increasing per-representative profitability, and offering our sales professionals flexible working arrangements. All sales representatives are capable of selling upgraded memberships and ancillary products. We believe that we maintained high visibility for the NAPW Network during 2018 through its nearly 300,000,000 advertisements served online, in-person impressions through its live networking activities and interactions via its online properties and social media accounts. The number was lower than previous years as we segmented ads and targeted our audiences, which was designed to yield a lower cost per impression and provide a higher return per marketing dollar spent.

Our PDN sales resources for recruitment and recruitment advertising products and services include a sales force with 10 sales professionals, third-party strategic partners who deliver employers with demand for our products, and technology, which facilitates e-commerce transactions. We market directly to employers and third-party recruiters. Our sales team uses a combination of telephone, email and face-to-face marketing, including personal visits to companies or their recruitment agencies, as well as appearances at industry and trade group events where diversity recruitment recruiters are in attendance. We have also formed strategic alliances with parties who are able to help extend our organic reach. In addition, we are developing purely online marketing channels to bring recruiters to us in bulk and use products based on a matching and targeting technology to facilitate sales. Our recruitment and recruitment advertising sales force is divided between three groups: (i) the “table-setters,” who are responsible for setting up first meetings with prospect companies, (ii) the career sales professionals, who conduct the first meeting and mature the conversation to a successful conclusion, and (iii) sales professionals who provide ongoing account management and are responsible for successful client renewals. We have specialty units within our sales force dedicated to serving: (i) federal, state and local governments and companies and contractors who serve these governmental entities, (ii) small and medium sized businesses as defined by companies with less than 2,500 employees and (iii) large enterprises with greater than 2,500 employees.

Customer Support, Compliance and Testing

In addition to our sales professionals, we also employ support teams to provide customer support, compliance and testing. Our customer support teams work together to improve engagement with our members and to ensure a high degree of member satisfaction and retention. Our compliance team focuses on ensuring the integrity of the NAPW Network sales process. The team works closely with customer support and sales management to ensure that sales are conducted in an ethical manner and to identify sales representatives who would benefit from enhanced training. Our testing team consists of representatives who work with our Development and Executive teams to identify new lead-generation, sales and membership product opportunities, and to test those as well as new approaches to our current sales.

Our Strengths

We believe the following elements give us a competitive advantage to accomplish our mission:

●	Dedicated Focus on Diverse Professionals. Our focus on providing career opportunities for diverse professionals differentiates us from other online social networking websites, such as Facebook. We believe our websites have a distinctly career-oriented feel and utility when compared with other online social networking websites. We believe that users prefer to manage their professional and social identities and contacts separately. While other online professional networking websites, such as LinkedIn, also have a professional focus, we are singularly focused on diverse professionals in the United States. We believe that we communicate effectively with each of our diverse communities and create environments that harness a natural affinity among members of common culture, ethnicity, gender, orientation, nationality and experience to stimulate increased member trust, networking and engagement.

●	Online and Offline Diversity Career Services. The Company has a comprehensive and coordinated method of connecting diverse job seekers with companies seeking to hire diverse employees. Our advantage comes through our call center operations which facilitate timely, accurate matching of job seekers and employers. Many competitors do not have such a service in-house. Additionally, we operate live and virtual job fairs which allow job seekers and employers to meet one-on-one. Many competitors also have to outsource this service. We provide a wide continuum of contact points to facilitate employers’ desire to identify and hire diverse talent in an OFCCP-compliant manner.

●	Platform That Harnesses the Power of Web Socialization. We believe that our membership base will continue to grow and that our platform will be an increasingly powerful tool that enables our members to leverage their connections and shared information for the collective benefit of all of the participants on our platform. We believe that we are the first online professional network to focus on the diversity recruitment sector.

●	Relationships with Strategic Partners. We believe that our relationships with strategic partners are difficult to replicate and give us a competitive advantage in the networking opportunities, career tools and resources we can offer to our members, as well as the diverse audiences we can access for employers and advertisers.

●	Relationships with Professional Entities & Organizations. Our team has experience working with multicultural professional organizations. We partner with a number of leading minority professional organizations, including:

○	DisabledPersons.com;
○	Ebony Magazine
○	The Grio
○	HireVeterans.com
○	National Association of Hispanic Journalists (NAHJ)
○	Illinois Hispanic Nursing Association
○	IT Diversity Careers
○	The Commonwealth Compact
○	Greek Diversity
○	Latinos in Information Science and Technology Association (LISTA)
○	Job Opportunities for Disabled American Veterans (JOFDAV)
○	Veterans Exchange
○	National Association of African Americans in Human Resources
○	National Association for the Advancement of Colored People (NAACP)
○	The National Urban League
○	VFW Veterans Job Board Vetjobs
○	Wall Street Warfighters
○	Women in Biology

●	Customized Technology Platform. Our technology platform has been custom-designed and built to facilitate networking engagement, job searching, real-time job qualification and matching, and text-based communications.

We believe that the following elements give us a competitive advantage with respect to the NAPW Network:

●	Exclusive Focus on Professional Women. As a result of NAPW Network’s exclusive focus on professional women, we believe that through NAPW Network we provide a secure and less intimidating environment within which our members can successfully network and establish new and lasting business relationships.

●	Attractive Industry Demographic Trends. Favorable demographic trends regarding women’s participation in the labor force will further the growth in NAPW Network’s membership base and we have first-mover advantage with respect to generalized professional networking for women.

●	Large, growing and diverse national membership base. We believe that NAPW Network is the largest women-only networking organization in the United States by number of members, with approximately 954,000 members located in all 50 states, Puerto Rico and the U.S. Virgin Islands. The membership base of the NAPW Network is diverse in terms of ethnicity, age, income, experience, industry and occupation. It includes members from small and large corporations, as well as entrepreneurs and business owners. We believe the diversity of the NAPW Network membership base is a key component of its value.

●	Comprehensive Product and Service Offerings to Deliver Value to Members. We believe that our comprehensive product offerings provide women valuable tools to help them advance their careers and expand their businesses. Through networking opportunities online and at local chapter events in their communities, regional events and the NAPW Network national Networking Conference, discounts provided on seminars, webinars and educational certification courses, and opportunities to promote themselves and their businesses, NAPW members are provided the opportunities and tools for their professional development.

●	Business Model with Efficient Member Acquisition and Recurring Cash Flow. We believe that NAPW Network’s direct marketing lead generation efforts, which utilize both direct mail and digital strategies, are among the most efficient in the industry as measured by our internal response and click-through rates. This efficiency, combined with our effective call center operations, results in what we believe to be our market leading members acquisition process and direct variable contribution. Further, NAPW Network memberships renew annually, providing a valuable recurring stream of cash flow.

Strategic Alliances

We consider our partner alliances to be a key value to our clients because it enables us to expand our job distribution and outreach efforts. We continue to expand our relationships with key strategic partners that we believe are valuable to our core clients, as noted in section “Our Strengths” above.

Operations: Geography

Our headquarters is located in Chicago, Illinois, and houses our CFO, as well as many of our sales, marketing and IT personnel. We also have an office in Minnetonka, MN where our telesales team for our Events business is located. Websites for the PDN Network are hosted by Engine Yard. Engine Yard provides a robust and easy platform for our hosting needs, allowing us to scale up resources to meet our peak needs. It also allows us to quickly and easily deploy website updates. Our websites have backup and contingency plans in place in the event that an unexpected circumstance occurs.

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

Employees

As of December 31, 2018, we had a total of 94 employees; 60 were full time employees in various U.S. locations and 27 full-time employees in China. We also regularly engage independent contractors to perform various services. As of December 31, 2018, we engaged 7 independent contractors. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

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

Our principal executive offices are located at 801 W. Adams Street, Suite 600, Chicago, Illinois, 60607 and our telephone number is (312) 614-0950. Our website address is www.ipdnusa.com. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

ITEM 1A - RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our consolidated financial statements and related notes, before making an investment in our common stock . If any of the following risks are realized, our business, results of operations, cash flows and financial condition could be materially and adversely affected. In that event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Financial Condition

We have incurred net losses, our liquidity has been significantly reduced and we could continue to incur losses and negative cash flow in the future.

We recorded net loss from continuing operations of approximately $14.6 million for the year ended December 31, 2018 and $21.6 million for the year ended December 31, 2017. Our revenue declined from $16.1 million to $8.5 million during 2018, however, our costs and expenses substantially decreased from $39.3 million to $24.6 million, and as a result our losses from operations also decreased from $23.3 million to $16.2 million during 2018. Included in the year ended December 31, 2018 is a $5.3 million impairment charge on goodwill, and $2.8 million impairment charge on our long-lived intangible assets. In addition, we used $5.0 million in cash flow from operations during the year ended December 31, 2018. We will need to generate increased revenues and implement aggressive cost management to achieve profitability and positive cash flow from operations. Despite our efforts, including our restructuring and cost-cutting program, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

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

We are highly dependent on our management and other key employees. The skills, knowledge and experience of our management team, are critical to the growth of our business. In particular, Mr. Michael Wang, our Chief Executive Officer, provides significant leadership in every aspect of our business operations and strategic direction. In the United States we have a diversified and strong group of experienced and talented leaders, including Ms. Star Jones our President, who is an expert in issues relating to diversity and networking. Ms. Jones is supported by a talented group of knowledgeable executives in business operations, sales and marketing, including Joseph Bzdyl our Executive VP of Operations. Our future performance will be dependent upon the continued successful service of members of our management and key employees. We do not maintain life insurance for any of the members of our management team or other key personnel. Competition for management in our industry is intense, and although we have entered into employment agreements with certain members of our management team, we may not be able to retain our management and key personnel or attract and retain new management and key personnel in the future, which could materially and adversely affect our business, results of operations and financial condition.

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

Cosmic Forward Limited (“CFL”) beneficially owned approximately 47.27% of our common stock on a non-diluted basis and 40.7% on a diluted basis as of April 12, 2019. As a result of its ownership CFL is able to influence significantly all matters requiring approval by our stockholders, including the election of directors. In addition, our directors and executive officers and their affiliated entities, in the aggregate, beneficially own approximately 9.95% of our outstanding common stock as of April 12, 2019. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may affect the market price of our common stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and therefore will adversely affect liquidity in the trading of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering at a price of $64.00 per share, our stock price has ranged from $0.88 to $5.24 during the fiscal year of 2018. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The market price of our common stock could decline as a result of (i) substantial sales of our common stock, particularly sales by CFL and/or our directors, executive officers, employees, or other significant stockholders, (ii) a large number of shares of our common stock becoming available for sale, or (iii) the perception in the market that holders of a large number of shares intend to sell their shares. As a result of the consummation of the issuance and sale of 1,777,417 shares of our common stock to CFL in November 2016, and a subsequent issuance to CFL of an additional 312,500 shares in January 2017, CFL owns 47.3% of our outstanding common stock as of April 12, 2019, with respect to which CFL has the right to require the Company to register the public resale under a registration statement filed with the SEC. The eventual resale of some or all of such shares, or the perception that such sale or sales could be imminent, could result in a material decline in the market value of our common stock. We have also filed a universal shelf registration statement on Form S-3, with the SEC on September 7, 2018, which was declared effective on September 18, 2018. This registration statement provides for the issuance of shares of our common stock, preferred stock, depositary shares, rights, warrants, units and debt securities up to an aggregate amount of $25,000,000.

In addition, the Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The Company amended the 2013 Plan to increase the number of authorized shares of common stock under the Plan from 225,000 shares to 615,000 shares, which the Company’s stockholders approved on June 26, 2017. The Company further amended the 2013 Plan to increase the number of authorized shares of common stock under the Plan by 300,000 shares, which the Company’s stockholders approved and ratified on November 8, 2018. The Company is now authorized to issue 915,000 shares under the amended 2013 Plan. For more information about our 2013 Equity Compensation Plan, please see Note 14 of our Consolidated Financial Statements included in this Annual Report. Finally, in February 2017 we registered the public resale of up to 246,445 shares of our common stock by White Winston Select Asset Funds LLC. This registration statement was declared effective on February 13, 2017.

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

Our management determined that as of December 31, 2018, our internal control over financial reporting had a material weakness related to deficiencies in controls over the application of complex accounting principles, timely and complete financial statement reviews and procedures to ensure all required disclosures are made in our financial statements. Specifically, (i) relevant operating information was not adequately used to develop accounting and financial information and serve as a basis for accounting estimates, (ii) debt agreements were not fully reviewed for appropriate classification of outstanding debt. During 2018, we completed certain measures to remediate material weaknesses related to our internal control over financial reporting that had been identified as of December 31, 2017. Specifically, (i) we centralized the US accounting and HR operations, (ii) improved segregation of duties within our accounting and financial reporting functions, (iii) improved GAAP training of internal staff, and (iv) engaged an outside consultant to assist the Company on complex GAAP matters. Although these measures greatly helped improve our internal controls, they did not fully remediate deficiencies in controls. Additional material weakness identified as of December 31, 2017 in our China operations that was related to control design with contract administration was fully addressed and remediated in 2018.

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

We have lost our “emerging growth company” status under the JOBS Act, which could increase the costs and demands placed upon our management.

We were deemed an emerging growth company until December 31, 2018. Since we have lost emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $250 million on the last day of our second fiscal quarter in any fiscal year following our initial public offering, which would disqualify us as a smaller reporting company.

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

We lease approximately 7,970 square feet office space in Guangzhou, China under a non-cancelable lease arrangement that provides for payments on a graduated basis through December 31, 2019.

We lease approximately 1,950 square feet of office space in Jiangxi Province, China under a non-cancelable lease arrangement that expires on January 30, 2020.

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

ITEM 3 - LEGAL PROCEEDINGS

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC, No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. The four-count complaint in the Federal Action alleged that White Winston is entitled to recover compensatory damages of $1,708,233, plus attorneys’ fees, treble damages and other amounts. White Winston served the complaint on July 12, 2018, and the Company moved to dismiss the entire action for failure to state a claim. On October 15, 2018, prior to addressing the motion to dismiss, the Court issued an order noting that White Winston (which is a limited liability company) had failed to allege the citizenship of its members and ordered White Winston to show cause that complete diversity exists between the parties and that the Court had jurisdiction. On October 23, 2018, White Winston dismissed the Federal Action without prejudice. On December 18, 2018, White Winston filed a complaint in Massachusetts Superior Court in Suffolk County in Boston alleging the same claims and rights to relief as in the Federal Action. The Company has moved to once again to dismiss the complaint in its entirety for failure to state a claim. The entire motion package, comprised of the Company’s motion to dismiss and accompanying memorandum, White Winston’s opposition, and the Company’s reply brief, were filed with the court on Monday, March 25, 2019. The Company denies liability for all claims.

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

NAPW and PDN are two of the named Respondents in a Superior Court of New Jersey Proceeding, and they are being sued by Shore Digital LLC. The Petitioner in this matter, Shore Digital LLC is alleging that both NAPW and PDN are in breach of contract, and the matter involves the payment of the entire value of the contract plus council fees, interest, and costs owing to the Petitioner. The case is on-going, and discussions are taking place to assess the company’s options to settle the matter without further litigation.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed in June of 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery. The potential financial impact on the Company is inherently uncertain at this point.

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

	High	Low
Year Ended December 31, 2018
First Quarter	$5.24	$2.75
Second Quarter	$4.90	$2.47
Third Quarter	$4.46	$2.62
Fourth Quarter	$3.33	$0.73
Year Ended December 31, 2017
First Quarter	$13.90	$8.41
Second Quarter	$11.23	$6.06
Third Quarter	$7.12	$3.74
Fourth Quarter	$6.63	$2.45

On April 12, 2019, the closing price of our common stock was $ 3.34 per share.

Holders

As of April 12, 2019, we had 23 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

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

From January 9, 2019 to April 2, 2019, the Company sold an aggregate of 232,515 shares of its common stock at a purchase price ranging from $1.146 to $3.85 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription. As of the date of this annual report, the Company has received an aggregate gross proceeds of $479,931 under this private placement. All of the purchasers are citizens of the People’s Republic of China.

The issuance of the above shares of common stock is exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

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

We currently operate in three business segments: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization, and (iii) China operations ( “China Operations”), which focuses on providing tools, products and services in China which will assist women, students and business professionals in personal and professional development.

On May 25, 2018, the Company sold Noble Voice to a long-time customer of the Company and exited the business segment. The Company retained all receivables and payables prior to the May 25, 2018 closing date and as a result of this divestiture, ceased operating losses on that division immediately upon the sale. Management believes that education lead generation business is not important to the Company’s long-term strategy and with the sale of the Noble Voice division. The Company is now able to focus on executing its long term plan for its PDN jobs recruitment division and NAPW.

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

In 2018, our PDN Network, NAPW Network, and China Operations businesses represented 33.5%, 59.3%, and 7.2% of our revenues, respectively. As of December, 2018, we had approximately 10.7 million registered users in our PDN Network and approximately 954,000 registered users, or members, in the NAPW Network. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

	Year Ended
	December 31,
	2018	2017
Percentage of revenue by product:
Membership fees and related services	59.1%	58.3%
Education and training	7.2%	23.5%
Recruitment services	30.4%	16.0%
Consumer advertising and consumer marketing solutions	3.1%	1.6%
Products sales and other	0.2%	0.6%

Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately 100 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership. NAPW Membership subscriptions represented approximately 99.6% and 98.9% of revenue attributable to the NAPW Network business segment for the years ended December 31, 2018 and 2017, respectively.

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

In the third quarter of 2017, PDN China began to transact IAW annual memberships in China, ranging from RMB 20,000 to RMB 200,000 (approximately $3,000 to $30,000). In the fourth quarter of 2017, PDN China began to transact annual business club memberships in China, ranging from RMB 20,000 to RMB 100,000 (approximately $3,000 to $15,000). For the year ended December 31, 2018, IAW memberships comprised approximately 27.1% of revenue attributable to China Operations.

Recruitment Services. We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services. For the years ended December 31, 2018 and 2017, recruitment advertising revenue constituted approximately 90.7% and 91.1%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time. Product sales represented approximately 0.4% and 1.1% of revenue attributable to the NAPW Network business segment for the years ended December 31, 2018 and 2017, respectively.

Education and Training. In March of 2017 we began our China Operations by creating a Shared Economy summit series designed to provide education and training to Chinese business people. Our initial event was a paid event which generated revenue through paid event admission fees. Education and training represented approximately 72.9% and 100% of the revenue attributable to China Operations for the years ended December 31, 2018 and 2017, respectively.

Consumer Advertising and Consumer Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers the ability to post recruitment advertising and job openings. We generate revenue from fees charged for those postings. For the years ended December 31, 2018 and 2017, consumer advertising and marketing represented approximately 9.3% and 8.9%, respectively, of the revenue attributable to the PDN Network business segment.

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

The following table sets forth the number of registered users as of the periods presented:

	Year Ended December 31,		Change
	2018	2017	(Percent)
	(in thousands)
Registered users:
PDN Network Registered Users (1)	10,695	10,266	4.0%
NAPW Network Total Membership (2)	954	954	0.0%

(1)	The number of registered users may be higher than the number of actual users due to various factors. For more information, see “Risk Factors page #13 —The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users”.

(2)	Includes both Paid Members and Unpaid Members. There were 12,633, and 25,436 Paid Members as of December 31, 2018 and 2017, respectively.

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

The following table provides a reconciliation of Net Loss from continuing operations to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Year Ended
	December 31,
	2018	2017
	(in thousands)
Loss from Continuing Operations	$(14,572)	$(21,577)
Stock-based compensation expense	800	900
Impairment charge	8,047	14,611
Depreciation and amortization	2,618	3,008
Litigation settlement	342	155
Interest Expense	5	12
Interest and other income	-	(8)
Income tax expense (benefit)	(1,564)	(1,687)
Adjusted EBITDA	$(4,324)	$(4,586)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$4,992	$9,372	$(4,380)	(46.7)%
Recruitment services	2,572	2,579	(7)	(0.3)%
Products sales and other	19	100	(81)	(81.0)%
Education and training	607	3,777	(3,170)	(83.9)%
Consumer advertising and marketing solutions	263	253	10	4.0%
Total revenues	$8,453	$16,081	$(7,628)	(47.4)%

Total revenues decreased $7,628,000, or 47.4%, from $16,081,000 for the year ended December 31, 2017 to $8,453,000 for the year ended December 31, 2018. The decrease is mainly the result of management’s focus on reduction in sales and operations workforce as a means to cost savings and rebranding the business.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$4,786	$9,472	$(4,686)	(49.5)%
PDN Network	2,835	2,832	3	0.1%
China	832	3,777	(2,945)	(78.0)%
Total revenues	$8,453	$16,081	$(7,628)	(47.4)%

Membership fees and related services and products sales attributable to the NAPW Network of $4,786,000 for the year ended December 31, 2018 represent a reduction of $4,686,000 from the comparable period in 2017, or 49.5%. The decrease is primarily due to reductions of the NAPW sales staff and workforce as a result of rebranding our NAPW business. Additionally, several aspects of operations were relocated to our Chicago headquarters aimed to increase efficiency and reduce costs.

During the year ended December 31, 2018, our PDN Network generated $2,835,000 in revenue compared to $2,832,000 generated in the prior year period, an increase of $3,000 or 0.1%. The slight increase was a result of improvement in concerted efforts in sales growth, client retention, and customer satisfaction.

During the year ended December 31, 2018, our China Operations generated $832,000 in revenue compared to $3,777,000 generated in the prior year period, a decrease of $2,945,000, or 78.0%. The decrease is primarily due to reduction in revenues from business events. In 2017, our major event “The International Capital Leadership Summit” that was held on December 2, 2017 generated $2,875,000 of the revenue. In 2018, we generated a total of $607,000 in event revenue, all attributable to the “International Capital Forum” that was held at the Empark Grand Hotel in Beijing on December 1, 2018.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenues	$1,613	$2,693	$(1,080)	(40.1)%
Sales and marketing	3,970	7,269	(3,299)	(45.4)%
General and administrative	8,017	11,612	(3,595)	(31.0)%
Litigation settlements, net	342	155	187	120.6%
Impairment charge	8,047	14,611	(6,594)	(44.9)%
Depreciation and amortization	2,618	3,008	(390)	(13.0)%
Total costs and expenses	$24,607	$39,348	$(14,741)	(37.5)%

Total costs and expenses decreased in the year ended December 31, 2018 to $24,607,000 compared to $39,348,000 for the year ended December 31, 2017. This decrease of 37.5% is primarily the result of decrease in impairment charge of $6,594,000 or 44.9%, combined with $3,595,000 or 31.0% decrease in general and administrative expenses, and $3,299,000 or 45.4% decrease in sales and marketing expenses.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$15,562	$27,900	$(12,338)	(44.2)%
PDN Network	2,986	3,097	(111)	(3.6)%
China	2,447	2,860	(413)	(14.4)%
Corporate Overhead	3,612	5,491	(1,879)	(34.2)%
Total costs and expenses	$24,607	$39,348	$(14,741)	(37.5)%

Costs and expenses decreased by $12,338,000, or 44.2%, in the NAPW Network segment primarily as a result of a $6,594,000 or 44.9% decrease in impairment charge, $3,111,000 or 59.1% decrease in sales and marketing expenses, and $2,288,000 or 48.9% decrease in general & administrative expenses as a result of the management focus on cost reduction, including the reductions in sales force, and reduction in lead generation expenses.

Costs and expenses decreased by $111,000, or 3.6%, in the PDN Network segment primarily due to $82,000, or 5.2% decrease in sales and marketing expenses, and $34,000, or 6.1% reduction in general and administrative expenses. While revenues ticked up slightly, the overall expenses decreased as a result of management’s efforts to improve efficiency.

Costs and expenses decreased by $413,000, or 16.7%, in our China segment primarily due to $920,000, or 60.0% decrease in cost of revenues as a result of lower revenues, and $225,000, or 76.0% decrease in marketing expenses, partially offset by $606,000, or 67.7% increase in general and administrative expenses primarily due to $409,000 increase in personnel cost.

Costs and expenses decreased by $1,879,000, or 34.2% in the Corporate Overhead segment as a result of the management’s continuous efforts to reduce corporate level expenses. The large reduction in expenses was primarily due to $943,000, or 72.0% decrease in legal expenses, and $446,000, or 90.4% decrease in compensation to our independent board directors.

Operating Expenses

Cost of revenues: Cost of revenues during the year ended December 31, 2018 was $1,613,000, a decrease of $1,080,000, or 40.1%, from $2,693,000, for the year ended December 31, 2017, a result of lower revenues by $7,628,000, or 47.4%. The decrease in cost of revenue is mainly attributable to a decrease of $920,000 related to our China Operations.

Sales and marketing expense: Sales and marketing expense for the year ended December 31, 2018 was $3,970,000, a decrease of $3,299,000, or 45.4%, from $7,269,000 for the year ended December 31, 2017. The decrease is mainly attributable to a decrease of $3,111,000, or 59.1% at our NAPW segment, due to a cost reduction plan we implemented in the second half on 2017, and continued in 2018 that resulted in $2,070,000, or 46% year-over-year reduction in the personnel cost, $1,045,000 reduction in digital advertising expenses, $579,000 reduction in sales commissions, and overall better marketing cost management.

General and administrative expense: General and administrative expenses decreased by $3,595,000, or 31.0%, to $8,017,000 for the year ended December 31, 2018. The decrease was a result of a decrease of $2,288,000, or 48.9% in our NAPW segment mainly due to $998,000 decrease in personnel cost, and $536,000 decrease in rent expense, and a decrease of $1,879,000, or 34.2% in our Corporate Overhead, primarily due to $943,000 decrease in legal expenses, and $446,000 decrease in compensation to our independent board directors.

Litigation settlements: Litigation settlement for year ended December 31, 2018 represents primarily potential settlement accrued for various cases. Litigation settlement for year ended December 31, 2017 represents primarily $146,000 in expenses that were accrued for the potential back-pay related to the “NLRB” legal proceeding (please refer to “Legal Proceedings” for details in the 10-Q for the period ended June 30, 2018). Since then, the Company settled its “NLRB” litigation and paid full settlement amount of $139,000 as of September 30, 2018.

Impairment charge: As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill as of June 30, 2017, December 31, 2017, and as of September 30, 2018. Accordingly, the Company recorded a goodwill impairment charge of $14,611,000 for the year ended December 31, 2017, and $5,251,000 for the year ended December 31, 2018. Additionally, the Company undertook a review of the carrying amount of its long-lived intangible assets as of December 31, 2018, and recorded impairment charge of $2,796,000.

Depreciation and amortization expense: Depreciation and amortization expense for the year ended December 31, 2018 was $2,618,000, compared to $3,008,000 for the year ended December 31, 2017, a decrease of $390,000, or 13.0%. The decrease for the three and nine months ended September 30, 2018 was mainly attributable to a reduction in amortization expenses resulting from the amortization of the intangible assets as listed in Note 5 and Note 6 to Consolidated Financial Statements of this annual report.

Other Income (Expenses)

	Year Ended
	December 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Total	$18	$4	$14	350.0%

Included in other income for the year ended December 31, 2018 is primarily from local government subsidy for FY2017 income tax that was granted to our China Operations. Included in other income for the year ended December 31, 2017 is primarily interest earned on investments.

Income Tax (Benefit) Expense

	Year Ended
	December 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
Total	$(1,564)	$(1,687)	$123	(7.3)%

The effective income tax rate for the year ended December 31, 2018 was 9.69%, resulting in an income tax benefit of $1,564,000. The effective income tax rate for the year ended December 31, 2017 was 7.25%, resulting in an income tax benefit of $1,687,000. The majority of the difference in the effective income tax rate was due to a goodwill impairment charge of $14,611,000 that was recognized during the year ended December 31, 2017. As a result of the Tax Act, the U.S. statutory rate was lowered from 35% to 21% effective January 1, 2018. As a result of this reduction, we re-measured our ending net deferred tax liabilities at December 31, 2017 and recognized in a benefit of $788,000 during 2017.

Net loss

The following table sets forth each operating segment’s net gain or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2018	2017	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(9,771)	$(17,035)	$7,264	(42.6)%
PDN Network	(136)	(226)	90	(39.8)%
China	(1,405)	796	(2,201)	(276.5)%
Corporate Overhead	(3,260)	(5,112)	1,852	(36.2)%
Consolidated Net Loss from continuing operations	$(14,572)	$(21,577)	$7,005	(32.5)%

Consolidated Net Loss from continuing operations. As the result of the factors discussed above, during the year ended December 31, 2018, we incurred $14,572,000 of net losses from continuing operations, a decrease of 32.5% from net losses for the year ended December 31, 2017. The changes were primarily attributable to a $6,564,000 decrease in impairment charge taken against NAPW Network, and reduction of revenue by $7,631,000 year over year at NAPW Network and China Operations. Reduction of year over year net loss from continuing operations was also caused by continuing efforts to reduce sales and marketing and general administrative expenses.

NAPW Network Net Loss. During the year ended December 31, 2018, we incurred a net loss of $9,771,000, compared to $17,035,000 for the prior year period. The decrease in net loss was primarily attributable to a $6,564,000 decrease in impairment charge, $2,070,000 decrease in the personnel cost, $1,045,000 reduction in digital advertising expenses, and $579,000 reduction in sales commissions. It was partially offset by reduction in revenue by $4,686,000.

PDN Network Net Loss. During the year ended December 31, 2018, we incurred $136,000 of net losses attributable to the PDN Network, a decrease of $90,000, compared to the net losses incurred for the year ended December 31, 2017. The decrease in net loss is primarily a result of $178,000 decrease in overall personnel cost.

China Operations Net Loss. During the year ended December 31, 2018, we incurred $1,405,000 of net losses attributable to our China Operations, an increase of $2,201,000, compared to the net profit of $796,000 generated for the year ended December 31, 2017. The increase in net loss is primarily a result of $3,170,000 reduction in revenues year over year, while the general and administrative expenses grew during that period by $606,000 primarily due to $409,000 increase in personnel cost.

Corporate Overhead. During the year ended December 31, 2018, we incurred $3,260,000 of net losses attributable to the Corporate Overhead segment, a decrease of $1,852,000, compared to the net losses incurred for the year ended December 31, 2017. The decrease in net loss is primarily a result of $943,000 decrease in legal expenses, $446,000 decrease in compensation to our independent board directors, and $173,000 decrease in personnel cost.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2018 and 2017, respectively, and is intended to supplement the more detailed discussion that follows:

	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$1,442	$2,926
Working capital (deficiency)	$(3,384)	$(1,140)

Our principal sources of liquidity are our cash and cash equivalents, including the net proceeds from the issuances of common stock to CFL and other investors. As of December 31, 2018 and 2017, we had working capital deficiency of approximately $3,384,000 and $1,140,000, respectively. We had an accumulated deficit of approximately $84,827,000 at December 31, 2018. During the year ended December 31, 2018, we generated a net loss from continuing operations of approximately $14,572,000 (including $8,047,000 impairment charge recorded during the year of 2018), and used cash in continuing operations of approximately $5,057,000. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is closely monitoring operating costs and capital requirements. Management of the Company also made efforts in 2018 and 2017 to contain and reduce cost, including terminating non-performing employees and eliminating certain positions, replacing and negotiating with certain vendors, implementing a new approval process over travel and other expenses, and significantly reducing the cash compensation for independent board directors. We also sold our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are still not successful in sufficiently reducing our costs, we may then need to dispose of our other assets or discontinue business lines.

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech Holdings, a related party through one of the Company’s shareholders, Cosmic Forward Limited (“CFL”), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. At December 31, 2018, there were no outstanding amounts drawn under this facility. At April 12, 2019, approximately $1,707,000 was available for us to draw.

From January 9, 2019 to April 2, 2019, the Company sold an aggregate of 232,515 shares of its common stock at a purchase price ranging from $1.146 to $3.85 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription. As of the date of this annual report, the Company has received an aggregate gross proceeds of $479,931 under this private placement. All of the purchasers are citizens of the People’s Republic of China.

We currently anticipate that our available funds and cash flow from operations may not be sufficient to meet our working capital requirements for the twelve months subsequent to the issuance of our financial statements. In order to fund its operations, the Company will need to either raise capital by issuance of stock, or utilize a revolving credit facility with GNet; However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the USA freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country strictly. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time.

We collect membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve month period. Starting January 2, 2018, we also offer a monthly membership for IAW USA for which we collect a fee on a monthly basis. Our PDN Network also sells recruitment services to employers, generally on a one year contract basis. This revenue is also deferred and recognized over the life of the contract. Our payment terms for PDN Network customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

	Year Ended
	December 31,
	2018		2017
		(in thousands)
Cash provided by (used in) continuing operations	$		$
Operating activities		(5,057)		(6,435)
Investing activities		(128)		(341)
Financing activities		3,422		3,586
Effect of exchange rate fluctuations on cash and cash equivalents		$(42)		$34
Cash provided by (used in) discontinued operations:
Operating activities		121		230
Investing activities		200		(3)
Net decrease in cash and cash equivalents		(1,484)		(2,929)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities in continuing operations for the year ended December 31, 2018 was $5,057,000. We had a net loss of $14,572,000 during the year ended December 31, 2018, and a deferred tax benefit of $1,394,000, which was partially offset by non-cash impairment charge of $8,047,000, depreciation and amortization of $2,618,000, stock-based compensation expense of $800,000, and write off of security deposit of $171,000. Changes in operating assets and liabilities used $833,000 of cash during the year ended December 31, 2018, consisting primarily of decreases in deferred revenue, and accrued expenses, partially offset by increases in accounts payable.

Net cash used in operating activities in continuing operations for the year ended December 31, 2017 was $6,435,000. We had a net loss of $21,577,000 during the year ended December 31, 2017, a deferred tax benefit of $1,929,000, which was partially offset by non-cash goodwill impairment charge of $14,611,000, depreciation and amortization of $3,008,000, and stock-based compensation expense of $900,000. Changes in operating assets and liabilities used $1,486,000 of cash during the year ended December 31, 2017, consisting primarily of decreases in deferred revenue, accounts payable, partially offset by increases in prepayments, incremental direct costs and decreases in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities in continuing operations during the year ended December 31, 2018 was $128,000, consisting of $120,000 in costs incurred to develop technology, and $8,000 in purchases of property and equipment.

Net cash used in investing activities in continuing operations during the year ended December 31, 2017 was $341,000, consisting of $182,000 in costs incurred to develop technology, $154,000 in purchases of property and equipment and $5,000 of security deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in continuing operations during the year ended December 31, 2018 was $3,422,000, consisting of $1,487,000 in gross proceeds from the January 29, 2018 issuance and sale of 380,295 shares of common stock at a price of $3.91 per share to Mr. Shengqi Cai, an individual and a resident of the People’s Republic of China, $1,435,000 in gross proceeds from the June 25, 2018 sale of 496,510 shares of common stock at a price of $2.89 per share to China EWI International Finance Group Co., Limited, a limited liability company based in the People’s Republic of China, and $500,000 in gross proceeds from November 5, 2018 issuance of a convertible promissory note by GNet Tech, a related party through one of the Company’s shareholders.

Net cash provided by financing activities in continuing operations during the year ended December 31, 2017 was $3,586,000, consisting of $3,064,000 of proceeds from the sale of common stock to CFL and IAW members, $666,000 proceeds due to the reduction in the merchant reserve for NAPW Network, partially offset by the payment of $144,000 of costs related to the CFL Transaction.

Net Cash (Used in) Provided by Discontinued Operations

On May 25, 2018 we sold our Noble Voice operations.

Net cash provided by operating activities in discontinued operations for the year ended December 31, 2018 was $121,000. Net cash provided by investing activities for the same period was $200,000, consisting of $200,000 in gross proceeds from the sale of Noble Voice operations.

Net cash provided by operating activities in discontinued operations for the year ended December 31, 2017 was $230,000. Net cash used in investing activities for the same period was $3,000, consisting of $3,000 in costs incurred to develop technology.

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

Revenue Recognition

Our principal sources of revenue are recruitment revenue, consumer marketing and consumer advertising revenue, membership subscription fees, and product sales. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from our direct ecommerce sales. Revenues from recruitment services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable. Our recruitment revenue is derived from agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are included on pages F-1 through F-27 of this Annual Report. See Item 15(a)(l) for a listing of financial statements provided.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2018. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of the end of the period covered in this Annual Report on Form 10-K. The management undertook several remediation actions, including centralization of the US accounting and HR operations and improved segregation of duties within our accounting and financial reporting functions. We also improved GAAP training of internal staff and engaged an outside consultant to assist the Company on complex GAAP matters. Although these measures greatly helped improve our internal controls, they did not fully remediate deficiencies in controls. Additional material weakness identified as of December 31, 2017 in our China operations that was related to control design with contract administration was fully addressed and remediated in 2018. Accordingly, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position and results of operations.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management had concluded that, as of December 31, 2018, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

●	Relevant operating information is not adequately used to develop accounting and financial information and serve as a basis for reliable financial reporting. This same operating information is also used as the basis for accounting estimates. Specifically, financial and nonfinancial indicators of going concern and impairment of assets were not completely assessed by management.

●	Debt agreements are not fully reviewed for appropriate classification of outstanding debt. Specifically, the revolving credit facility agreement repayment terms were not effectually considered by management.

Plan for Remediation of Material Weakness

During 2018, we continued our initiatives to improve and remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2018. Specifically:

●	We expanded our corporate accounting staff and added qualified personnel with knowledge of U.S. GAAP,

●	We engaged an outside consultant to assist the Company on complex GAAP issues

●	We improved financial reporting process that included monthly and quarterly closing check-list and monthly review of the financial reports by the Company’s Finance Dept. leadership.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2018 we continued to undertake efforts to enhance the overall internal control structure. We implemented additional review and approval policies and procedures within our operations. There have been no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below is the name of each member of our current Board, as well as each such person’s age, his or her current principal occupation (which has continued for at least the past five years unless otherwise indicated) together with the name and principal business of the company that employs such person, if any, the period during which such person has served as a director of the Company, all positions and offices that such person holds with the Company and such person’s directorships over the past five years in other companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or subject to the requirements of Section 15(d) of the Exchange Act or companies registered as an investment company under the Investment Company Act of 1940 and the specific experience, qualifications, attributes or skills that led to the conclusion that such person should serve as a director of the Company. There are no family relationships between our executive officers and directors.

Name	Age	Position
Maoji (Michael) Wang	47	Chairman of the Board and Chief Executive Officer
Star Jones	57	Director and President
Michael Belsky	60	Director (1) (2) (3)
Lida Fang	61	Director (1) (3)
Haibin Gong	63	Director (2)
Courtney C. Shea	58	Director (1)
Hao (Howard) Zhang	51	Director (2) (3)

(1) Member of our audit committee.

(2) Member of our compensation committee.

(3) Member of our nominating and corporate governance committee.

Maoji (Michael) Wang has been our Chief Executive Officer and a member of the Board since November 2016 and was appointed as the chairman of the Board in March 2019. He is also an investor in Cosmic Forward Limited (“CFL”), the Company’s majority stockholder and is currently the managing partner of Beijing Daqian Law Firm, and has held that position since November 2005. Mr. Wang has also served as a vice president at GNet Group Plc, an e-commerce company based in China, since April 2014, and as Chief Executive Officer of Tibet Weibai Investment Fund Management Co., Ltd. since March 2016, Guangzhou Gaixin Network Technology Development Co., Ltd. since May 2016 and Guangzhou Yougaojiu Marketing Management Co., Ltd. since June 2016. He has also worked as a supervisor at Guangzhou Wu Wei E-commerce Services Co., Ltd. since January 2015 and Yunnan Linkenuodi Education Information Consulting Co., Ltd. since November 2012. Mr. Wang was originally appointed to our Board under the terms of a stockholders’ agreement entered into between the Company and CFL, our majority stockholder, which agreement grants to CFL the right to designate one director nominee for every 9.9% of the total voting power of our common stock that CFL beneficially owns, up to a maximum of six directors.

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

Haibin Gong has extensive experience in the fashion industry in China and was one of the earliest Chinese international male models. Since April 2017, Mr. Gong has been serving as the Legal Representative of Jiangshan Culture and Tourism Development Co., Ltd. Since 2010, Mr. Gong has been serving as the Secretary General and Chief Negotiator of Asian Professional Modeling Committee. In addition, since 2010, Mr. Gong has been serving as President and Secretary General at “MRS GLOBE”, a beauty contest sponsored by the US charity WIN Fund for married women globally. MRS GLOBE has been held in various countries around the world since 1996, having global influence and receiving support from many celebrity politicians. Mr. Gong is very influential in the fashion and women circles in China. He also actively promotes interactions among various women’s associations and seminars, which greatly promotes the development of women’s career.

Lida Fang has extensive experience and resources in the media industry and has been actively promoting the career development of Chinese women. From March 2001, Ms. Fang has been serving as the editor in chief of magazine Illustrated Newspaper of Macao, Hong Kong and Taiwan. From 2001 to 2017, Ms. Fang served as a member of the committee of Beijing Liaison Committee of China Democratic National Construction Association. Since 2008, Ms. Fang has been working as the vice academic dean of Beijing Charity Academy. Ms. Fang received her MBA from Beihang University in 2004 and her bachelor degree in Computer Science from HeFei University of Technology in 1985.

Courtney C. Shea joined our Board on March 22, 2019. She has over 30 years of professional experience in municipal advisory and investment banking. Ms. Shea is a managing member of Columbia Capital Management, LLC, which she joined in 2013. She served as the head of Chicago office and senior vice president at Acacia Financial Group, Inc. from 2009 to 2013. She was also the head of Chicago office and managing director of Siebert Branford Shank & Co, LLC from 2006 to 2008. She served as the national department manager at LaSalle Financial Services from 2001 to 2006. Ms. Shea has been a member of the Board of Center for Municipal Finance at Harris School of Public Policy, University of Chicago since 2016 and a member of the National Association of Bond Lawyers since 2010. She chaired the Illinois State Securities Advisory Committee from 1995 to 1998 and was a member there from 1991 to 1995. She was also a member of the State of Illinois Banking Board from 2001 to 2002. In addition, Ms. Shea established the National Women in Public Finance as a co-founder in 1996. Ms. Shea received her MBA degree from the University of Chicago in 1985, her Juris Doctor degree from Loyola University Law School in 1983 and her bachelor degree in Economics from University of Notre Dame in 1980.

Executive Officers

The following table provides the name, age and position of each of our executive officers. There are no family relationships between or among our executive officers and directors.

Name	Age	Position
Maoji (Michael) Wang	47	Chairman of the Board and Chief Executive Officer
Star Jones	57	Director and President
Xin (Adam) He	46	Chief Financial Officer and Secretary

Maoji (Michael) Wang’s biographical information is included under the heading “Item 10. Directors, Executive Officers, and Corporate Governance – Board of Directors.”

Star Jones’ biographical information is included under the heading “Item 10. Directors, Executive Officers, and Corporate Governance – Board of Directors.”

Xin (Adam) He became our Chief Financial Officer effective March 11, 2019. He has been a member of the Board since January 2018 and resigned from the Board on March 11, 2019. Mr. He has served as Chief Financial Officer of Wanda America Investment Holding Co. since May 2012, and majorly managed two projects - a 99-story landmark building development in downtown Chicago since February 2015, and NYSE traded AMC Entertainment Holdings, Inc. from August 2012 to February 2015, principally involved in the theatrical exhibition business by owning and operating 660 theatres primarily located in the United States. He also served as an independent board director at iFresh Inc. and Energy Focus Inc., both listed on Nasdaq. From December 2010 to May 2012, he served as Financial Controller of NYSE listed Xinyuan Real Estate Co., a top developer of large scale, high quality residential real estate projects. Previously, Mr. He served as an auditor at Ernst & Young, LLP in New York, and held various roles at Chinatex Corporation and an architecture company. He is a member of the Financial Executives International and vice chair of the China General Chamber of Commerce Chicago. Mr. He obtained a Master of Science in Taxation from Central University of Finance and Economics in Beijing, and a Master of Science in Accounting from Seton Hall University in New Jersey. He is a Certified Public Accountant, both in China and in US. Mr. He was appointed to our Board under the terms of the stockholders’ agreement entered into between the Company and CFL.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2018, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative error, the following forms were filed late:

●	Michael Belsky filed a Form 3 on April 24, 2018 after becoming subject to Section 16(a) reporting requirements on January 22, 2018;
●	Xin (Adam) He filed a Form 3 on April 27, 2018 after becoming subject to Section 16(a) reporting requirements on January 22, 2018;
●	Xin (Adam) He filed a Form 4 on April 27, 2018 to report transactions that occurred on April 19, 2018.
●	Jingbo Song filed a Form 4 on April 24, 2018 to report transactions that occurred on April 19, 2018.
●	Maoji Wang filed a Form 4 on April 24, 2018 to report transactions that occurred on April 19, 2018.
●	Maoji Wang filed a Form 4 on May 30, 2018 to report transactions that occurred on May 25, 2018.
●	James Kirsch, our former Co-Executive Chairman, filed a Form 4 on April 24, 2018 to report transactions that occurred on April 19, 2018.
●	Hao Zhang filed a Form 4 on April 24, 2018 to report transactions that occurred on June 26, 2017.
●	Michael Belsky filed a Form 4 on April 27, 2018 to report transactions that occurred on April 19, 2018.

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

The Audit Committee currently consists of Michael Belsky (Audit Committee Chair), Lida Fang and Courtney C. Shea, each of whom are independent under the rules of the NASDAQ Stock Exchange. The Audit Committee meets periodically with the Company’s independent registered public accounting firm, both with and without management present. The Board has determined that Ms. Shea is an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K under the Exchange Act . A copy of the Audit Committee charter is posted and available on the Corporate Governance link of the Investor Relations section of the Company’s website, www.prodivnet.com. Information on the Company’s website is not incorporated by reference herein.

Compensation Committee. The Compensation Committee operates under a charter approved by the Board. The Compensation Committee’s primary functions are:

●	annually reviewing and approving corporate goals and objectives relevant to Chief Executive Officer compensation, evaluating the Chief Executive Officer’s performance in light of those goals and objectives, and recommending to the Board the Chief Executive Officer’s overall compensation levels based on this evaluation;

●	annually reviewing and approving the annual base salaries and annual incentive opportunities of the Chief Executive Officer and the other executive officers;

●	reviewing and approving the following as they affect the Chief Executive Officer and the other executive officers: (a) all other incentive awards and opportunities, including both cash-based and equity-based awards and opportunities; (b) any employment agreements and severance arrangements; and (c) any change-in-control agreements and change-in-control provisions affecting any elements of compensation and benefits; and

●	monitoring and evaluating matters relating to the compensation and benefits structure of the Company as the Compensation Committee deems appropriate, including: (a) providing guidance to senior management on significant issues affecting compensation philosophy or policy and (b) evaluating whether the risks arising from the Company’s compensation policies and practices for its employees would be reasonably likely to have a material adverse effect on the Company.

The Compensation Committee currently consists of Michael D. Belsky (Compensation Committee Chair), Hao (Howard) Zhang and Haibin Gong. The Compensation Committee also has authority to delegate its responsibilities to a subcommittee. The Company and the Compensation Committee may, from time to time, directly retain the services of consultants or other experts to assist the Company or the Compensation Committee, as the case may be, in connection with executive compensation matters. The Compensation Committee does not believe the risks from the Company’s compensation policies and practices for its employees would be reasonably likely to have a material adverse effect on the Company.

A copy of the Compensation Committee charter is posted and available on the Corporate Governance link of the Investor Relations section of the Company’s website, www.prodivnet.com. Information on the Company’s website is not incorporated by reference herein.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee operates under a charter approved by the Board. The Nominating and Corporate Governance Committee’s primary functions are:

●	leading the search for individuals qualified to serve as members of the Board and conducting the appropriate inquiries with respect to such persons;

●	evaluating the size and composition of the Board and its committees and recommending any changes to the Board;

●	reviewing the qualifications of, and making recommendations regarding, director nominations submitted to the Company by shareholders;

●	reviewing the Board’s committee structure and recommending to the Board for its approval directors to serve as members of each committee; and

●	reviewing and recommending committee slates annually and recommending additional committee members to fill vacancies as needed.

The Nominating and Corporate Governance Committee currently consists of Hao (Howard) Zhang (Committee Chair), Michael D. Belsky and.Haibin Gong A copy of the charter of the Nominating and Corporate Governance Committee is posted and available on the Corporate Governance link of the Investor Relations section of the Company’s website, www.prodivnet.com. Information on the Company’s website is not incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

In this section, we describe our compensation programs and policies and the material elements of compensation for the year ended December 31, 2018 for our Chief Executive Officer, and our two most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation was in excess of $100,000. Other than as disclosed below, we did not have any other employee whose compensation was such that executive compensation disclosure would be required but for the fact that they were not executive officers as of the end of the last fiscal year. We refer to all individuals whose executive compensation is disclosed herein as our “named executive officers.”

All share and share-based numbers in the below tables and footnotes thereto reflect the Company’s one-for-eight reverse stock split effected on September 27, 2016.

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2018 and December 31, 2017 by the persons who served as our Chief Executive Officer and our two most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation was in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Maoji (Michael) Wang,	2018	$320,000	$—	$151,200	(2)	$—	$471,200
Chief Executive Officer(1)	2017	$320,000	$—	$928,200	(3)	$—	$1,248,200
James Kirsch, (4)	2018	$146,316	$—	$162,000	(5)	$—	$308,316
Co-executive Chairman and Former Chief Executive Officer	2017	$337,261	$—	—		$—	$337,261
Jingbo Song,	2018	$325,000	$—	$162,000	(6)	$—	$487,000
Co-executive Chairman (7)	2017	$315,205	$—	$—		$—	$315,205

(1)	Mr. Wang was appointed as our Chief Executive Officer on December 22, 2016.

(2)	Represents the grant date fair value of the stock options awarded to Mr. Wang on April 19, 2018 computed in accordance with FASB ASC Topic 718. On such date, Mr. Wang was granted an option to purchase 70,000 shares of the Company’s common stock at an exercise price of $2.82, of which one-third of such options were immediately exercisable on the date of the grant, one-third vest and become exercisable on April 19, 2019 and the remaining one-third vest and become exercisable on April 19, 2020.

(3)	Represents the grant date fair value of the stock options awarded to Mr. Wang on March 9, 2017 computed in accordance with FASB ASC Topic 718. On such date, Mr. Wang was granted an option to purchase 210,000 shares of the Company’s common stock at an exercise price of $10.72, of which one-third of such options were immediately exercisable on the date of the grant, one-third vested and became exercisable on December 22, 2018 and the remaining one-third vest and become exercisable on December 22, 2019. Please refer to Note 10 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 for the assumptions utilized in calculating the fair value.

(4)	Mr. Kirsch served as our Co-Executive Chairman since March 30, 2016 and resigned on January 3, 2019.

(5)	Represents the grant date fair value of the stock options awarded to Mr. Kirsch on April 19, 2018 computed in accordance with FASB ASC Topic 718. On such date, Mr. Wang was granted an option to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.82, of which one-third of such options were immediately exercisable on the date of the grant, one-third vest and become exercisable on April 19, 2019 and the remaining one-third vest and become exercisable on April 19, 2020.

(6)	Represents the grant date fair value of the stock options awarded to Mr. Song on April 19, 2018 computed in accordance with FASB ASC Topic 718. On such date, Mr. Wang was granted an option to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.82, of which one-third of such options were immediately exercisable on the date of the grant, one-third vest and become exercisable on April 19, 2019 and the remaining one-third vest and become exercisable on April 19, 2020.

(7)	Mr. Song was appointed as our Co-Executive Chairman effective January 12, 2017 and he resigned from the Board on February 20, 2019.

Employment Agreements with Named Executive Officers

In 2016, we entered into an employment agreement with Maoji (Michael) Wang, who became our Chief Executive Officer effective December 22, 2016 (the “Wang Employment Agreement”). We have also previously entered into an employment agreement with Star Jones, our President (the “Jones Employment Agreement”).

Jones Employment Agreement

Jones Employment Agreement provides that Ms. Jones will serve as the Company’s President and receive an annual base salary of $300,000. Jones Employment Agreements also provides for an initial term of three years that automatically renews for successive one-year terms unless either party provides advance written notice of its intention to terminate the employment agreement. It also provides that Ms. Jones will be eligible to receive an annual bonus and have her salary reviewed each year by the Board. In addition, Ms. Jones will be reimbursed for all reasonable business expenses incurred in the ordinary course of business and taking into consideration each such executive officer’s unique responsibilities within the Company. The Jones Employment Agreement also generally allows Ms. Jones to participate in all benefit plans and programs offered by the Company.

Under the terms Jones Employment Agreement, Ms. Jones is subject to non-competition, non-interference and non-raiding restrictive covenants during her employment and 18 months following the named executive officer’s last day of employment with the Company. In the event that employment is terminated without “cause” or Ms. Jones resigns for “good reason” (as those terms are defined by the Jones Employment Agreements), the post-employment restrictive covenant period may not extend past the severance period (as described below). The Jones Employment Agreement also contains customary confidentiality, work product and return of Company property covenants.

The Jones Employment Agreement provides Ms. Jones with severance pay in the event she is terminated without “cause” or resign for “good reason.” Upon such a termination of employment, she entitled to continue to receive their monthly salary at the then current rate for the greater of six months or the number of remaining whole months in her term (whether the initial term or an extension), as well as a pro rata bonus based on the Company’s actual performance for the year in which such termination occurs. Finally, The Jones Employment Agreement also provides that she will become immediately fully vested in any unvested shares of restricted stock granted to her in connection with the merger with NAPW, Inc. upon her termination without “cause” or her resignation for “good reason.”

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

He’s Employment Agreement

On March 11, 2019 (the “He Effective Date”), the Company entered into an employment agreement (the “He Employment Agreement”) with Mr. He, which He Employment Agreement continues until terminated in writing by either party or earlier terminated pursuant to the provisions of the He Employment Agreement. Under the He Employment Agreement, Mr. He will receive an annual base salary of $200,000, subject to adjustment in the sole discretion of the Board or the Compensation Committee of the Board; provided however, that such annual base salary may not be decreased during Mr. He’s employment period. Mr. He will be eligible to receive an annual incentive bonus in an amount equal to up to fifty percent (50%) of his base salary, based upon the achievement of one or more performance goals, targets, measurements and other factors, established for such year by the Compensation Committee. Mr. He will also participate in all benefit plans and programs, subject to certain conditions and exceptions, as are generally provided by the Company to its other senior executive employees.

Under the terms of the He Employment Agreement, Mr. He is subject to non-solicitation, non-competition and non-interference restrictive covenants during his employment and for the 12-month period following his last day of employment with the Company. The He Employment Agreement also contains customary confidentiality, work product and return of Company property covenants.

In addition, Mr. He is entitled to severance pay if he is terminated without “cause” or resigns for “good reason,” each as defined in the He Employment Agreement. Upon such termination, Mr. He will be entitled to receive an amount equal to 30 days of his base salary, any earned but unpaid bonus for the year prior to the year of termination, and the pro rata portion of any bonus earned for the year in which termination occurs, as well as continuation of applicable benefits for a period of six months following his termination.

In connection with the approval of the He Employment Agreement, Mr. He also received a non-qualified stock option to purchase 30,000 shares of the Company’s common stock. The option will vest in accordance with the following schedule: (i) 1/3 of the shares underlying the option will vest immediately upon award, (ii) 1/3 of the shares underlying the option will vest on the first anniversary of the He Effective Date, and (iii) 1/3 of the shares underlying the option will vest on the second anniversary of the He Effective Date.

Outstanding Equity Awards at December 31, 2018

The following table sets forth the equity awards we have made to our named executive officers that were outstanding as of December 31, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested (#)	Market Value of shares or units that have not vested ($)
Maoji (Michael) Wang	210,000	-		$10.72	03/08/2027	—	—
Maoji (Michael) Wang	23,333	46,667	(1)	$2.82	04/18/2028	46,667	131,601
James Kirsch	25,000	50,000	(2)	$2.82	04/18/2028	50,000	141,000
Jingbo Song	25,000	50,000	(3)	2.82	04/18/2028	50,000	141,000

(1)	Represents unvested portion of an award of options to purchase 70,000 shares of the Company’s common stock. The stock options awarded pursuant to this stock option grant vest and become exercisable in accordance with the following schedule: (i) 1/3 of the shares underlying the option vested immediately on the date of grant (April 19, 2018), (ii) 1/3 of the shares underlying the option vest on April 19, 2019, and (iii) 1/3 of the shares underlying the option vest on April 19, 2020.

(2)	Represents unvested portion of an award of options to purchase 75,000 shares of the Company’s common stock. The stock options awarded pursuant to this stock option grant vest and become exercisable in accordance with the following schedule: (i) 1/3 of the shares underlying the option vested immediately on the date of grant (April 19, 2018), (ii) 1/3 of the shares underlying the option vest on April 19, 2019, and (iii) 1/3 of the shares underlying the option vest on April 19, 2020.

(3)	Represents unvested portion of an award of options to purchase 75,000 shares of the Company’s common stock. The stock options awarded pursuant to this stock option grant vest and become exercisable in accordance with the following schedule: (i) 1/3 of the shares underlying the option vested immediately on the date of grant (April 19, 2018), (ii) 1/3 of the shares underlying the option vest on April 19, 2019, and (iii) 1/3 of the shares underlying the option vest on April 19, 2020.

Director Compensation

During 2018, we paid our non-employee directors the following fees in cash: (1) $5,000 annual retainer fee, (2) $25,000 of Restricted Stock Units, (3) a $1,000 retainer for those directors serving on the Audit Committee and a $4,000 retainer for the Audit Committee Chair, (4) a $500 retainer for those directors for serving on the Compensation Committee and a $1,000 retainer for the Compensation Committee Chair, (4) a $500 retainer for those directors serving on the Nominating and Corporate Governance Committee and a $1,000 retainer for the Nominating and Corporate Governance Committee Chair.

Messrs. Wang, Song and Kirsch and Ms. Jones served as our executive officers during 2018. As executive officers, these individuals are not compensated for their service as directors.

The following table details the total compensation earned by the Company’s non-employee directors in 2018:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Xin (Adam) He (1)	$14,000	$0	$14,000
Michael Belsky	$11,500	$0	$11,500
Lida Fang	$3,458	$0	$3,458
Haibin Gong	$3,083	$0	$3,083
Hao (Howard) Zhang	$7,000	$0	$7,000
Courtney C. Shea	$0	$0	$0

(1)	Mr. He resigned from the Board and became our CFO on March 11, 2019.
(2)	Ms. Shea joined the Board on March 22, 2019.

The table below sets forth the unexercised options held by each of our non-employee directors outstanding as of December 31, 2018.

Name	Aggregate Number of Unexercised Stock Options Outstanding at December 31, 2018
Xin (Adam) He (1)	-
Michael Belsky	-
Lida Fang	-
Haibin Gong	-
Hao (Howard) Zhang	-
Courtney C. Shea	-

(1)	Mr. He resigned from the Board and became our CFO on March 11, 2019.
(2)	Ms. Shea joined the Board on March 22, 2019.

The table below sets forth the number of Restricted Stock Units held by each of our non-employee directors outstanding as of December 31, 2018.

Name	Aggregate Number of Restricted Stock Units at December 31, 2018
Xin (Adam) He (1)	8,865
Michael Belsky	8,865
Lida Fang	8,038
Haibin Gong	7,267
Hao (Howard) Zhang	8,865
Courtney C. Shea	-

(1)	Mr. He resigned from the Board and became our CFO on March 11, 2019.
(2)	Ms. Shea joined the Board on March 22, 2019.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders	529,439	$6.67	301,276
Equity compensation plans not approved by our shareholders	—	—	—
Total	529,439	$6.67	301,276

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 12, 2019 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and named executive officers as a group.

The percentage ownership information shown in the table is based upon a total of 4,856,948 shares of Common Stock outstanding as of April 12, 2019.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
5% Stockholders
Cosmic Forward Limited	2,295,842	(1)	47.27%
White Winston Select Asset Funds, LLC	305,616	(2)	6.29%
Ahmed Alomari	286,326	(3)	5.90%
Shengqi Cai	380,295		7.83%
China EWI International Finance Group Co., Limited	496,510	(4)	10.22%
Executive Officers and Directors
Courtney C. Shea	-		*
Maoji (Michael) Wang	365,173	(5)	7.14%
Star Jones	119,887		2.47%
Xin (Adam) He	8,865	(6)	*
Michael Belsky	8,865	(7)	*
Haibin Gong	-		*
Lida Fang	-		*
Hao (Howard) Zhang	7,772		*
Directors and officers as a group (10 persons)	510,562		9.95%

*	Less than 1%
(1)	Based on the most current Form 4 filed by Cosmic Forward Limited on January 18, 2017.
(2)	Based on an amended Schedule 13D filed with the SEC on June 27, 2017 by White Winston Select Asset Funds, LLC. Todd M. Enright, Mark Blundell and Donald Feagan, the managers (the “Managers”) of White Winston, have shared voting power and dispositive power over the 305,616 shares beneficially owned by White Winston Select Asset Funds, LLC. Includes 125,000 shares that may be acquired upon the exercise of warrants that are currently exercisable for a purchase price of $20.00 per share. The Managers’ address is 265 Franklin St., Suite 1702, Boston, MA 02110.
(3)	Based on an amended Schedule 13G filed by Mr. Alomari with the SEC on May 16, 2017. Mr. Alomari’s address is 3901 W Charleston Blvd #200, Las Vegas, NV 89102.
(4)

Mr. Ji XU is the Chairman and President of China EWI International Finance Group Co., Limited and therefore has the voting power and dispositive power over the 496,510 shares. Mr. Xu’s address is Building C, Hengao Center, 26 Jinshifang Street, Xicheng District, Beijing, China.

(5)	Includes 256,667 shares that may be acquired upon the exercise of options that are currently exercisable, or will become exercisable within 60 days of April 12, 2019.
(6)	Includes 8,865 shares that will be vested within 60 days of April 12, 2019.
(7)	Includes 8,865 shares that will be vested within 60 days of April 12, 2019.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The following is a summary of transactions, since January 1, 2018, to which we have been a party in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2017 and December 31, 2018, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section entitled “Executive Compensation.”

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

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our board has determined that Messrs. Belsky, He, Gong and Zhang and Ms. Fang and Ms. Shea are “independent directors” as defined by Rule 5605(a)(2) of the Marketplace Rules of the Nasdaq Stock Market. Under the terms of a stockholders’ agreement entered into between the Company and CFL, our majority stockholder, CFL has right to designate one director nominee for every 9.9% of the total voting power of our common stock that CFL beneficially owns, up to a maximum of six directors.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

The following table summarizes fees for professional services rendered to the Company by Ciro E. Adams, CPA, LLC for the fiscal years ended December 31, 2018 and 2017, respectively.

Fees:	2018	2017
Audit Fees	$97,500	$-
Audit-Related Fees	$-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$97,500	$-

The following table summarizes fees for professional services rendered to the Company by Marcum LLP for the fiscal years ended December 31, 2018 and 2017, respectively.

Fees:	2018	2017
Audit Fees	$130,988	$252,325
Audit-Related Fees	$-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$130,988	$252,325

Audit Fees. For the fiscal years ended December 31, 2018 and 2017, the “Audit Fees” reported above were billed by Ciro E. Adams CPA LLC, and Marcum LLP for professional services rendered for the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, services normally provided by the independent auditors in connection with statutory and regulatory filings and engagements, and comfort letters and consents.

Audit-Related Fees. The Company did not pay any audit-related fees to Ciro E. Adams CPA LLC, and Marcum LLP in 2018 or 2017.

Tax Fees. The Company did not pay any tax-related fees to Ciro E. Adams CPA LLC, and Marcum LLP in 2018 or 2017.

All Other Fees. The Company did not pay any other fees to Ciro E. Adams CPA LLC, and Marcum LLP in 2018 or 2017.

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

3. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger among the Company, NAPW Merger Sub, Inc., NAPW, Inc. and Matthew B. Proman, dated as of July 11, 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2014).
2.2	Stock Purchase Agreement, dated as of August 12, 2016, by and between Professional Diversity Network, Inc. and Cosmic Forward Limited, including as Exhibit A the form of Stockholders’ Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016).
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through October 17, 2016 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).

Exhibit Number	Description of Exhibit

3.2	Second Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
4.1	Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013).
4.2	Form of Underwriters’ Warrant (incorporated herein by reference to Exhibit 1.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013).
4.3±	Common Stock Purchase Warrant for the Purchase of 6,000 Shares of Common Stock of Professional Diversity Network, Inc. between David Bocchi and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).
4.4	Common Stock Purchase Warrant for the Purchase of 50,000 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).
4.5	Common Stock Warrant for the Purchase of 131,250 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).
4.6	Warrant for the Purchase of 1,000,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $0.25 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 (incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).
4.7	Warrant for the Purchase of 1,750,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $0.25 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).
4.8	Warrant for the Purchase of 1,000,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $2.50 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 (incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).
4.9	Stockholders’ Agreement, dated as of November 7, 2016, by and among Professional Diversity Network, Inc., Cosmic Forward Limited, Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Nan Kou (incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
4.10	Agreement on Exclusive Technical Support, Consultation and Service, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd. (incorporated herein by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018).
4.11	Business Operation Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd. (incorporated herein by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018).
4.12	Equity Interest Pledge Agreement, dated as of February 26, 2018 between PDN (China) International Culture Development Co., Ltd., Maoji (Michael) Wang and Anyong Wu. (incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018).
4.13	Exclusive Stock Option Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd., Maoji (Michael) Wang and Anyong Wu. (incorporated herein by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018).
4.14	Intellectual Property Licensing Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd. (incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018).
10.1	Master Services Agreement between Apollo Group and the Registrant, dated October 1, 2012, (incorporated herein by reference to Exhibit 10.6 of Amendment No. 9 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on January 16, 2013).
10.2	Statement of Work by and between the Registrant and Apollo Group, dated October 1, 2012 (incorporated herein by reference to Exhibit 10.13 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013).
10.3	Insertion Order between Apollo Group and the Registrant, dated June 11, 2012 (incorporated herein by reference to Exhibit 10.11 of Amendment No. 4 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on September 7, 2012)
10.4†	Diversity Recruitment Partnership Agreement between the Registrant and LinkedIn Corporation, dated as of November 6, 2012 (incorporated herein by reference to Exhibit 10.12 of Amendment No. 9 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on January 16, 2013)
10.5#	Amended and Restated Employment Agreement between the Company and James Kirsch, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)

Exhibit Number	Description of Exhibit

10.6#	Employment Agreement between the Company and David Mecklenburger, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)
10.7#	Employment Agreement between the Company and Matthew Proman, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)
10.8#	Employment Agreement between the Company and Star Jones, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)
10.9#	Employment Agreement between the Company and Christopher Wesser, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)
10.10#	Severance Agreement and General Release, dated as of March 10, 2015, between the Company and Rudy Martinez (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2015)
10.11#	Offer Letter, dated February 20, 2015, from the Company to Jorge Perez (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015).
10.12#	Professional Diversity Network, Inc. 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.15 of Amendment No. 12 to the registrant’s Registration Statement on Form S-1 (No. 333-181594) filed with the SEC on February 28, 2013)
10.13	Form of Professional Diversity Network, Inc. 2013 Equity Compensation Plan Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2014)
10.14#	Amendment No. 1 to Professional Diversity Network, Inc. 2013 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 16, 2016).
10.15	Asset Purchase Agreement among Professional Diversity Network, Inc. and Careerimp, Inc., dated as of June 14, 2013 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014)
10.16	Asset Purchase Agreement among Professional Diversity Network, Inc. and Personnel Strategies, Inc., dated as of September 18, 2013(incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2014)
10.17	Promissory Note issued by the Company to Matthew B. Proman in the principal amount of $445,000, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014)
10.18	Professional Diversity Network, Inc. 2013 Equity Compensation Plan Code Section 409A Nonqualified Stock Option Award Agreement, dated as of September 24, 2014, between Matthew Proman and the Company (incorporated herein by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014)
10.19	Restricted Stock Agreement between the Company and Star Jones, dated as of September 24, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form S-8 filed with the SEC on December 30, 2014)
10.20	Restricted Stock Agreement between the Company and Christopher Wesser, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2014)
10.21	Separation Agreement and Mutual Release of All Claims, dated as of July 16, 2015, between the Company and Matthew Proman (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).
10.22	Confidential Settlement and Mutual Release of All Claims, dated November 4, 2016 by and between the Company and Matthew B. Proman (incorporated herein by reference to the Company’s Current Report filed with the SEC on November 14, ).

Exhibit Number	Description of Exhibit

10.23	Master Credit Facility dated March 30, 2016 by and among Professional Diversity Network, Inc., NAPW, Inc., Noble Voice LLC and Compliant Lead LLC, as borrowers, and White Winston Select Asset Funds, LLC, as lender (incorporated herein by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2016).
10.24	Amendment to the Master Credit Facility and Consent and Waiver Agreement, dated as of August 10, 2016, by and among Professional Diversity Network, Inc., NAPW, Inc., Noble Voice, LLC, Compliant Lead LLC and White Winston Select Asset Funds, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016).
10.25	Board Representation Agreement dated June 30, 2016 by and among Professional Diversity Network, Inc. and White Winston Select Asset Funds, LLC (incorporated herein by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).
10.26#	Employment Agreement between the Company and Katherine Butkevich, dated September 30, 2016 (incorporated herein by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2016).
10.27	Employment Agreement by and between the Company and Adam He, dated as of March 11, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2019).
21*	List of Subsidiaries of the Company
23.1*	Consent of Ciro E. Adams, CPA, LLC.
23.2*	Consent of Marcum LLP.
24	Powers of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.
#	Denotes a management contract or compensation plan or arrangement
±	The Common Stock Purchase Warrants issued by the Company to each of Craig Skop, Priyanka Mahajan, Kevin Mangan, Eric Lord, Ramnarain Jaigobind, Zachary Hirsch , Joseph Haughton, Phillip Michals, Raffaele Gambardella and Robert Eide, all of whom are affiliates of Aegis Capital Corp., are substantially identical in all material respects to the Common Stock Purchase Warrant issued to David Bocchi and filed as an exhibit, except as to the recipient of such warrants and the number of shares of Common Stock issuable upon exercise of such warrants. Pursuant to SEC regulation, we have omitted filing copies of such warrants as exhibits to this Annual Report on Form 10-K.

CIRO E. ADAMS, CPA, LLC
Client service, first and foremost.
56 Rockford Rd. | Wilmington, DE 19806-1004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Professional Diversity Network, Inc.
Chicago, IL 60607-3059

Opinion on the Financial Statements

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Retrospective Change in Accounting Principle to Present Discontinued Operations

We also have audited the adjustments to the 2017 consolidated financial statements to retrospectively apply the change in accounting principle to present discontinued operations, as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2017 financial statements of Professional Diversity Network, Inc., other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2017 financial statements taken as a whole.

Basis for Opinion

56 Rockford Road, Wilmington, DE 19806-1004 Phone: 302-652-4783 Cell: 609-509-3856 ciro@ciroadamscpa.com

www.ciroadamscpa.com

F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Professional Diversity Network, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3-Discontinued Operations, the consolidated balance sheet of Professional Diversity Network, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2017 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 3-Discontinued Operations, present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 3-Discontinued Operations and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Ciro E. Adams, CPA, LLC. The 2017 financial statements before the effects of the adjustments discussed in Note 3 are not presented herein.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2012 to 2018.

Melville, NY

March 30, 2018

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
Current Assets:
Cash and cash equivalents (Amount related to variable interest entity of $683,043, and $1,671,378 in 2018 and 2017, respectively)	$1,441,607	$2,926,088
Accounts receivable, net	816,698	905,723
Incremental direct costs	20,797	145,292
Prepaid expenses and other current assets	350,906	478,379
Current assets from discontinued operations	126,270	1,180,099
Total current assets	2,756,278	5,635,581

Property and equipment, net	83,608	221,184
Capitalized technology, net	194,833	153,381
Goodwill	339,451	5,590,150
Intangible assets, net	1,020,942	6,264,706
Merchant reserve	760,849	760,849
Security deposits	82,139	225,957
Long-term assets from discontinued operations	-	137,114
Total assets	$5,238,100	$18,988,922

Current Liabilities:
Accounts payable	$1,843,688	$1,120,444
Accrued expenses	989,626	1,166,214
Deferred revenue	2,460,436	4,004,015
Note Payable – related party	500,000	-
Current liabilities from discontinued operations	346,528	484,524
Total current liabilities	6,140,278	6,775,197

Deferred tax liability	194,786	1,803,519
Deferred rent	13,742	56,082
Other liabilities	82	52,321
Total liabilities	6,348,888	8,687,119

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value, 45,000,000 shares authorized, 4,856,213 shares and 3,963,864 shares issued as of December 31, 2018 and 2017, respectively, and 4,855,165 and 3,962,816 shares outstanding as of December 31, 2018 and 2017, respectively	48,562	39,639
Additional paid in capital	83,728,903	80,016,218
Accumulated other comprehensive income	(24,340)	28,848
Accumulated deficit	(84,826,796)	(69,745,785)
Treasury stock, at cost; 1,048 shares at December 31, 2018 and 2017	(37,117)	(37,117)
Total stockholders’ equity	(1,110,788)	10,301,803

Total liabilities and stockholders’ equity	$5,238,100	$18,988,922

See Note 3 for Additional Variable Interest Entity Disclosures.

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017
Revenues:
Membership fees and related services	$4,991,950	$9,371,843
Recruitment services	2,571,935	2,578,597
Product sales and other	19,239	100,289
Education and training	606,557	3,776,546
Consumer advertising and marketing solutions	262,946	252,980
Total revenues	8,452,627	16,080,255

Costs and expenses:
Cost of revenues	1,612,858	2,693,408
Sales and marketing	3,969,508	7,269,001
General and administrative	8,016,716	11,612,024
Litigation settlement	342,472	155,216
Impairment charge	8,047,090	14,611,040
Depreciation and amortization	2,617,774	3,007,664
Total costs and expenses	24,606,418	39,348,353

Loss from operations	(16,153,791)	(23,268,098)

Other (expense) income
Interest expense	(4,637)	(12,399)
Interest and other income	299	8,165
Other income (expense)	22,558	8,421
Other income, net	18,220	4,187

Loss before income tax expense (benefit)	(16,135,571)	(23,263,911)
Income tax expense (benefit)	(1,563,712)	(1,687,370)
Loss from continuing operations	(14,571,859)	(21,576,541)
Loss from discontinued operations (net of tax benefit of $52,340, and net of tax benefit of $58,144 in 2018 and 2017, respectively), including gain on sale of $63,687 in 2018	(509,153)	(711,008)
Net loss	$(15,081,012)	(22,287,549)

Other comprehensive loss:
Foreign currency translation adjustment	(53,188)	28,848
Comprehensive loss	$(15,134,200)	(22,258,701)

Basic and diluted loss per share:
Continuing operations	$(3.18)	$(5.50)
Discontinued operations	$(0.11)	$(0.18)
Net loss	$(3.29)	$(5.68)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	4,578,834	3,920,849

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2017	3,620,386	$36,204	$76,234,772	$(47,458,236)	1,048	$(37,117)	-	$28,775,623
Net proceeds from sale of common stock to Cosmic Forward Limited	312,500	3,125	2,817,875	-	-	-		2,821,000
Sale of common stock	18,200	182	63,336	-	-	-	-	63,518
Translation adjustments	-	-	-	-	-	-	28,848	28,848
Stock-based compensation	12,778	128	900,235	-	-	-	-	900,363
Net loss	-	-	-	(22,287,549)	-	-	-	(22,287,549)
Balance at December 31, 2017	3,963,864	$39,639	$80,016,218	$(69,745,785)	1,048	$(37,117)	28,848	$10,301,803
Sale of common stock	876,805	8,768	2,913,100	-	-	-		2,921,868
Issuance of common stock	15,544	155	(155)	-	-	-	-	-
Translation adjustments	-	-	-	-	-	-	(53,188)	(53,188)
Stock-based compensation	-	-	799,741	-	-	-	-	799,741
Net loss	-	-	-	(15,081,012)	-	-		(15,081,012)
Balance at December 31, 2018	4,856,213	$48,562	$83,728,904	$(84,826,797)	1,048	$(37,117)	$(24,340)	$(1,110,788)

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Loss from continuing operations	$(14,571,859)	$(21,576,541)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities– continuing operations:
Depreciation and amortization	2,617,775	3,007,664
Deferred tax expense (benefit)	(1,393,925)	(1,928,522)
Impairment charge	8,047,090	14,611,040
Stock-based compensation expense	799,741	900,363
Provision for bad debt	54,397	36,614
Write-off of security deposit	170,732	-
Write-off of property and equipment	51,804	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(36,217)	(267,442)
Prepaid expenses and other current assets	123,449	486,913
Incremental direct costs	124,495	277,731
Accounts payable	730,696	(786,841)
Accrued expenses	(120,353)	262,105
Deferred revenue	(1,529,865)	(1,481,584)
Deferred rent	(42,341)	3,714
Customer deposits	(30,257)	-
Other liabilities	(52,236)	19,162
Net cash used in operating activities– continuing operations	(5,056,874)	(6,435,624)
Net cash provided by operating activities – discontinued operations	120,911	230,141
Net cash used in operating activities	(4,935,963)	(6,205,483)

Cash flows from investing activities:
Costs incurred to develop technology	(119,924)	(182,564)
Purchases of property and equipment	(7,937)	(153,628)
Security deposit	-	(4,559)
Net cash used in investing activities– continuing operations	(127,861)	(363,522)
Net cash provided by (used in) investing activities – discontinued operations	200,000	(2,550)
Net cash provided by (used in) investing activities	72,139	(343,301)

Cash flows from financing activities:
Proceeds from the sales of common stock	2,921,867	3,063,518
Proceeds from note payable – related party	500,000
Payment of offering costs	-	(144,000)
Merchant reserve	-	666,078
Net cash provided by financing activities	3,421,867	3,585,596

Effect of exchange rate fluctuations on cash and cash equivalents	(42,523)	33,805
Net decrease in cash and cash equivalents	(1,484,481)	(2,929,383)
Cash and cash equivalents, beginning of period	2,926,088	5,855,471
Cash and cash equivalents, end of period	$1,441,607	$2,926,088

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$67,954	$1,702

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), PDN (Hong Kong) International Education Ltd, PDN (Hong Kong) International Education Information Co., Ltd, and PDN (China) International Culture Development Co. Ltd, each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. In November 2017, Jiangxi PDN Culture Media Co., Ltd became our consolidated variable interest entity (VIE). Laws and regulations of the People’s Republic of China (“PRC”) prohibit or restrict companies with foreign ownership from certain activities and benefits including eligibility for certain government grants and certain rebates related to commercial activities. To provide the Company the expected residual returns of the VIE, the Company, through its wholly-owned subsidiary PDN (China) International Culture Development Co., Ltd., entered into a series of contractual arrangements with the VIE and its registered shareholders to enable the Company, to exercise effective control over the VIE, receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks of the VIE as if it were the sole shareholder; and have an exclusive option to purchase all of the equity interests in the VIE. Please refer to Note 3 for more details about the VIE. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is an exclusive women-only professional networking organization, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at events hosted at its local chapters across the country. The Company established business operations in China in 2017. Our business activities, similar to those in the United States, will be focused on providing tools, products and services in China, which will assist in personal and professional development.

On May 25, 2018, the Company sold Noble Voice to a long-time customer of the Company and exited the business segment conducted by Noble Voice. See Note 3 for additional information.

2. Going Concern and Management’s Plans

At December 31, 2018, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sales of shares in 2018.

The Company had an accumulated deficit of approximately $(84,827,000) at December 31, 2018. During the year ended December 31, 2018, the Company generated a net loss from continuing operations of $(14,572,000), and used cash in continuing operations of $5,057,000. At December 31, 2018, the Company had a cash balance of approximately $1,442,000. Total revenues were approximately $8,453,000 and $16,080,000 for the years ended December 31, 2018 and 2017. The Company had a working capital deficiency of approximately $(3,384,000) and $(1,140,000) at December 31, 2018 and 2017. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is closely monitoring operating costs and capital requirements. Management of the Company also made efforts in 2018 and 2017 to contain and reduce cost, including terminating non-performing employees and eliminating certain positions, replacing and negotiating with certain vendors, implementing a new approval process over travel and other expenses, and significantly reducing the cash compensation for independent board directors. We also sold our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are still not successful in sufficiently reducing our costs, we may then need to dispose of our other assets or discontinue business lines.

On November 16, 2018, the Company entered into a revolving credit facility agreement that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. At December 31, 2018, there were no outstanding amounts drawn under this facility. At March 31, 2019, approximately $1,707,000 was available for us to draw.

From January 9, 2019 to April 2, 2019, the Company sold an aggregate of 232,515 shares of its common stock at a purchase price ranging from $1.146 to $3.85 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription. As of the date of this annual report, the Company has received an aggregate gross proceeds of $479,931 under this private placement. All of the purchasers are citizens of the People’s Republic of China.

Management believes that its available funds and cash flow from operations may not be sufficient to meet its working capital requirements through April 2020. In order to fund its operations, the Company will need to either raise capital via stock issuances, utilizing its revolving credit facility, or securing other financing in the US or China.

There are no assurances that the plans and actions proposed by management will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the USA freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country strictly. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time. As of December 31, 2018 we had a $1,336,000 cash balance in China. The independent registered public accounting firm's report on our financial statements as of December 31, 2018, includes a "going concern" explanatory paragraph that describes substantial doubt about our ability to continue as a going concern

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies

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

Financial Information of VIE

Liabilities recognized as a result of consolidating this VIE do not represent additional claims on the Company’s general assets. VIE assets can be used to settle obligations of the primary beneficiary. The financial information of Jiangxi PDN Culture & Media Co., which was included in the accompanying consolidated financial statements, is presented as follows:

	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$683	1,671
Total assets	$1,180	1,672
Total liabilities	$65	257

	(in thousands)
	Year ended December 31,
	2018	2017

Total net revenue	$-	$1,666
Net income (loss)	$(232)	$1,392

Cash Equivalents - The Company considers cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2018 and 2017, the allowance for doubtful accounts amounted to $75,000, and $33,000, respectively.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. The commissions are deferred and amortized over the term of membership, which is a 12 month period. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Incremental direct costs amounted to $21,000 and $145,000 at December 31, 2018 and 2017, respectively. Amortization expense of deferred commissions amounted to $239,000 and $819,000 for the years ended December 31, 2018 and 2017, respectively.

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

As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill. The Company performed its review based on both qualitative and quantitative factors and determined that carrying value of NAPW’s goodwill exceeded its implied fair value. Accordingly, the Company recorded a goodwill impairment charge of $5,251,000, and $14,611,000 in the accompanying consolidated statement of operations and comprehensive loss during the year ended December, 31 2018 and 2017, respectively.

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

All historical operating results for Noble Voice are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. Certain reclassifications have been made to the 2017 consolidated financial statements to conform to the 2018 discontinued operations presentation. For the year ended December 31, 2018, loss from discontinued operations was $509,000, net of tax benefit of $52,000, compared to a loss of $711,000, net of tax benefit of $58,000 for the year ended December 31, 2017.

Assets and liabilities that the Company retained, which were previously reported in the Noble Voice operating segment, are now included in current assets from discontinued operations, and current liabilities from discontinued operations. As of December 31, 2018, the current assets from discontinued operations were $126,000, compared to $1,180,000 as of December 31, 2017. As of December 31, 2018, current liabilities from discontinued operations were $347,000 compared to $485,000 as of December 31, 2017.

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the years ended December 31, 2018 and 2017, the Company incurred advertising and marketing expenses of approximately $1,375,000 and $2,859,000, respectively. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations. At December 31, 2018 and 2017, there were no prepaid advertising expenses recorded in the accompanying consolidated balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2013 through 2018.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2018.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2018 and 2017 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2018	2017
Warrants to purchase common stock	170,314	170,314
Stock options	499,439	246,564
Unvested restricted stock	60,651	15,544
	730,404	432,422

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (“ASC 606” or “ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and some cost guidance included in ASC Subtopic 605-35, “Revenue Recognition - Construction-Type and Production-Type Contracts.” The core principle of ASU 2014-09 is that revenue is recognized when the transfer of goods or services to customers occurs in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASU 2014-09 requires the disclosure of sufficient information to enable readers of the Company’s financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 also requires disclosure of information regarding significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. ASU 2014-09 provides two methods of retrospective application, either the full retrospective or cumulative effect transition method. The first method would require the Company to apply ASU 2014-09 to each prior reporting period presented. The second method would require the Company to retrospectively apply ASU 2014-09 with the cumulative effect recognized at the date of initial application. ASC 606 requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time based on when control of goods and services transfer to a customer. The Company has completed its initial assessment of the new standard and is in the process of assessing its contracts with customers, through a detailed review of their contract portfolio and comparing its historical accounting policies and practices to the new standard. The Company will continue to assess the impact through its implementation process. The Company expects to adopt ASC 606 using the modified retrospective transition method in the quarter ending March 31, 2019. The financial presentation and results of operations for reporting periods after January 1, 2019 will be presented under the new guidance, while financial presentation and results of operations for prior periods presented will continue to be reported in accordance with the legacy standard and the Company’s historical accounting policy. The Company’s adoption of ASU 2014-09 in 2019 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”), as amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. ASC 842 was previously required to be adopted using the modified retrospective approach. However, in July 2018, the FASB issued ASU 2018-11, which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this option, entities would not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented. Management expects that most of its operating leases (primarily office space) will be recognized as operating lease liabilities and right of use assets on its consolidated balance sheet. The Company has elected to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives the option to not reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases. Management has evaluated the impact of the adoption of this standard and expects to record right of use assets of $440,000 and lease obligations of $454,000.

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

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and Equipment is as follows:

	December 31,
	2018	2017
Computer hardware	$140,523	$397,528
Furniture and fixtures	42,153	216,473
Leasehold improvements	111,076	239,921
	293,752	853,922
Less: Accumulated depreciation	(210,145)	(632,738)
	$83,607	$221,184

Assets abandoned or disposed	$51,804	-

Depreciation expense for the years ended December 31, 2018 and 2017 was $92,000 and $181,000, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

5. Capitalized Technology

Capitalized Technology, net is as follows:

	December 31,
	2018	2017
Capitalized cost:
Balance, beginning of period	$2,043,122	$1,860,558
Additional capitalized cost	119,922	182,564
Balance, end of period	$2,163,044	$2,043,122

Accumulated amortization:
Balance, beginning of period	$1,889,741	$1,698,954
Provision for amortization	78,472	190,787
Balance, end of period	$1,968,213	$1,889,741
Capitalized Technology, net	$194,831	$153,381

Amortization expense of $2,447,372 and $2,635,400 for the years ended December 31, 2018 and 2017, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

6. Intangible Assets

In fourth quarter of 2018, the Company undertook a review of the carrying amount of its long-lived intangible assets. The Company performed its review based on both qualitative and quantitative factors and determined that carrying value of long-lived intangible assets exceeded its implied fair value, and as of December 31, 2018 recorded impairment charge of $2,796,000.

Intangible assets, net is as follows:

December 31, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,692,764)	$438,192
Paid Member Relationships	5	803,472	(758,972)	44,500
Member Lists	5	8,086,181	(7,638,331)	447,850
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,178,067)	930,542
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$1,020,942

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$3,970,000	$(1,295,764)	$2,674,236
Paid Member Relationships	5	890,000	(580,972)	309,028
Member Lists	5	8,957,000	(5,846,931)	3,110,069
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(359,027)	80,973
		14,905,000	(8,730,694)	6,174,306
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$6,264,706

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2019	$568,557
2020	76,207
2021	76,207
2022	76,207
Thereafter	133,364
$930,542

	2018	2017
Impairment charge on NAPW	$2,796,391	$-

Amortization expense of $2,802,233 and $2,868,400 for the years ended December 31, 2018 and 2017, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

7. Goodwill

Goodwill is summarized as follows:

	2018	2017
Balance at January 1,	$5,590,150	$20,201,190
Impairment charge on NAPW	(5,250,699)	(14,611,040)
Balance at December 31,	$339,451	$5,590,150

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Note Payable – Related Party

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

9. Revolving Credit Facility – Related Party

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech, a related party through one of the Company’s shareholders, Cosmic Forward Limited (“CFL”), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. At December 31, 2018, there were no outstanding amounts drawn under this facility. At April 12, 2019, approximately $1,707,000 was available for us to draw.

As of 4/12/2019, the Company has drawn down $293,000 under this facility.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Rent expense, amounting to $498,232 and $904,135 for the years ended December 31, 2018 and 2017, respectively, is included in general and administrative expense in the consolidated statements of operations. Included in rent expense for the year ended December 31, 2017 is sublease income of $384,000.

Future annual minimum payments net of sublease income due under the leases are summarized as follows:

Year ending December 31,
2019	$395,176
2020	303,995
$699,171

Legal Proceedings

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC, No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. The four-count complaint in the Federal Action alleged that White Winston is entitled to recover compensatory damages of $1,708,233, plus attorneys’ fees, treble damages and other amounts. White Winston served the complaint on July 12, 2018, and the Company moved to dismiss the entire action for failure to state a claim. On October 15, 2018, prior to addressing the motion to dismiss, the Court issued an order noting that White Winston (which is a limited liability company) had failed to allege the citizenship of its members and ordered White Winston to show cause that complete diversity exists between the parties and that the Court had jurisdiction. On October 23, 2018, White Winston dismissed the Federal Action without prejudice. On December 18, 2018, White Winston filed a complaint in Massachusetts Superior Court in Suffolk County in Boston alleging the same claims and rights to relief as in the Federal Action. The Company has moved to once again to dismiss the complaint in its entirety for failure to state a claim. The entire motion package, comprised of the Company’s motion to dismiss and accompanying memorandum, White Winston’s opposition, and the Company’s reply brief, was filed with the court on Monday, March 25, 2019. The Company denies liability for all claims.

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

NAPW and PDN are two of the named Respondents in a Superior Court of New Jersey Proceeding, and they are being sued by Shore Digital LLC. The Petitioner in this matter, Shore Digital LLC is alleging that both NAPW and PDN are in breach of contract, and the matter involves the payment of the entire value of the contract plus council feels, interest, and costs owing to the Petitioner. The case is on-going, and discussions are taking place to assess the company’s options to settle the matter without further litigation.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed in June of 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery. The potential financial impact on the Company is inherently uncertain at this point.

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

12. Employment Agreement

James Kirsch, formerly Co-Executive Chairman of the Company, was party to an employment contract with the Company dated September 24, 2014. As the Company previously reported in its March 8, 2018 Form 8-K, Mr. Kirsch tendered his resignation as Co-executive Chairman on March 6, 2018. Mr. Kirsch’s decision to resign was due to his personal reasons and was not a result of any dispute with the Company. No compensation was provided in connection with his departure.

Jiangping (Gary) Xiao, formerly Chief Financial Officer of the Company, was party to an employment contract with the Company dated March 7, 2017. As the Company previously reported in its February 12, 2019 Form 8-K, Mr. Xiao tendered his resignation on February 6, 2019 as Chief Financial Officer, effective March 19, 2019. Mr. Xiao’s decision to resign was due to his personal reasons and was not a result of any dispute with the Company. No compensation was provided in connection with his departure.

Jingbo (James) Song, formerly Co-Executive Chairman of the Company, was party to an employment contract with the Company dated January 12, 2017. As the Company previously reported in its February 22, 2019 Form 8-K, Mr. Song tendered his resignation on February 20, 2019 as Executive Chairman of the Board of Directors and director of the Company, effective immediately. Also on February 20, 2019, the Board of Directors resolved to accept Mr. Song’s resignation with immediate effect. Mr. Song’s resignation from the Board of Directors of the Company was for personal health reasons. Mr. Song served as a valued member of the Board since November, 2016, and his decision to resign was not due to any disagreement with the Company. No compensation was provided in connection with his departure.

On March 11, 2019 (the “He Effective Date”), the Company entered into an employment agreement (the “He Employment Agreement”) with Mr. He, which He Employment Agreement continues until terminated in writing by either party or earlier terminated pursuant to the provisions of the He Employment Agreement. Under the He Employment Agreement, Mr. He will receive an annual base salary of $200,000, subject to adjustment in the sole discretion of the Board or the Compensation Committee of the Board; provided however, that such annual base salary may not be decreased during Mr. He’s employment period. Mr. He will be eligible to receive an annual incentive bonus in an amount equal to up to fifty percent (50%) of his base salary, based upon the achievement of one or more performance goals, targets, measurements and other factors, established for such year by the Compensation Committee. Mr. He will also participate in all benefit plans and programs, subject to certain conditions and exceptions, as are generally provided by the Company to its other senior executive employees.

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

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of December 31, 2018, the Company had 4,855,165 shares of common stock outstanding.

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

From January 9, 2019 to April 2, 2019, the Company sold an aggregate of 232,515 shares of its common stock at a purchase price ranging from $1.146 to $3.85 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription. As of the date of this annual report, the Company has received an aggregate gross proceeds of $479,931 under this private placement. All of the purchasers are citizens of the People’s Republic of China.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2018	246,564	$11.17	9.1	$-
Granted	253,000	2.82
Exercised	-	-
Forfeited or Canceled	(125)	27.6
Outstanding – December 31, 2018	499,439	$6.94	9.0	$-

Exercisable – December 31, 2018	251,272	8.49	8.8	$-

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2017	69,950	$12.07	9.0	$-
Granted	240,000	10.72
Exercised	-	-
Forfeited or Canceled	(63,386)	(10.46)
Outstanding – December 31, 2017	246,564	$11.17	9.1	$-

Exercisable – December 31, 2017	86,564	12.00	9.0	$-

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 19, 2018, the Company granted 75,000, 75,000, 70,000 and 30,000 stock options to Executive Chairman Jingbo Song, Non-executive Chairman James Kirsch, CEO Michael Wang and CFO Gary Xiao, respectively, in connection with their employment agreements. On September 7, 2018, the Company granted 3,000 stock options to an employee, in connection with his employment agreements. These options had an aggregate fair value of $547,000, using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.77% to 2.82%
Expected dividend yield	0.00%
Expected volatility	97.4 to 98.8%
Expected term	5.4 to 5.5 years

The April 19, 2018 options granted are exercisable at an exercise price of $2.82 per share over a ten-year term and vest over two years, with one-third vested upon grant, while the September 7, 2018 options garnted are exercisable at an exercise price of $3.07 per share over a ten-year term and vest over two years, with one-third vested upon grant

The Company recorded non-cash compensation expense of approximately $659,000 and $706,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at December 31, 2018 amounts to approximately $301,000 and is expected to be recognized over a remaining weighted average period of 1.2 years.

Warrants

As of December 31, 2018 and 2017, there were 170,314 warrants outstanding and exercisable, with a weighted average exercise price of $32.44 per share. The weighted average remaining contractual life of the warrants outstanding and exercisable at December 31, 2018 and 2017 was 2.6 and 3.3 years, respectively, and the aggregate intrinsic value was $0.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2018 is as follows:

Number of Shares
Unvested - December 31, 2017	15,544
Granted	60,651
Vested	(15,544)
Forfeited or Canceled	-
Unvested – December 31, 2018	60,651

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

The Company recorded non-cash compensation expense of $141,000 and $161,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at December 31, 2018 amounts to $98,000 and is expected to be recognized over a weighted average period of 0.4 year.

15. Income Taxes

The Company has the following net deferred tax assets and liabilities at December 31, 2018 and 2017:

	December 31,
	2018	2017
Goodwill and intangible assets	$(183,082)	$(1,591,326)
Developed technology	(53,384)	(42,698)
Derivative liability	(113,811)	(112,149)
Property and equipment	12,140	85,351
Other deferred tax assets	44,654	47,879
Settlements	191,781	39,442
Lease liability	-	23,081
Stock based compensation	403,587	214,610
Net operating loss	6,843,840	5,536,896
Valuation allowance	(7,340,511)	(6,004,605)
Net deferred tax liability	$(194,786)	$(1,803,519)

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit for income taxes for the years ended December 31, 2018 and 2017 consists of the following:

	Year Ended December 31,
	2018	2017
Federal:
Current provision	$-	$-
Deferred provision (benefit)	(1,097,974)	(1,798,585)
	(1,097,974)	(1,798,585)
State:
Current provision	$-	$-
Deferred provision (benefit)	(307,901)	(51,170)
	(307,901)	(51,170)
Foreign:
Current provision	$(210,177)	$104,241
Deferred provision (benefit)	-	-
	(210,177)	104,241

Income tax expense (benefit)	$(1,616,052)	$(1,745,514)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017
Expected federal statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	6.4%	4.8%
Change in expected future federal tax rate	0.0%	-7.6%
Impairment charge	-8.6%	-23.6%
Valuation allowance	-8.0%	0.9%
Permanent items	0.0%	-0.1%
Rate change	0.4%	0.0%
Other	-1.5%	-1.1%
	9.7%	7.3%

The valuation allowance at December 31, 2018 was approximately $7,340,000. The net change in the valuation allowance during the year ended December 31, 2018 was an increase of approximately $1,335,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2018.

At December 31, 2018, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $24,237,000. The federal and state net operating loss carryforwards will expire, if not utilized, beginning in 2034.

A tax benefit from uncertain tax positions may be recognized when it is more likely than not that the position that a tax position will be sustained upon examination. Management makes judgments as to the interpretation of the tax laws that may be challenged upon an audit and cause a change of tax liability. As of December 31, 2018 and 2017, the Company did not maintain a reserve for uncertain tax positions.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the U.S. include New York, Illinois and California. In May 2016, the Company received notice that the 2014 consolidated tax return of the Company is being audited by the Internal Revenue Service. During April 2017, the Internal Revenue Service notified the Company that their audit has been completed and that no change is being made to the Company’s consolidated tax return.

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

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law. As a result of the Tax Act, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax liabilities at the new rate. As a result of the reduction in the U.S. corporate income tax rate, we re-measured our ending net deferred tax liabilities at December 31, 2017 at the rate at which they are expected to reverse in the future and recognized a tax benefit of $788,000.

Additionally, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company completed the provision calculations with its federal tax return.

The Tax Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign E&P through the year ended December 31, 2017. We had an estimated $332,000 of undistributed foreign E&P subject to the deemed mandatory repatriation, this income was offset by U.S. operating losses. As of December 31, 2018, foreign withholding taxes have not been provided on the undistributed E&P of our foreign subsidiaries as we intend to permanently reinvest these foreign earnings in those businesses outside the U.S.

Beginning in 2018, the Tax Act includes a new U.S. tax base erosion provision designed to tax the global intangible low-taxed income (“GILTI”). The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company has elected to recognize the tax on GILT as a period expense in the period the tax is incurred.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment Information

Beginning on May 26, 2018, the Company operates in the following segments: (A) United States: (i) PDN Network and (ii) NAPW Network, and (B) China Operations. The segments are categorized based on their business activities and organization. Prior to May 26, 2018, the Company operated in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network, and (B) China Operations. The following tables present key financial information of the Company’s reportable segments as of and for the years ended December 31, 2018 and 2017:

	Year ended December 31, 2018
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$4,766,798	$225,152	$-	$4,991,950
Recruitment services	2,571,935	-	-	-	2,571,935
Products sales and other	-	19,239	-	-	19,239
Education and training	-	-	606,557		606,557
Consumer advertising and marketing solutions	262,946	-	-	-	262,946
Total revenues	2,834,881	4,786,037	53,599	-	8,452,627
(Loss) income from continuing operations	(150,810)	(10,775,648)	(1,615,105)	(3,612,228)	(16,153,791)
Depreciation and amortization	65,479	2,534,515	17,780	-	2,617,774
Income tax expense (benefit)	2,796	(1,004,453)	(210,177)	(351,878)	(1,563,712)
Net (loss) income from continuing operations	(135,536)	(9,771,195)	(1,404,778)	(3,260,350)	(14,571,859)
Capital expenditures	-	568	(7,369)	-	(6,802)

	At December 31, 2018
Goodwill	$339,451	$-	$-	$-	$339,451
Intangible assets, net	90,400	930,543	-	-	1,020,943
Assets from continuing operations	1,654,346	1,970,594	1,486,891	-	5,111,831

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$9,371,843	$-	$-	$9,371,843
Recruitment services	2,578,597	-	-	-	2,578,597
Products sales and other	-	100,289	-	-	100,289
Education and training	-	-	3,776,546	-	3,776,546
Consumer advertising and marketing solutions	252,980	-	-	-	252,980
Total revenues	2,831,577	9,472,132	3,776,546	-	16,080,255
Loss from continuing operations	(265,451)	(18,428,010)	917,015	(5,491,652)	(23,268,098)
Depreciation and amortization	83,367	2,914,076	10,221	-	3,007,664
Income tax expense (benefit)	(18,490)	(1,393,055)	104,241	(380,066)	(1,687,370)
Net loss from continuing operations	(226,108)	(17,034,955)	796,108	(5,111,586)	(21,576,541)
Capital expenditures	100,823	10,646	49,793	-	161,262

	At December 31, 2017
Goodwill	$339,451	$5,250,699	$-	$-	$5,590,150
Intangible assets, net	90,400	6,174,306	-	-	6,264,706
Assets from continuing operations	1,726,061	12,889,367	3,056,281	-	17,671,709

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

Stock Purchase Agreement

From January 9, 2019 to April 2, 2019, the Company sold an aggregate of 232,515 shares of its common stock at a purchase price ranging from $1.146 to $3.85 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription. As of the date of this annual report, the Company has received an aggregate gross proceeds of $479,931 under this private placement. All of the purchasers are citizens of the People’s Republic of China.

Employment Agreement

Jiangping (Gary) Xiao, formerly Chief Financial Officer of the Company, was party to an employment contract with the Company dated March 7, 2017. As the Company previously reported in its February 12, 2019 Form 8-K, Mr. Xiao tendered his resignation on February 6, 2019 as Chief Financial Officer, effective March 19, 2019. Mr. Xiao’s decision to resign was due to his personal reasons and was not a result of any dispute with the Company. No compensation was provided in connection with his departure.

Jingbo (James) Song, formerly Co-Executive Chairman of the Company, was party to an employment contract with the Company dated January 12, 2017. As the Company previously reported in its February 22, 2019 Form 8-K, Mr. Song tendered his resignation on February 20, 2019 as Executive Chairman of the Board of Directors and director of the Company, effective immediately. Also on February 20, 2019, the Board of Directors resolved to accept Mr. Song’s resignation with immediate effect. Mr. Song’s resignation from the Board of Directors of the Company was for personal health reasons. Mr. Song served as a valued member of the Board since November, 2016, and his decision to resign was not due to any disagreement with the Company. No compensation was provided in connection with his departure.

On March 11, 2019 (the “He Effective Date”), the Company entered into an employment agreement (the “He Employment Agreement”) with Mr. He, which He Employment Agreement continues until terminated in writing by either party or earlier terminated pursuant to the provisions of the He Employment Agreement. Under the He Employment Agreement, Mr. He will receive an annual base salary of $200,000, subject to adjustment in the sole discretion of the Board or the Compensation Committee of the Board; provided however, that such annual base salary may not be decreased during Mr. He’s employment period. Mr. He will be eligible to receive an annual incentive bonus in an amount equal to up to fifty percent (50%) of his base salary, based upon the achievement of one or more performance goals, targets, measurements and other factors, established for such year by the Compensation Committee. Mr. He will also participate in all benefit plans and programs, subject to certain conditions and exceptions, as are generally provided by the Company to its other senior executive employees.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2019.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ Maoji (Michael) Wang
Maoji (Michael) Wang
Chief Executive Officer

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Maoji (Michael) Wang and Xin (Adam) He, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Maoji (Michael) Wang	April 15, 2019
Maoji (Michael) Wang
Chief Executive Officer and Chairman of the Board
(principal executive officer)

/s/ Xin (Adam) He	April 15, 2019
Xin (Adam) He
Chief Financial Officer (principal financial officer and
principal accounting officer) and Director

/s/ Star Jones	April 15, 2019
Star Jones
President and Director

/s/ Courtney C. Shea	April 15, 2019
Courtney C. Shea
Director

/s/ Hao Zhang	April 15, 2019
Hao Zhang
Director

/s/ Lida Fang	April 15, 2019
Lida Fang Director

/s/ Michael Belsky	April 15, 2019
Michael Belsky
Director

/s/ Haibin Gong	April 15, 2019
Haibin Gong
Director

S-1