Form 10-Q
period 2019-03-31
Professional Diversity Network, Inc.
filed 2019-05-20
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	IPDN	The Nasdaq Stock Market LLC

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

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has fled all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 5,089,463 shares outstanding of the registrant’s common stock outstanding as of May 17, 2019.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

PART I

ITEM 1.	FINANCIAL STATEMENTS

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
Current Assets:
Cash and cash equivalents (Amounts related to variable interest entity of $341,800 and $683,043 as of March 31, 2019 and December 31, 2018, respectively)	$793,863	$1,441,607
Accounts receivable, net	445,821	816,698
Incremental direct costs	48,154	20,797
Prepaid expenses and other current assets	483,426	350,906
Current assets from discontinued operations	26,539	126,270
Total current assets	1,797,803	2,756,278

Property and equipment, net	67,273	83,608
Capitalized technology, net	169,626	194,833
Goodwill	339,451	339,451
Intangible assets, net	837,774	1,020,942
Right-of-use assets	353,486	-
Merchant reserve	760,849	760,849
Security deposits	90,574	82,139
Total assets	$4,416,836	$5,238,100

Current Liabilities:
Accounts payable	$1,676,620	$1,843,688
Accrued expenses	1,063,914	989,626
Deferred revenue	2,254,170	2,460,436
Note Payable – related party	207,118	500,000
Revolving Credit Facility– related party	292,882	-
Lease liability, current portion	300,456	-
Current liabilities from discontinued operations	303,794	346,528
Total current liabilities	6,098,954	6,140,278

Deferred tax liability	122,824	194,786
Deferred rent	-	13,742
Other liabilities	84	82
Lease liability, non-current portion	60,910	-
Long-term liabilities from discontinued operations	-	-
Total liabilities	6,282,772	6,348,888

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized; 5,060,176 shares and 4,856,213 shares issued as of March 31, 2019 and December 31, 2018, respectively; and 5,059,128 shares and 4,855,165 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	50,602	48,562
Additional paid in capital	84,108,048	83,728,903
Accumulated other comprehensive loss	(1,305)	(24,340)
Accumulated deficit	(85,986,164)	(84,826,796)
Treasury stock, at cost; 1,048 shares at March 31, 2019 and December 31, 2018	(37,117)	(37,117)
Total stockholders’ equity	(1,865,936)	(1,110,788)

Total liabilities and stockholders’ equity	$4,416,836	$5,238,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues:
Membership fees and related services	$829,420	$1,612,221
Recruitment services	474,260	621,415
Product sales and other	2,812	3,657
Education and training	4,069	6,471
Consumer advertising and marketing solutions	35,716	69,734
Total revenues	1,346,277	2,313,498

Costs and expenses:
Cost of revenues	187,581	285,833
Sales and marketing	780,747	1,093,124
General and administrative	1,358,556	2,351,931
Depreciation and amortization	221,422	679,761
Total costs and expenses	2,548,306	4,410,649

Loss from operations	(1,202,029)	(2,097,151)

Other (expense) income
Interest expense	(8,133)	-
Interest and other income	-	890
Other income (expense)	-	22,558
Other income, net	(8,133)	23,448

Loss before income tax expense (benefit)	(1,210,162)	(2,073,703)
Income tax expense (benefit)	(65,633)	(249,050)
Loss from continuing operations	(1,144,529)	(1,824,653)
Loss from discontinued operations (net of tax benefit of $1,211, and $35,036, in the three months ended March 31, 2019 and 2018, respectively)	(14,840)	(209,760)
Net loss	(1,159,369)	(2,034,413)

Other comprehensive loss:	(1,159,369)	(2,034,413)
Foreign currency translation adjustment	23,035	76,708
Comprehensive loss	$(1,136,334)	$(1,957,705)

Basic and diluted loss per share:
Continuing operations	(0.23)	(0.43)
Discontinued operations	(0.00)	(0.05)
Net loss	$(0.23)	$(0.48)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	4,969,230	4,221,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Loss from continuing operations	$(1,144,529)	$(1,824,653)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities– continuing operations:
Depreciation and amortization	221,422	679,761
Deferred tax expense (benefit)	(65,633)	(58,907)
Amortization of right-of-use asset	86,304	-
Accretion of lease liability	3,902	-
Stock-based compensation expense	8,289	118,398
Provision for bad debt	-	560
Write-off of property and equipment	581	51,804
Payment of lease obligations	(93,758)	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	370,877	423,490
Prepaid expenses and other current assets	(131,010)	(90,187)
Incremental direct costs	(27,357)	77,493
Accounts payable	(172,775)	(7,122)
Accrued expenses	76,199	(299,869)
Deferred revenue	(211,227)	(605,110)
Deferred rent	-	(7,961)
Other liabilities	-	(26,161)
Net cash used in operating activities– continuing operations	(1,078,714)	(1,568,464)
Net cash provided by (used in) operating activities – discontinued operations	40,945	(196,012)
Net cash used in operating activities	(1,037,769)	(1,764,476)

Cash flows from investing activities:
Costs incurred to develop technology	-	(13,261)
Purchases of property and equipment	3,351	-
Security deposit	(6,691)	(1,494)
Net cash (used in) provided by investing activities– continuing operations	(3,340)	(14,755)
Net cash provided by investing activities – discontinued operations	-	(13,322)
Net cash provided by (used in) investing activities	(3,340)	(28,077)

Cash flows from financing activities:
Proceeds from the sales of common stock	372,896	1,486,954
Repayment of note payable - related party	(292,882)	-
Proceeds from line of credit - related party	292,882	-
Net cash provided by financing activities	372,896	1,486,954

Effect of exchange rate fluctuations on cash and cash equivalents	20,469	86,906
Net decrease in cash and cash equivalents	(647,745)	(218,693)
Cash and cash equivalents, beginning of period	1,441,607	2,926,088
Cash and cash equivalents, end of period	$793,862	$2,707,395

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$6,966	$65,689

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

2. Going Concern and Management’s Plans

At March 31, 2019 the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sales of shares of common stock in the first three months of 2019.

The Company had an accumulated deficit of approximately $85,986,000 at March 31, 2019. During the three months ended March 31, 2019, the Company generated a net loss from continuing operations of approximately $1,145,000, used cash in continuing operations of approximately $1,079,000, and the Company expects that it will continue to generate operating losses for the foreseeable future. At March 31, 2019, the Company had a cash balance of approximately $794,000. Total revenues were approximately $1,346,000 and $2,313,000 for the three months ended March 31, 2019 and 2018, respectively. The Company had working capital deficiency of approximately $4,301,000 and $3,384,000 at March 31, 2019 and December 31, 2018, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to alleviate the substantial doubt, the Company has approved and undertaken several measures.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Company is closely monitoring operating costs and capital requirements. Management of the Company also made efforts in 2018 and first quarter of 2019 to contain and reduce cost, including implementing a new approval process over travel and other expenses, significantly reducing the cash compensation for independent board directors, terminating non-performing employees and eliminating certain positions, and replacing and negotiating with certain vendors. We also sold our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are still not successful in sufficiently reducing our costs, we may then need to dispose our other assets or discontinue business lines.

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech Holdings, a related party through one of the Company’s shareholders, Cosmic Forward Limited (“CFL”), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. At March 31, 2019, the Company drew $293,000 under this facility. At May 15, 2019, approximately $1,707,000 was available for us to draw.

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

Management believes that its available funds and cash flow from operations may not be sufficient to meet our working capital requirements for the twelve months subsequent to the issuance of our financial statements. In order to fund its operations, the Company will need to either raise capital by issuance of stock, or utilize a revolving credit facility with GNet; However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the USA freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country strictly. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time. As of March 31, 2019 we had a $761,000 cash balance in China.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 15, 2019 (the “Annual Report”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2018 and 2017. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Annual Report. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$342	683
Total assets	$1,204	1,180
Total liabilities	$72	65

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Total net revenue	$35	$-
Net loss	$(6)	$-

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

All historical operating results for Noble Voice are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. During the three months ended March 31, 2019, loss from discontinued operations was $15,000, net of tax benefit of $1,000, compared to a loss of $210,000, net of tax benefit of $35,000 during same period in the prior year.

Assets and liabilities that the Company retained, which were previously reported in the Noble Voice operating segment, are now included in current assets from discontinued operations, and current liabilities from discontinued operations. As of March 31, 2019, the current assets from discontinued operations were $27,000, compared to $126,000 as of December 31, 2018. As of March 31, 2019, current liabilities from discontinued operations were $304,000 compared to $347,000 as of December 31, 2018.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 2019 and 2018, the Company incurred advertising and marketing expenses of approximately $185,000 and $322,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At March 31, 2019 and December 31, 2018, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share – The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2019 and 2018 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of March 31,
	2019	2018
Warrants to purchase common stock	170,314	170,314
Stock options	409,126	246,564
Unvested Restricted stock units	83,057	15,544
Unvested restricted stock	4,886	-
Total dilutive securities	667,383	432,422

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”), as amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. ASC 842 was previously required to be adopted using the modified retrospective approach. However, in July 2018, the FASB issued ASU 2018-11, which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this option, entities would not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented. Management expects that most of its operating leases (primarily office space) will be recognized as operating lease liabilities and right of use assets on its consolidated balance sheet. The Company has elected to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives the option to not reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases. The Company adopted ASC 842, effective January 1, 2019.

As of March 31, 2019, right of use assets were $354,000, current lease obligations were $300,000, and non-current lease obligations were $61,000.

During the quarter ended March 31, 2019, The Company recorded lease amortization expense of $86,000 which is continued to be classified in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

4. Capitalized Technology

Capitalized technology, net is as follows:

	March 31, 2019	December 31, 2018
Capitalized cost:
Balance, beginning of period	$2,163,044	$2,043,122
Additional capitalized cost	-	119,922
Balance, end of period	$2,163,044	$2,163,044

Accumulated amortization:
Balance, beginning of period	$1,968,213	$1,889,741
Provision for amortization	25,206	78,472
Balance, end of period	$1,993,419	$1,968,213
Capitalized Technology, net	$169,625	$194,831

Amortization expense were approximately $25,000 and $16,000 for the three months ended March 31, 2019 and 2018, respectively, and are recorded in depreciation and amortization expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

5. Intangible Assets

Intangible assets, net is as follows:

March 31, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,711,816)	$419,140
Paid Member Relationships	5	803,472	(773,805)	29,667
Member Lists	5	8,086,181	(7,787,614)	298,567
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		$12,108,609	$(11,361,235)	747,374
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$837,774

December 31, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,692,764)	$438,192
Paid Member Relationships	5	803,472	(758,972)	44,500
Member Lists	5	8,086,181	(7,638,331)	447,850
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		$12,108,609	$(11,178,067)	930,542
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$1,020,942

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2019	382,904
2020	72,894
2021	72,894
2022	72,894
Thereafter	145,788
$747,374

Amortization expenses for the three months ended March 31, 2019 and 2018 were $183,000 and $619,000, respectively, and are recorded in depreciation and amortization expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

On April 30, 2019, the Company amended a note purchase agreement from November 5, 2018 with GNet Tech Holdings Public Limited Company (the “GNet Tech”), a related party through one of the Company’s shareholders, Cosmic Forward Limited (“CFL”), pursuant to which maturity of the $500,000 convertible promissory note which the Company issued to GNet has been extended by one year from May 5, 2019 to May 5, 2020.

During the quarter ended March 31, 2019, the Company repaid $292,882 of the Note.

At May 17, 2019, the remaining balance of the Note was $207,118.

7. Revolving Credit Facility – Related Party

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech Holdings, a related party through one of the Company’s shareholders, Cosmic Forward Limited (“CFL”), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. During the quarter ended March 31, 2019, the Company drew $293,000 under this facility.

At May 17, 2019, approximately $1,707,000 was available for us to draw.

8. Commitments and Contingencies

Lease Obligations – The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 842, effective January 1, 2019. Under the new guidance, at the commencement date, lessees are required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. ASC 842 was previously required to be adopted using the modified retrospective approach. However, in July 2018, the FASB issued ASU 2018-11, which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this option, entities would not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented.

As of March 31, 2019, right of use assets were $354,000, current lease obligations were $300,000, and non-current lease obligations were $61,000.

During the quarter ended March 31, 2019, The Company recorded lease amortization expense of $86,000 which is continued to be classified in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Total lease expense, including lease amortization, amounted to approximately $107,000 and $314,000 for the three months ended March 31, 2019 and 2018, respectively, and is included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Legal Proceedings

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC, No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. The four-count complaint in the Federal Action alleged that White Winston is entitled to recover compensatory damages of $1,708,233, plus attorneys’ fees, treble damages and other amounts. White Winston served the complaint on July 12, 2018, and the Company moved to dismiss the entire action for failure to state a claim. On October 15, 2018, prior to addressing the motion to dismiss, the Court issued an order noting that White Winston (which is a limited liability company) had failed to allege the citizenship of its members and ordered White Winston to show cause that complete diversity exists between the parties and that the Court had jurisdiction. On October 23, 2018, White Winston dismissed the Federal Action without prejudice. On December 18, 2018, White Winston filed a complaint in Massachusetts Superior Court in Suffolk County in Boston alleging the same claims and rights to relief as in the Federal Action. The Company has moved to once again to dismiss the complaint in its entirety for failure to state a claim. The entire motion package, comprised of the Company’s motion to dismiss and accompanying memorandum, White Winston’s opposition, and the Company’s reply brief, was filed with the court on Monday, March 25, 2019. The hearing on the motion to dismiss has been scheduled for May 29, 2019. The Company denies liability for all claims.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord is suing NAPW for the balance of the rent due under the Lease Term – which term is less than one year remaining. The case is currently being litigated, and we are currently in the summary judgment phase of the litigation.

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

NAPW and PDN are two of the named Respondents in a Superior Court of New Jersey Proceeding, and they are being sued by Shore Digital LLC. The Petitioner in this matter, Shore Digital LLC is alleging that both NAPW and PDN are in breach of contract, and the matter involves the payment of the entire value of the contract plus council feels, interest, and costs owing to the Petitioner. The case is settled and both parties have agreed to a Stipulation and Order of Dismissal.

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

The Company is a party to a proceeding captioned Jacqueline M. Jefferson v. Noble Voice, No. 440-2018-06979 (EEOC), filed with the Equal Employment Opportunity Commission (“EEOC”) on July 10, 2018 and alleging violations of Title VII and the Equal Pay Act of 1963, where an employee alleges she was terminated by the Company due to her age on May 25, 2018. Ms. Jefferson’s termination was as a result of the sale of the Noble Voice business on May 25, 2018. The EEOC has closed its file on this charge and we await to see if any private action will be filed by June 1, 2019.

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

9. Employment Agreements

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

10. Income Taxes

The effective income tax rate for the three months ended March 31, 2019 and 2018 was 5.4% and 12.0%, respectively, resulting in a $66,000, and $249,000 income tax benefit, respectively. The difference in the effective income tax rate for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is mainly attributable to the decrease in tax rates pursuant to the U.S. Tax Cuts and Jobs Act, and a change in the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2019 and December 31, 2018.

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

11. Stock-Based Compensation

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

Stock Options

The following tables summarize the Company’s stock option activity for the three months ended March 31, 2019, and 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2019	499,439	$6.94	9.0	$-
Granted	30,000	2.23
Exercised	-	-
Forfeited/Canceled/Expired	(120,313)	2.88
Outstanding – March 31, 2019	409,126	$7.78	8.4	$80,520

Exercisable – March 31, 2019	330,959	$9.01	8.2	$32,710

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2018	246,564	$11.17	9.1	$—
Granted	—	—
Exercised	—	—
Forfeited/Canceled/Expired	—	—
Outstanding – March 31, 2018	246,564	$11.17	8.9	$—

Exercisable – March 31, 2018	166,564	$11.39	8.8	$—

On March 11, 2019, the Company granted 30,000 stock options to CFO Adam He, in connection with his employment agreement. These options had an aggregate fair value of $54,000, using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.44%
Expected dividend yield	0.00%
Expected volatility	102.71%
Expected term	5.75 years

The March 11, 2019 options granted are exercisable at an exercise price of $2.23 over a ten-year term and vest over two years, with one-third vested upon grant.

The Company recorded non-cash compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations, of approximately $6,000 and $88,000 for the three months ended March 31, 2019 and 2018, respectively, related to stock option grants.

Total unrecognized compensation expense related to unvested stock options at March 31, 2019 amounted to approximately $89,000 and is expected to be recognized over a remaining weighted average period of 1.4 years.

Warrants

As of March 31, 2019, there were 170,314 warrants outstanding and exercisable, with a weighted average exercise price of $32.44 per share. The weighted average remaining contractual life of the warrants at March 31, 2019 and December 31, 2018 was 1.8 and 2.6 years, respectively, and the aggregate intrinsic value was 0.

The Company did not grant any warrants to purchase shares of common stock during the three months ended March 31, 2019.

No compensation cost was recognized for the three months ended March 31, 2019, and 2018 pertaining to warrants.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Restricted Stock and Restricted Stock Units

During the first three months of 2019, the Company granted 8,090 restricted stock units (“RSUs”) to a Board member The RSUs vest one year after they were awarded, subject to continued service on the vesting date. The RSUs have no voting or dividend rights. The fair value of the common stock on the date of grant were $3.09 per share, based upon the closing market price on the grant dates. The aggregate grant date fair value of the combined awards amounted to $25,000.

A summary of the restricted stock award activity for the three months ended March 31, 2019, and 2018 is as follows:

Number of Shares

Unvested Outstanding - January 1, 2019	60,651
Granted	8,090
Forfeited	(22,730)
Vested	-
Unvested Outstanding - March 31, 2019	46,011

Number of Shares

Unvested Outstanding - January 1, 2018	15,544
Granted	—
Forfeited	—
Vested	—
Unvested Outstanding - March 31, 2018	15,544

The Company recorded non-cash compensation expenses of approximately $3,000 and $30,000 for the three months ended March 31, 2019 and 2018, respectively, related to restricted stock grants.

Total unrecognized compensation expense related to unvested restricted stock and unvested restricted stock units at March 31, 2019 amounts to approximately $56,000 and is expected to be recognized over a weighted average period of 0.4 year.

12. Segment Information

Beginning on May 26, 2018, the Company operates in the following segments: (A) United States: (i) PDN Network and (ii) NAPW Network, and (B) China Operations. The segments are categorized based on their business activities and organization. Prior to May 26, 2018, the Company operated in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network, and (B) China Operations. The following tables present key financial information of the Company’s reportable segments as of and for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$794,539	$34,881	$-	$829,420
Recruitment services	474,260	-	-	-	474,260
Products sales and other	-	2,812	-	-	2,812
Education and training	-	-	4,069		4,069
Consumer advertising and marketing solutions	35,716	-	-	-	35,716
Total revenues	509,976	797,351	38,950	-	1,346,277
(Loss) income from continuing operations	(171,476)	(107,731)	(334,847)	(587,975)	(1,202,029)
Depreciation and amortization	15,741	201,442	4,239	-	221,422
Income tax expense (benefit)	(13,135)	(8,129)	-	(44,369)	(65,633)
Net (loss) income from continuing operations	(160,924)	(99,602)	(340,397)	(543,606)	(1,144,529)
Capital expenditures	-	-	3,351	-	3,351

	March 31, 2019
Goodwill	$339,451	$-	$-	$-	$339,451
Intangible assets, net	90,400	747,374	-	-	837,774
Assets from continuing operations	1,610,239	1,705,760	1,074,298	-	4,390,297

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

	Three Months Ended March 31, 2018
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$1,549,932	$62,289	$-	$1,612,221
Recruitment services	621,415	-	-	-	621,415
Products sales and other	-	3,657	-	-	3,657
Education and training	-	-	6,471	-	6,471
Consumer advertising and marketing solutions	69,734	-	-	-	69,734
Total revenues	691,149	1,553,589	68,760	-	2,313,498
(Loss) income from continuing operations	(67,204)	(766,055)	(351,117)	(912,775)	(2,097,151)
Depreciation and amortization	16,987	658,433	4,341	-	679,761
Income tax expense (benefit)	(8,773)	(109,639)	-	(130,638)	(249,050)
Net (loss) income from continuing operations	(52,524)	(656,416)	(333,576)	(782,137)	(1,824,653)
Capital expenditures	-	-	-	-	-

	December 31, 2018
Goodwill	$339,451	$-	$-	$-	$339,451
Intangible assets, net	90,400	930,543	-	-	1,020,943
Assets from continuing operations	1,654,346	1,970,594	1,486,891	-	5,111,831

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

13. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

From April 1, 2019 to April 2, 2019, the Company sold an aggregate of 28,552 shares of its common stock at a purchase price ranging from $3.70 to $3.85 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription. As of the date of this quarterly report, the Company has received an aggregate gross proceeds of $107,036 under this private placement. All of the purchasers are citizens of the People’s Republic of China.

On April 16, 2019, the Company issued a press release announcing that the Company’s variable interest entity, Jiangxi PDN Culture Media Co., Ltd. has signed a letter of intent to acquire 51% of the equity interests of Zhejiang Xili Valley Tourism Development Co., Ltd., an affiliate of the Company’s partner in Guangzhou.

On April 24, 2019, the Company received a letter from Nasdaq notifying the Company that it is not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, the Company reported stockholders’ equity of $(1,110,788), which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Further, as of April 24, 2019, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations. This notification has no immediate effect on the Company’s listing on the Nasdaq Capital Market. Nasdaq has provided the Company with 45 calendar days, or until June 8, 2019, to submit a plan to regain compliance with the minimum stockholders’ equity standard. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the notification letter, or until October 21, 2019, to evidence compliance. The Company is presently evaluating various courses of action to regain compliance and intends to timely submit a plan to Nasdaq to regain compliance with the Nasdaq minimum stockholders’ equity standard.

On April 30, 2019, the Company amended a note purchase agreement from November 5, 2018 with GNet Tech Holdings Public Limited Company (the “GNet Tech”), a related party through one of the Company’s shareholders, Cosmic Forward Limited (“CFL”), pursuant to which maturity of the $500,000 convertible promissory note which the Company issued to GNet has been extended by one year from May 5, 2019 to May 5, 2020.

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

Through the first quarter of 2019, our PDN Network, NAPW Network, and China Operations businesses represented 37.9%, 59.2%, and 2.9% of our revenues, respectively. As of March 31, 2019, we had approximately 10.7 million registered users in our PDN Network and approximately 952,000 registered users, or members, in the NAPW Network. Included in 952,000 NAPW Network registered users, there were 9,000, and 22,000 paid members as of March 31, 2019 and 2018, respectively. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

	Three Months Ended March 31,
	2019	2018
Percentage of revenue by product:
Membership fees and related services	61.6%	69.7%
Recruitment services	35.2%	26.8%
Products sales and other	0.2%	0.2%
Education and training	0.3%	0.3%
Consumer advertising and consumer marketing solutions	2.7%	3.0%

Paid Membership Subscriptions and Related Services. Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately 100 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership. NAPW Membership subscriptions represented approximately 99.6% and 99.8%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended March 31, 2019 and 2018.

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

In the third quarter of 2017, PDN China began to transact IAW annual memberships in China, ranging from RMB 20,000 to RMB 200,000 (approximately $3,000 to $30,000). In the fourth quarter of 2017, PDN China began to transact annual business club memberships in China, ranging from RMB 20,000 to RMB 100,000 (approximately $3,000 to $15,000). IAW memberships comprised approximately 89.6% and 90.6%, respectively, of revenue attributable to China Operations for the three months ended March 31, 2019 and 2018.

Recruitment Services. We provide recruitment services through our PDN Network to employers, ranging from small to large sized organizations, seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services. Recruitment advertising revenue constituted approximately 93.0% and 89.9%, respectively, of revenue attributable to the PDN Network business segment for the three months ended March 31, 2019 and 2018.

Product Sales. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time. Product sales represented approximately 0.4% and 0.2%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended March 31, 2019 and 2018.

Education and Training. In March of 2017 we began our China Operations by creating a Shared Economy summit series designed to provide education and training to Chinese business people. Our initial event was a paid event which generated revenue through paid event admission fees. Education and training represented approximately 10.4% and 9.4%, respectively, of the revenue attributable to China Operations for the three months ended March 31, 2019 and 2018.

Consumer Advertising and Consumer Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers the opportunity to post recruitment advertising and job openings. We generate revenue from fees charged for those postings. Consumer advertising and marketing solutions represented approximately 7.0% and 10.1%, respectively, of the revenue attributable to the PDN Network business segment for the three months ended March 31, 2019 and 2018.

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

Financial Overview

During the three months ended March 31, 2019, we experienced losses as we continued our efforts to develop China Operations, reduce costs and streamline our business. We realized a net loss from continuing operations of approximately $1,145,000, a $681,000 decrease from the comparable prior year period. This decrease in net loss was primarily a result of a decrease of $992,000 in overall general and administrative expenses, a decrease of $436,000 in amortization expense of long-lived intangible assets of our NAPW segment as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, and a decrease of $312,000 in overall sales and marketing costs, partially offset by a decrease of $783,000 in revenues from membership fees. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of March 31,		Change
	2019	2018	(Percent)
	(in thousands)
PDN Network Registered Users (1)	10,695	10,529	1.6%
NAPW Network Total Membership (2)	952	955	(0.3)%

(1)	The number of registered users may be higher than the number of actual users due to various factors. For more information, see “Risk Factors page #18 —The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report” as filed with the SEC on April 15, 2019).

(2)	Includes both Paid Members and Unpaid Members. There were 9,000, and 22,000 Paid Members as of March 31, 2019 and 2018, respectively.

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

The following table provides a reconciliation of Net Loss from continuing operations to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Loss from Continuing Operations	$(1,145)	$(1,825)
Stock-based compensation expense	8	118
Depreciation and amortization	221	680
Interest Expense	8	-
Interest and other income	-	(1)
Income tax expense (benefit)	(66)	(249)
Adjusted EBITDA	$(974)	$(1,277)

Results of Operations

Revenues

Total Revenues

The following table sets forth our revenues for the period presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$829	$1,612	$(783)	(48.6)%
Recruitment services	474	621	(147)	(23.7)%
Products sales and other	3	4	(1)	(25.0)%
Education and training	4	6	(2)	(33.3)%
Consumer advertising and marketing solutions	36	70	(34)	(48.6)%
Total revenues	$1,346	$2,313	$(967)	(41.8)%

Total revenues decreased $967,000, or 41.8% for the three months ended March 31, 2019, compared to the same prior year period, due primarily to management’s focus on reduction in sales and operations workforce as a means to improved efficiencies and operational effectiveness while rebranding the business.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the period presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$797	$1,554	$(756)	(48.7)%
PDN Network	510	691	(181)	(26.2)%
China	39	69	(30)	(43.5)%
Total revenues	$1,346	$2,313	$(967)	(41.8)%

During the three months ended March 31, 2019, our NAPW Network generated $797,000 in revenue from membership fees and related services and product sales, compared to $1,554,000 for the same period in the prior year, a decrease of $756,000, or 48.7%. The decrease was mainly attributable to reductions in NAPW sales staff from 19 sales representatives on average during the first three months of 2018 to 7 sales representatives on average during the first three months of 2019. As a part of rebranding the NAPW business, the Company also re-tooled its lead-generation and other marketing activities.

During the three months ended March 31, 2019, our PDN Network generated $510,000 in revenue, compared to $691,000 for the same period in the prior year, a decrease of $181,000, or 26.2%. The decrease was a result of lower sales staffing and resources in 2019 compared to 2018. We anticipate more robust sales in the latter half of the year.

During the three months ended March 31, 2019, our China Operations generated $39,000 in revenue, compared to $69,000 for the same period in the prior year, a decrease of $30,000 or 43.6%. We did not hold any major paid events in the first three months of 2019 as most our efforts were devoted to future business development.

Costs and Expenses

The following table sets forth our costs and expenses for the period presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$189	$286	$(97)	(33.9)%
Sales and marketing	781	1,093	(312)	(28.5)%
General and administrative	1,359	2,351	(992)	(42.2)%
Depreciation and amortization	221	680	(459)	(67.5)%
Total costs and expenses	$2,550	$4,410	$(1,860)	(42.2)%

During the first three months ended March 31, 2019, total costs and expenses were $2,550,000, compared to $4,410,000 for same period in the prior year, decrease of $1,860,000 or 42.2%. The decrease is primarily the result of $992,000 or 42.2% decrease in general and administrative expenses, a $459,000 or 67.5% decrease in depreciation and amortization expenses, and a $312,000, or 28.5% decrease in sales and marketing expenses.

Operating Expenses

Cost of revenue: Cost of revenues decreased during the three months ended March 31, 2019 to $189,000, compared to $286,000 for the same period in the prior year, a decrease of $97,000, or 33.9%. The decrease is in tandem with lower revenues.

Sales and marketing expenses: Sales and marketing expenses during the three months ended March 31, 2019 were $781,000, compared to $1,093,000 for the same period in the prior year, a decrease of $312,000, or 28.5%. The decrease was mostly attributable to a $130,000 reduction in lead spending in our NAPW segment, $109,000 decrease in personnel cost due to sales force reduction in our NAPW segment, a $73,000 reduction in sales commission expenses, and overall better marketing cost management.

General and administrative expenses: General and administrative expenses for the three months ended March 31, 2019 were $1,359,000, compared to $2,351,000 for the same period in the prior year, a decrease of $992,000 or 42.2%. The decrease was mainly attributable to a $314,000 reduction in personnel costs, a $207,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, and a $110,000 decrease in stock based compensation expenses, and $102,000 reduction in audit related expenses.

Depreciation and amortization expenses: Depreciation and amortization expenses for the three months ended March 31, 2019 were $221,000, compared to $680,000 for the same period in the prior year, a decrease of $459,000 or 67.5%. The decrease was mainly a result of $2,796,000 impairment charge against long-lived intangible assets in our NAPW segment that the Company recorded in fourth quarter of 2018. Amortization of the intangible assets is listed in Note 5 on page 10 of this quarterly report.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the period presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$905	$2,320	$(1,415)	(61.0)%
PDN Network	681	758	(77)	(10.2)%
China	374	420	(46)	(11.0)%
Corporate Overhead	588	913	(325)	(35.6)%
Total costs and expenses	$2,548	$4,411	$(1,863)	(42.2)%

NAPW Network: During the three months ended March 31, 2019, total costs and expenses in our NAPW segment were $905,000, compared to $2,320,000 for the same period in the prior year, a decrease of $1,415,000 or 61.0%. The decrease was a result of a $436,000 decrease in amortization expense of long-lived intangible assets as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, a $342,000 decrease in personnel costs, a $207,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, and a $130,000 reduction in lead generation spending.

PDN Network: During the three months ended March 31, 2019, total costs and expenses in our PDN segment were $681,000, compared to $758,000 for the same period in the prior year, a decrease of $77,000, or 10.2%. The decrease was primarily cost of revenues and was in tandem with lower revenues.

China Operations: During the three months ended March 31, 2019, total costs and expenses in our China operations were $374,000, compared to $420,000 for the same period in the prior year, a decrease of $46,000 or 11.0%. The primary reason for the decrease in cost of sales was lower revenues.

Corporate Overhead: During the three months ended March 31, 2019, total costs and expenses incurred by our Corporate Overhead segment were $588,000, compared to $913,000 for the same period in the prior year, a decrease of $325,000 or 35.6%. The decrease was primarily a result of $110,000 decrease in stock based compensation expenses, and $102,000 reduction in audit related expenses.

Income Tax Expense (Benefit)

	Three Months Ended
	March 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Total	$(66)	$(249)	$183	(73.5)%

The effective income tax rate for the three months ended March 31, 2019 and 2018 was 5.4% and 12.0%, respectively, resulting in a $66,000, and $249,000 income tax benefit, respectively. The difference in the effective income tax rate for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, is mainly attributable to the decrease in tax rates pursuant to the U.S. Tax Cuts and Jobs Act, an impairment charge recognized on NAPW’s goodwill, change in the valuation allowance and the foreign tax rate differential due to the Company’s China Operations. Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2019 and December 31, 2018.

Net Loss from Continuing Operations by Segment

The following table sets forth each operating segment’s net loss from continuing operations for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	March 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(100)	$(656)	$556	(84.7)%
PDN Network	(161)	(53)	(108)	205.8%
China	(340)	(334)	(6)	1.8%
Corporate Overhead	(544)	(782)	238	(30.4)%
Consolidated Net Loss from continuing operations	$(1,145)	$(1,825)	$680	(37.3)%

As the result of the factors discussed above, during the three months ended March 31, 2019 we incurred a net loss from continuing operations of $1,145,000, a decrease of 37.3% from net loss from continuing operations of $1,825,000 during the three months ended March 31, 2018. The $680,000 decrease in net loss was primarily driven by a $992,000 decrease in general and administrative expenses, a $459,000 decrease in depreciation and amortization expenses, and a $312,000 decrease in sales and marketing expenses, partially offset by a $756,000 decrease in revenue from membership fees, related services at our NAPW segment.

NAPW Network. During the three months ended March 31, 2019, our NAPW segment incurred a net loss of $100,000, compared to a net loss of $656,000 for the three months ended March 31, 2018. The $556,000 decrease in net loss was a result of continued cost cutting efforts that began in the third quarter of 2017, mainly reduction in the work force that resulted in a $342,000 decrease in personnel costs, a $207,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, a $130,000 reduction in lead generation spending, and a $436,000 decrease in amortization expense of long-lived intangible assets as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, partially offset by a $756,000 decrease in revenues from membership fees.

PDN Network. During the three months ended March 31, 2019, our PDN segment generated a net loss of $161,000, compared to a net loss of $53,000 for the three months ended March 31, 2018. The increase in net loss of $108,000 was mainly due to a $181,000 decrease in revenues as a result of lower sales staffing and resources in 2019 compared to 2018, partially offset by lower costs and expenses by $77,000, mainly cost of revenues.

China Operations. During the three months ended March 31, 2019, our China Operations incurred a net loss of $340,000, compared to a net loss of $334,000 for the same period in the prior year. The increase in net loss of $6,000 was mainly a result of a $30,000 decrease in revenue, partially offset by lower cost of revenues.

Corporate Overhead. During the three months ended March 31, 2019, our Corporate Overhead segment incurred a net loss of $544,000, compared to a net loss of $782,000 for the three months ended March 31, 2018. In the first quarter of 2019 we continued our efforts to reduce corporate level expenses, such as $110,000 decrease in stock based compensation expenses, $102,000 reduction in audit related expenses, and $24,000 reduction in corporate salaries expenses.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2019 and December 31, 2018, respectively, and is intended to supplement the more detailed discussion that follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$794	$1,442
Working (deficiency) capital	$(4,301)	$(3,384)

Our principal sources of liquidity are our cash and cash equivalents, including the net proceeds from the issuances of common stock to CFL and other investors. As of March 31, 2019 and December 31, 2018, we had working capital deficiency of approximately $4,301,000 and $3,384,000. During the three months ended March 31, 2019, we generated a net loss from continuing operations of approximately $1,145,000 used cash in continuing operations of approximately $1,079,000, and we expect that we will continue to generate operating losses for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is closely monitoring operating costs and capital requirements. Management of the Company also made efforts in 2018 and first quarter of 2019 to contain and reduce cost, including terminating non-performing employees and eliminating certain positions, replacing and negotiating with certain vendors, implementing a new approval process over travel and other expenses, and significantly reducing the cash compensation for independent board directors. We also sold our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are still not successful in sufficiently reducing our costs, we may then need to dispose of our other assets or discontinue business lines.

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech Holdings, a related party through one of the Company’s shareholders, Cosmic Forward Limited (“CFL”), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. At December 31, 2018, there were no outstanding amounts drawn under this facility. At May 15, 2019, approximately $1,707,000 was available for us to draw.

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

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Cash provided by (used in) continuing operations
Operating activities	$(1,079)	$(1,568)
Investing activities	(3)	(15)
Financing activities	373	1,487
Effect of exchange rate fluctuations on cash and cash equivalents	20	87
Cash provided by (used in) discontinued operations:
Operating activities	41	(196)
Investing activities	-	(13)
Net decrease in cash and cash equivalents	$(648)	$(218)

Net Cash Used in Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities in continuing operations was $1,079,000. We had a net loss of $1,145,000, payments of lease obligations of $94,000, and deferred tax benefit of $66,000 which was offset by non-cash depreciation and amortization of $221,000, amortization of leases of $86,000, stock-based compensation expense of $8,000, accretion of lease liability of $4,000 and a write off of equipment of $1,000. Changes in operating assets and liabilities used $95,000 of cash during the three months ended March 31, 2019, consisting primarily of decreases in accounts payable and deferred revenue, and increase in prepayments, partially offset by decrease in accounts receivable, and increase in accrued expenses.

Net cash used in operating activities in continuing operations for the three months ended March 31, 2018 was $1,568,000. We had a net loss of $1,825,000, a deferred tax benefit of $59,000 which was offset by non-cash depreciation and amortization of $680,000, stock-based compensation expense of $118,000, write off of property and equipment of $52,000, and provision for bad debt of $1,000. Changes in operating assets and liabilities used $535,000 of cash during the three months ended March 31, 2018, consisting primarily of decreases in accrued expenses, and deferred revenue, and increase in prepayments, partially offset by decreases in accounts receivable.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in continuing operations for the three months ended March 31, 2019 was $3,000, mainly consisting of security deposits.

Net cash used in investing activities in continuing operations for the three months ended March 31, 2018 was $15,000, mainly consisting of investments to develop new technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in continuing operations during the three months ended March 31, 2019 was $373,000, consisting of $373,000 in gross proceeds from sale of 203,963 shares of common stock at a purchase price ranging from $1.42 to $3.85 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription to citizens of the People’s Republic of China.

Net cash provided by financing activities in continuing operations during the three months ended March 31, 2018 was $1,487,000, consisting of $1,487,000 in gross proceeds from the January 29, 2018 issuance and sale of 380,295 shares of common stock at a price of $3.91 per share to Mr. Shengqi Cai, an individual and a resident of the People’s Republic of China.

Net Cash Used in Discontinued Operations

On May 25, 2018 we sold our Noble Voice operations.

Net cash provided by operating activities in discontinued operations for the three months ended March 31, 2019 was $41,000.

Net cash used in operating activities in discontinued operations for the three months ended March 31, 2018 was $196,000.

Net cash used in investing activities in discontinued operations for the three months ended March 31, 2018 was $13,000.

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

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the 2018 Annual Report, which we believe are the most critical to our business and the understanding of our results of operations and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part II, Item 1A, “Risk Factors” of this Quarterly Report and to Part I, Item 1A, “Risk Factors” of our 2018 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2019, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2018, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2018. Specifically, we continued implementing policies to more fully segregate incompatible duties within our accounting and financial reporting functions and enhance the overall internal control structure, including a more rigorous and transparent expense approval process, and segregating check signing ability for finance personnel; we continued to implement more effective financial reporting process that included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department. We also continued improving GAAP training of internal staff. There have been no other changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management had concluded that, as of March 31, 2019, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

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

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC, No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. The four-count complaint in the Federal Action alleged that White Winston is entitled to recover compensatory damages of $1,708,233, plus attorneys’ fees, treble damages and other amounts. White Winston served the complaint on July 12, 2018, and the Company moved to dismiss the entire action for failure to state a claim. On October 15, 2018, prior to addressing the motion to dismiss, the Court issued an order noting that White Winston (which is a limited liability company) had failed to allege the citizenship of its members and ordered White Winston to show cause that complete diversity exists between the parties and that the Court had jurisdiction. On October 23, 2018, White Winston dismissed the Federal Action without prejudice. On December 18, 2018, White Winston filed a complaint in Massachusetts Superior Court in Suffolk County in Boston alleging the same claims and rights to relief as in the Federal Action. The Company has moved to once again to dismiss the complaint in its entirety for failure to state a claim. The entire motion package, comprised of the Company’s motion to dismiss and accompanying memorandum, White Winston’s opposition, and the Company’s reply brief, was filed with the court on Monday, March 25, 2019. The hearing on the motion to dismiss has been scheduled for May 29, 2019. The Company denies liability for all claims.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord is suing NAPW for the balance of the rent due under the Lease Term – which term is less than one year remaining. The case is currently being litigated, and we are currently in the summary judgment phase of the litigation.

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

NAPW and PDN are two of the named Respondents in a Superior Court of New Jersey Proceeding, and they are being sued by Shore Digital LLC. The Petitioner in this matter, Shore Digital LLC is alleging that both NAPW and PDN are in breach of contract, and the matter involves the payment of the entire value of the contract plus council feels, interest, and costs owing to the Petitioner. The case is settled and both parties have agreed to a Stipulation and Order of Dismissal.

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

The Company is a party to a proceeding captioned Jacqueline M. Jefferson v. Noble Voice, No. 440-2018-06979 (EEOC), filed with the Equal Employment Opportunity Commission (“EEOC”) on July 10, 2018 and alleging violations of Title VII and the Equal Pay Act of 1963, where an employee alleges she was terminated by the Company due to her age on May 25, 2018. Ms. Jefferson’s termination was as a result of the sale of the Noble Voice business on May 25, 2018. The EEOC has closed its file on this charge and we await to see if any private action will be filed by June 1, 2019.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2019, the Company sold an aggregate of 203,963 shares of its common stock at a purchase price ranging from $1.42 to $3.85 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription.

Subsequent to March 31, 2019, the Company sold an aggregate of 28,552 shares of its common stock at a purchase price ranging from $3.70 to $3.85 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription.

As of the date of this quarterly report, the Company has received an aggregate gross proceeds of $479,931 under this private placement in 2019. All of the purchasers are citizens of the People’s Republic of China.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date:	May 20, 2019	By:	/s/ Xin (Adam) He
		Name:	Xin (Adam) He
		Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

