Form 10-Q
period 2019-06-30
Professional Diversity Network, Inc.
filed 2019-08-14
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

There were 5,857,070 shares outstanding of the registrant’s common stock outstanding as of August 14, 2019.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE TWO MONTHS ENDED JUNE 30, 2019

PART I

ITEM 1.	FINANCIAL STATEMENTS

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
Current Assets:
Cash and cash equivalents (Amounts related to variable interest entity of $120,584 and $683,043 as of June 30, 2019 and December 31, 2018, respectively)	$1,184,330	$1,441,607
Accounts receivable, net	431,825	816,698
Incremental direct costs	41,142	20,797
Prepaid expenses and other current assets	354,569	350,906
Current assets from discontinued operations	7,228	126,270
Total current assets	2,019,094	2,756,278

Property and equipment, net	53,065	83,608
Capitalized technology, net	146,713	194,833
Goodwill	339,451	339,451
Intangible assets, net	654,606	1,020,942
Right-of-use assets	268,134	-
Merchant reserve	760,849	760,849
Security deposits	105,899	82,139
Total assets	$4,347,811	$5,238,100

Current Liabilities:
Accounts payable	$1,120,948	$1,843,688
Accrued expenses	1,051,243	989,626
Deferred revenue	2,021,557	2,460,436
Short-term loan – related party	200,000	-
Note Payable – related party	-	500,000
Lease liability, current portion	254,135	-
Current liabilities from discontinued operations	299,372	346,528
Total current liabilities	4,947,255	6,140,278

Deferred tax liability	115,728	194,786
Deferred rent	-	13,742
Other liabilities	1,042	82
Lease liability, non-current portion	16,016	-
Total liabilities	5,080,041	6,348,888

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized; 5,860,850 shares and 4,856,213 shares issued as of June 30, 2019 and December 31, 2018, respectively; and 5,859,802 shares and 4,855,165 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	58,609	48,562
Additional paid in capital	86,014,332	83,728,903
Accumulated other comprehensive loss	(10,654)	(24,340)
Accumulated deficit	(86,757,400)	(84,826,796)
Treasury stock, at cost; 1,048 shares at March 31, 2019 and December 31, 2018	(37,117)	(37,117)
Total stockholders’ equity	(732,230)	(1,110,788)

Total liabilities and stockholders’ equity	$4,347,811	$5,238,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Membership fees and related services	$636,219	$1,335,726	$1,434,827	$2,947,947
Recruitment services	651,046	692,377	1,125,306	1,313,792
Product sales and other	1,143	6,360	3,955	10,017
Education and training	-	9,577	34,881	16,048
Consumer advertising and marketing solutions	38,059	74,543	73,775	144,277
Total revenues	1,326,467	2,118,583	2,672,744	4,432,081

Costs and expenses:
Cost of revenues	239,952	339,911	427,533	625,744
Sales and marketing	538,801	1,023,526	1,319,548	2,116,650
General and administrative	1,441,764	2,063,866	2,800,320	4,415,678
Depreciation and amortization	221,541	659,143	442,963	1,339,022
Total costs and expenses	2,442,058	4,086,446	4,990,364	8,497,094

Loss from operations	(1,115,591)	(1,967,863)	(2,317,620)	(4,065,013)

Other (expense) income
Interest expense	(6,049)	-	(14,182)	-
Interest and other income	376,068	3,777	376,068	4,667
Other finance costs	1,261	-	1,261	22,558
Other (expense) income, net	371,280	3,777	363,147	27,225

Loss before income tax benefit	(744,311)	(1,964,086)	(1,954,473)	(4,037,788)
Income tax benefit	(1,642)	(123,415)	(67,275)	(372,465)
Loss from continuing operations	(742,669)	(1,840,671)	(1,887,198)	(3,665,323)
Loss from discontinued operations (net of tax benefit of $1,575, and $15,458, in the three months ended June 30, 2019 and 2018, respectively, and net of tax benefit of $2,786, and $50,494, in the six months ended June 30, 2019 and 2018, respectively)	(28,565)	(174,763)	(43,405)	(384,523)
Net loss	(771,234)	(2,015,434)	(1,930,603)	(4,049,846)

Other comprehensive loss:	(771,234)	(2,015,434)	(1,930,603)	(4,049,846)
Foreign currency translation adjustment	(9,349)	(90,459)	13,686	(13,751)
Comprehensive loss	$(780,583)	$(2,105,893)	$(1,916,917)	$(4,063,597)

Basic and diluted loss per share:
Continuing operations	(0.15)	(0.42)	(0.37)	(0.85)
Discontinued operations	(0.01)	(0.04)	(0.01)	(0.09)
Net loss	$(0.15)	$(0.46)	$(0.38)	$(0.94)

Weighted average shares used in computing net loss per common share:
Basic and diluted	5,074,480	4,371,440	5,117,098	4,296,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2018	3,963,864	$39,639	$80,016,218	$(69,745,785)	1,048	$(37,117)	28,848	$10,301,803
Sale of common stock	876,805	8,768	2,913,100	-	-	-	-	2,921,868
Translation adjustments	-	-	-	-	-	-	(13,751)	(13,751)
Stock-based compensation	-	-	465,810	-	-	-	-	465,810
Net loss	-	-	-	(4,049,847)	-	-	-	(4,049,847)
Balance at June 30, 2018	4,840,669	$48,407	$83,395,128	$(73,795,632)	1,048	$(37,117)	$15,097	$9,625,883

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2019	4,856,213	$48,562	$83,728,904	$(84,826,797)	1,048	$(37,117)	(24,340)	$(1,110,788)
Sale of common stock	737,031	7,370	1,590,445	-	-	-		1,597,815
Conversion of note payable – related party	209,205	2,092	497,908	-	-	-	-	500,000
Issuance of common stock for settlement of accounts payable	30,640	306	98,664	-	-	-	-	98,970
Issuance of vested restricted shares	27,761	278	(278)	-	-	-	-	(0)
Translation adjustments	-	-	-	-	-	-	13,686	13,686
Stock-based compensation	-	-	98,689	-	-	-	-	98,689
Net loss	-	-	-	(1,930,603)	-	-		(1,930,603)
Balance at June 30, 2019	5,860,850	$58,608	$86,014,332	$(86,757,400)	1,048	$(37,117)	$(10,654)	$(732,231)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Loss from continuing operations	$(1,887,198)	$(3,665,323)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities– continuing operations:
Depreciation and amortization	442,963	1,339,022
Deferred tax expense (benefit)	(77,444)	(374,730)
Amortization of right-of-use asset	172,364	-
Accretion of lease liability	8,736	-
Stock-based compensation expense	98,689	465,810
Provision for (recovery of) bad debt	(2,025)	3,355
Write off of security deposit	-	149,292
Write off of accounts payable	(375,997)	-
Write-off of property and equipment	1,385	51,804
Payment of lease obligations	(191,079)	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	386,898	480,018
Prepaid expenses and other current assets	(3,918)	(221,623)
Incremental direct costs	(20,345)	110,945
Accounts payable	(250,111)	106,011
Accrued expenses	71,687	(406,731)
Deferred revenue	(439,346)	(1,195,746)
Deferred rent	-	(15,922)
Other liabilities	971	(52,321)
Net cash used in operating activities– continuing operations	(2,063,770)	(3,226,139)
Net cash provided by (used in) operating activities – discontinued operations	27,269	(82,418)
Net cash used in operating activities	(2,036,501)	(3,308,557)

Cash flows from investing activities:
Costs incurred to develop technology	(2,500)	(57,814)
Purchases of property and equipment	3,336	(3,567)
Security deposit	(23,888)	(27)
Net cash (used in) provided by investing activities– continuing operations	(23,052)	(61,408)
Net cash provided by investing activities – discontinued operations	-	200,000
Net cash provided by (used in) investing activities	(23,052)	(138,592)

Cash flows from financing activities:
Proceeds from the sales of common stock	1,597,815	2,921,868
Proceeds from short-term loan - related party	400,000	-
Repayment of short-term loan - related party	(200,000)	-
Proceeds from line of credit - related party	(292,882)	-
Repayment of line of credit - related party	292,882	-
Net cash provided by financing activities	1,797,815	2,921,868

Effect of exchange rate fluctuations on cash and cash equivalents	4,660	(11,159)
Net decrease in cash and cash equivalents	(257,277)	(259,256)
Cash and cash equivalents, beginning of period	1,441,607	2,926,088
Cash and cash equivalents, end of period	$1,184,330	$2,666,832

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$8,594	$67,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”), PDN (Hong Kong) International Education Ltd, PDN (Hong Kong) International Education Information Co., Ltd, and PDN (China) International Culture Development Co. Ltd, each of which is a wholly-owned subsidiary of the Company and together provide career consultation services. In November 2017, Jiangxi PDN Culture Media Co., Ltd became our consolidated variable interest entity (VIE). Laws and regulations of the People’s Republic of China (“PRC”) prohibit or restrict companies with foreign ownership from certain activities and benefits including eligibility for certain government grants and certain rebates related to commercial activities. To provide the Company the expected residual returns of the VIE, the Company, through its wholly-owned subsidiary PDN (China) International Culture Development Co., Ltd., entered into a series of contractual arrangements with the VIE and its registered shareholders to enable the Company, to exercise effective control over the VIE, receive substantially all of the economic benefits and residual returns, and absorb substantially all the risks of the VIE as if it were the sole shareholder; and have an exclusive option to purchase all of the equity interests in the VIE. Please refer to Note 3 for more details about the VIE. The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual and Transgender (LGBT), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is networking organization for professional women, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at events hosted at its local chapters across the country. The Company established business operations in China in 2017. Our business activities, similar to those in the United States, will be focused on providing tools, products and services in China, which will assist in personal and professional development.

In 2019, PDN China will focus on developing the education business while continuing to grow the Business Club and IAW China segments. There are two segments under the education business:

Vocational education program with foreign countries-- PDN China has partnered with The Chinese People’s Association for Friendship with Foreign Countries to develop the China-Germany Nursing Program that recruits students from China to study, work and immigrate to Germany. The Company has developed 10 citywide agents across China to promote recruitment and German language training business.

Essential-qualities oriented education for elementary and junior high school students-- In June of 2019, the Company established Kids Enrichment Academy Ltd.(“KEA”) in Beijing through Jianxi PDN Culture Media Co. Ltd, a VIE structured subsidiary, which will offer after-school and online education programs for primary and secondary schools in China. Through a combination of online and offline experience, KEA will create a variety of programs including science education, STEAM education (an educational approach to learning that uses Science, Technology, Engineering, the Arts and Mathematics as access points for guiding student inquiry, dialogue, and critical thinking), mental health education, etc. According to the “2019 China Education Industry Research Report” by Amazing House, China’s K12 education market size was about 880 billion RMB in 2018. By 2019, the market size is expected to reach 1 trillion RMB, with a compound annual growth rate of 16.2% in five years. As a subdivision in the K12 field, after-school educational programs are also in high demand. According to the National Statistical Reports on Education Development and “2017 China Family Quality Education Consumption Report” by Rayee ACE, the potential market size of after-school educational programs in China by 2020 will reach 171 billion RMB.

On May 25, 2018, the Company sold Noble Voice assets to a long-time customer of the Company and exited the business segment conducted by Noble Voice. The Noble Voice and Compliant Lead legal entities were terminated in August of 2019. There will be no further assets or liabilities associated with these entities. See Note 3 for additional information.

2. Going Concern and Management’s Plans

At June 30, 2019 the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sales of shares of common stock in the first six months of 2019.

The Company had an accumulated deficit of approximately $86,757,000 at June 30, 2019. During the six months ended June 30, 2019, the Company generated a net loss from continuing operations of approximately $1,887,000, used cash in continuing operations of approximately $2,064,000, and the Company expects that it will continue to generate operating losses for the foreseeable future. At June 30, 2019, the Company had a cash balance of approximately $1,184,000. Total revenues were approximately $1,326,000 and $2,119,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $2,673,000 and $4,432,000 for the six months ended June 30, 2019 and 2018, respectively. The Company had working capital deficiency of approximately $2,928,000 and $3,384,000 at June 30, 2019 and December 31, 2018, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to alleviate the substantial doubt, the Company has approved and undertaken several measures.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Company is closely monitoring operating costs and capital requirements. Management of the Company also made efforts in 2018 and first two quarters of 2019 to contain and reduce cost, including implementing a new approval process over travel and other expenses, significantly reducing the cash compensation for independent board directors, terminating non-performing employees and eliminating certain positions, and replacing and negotiating with certain vendors. We also sold our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are still not successful in sufficiently reducing our costs, we may then need to dispose our other assets or discontinue business lines.

On November 5, 2018, the Company entered into a $500,000 convertible note (the “Note”) with GNet Tech Holdings Public Limited Company (the “GNet”) in London, whose majority shareholder is also a shareholder of the Company’s largest shareholder, Cosmic Forward Limited (“CFL”), with a simple rate of 6% per annum interest. On June 14, 2019, the Company issued 209,205 shares to convert the principal of this Note. As a result, the Note has been satisfied and is no longer outstanding.

From January 9, 2019 to April 16, 2019, the Company sold an aggregate of 237,031 shares of its common stock at a purchase price ranging from $1.146 to $3.96 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription. As of the date of this annual report, the Company has received an aggregate gross proceeds of $497,816 under this private placement. All of the purchasers are residents of the People’s Republic of China.

On June 11, 2019, the Company entered into a Stock Purchase Agreement with one purchaser Ms. Xiaoqian (the “Purchaser Zheng”), pursuant to which the Purchaser Zheng agreed to purchase 500,000 shares (the “Shares”) of the Company’s common stock for $2.20 per share for gross proceeds of $1,100,000 (the “Purchase Price”). The Purchase Zheng Price was received by the Company on June 14, 2019.

On August 5, 2019, the Company entered into a Stock Purchase Agreement with one purchaser Ms. Yingling Wu (the “Purchaser Wu”), pursuant to which the Purchaser Wu agreed to purchase 1,142,857 shares (the “Shares”) of the Company’s common stock for $1.75 per share for gross proceeds of $2,000,000 (the “Purchase Price”). This transaction was closed on August 6, 2019.

Management believes that its available funds and cash flow from operations may not be sufficient to meet our working capital requirements for the twelve months subsequent to the issuance of our financial statements. In order to accomplish its business plan objectives, the Company will need to either raise capital by issuance of stock, or utilize the $2,000,000 revolving credit facility with GNet, or strategic merge and acquisitions. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the USA freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country strictly. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time. As of June 30, 2019 we had a $345,000 cash balance in China.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 15, 2019 (the “Annual Report”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2018 and 2017. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Annual Report. The interim results for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$121	683
Total assets	$1,114	1,180
Total liabilities	$70	65

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Total net revenue	$-	$-	$35	$-
Net loss	$(70)	$(123)	$(75)	$(109)

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

All historical operating results for Noble Voice are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. During the three months ended June 30, 2019, loss from discontinued operations was $29,000, net of tax benefit of $2,000, compared to a loss of $175,000, net of tax benefit of $15,000 during same period in the prior year. During six months ended June 30, 2019, loss from discontinued operations was $43,000, net of tax benefit of $3,000, compared to a loss of $385,000, net of tax benefit of $50,000 during same period in the prior year.

Assets and liabilities that the Company retained, which were previously reported in the Noble Voice operating segment, are now included in current assets from discontinued operations, and current liabilities from discontinued operations. As of June 30, 2019, the current assets from discontinued operations were $7,000, compared to $126,000 as of December 31, 2018. As of June 30, 2019, current liabilities from discontinued operations were $299,000 compared to $347,000 as of December 31, 2018.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended June 30, 2019 and 2018, the Company incurred advertising and marketing expenses of approximately $112,000 and $351,000, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred advertising and marketing expenses of approximately $297,000 and $673,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At June 30, 2019 and December 31, 2018, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share – The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended June, 2019 and 2018 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of June 30,
	2019	2018
Warrants to purchase common stock	153,907	170,314
Stock options	319,126	496,439
Unvested Restricted stock units	61,707	51,400
Unvested restricted stock	4,886	5,000
Total dilutive securities	539,626	723,153

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

As of June 30, 2019, right of use assets were $268,000, current lease obligations were $254,000, and non-current lease obligations were $16,000.

During the three and six months ended June 30, 2019, the Company recorded lease amortization expense of $86,000 and $172,000, respectively, which is continued to be classified in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

4. Capitalized Technology

Capitalized technology, net is as follows:

	June 30, 2019	December 31, 2018
Capitalized cost:
Balance, beginning of period	$2,163,044	$2,043,122
Additional capitalized cost	2,500	119,922
Balance, end of period	$2,165,544	$2,163,044

Accumulated amortization:
Balance, beginning of period	$1,968,213	$1,889,741
Provision for amortization	50,618	78,472
Balance, end of period	$2,018,831	$1,968,213
Capitalized Technology, net	$146,713	$194,831

Amortization expense of approximately $25,000 and $15,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $51,000 and $34,000 for the six months ended June 30, 2019 and 2018, respectively, is recorded in depreciation and amortization expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

5. Intangible Assets

Intangible assets, net is as follows:

June 30, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,730,868)	$400,088
Paid Member Relationships	5	803,472	(788,638)	14,834
Member Lists	5	8,086,181	(7,936,897)	149,284
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		$12,108,609	$(11,544,403)	564,206
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$654,606

December 31, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,692,764)	$438,192
Paid Member Relationships	5	803,472	(758,972)	44,500
Member Lists	5	8,086,181	(7,638,331)	447,850
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		$12,108,609	$(11,178,067)	930,542
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$1,020,942

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2019	198,908
2020	69,581
2021	69,581
2022	69,581
Thereafter	156,555
$564,206

Amortization expense of $183,000 and $619,000 for the three months ended June 30, 2019 and 2018, respectively, and $366,000 and $1,238,000 for the six months ended June 30, 2019 and 2018, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

6. Related Party Transactions

Note Payable

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

On April 30, 2019, the Company amended a note purchase agreement from November 5, 2018 with GNet Tech Holdings Public Limited Company (the “GNet Tech”), a related party through one of the Company’s shareholders, Cosmic Forward Limited (“CFL”), pursuant to which maturity of the $500,000 convertible promissory note.

On June 14, 2019, the Company issued 209,205 shares to convert it, in result the Note has been satisfied and is no longer outstanding.

Short-term Loan

On June 7, 2019, the Company entered into a loan agreement (the “Loan”) with GNet Tech Holdings Public Limited Company (“GNet”), a related party in amount of $400,000, payable within two weeks of the date of the agreement. As of June 30, 2019, the Company repaid $200,000 of the Loan, and the outstanding balance as of June 30, 2019 and August 13, 2019 was $200,000.

Revolving Credit Facility

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech Holdings Public Limited Company (GNet), ”), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. On January 14, 2019, the Company drew $293,000 under this facility and repaid it on June 7, 2019. At June 30, 2019, the Company did not have any outstanding debt under this facility.

At August 13, 2019, approximately $2,000,000 was available for us to draw.

7. Commitments and Contingencies

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

As of June 30, 2019, right of use assets were $268,000, current lease obligations were $254,000, and non-current lease obligations were $16,000.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

During the quarter ended June 30, 2019, The Company recorded lease amortization expense of $86,000 which is continued to be classified in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Total lease expense, including lease amortization, of approximately $108,000 and $94,000 for the three months ended June 30, 2019 and 2018, respectively, and $215,000 and $407,000 for the six months ended June 30, 2019 and 2018, respectively, is included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Legal Proceedings

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC, No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. The four-count complaint in the Federal Action alleged that White Winston is entitled to recover compensatory damages of $1,708,233, plus attorneys’ fees, treble damages and other amounts. White Winston served the complaint on July 12, 2018, and the Company moved to dismiss the entire action for failure to state a claim. On October 15, 2018, prior to addressing the motion to dismiss, the Court issued an order noting that White Winston (which is a limited liability company) had failed to allege the citizenship of its members and ordered White Winston to show cause that complete diversity exists between the parties and that the Court had jurisdiction. On October 23, 2018, White Winston dismissed the Federal Action without prejudice. On December 18, 2018, White Winston filed a complaint in Massachusetts Superior Court in Suffolk County in Boston alleging the same claims and rights to relief as in the Federal Action. The Company again moved to dismiss the complaint in its entirety for failure to state a claim. The Court heard the motion on May 29, 2019 issued a written order on May 30, 2019 denying the motion. On July 10, 2019, the Court held a Rule 16 conference, following which it set a case management schedule. Fact discovery has now commenced. The Company denies liability for all claims.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord is suing NAPW for the balance of the rent due under the Lease Term – which term is less than one year remaining. The case is currently being litigated, summary judgment was rendered for the plaintiff and only the calculation of damages remains in this litigation.

NAPW and PDN are two of the named Respondents in a Superior Court of New Jersey Proceeding, and they are being sued by Shore Digital LLC. The Petitioner in this matter, Shore Digital LLC is alleging that both NAPW and PDN are in breach of contract, and the matter involves the payment of the entire value of the contract plus council fees, interest, and costs owing to the Petitioner. The case is settled and both parties have agreed to a Stipulation and Order of Dismissal which has been agreed upon and entered by the court.

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

The Company was named in a state court action in Miami-Dade County, No. 2019-014773-CA-01 by Local Staffing, LLC (“Local Staffing”) vs. Professional Diversity Network, Inc. on alleged breach of contract and account stated claims. The Company disputes liability, but has entered into a confidential settlement agreement and parties agreed to dismiss the case.

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

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

8. Employment Agreements

On March 11, 2019 (the “He Effective Date”), the Company entered into an employment agreement (the “He Employment Agreement”) with Mr. Xin (Adam) He, which He Employment Agreement continues until terminated in writing by either party or earlier terminated pursuant to the provisions of the He Employment Agreement. Under the He Employment Agreement, Mr. He will serve as the Company’s Chief Financial Officer, and receive an annual base salary of $200,000, subject to adjustment in the sole discretion of the Board or the Compensation Committee of the Board; provided however, that such annual base salary may not be decreased during Mr. He’s employment period. Mr. He will be eligible to receive an annual incentive bonus in an amount equal to up to fifty percent (50%) of his base salary, based upon the achievement of one or more performance goals, targets, measurements and other factors, established for such year by the Compensation Committee. Mr. He will also participate in all benefit plans and programs, subject to certain conditions and exceptions, as are generally provided by the Company to its other senior executive employees.

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

9. Income Taxes

The effective income tax rate for the three months ended June 30, 2019 and 2018 was 0.2% and 6.3%, respectively, resulting in a $2,000, and $123,000 income tax benefit, respectively. The effective income tax rate for the six months ended June 30, 2019 and 2018 was 3.4% and 9.2%, respectively, resulting in a $67,000 and $372,000 income tax benefit, respectively. The difference in the effective income tax rate for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, is mainly attributable to the decrease in tax rates pursuant to the U.S. Tax Cuts and Jobs Act, and a change in the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2019 and December 31, 2018.

The U.S. Tax Cuts and Jobs Act subjects a U.S. parent shareholder to current tax on its “global intangible low-taxed income” (GILTI). We are allowed under ASC 740 to elect an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. The Company has elected to account for GILTI as a current period expense when incurred.

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

Stock Options

The following tables summarize the Company’s stock option activity for the six months ended June 30, 2019, and 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2019	499,439	$6.94	9.0	$-
Granted	30,000	2.23
Exercised	-	-
Forfeited/Canceled/Expired	(210,313)	3.98
Outstanding – June 30, 2019	319,126	$8.44	8.1	$8,400

Exercisable – June 30, 2019	252,459	$9.97	7.8	$2,800

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2018	246,564	$11.17	9.1	$-
Granted	250,000	2.82
Exercised	-	-
Forfeited/Canceled/Expired	(125)	27.6
Outstanding – June 30, 2018	496,439	$6.97	9.2	$250,000

Exercisable – June 30, 2018	249,772	$8.52	9.0	$83.333

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

The Company recorded non-cash compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations, of approximately $18,000 and $298,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $23,000 and $387,000 for the six months ended June 30, 2019 and 2018, respectively related to stock option grants.

Total unrecognized compensation expense related to unvested stock options at June 30, 2019 amounted to approximately $72,000 and is expected to be recognized over a remaining weighted average period of 1.1 years.

Warrants

As of June 30, 2019, there were 153,907 warrants outstanding and exercisable, with a weighted average exercise price of $27.37 per share. The weighted average remaining contractual life of the warrants at June 30, 2019 and December 31, 2018 was 1.8 and 2.6 years, respectively, and the aggregate intrinsic value was 0.

The Company did not grant any warrants to purchase shares of common stock during the six months ended June 30, 2019.

No compensation cost was recognized for the three and six months ended June 30, 2019, and 2018 pertaining to warrants.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Restricted Stock and Restricted Stock Units

During the first six months of 2019, the Company granted 46,402 restricted stock units (“RSUs”) to certain Board members and 1,166 RSUs to CFO Adam He. The RSUs granted to Board members vest one year after they were awarded (with the ex, subject to continued service on the vesting date), and the RSUs granted to CFO Adam He vested immediately. The RSUs have no voting or dividend rights. The fair value of the common stock on the dates of grant were $3.09 and $3.32 per share, based upon the closing market price on the grant dates. The aggregate grant date fair value of the combined awards amounted to $156,000.

A summary of the restricted stock award activity for the six months ended June 30, 2019, and 2018 is as follows:

Number of Shares

Unvested Outstanding - January 1, 2019	60,651
Granted	47,568
Forfeited	(13,865)
Vested	(27,761)
Unvested Outstanding – June 30, 2019	66,593

Number of Shares

Unvested Outstanding - January 1, 2018	15,544
Granted	40,460
Forfeited	-
Vested	(15,544)
Unvested Outstanding – June 30, 2018	40,460

The Company recorded non-cash compensation expenses of approximately $73,000 and $49,000 for the three months ended June 30, 2019 and 2018, respectively, and approximately $75,000 and $79,000 for the six months ended June 30, 2019 and 2018, respectively, related to restricted stock grants.

Total unrecognized compensation expense related to unvested restricted stock and unvested restricted stock units at June 30, 2019 amounts to approximately $140,000 and is expected to be recognized over a weighted average period of 0.4 year.

11. Segment Information

Beginning on May 26, 2018, the Company operates in the following segments: (A) United States: (i) PDN Network and (ii) NAPW Network, and (B) China Operations. The segments are categorized based on their business activities and organization. Prior to May 26, 2018, the Company operated in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network, and (B) China Operations. The following tables present key financial information of the Company’s reportable segments as of and for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$633,914	$2,305	$-	$636,219
Recruitment services	651,046	-	-	-	651,046
Products sales and other	-	1,143	-	-	1,143
Education and training	-	-	-		-
Consumer advertising and marketing solutions	38,059	-	-	-	38,059
Total revenues	689,105	635,057	2,305	-	1,326,467
(Loss) income from continuing operations	(19,545)	(44,245)	(351,828)	(699,973)	(1,115,591)
Depreciation and amortization	15,891	201,443	4,207	-	221,541
Income tax expense (benefit)	24,110	(1,037)	8,594	(33,309)	(1,642)
Net (loss) income from continuing operations	331,914	(43,208)	(364,711)	(666,664)	(742,669)
Capital expenditures	-	-	-	-	-

	Six Months Ended June 30, 2019
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$1,428,453	$6,374	$-	$1,434,827
Recruitment services	1,125,306	-	-	-	1,125,306
Products sales and other	-	3,955	-	-	3,955
Education and training	-	-	34,881		34,881
Consumer advertising and marketing solutions	73,775	-	-	-	73,775
Total revenues	1,199,081	1,432,408	41,255	-	2,672,744
(Loss) income from continuing operations	(191,021)	(151,976)	(686,675)	(1,287,948)	(2,317,620)
Depreciation and amortization	31,632	402,885	8,446	-	442,963
Income tax expense (benefit)	10,975	(9,166)	8,594	(77,678)	(67,275)
Net (loss) income from continuing operations	170,990	(142,810)	(705,108)	(1,210,270)	(1,887,198)
Capital expenditures	-	-	3,336	-	3,336

	June 30, 2019
Goodwill	$339,451	$-	$-	$-	$339,451
Intangible assets, net	90,400	564,206	-	-	654,606
Assets from continuing operations	2,166,721	1,533,653	640,209	-	4,340,583

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

On July 16, 2019, Professional Diversity Network, Inc. (the “Company”) received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Nasdaq staff granted the Company an extension until September 16, 2019 to regain compliance with NASDAQ Listing Rule 5550(b), which requires a minimum $2,500,000 stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 net income from continuing operations.

As efforts to meet the NASDAQ’s requirement, the Company has completed two following private placements in total amount of $3,100,000 net proceeds:

On June 11, 2019, the Company entered into a Stock Purchase Agreement with one purchaser Ms. Xiaoqian (the “Purchaser Zheng”), pursuant to which the Purchaser Zheng agreed to purchase 500,000 shares (the “Shares”) of the Company’s common stock for $2.20 per share for gross proceeds of $1,100,000 (the “Purchase Price”). The Purchase Zheng Price was received by the Company on June 14, 2019.

On August 5, 2019, the Company entered into a Stock Purchase Agreement with one purchaser Ms. Yingling Wu (the “Purchaser Wu”), pursuant to which the Purchaser Wu agreed to purchase 1,142,857 shares (the “Shares”) of the Company’s common stock for $1.75 per share for gross proceeds of $2,000,000 (the “Purchase Price”). This transaction was closed on August 6, 2019.

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

In 2017, the Company established PDN Hong Kong and PDN China through its wholly owned subsidiary there. We are currently executing our strategic plan to build in China entirely new networking, training and education businesses. We believe that coupling the Company’s expertise in networking and careers with our Chinese executives’ expertise in the China market will provide us with an opportunity for success with our overseas expansion

In June of 2019, the Company established a new wholly owned subsidiary – Kids Enrichment Academy Ltd.(“KEA”) in Beijing, which will offer after-school and online education programs for primary and secondary schools in China. Through a combination of online and offline experience, KEA will create a variety of programs including science education, STEAM education (an educational approach to learning that uses Science, Technology, Engineering, the Arts and Mathematics as access points for guiding student inquiry, dialogue, and critical thinking), mental health education, etc. According to the “2019 China Education Industry Research Report” by Amazing House, China’s K12 education market size was about 880 billion RMB in 2018. By 2019, the market size is expected to reach 1 trillion RMB, with a compound annual growth rate of 16.2% in five years. As a subdivision in the K12 field, after-school educational programs are also in high demand. According to the National Statistical Reports on Education Development and “2017 China Family Quality Education Consumption Report” by Rayee ACE, the potential market size of after-school educational programs in China by 2020 will reach 171 billion RMB.

Through the second quarter of 2019, our PDN Network, NAPW Network, and China Operations businesses represented 44.9%, 53.6%, and 1.5% of our revenues, respectively. As of June 30, 2019, we had approximately 10.7 million registered users in our PDN Network and approximately 951,000 registered users, or members, in the NAPW Network. Included in 951,000 NAPW Network registered users, there were 9,000, and 18,000 paid members as of June 30, 2019 and 2018, respectively. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Percentage of revenue by product:
Membership fees and related services	48.0%	63.0%	53.7%	66.6%
Recruitment services	49.0%	32.7%	42.1%	29.6%
Products sales and other	0.1%	0.3%	0.1%	0.2%
Education and training	0.0%	0.5%	1.3%	0.4%
Consumer advertising and consumer marketing solutions	2.9%	3.5%	2.8%	3.2%

Paid Membership Subscriptions and Related Services. Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately 100 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership. NAPW Membership subscriptions represented approximately 99.8% and 99.5%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended June 30, 2019 and 2018, and 99.7% and 99.6%, respectively, for the six months ended June 30, 2019 and 2018.

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

In the third quarter of 2017, PDN China began to transact IAW annual memberships in China, ranging from RMB 20,000 to RMB 200,000 (approximately $3,000 to $30,000). In the fourth quarter of 2017, PDN China began to transact annual business club memberships in China, ranging from RMB 20,000 to RMB 100,000 (approximately $3,000 to $15,000). IAW memberships comprised approximately 100% and 87.2%, respectively, of revenue attributable to China Operations for the three months ended June 30, 2019 and 2018, and 15.5% and 88.8%, respectively, for the six months ended June 30, 2019 and 2018.

Recruitment Services. We provide recruitment services through our PDN Network to employers, ranging from small to large sized organizations, seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services. Recruitment advertising revenue constituted approximately 94.5% and 90.3%, respectively, of revenue attributable to the PDN Network business segment for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, recruitment advertising revenue constituted approximately 93.8% and 90.1%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time. Product sales represented approximately 0.2% and 0.5%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended June 30, 2019 and 2018, and 0.3% and 0.4%, respectively, of revenue attributable to the NAPW Network business segment for the six months ended June 30, 2019 and 2018.

Education and Training. In March of 2017 we began our China Operations by creating a Shared Economy summit series designed to provide education and training to Chinese business people. Our initial event was a paid event which generated revenue through paid event admission fees. Education and training represented approximately 0% and 12.8%, respectively, of the revenue attributable to China Operations for the three months ended June 30, 2019 and 2018, and 84.5% and 11.2%, respectively, of revenue attributable to China Operations for the six months ended June 30, 2019 and 2018.

Consumer Advertising and Consumer Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers the opportunity to post recruitment advertising and job openings. We generate revenue from fees charged for those postings. Consumer advertising and marketing solutions represented approximately 5.5% and 9.7%, respectively, of the revenue attributable to the PDN Network business segment for the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, consumer advertising and consumer marketing solutions revenue constituted approximately 6.2% and 9.9%, respectively, of the revenue attributable to the PDN Network business segment.

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

Financial Overview

During the three and six months ended June 30, 2019, we experienced losses as we continued our efforts to develop China Operations, reduce costs and streamline our business. For the three months ended June 30, 2019, we realized a net loss from continuing operations of approximately $743,000, a $1,098,000 decrease from the comparable prior year period. This decrease in net loss was primarily a result of a decrease of $622,000 in overall general and administrative expenses, a decrease of $485,000 in overall sales and marketing costs, a decrease of $437,000 in amortization expense of long-lived intangible assets of our NAPW segment as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, and $376,000 write off of accounts payable recorded during the quarter ended June 30, 2019, partially offset by a decrease of $731,000 in revenues from membership fees. For the six months ended June 30, 2019, we realized a net loss from continuing operations of approximately $1,887,000, a $1,778,000 decrease from the comparable prior year period. This decrease in net loss is primarily related to a decrease of $1,616,000 in overall general and administrative expenses, a decrease of $896,000 in amortization expense of long-lived intangible assets of our NAPW segment as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, a decrease of $797,000 in overall sales and marketing costs, and $376,000 write off of accounts payable recorded during the quarter ended June 30, 2019, partially offset by a decrease of $1,513,000 in revenues from membership fees. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of June 30,		Change
	2019	2018	(Percent)
	(in thousands)
PDN Network Registered Users (1)	10,747	10,691	1.6%
NAPW Network Total Membership (2)	951	955	(0.3)%

(1)	The number of registered users may be higher than the number of actual users due to various factors. For more information, see “Risk Factors page #18 —The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report” as filed with the SEC on April 15, 2019).

(2)	Includes both Paid Members and Unpaid Members. There were 9,000, and 18,000 Paid Members as of June 30, 2019 and 2018, respectively.

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

The following table provides a reconciliation of Net Loss from continuing operations to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Loss from Continuing Operations	$(743)	$(1,841)	$(1,887)	$(3,665)
Stock-based compensation expense	90	347	99	466
Depreciation and amortization	222	659	443	1,339
Interest Expense	6	-	14	-
Interest and other income	(376)	(4)	(376)	(5)
Income tax benefit	(2)	(123)	(67)	(372)
Adjusted EBITDA	$(803)	$(962)	$(1,775)	$(2,237)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the period presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$636	$1,336	$(700)	(52.4)%
Recruitment services	651	692	(41)	(5.9)%
Products sales and other	1	6	(5)	(83.3)%
Education and training	-	10	(10)	(100.0)%
Consumer advertising and marketing solutions	38	75	(37)	(49.3)%
Total revenues	$1,326	$2,119	$(793)	(37.4)%

	Six Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$1,435	$2,948	$(1,513)	(51.3)%
Recruitment services	1,125	1,314	(189)	(14.4)%
Products sales and other	4	10	(6)	(60.0)%
Education and training	35	16	19	118.8%
Consumer advertising and marketing solutions	74	144	(70)	(48.6)%
Total revenues	$2,673	$4,432	$(1,759)	(39.7)%

Total revenues decreased $793,000, or 37.4% for the three months ended June 30, 2019, compared to the same prior year period, and $1,759,000, or 39.7%, for the six months ended June 30, 2019, compared to the same prior year period, due primarily to management’s focus on reduction in sales and operations workforce as a means to improved efficiencies and operational effectiveness while rebranding the business.

Revenues by Segment

The following tables set forth each operating segment’s revenues for the period presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$635	$1,277	$(642)	(50.3)%
PDN Network	689	767	(78)	(10.2)%
China	2	75	(73)	(97.3)%
Total revenues	$1,326	$2,119	$(793)	(37.4)%

	Six Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$1,432	$2,830	$(1,398)	(49.4)%
PDN Network	1,199	1,458	(259)	(17.8)%
China	41	144	(103)	(71.5)%
Total revenues	$2,672	$4,432	$(1,760)	(39.7)%

During the three months ended June 30, 2019, our NAPW Network generated $635,000 in revenue from membership fees and related services and product sales, compared to $1,277,000 for the same period in the prior year, a decrease of $642,000, or 50.3%. During the six months ended June 30, 2019, our NAPW Network generated $1,432,000 in revenue from membership fees and related services and product sales, compared to $2,830,000 for the same period in the prior year, a decrease of $1,398,000, or 49.4%. The decreases in revenue was mainly attributable to reductions in NAPW sales staff from 17 sales representatives on average during the first six months of 2018 to 4 sales representatives on average during the six three months of 2019. As a part of rebranding the NAPW business, the Company also re-tooled its lead-generation and other marketing activities.

During the three months ended June 30, 2019, our PDN Network generated $689,000 in revenue, compared to $767,000 for the same period in the prior year, a decrease of $78,000, or 10.2%. During the six months ended June 30, 2019, our PDN Network generated $1,199,000 in revenue, compared to $1,458,000 for the same period in the prior year, a decrease of $259,000, or 17.8%. The decrease was a result of lower sales staffing and resources in 2019 compared to 2018. We anticipate more robust sales in the latter half of the year.

During the three months ended June 30, 2019, our China Operations generated $2,000 in revenue, compared to $75,000 for the same period in the prior year, a decrease of $73,000 or 97.3%. During the six months ended June 30, 2019, our China Operations generated $41,000 in revenue, compared to $144,000 for the same period in the prior year, a decrease of $103,000 or 71.5%. We did not hold any major paid events in the first three months of 2019 as most our efforts were devoted to future business development.

Costs and Expenses

The following tables set forth our costs and expenses for the period presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$240	$340	$(100)	(29.4)%
Sales and marketing	539	1,024	(485)	(47.4)%
General and administrative	1,442	2,064	(622)	(30.1)%
Depreciation and amortization	222	659	(437)	(66.3)%
Total costs and expenses	$2,443	$4,087	$(1,644)	(40.2)%

During the three months ended June 30, 2019, total costs and expenses were $2,443,000, compared to $4,087,000 for same period in the prior year, decrease of $1,644,000 or 40.2%. The decrease is primarily the result of $622,000 or 30.1% decrease in general and administrative expenses, a $485,000, or 47.4% decrease in sales and marketing expenses, and a $437,000 or 66.3% decrease in depreciation and amortization expenses.

	Six Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$428	$626	$(198)	(31.6)%
Sales and marketing	1,320	2,117	(797)	(37.6)%
General and administrative	2,800	4,416	(1,616)	(36.6)%
Depreciation and amortization	443	1,339	(896)	(66.9)%
Total costs and expenses	$4,991	$8,498	$(3,507)	(41.3)%

During the six months ended June 30, 2019, total costs and expenses were $4,991,000, compared to $8,498,000 for same period in the prior year, decrease of $3,507,000 or 41.3%. The decrease is primarily the result of $1,616,000 or 36.6% decrease in general and administrative expenses, a $896,000 or 66.9% decrease in depreciation and amortization expenses, and a $797,000, or 37.6% decrease in sales and marketing expenses.

Operating Expenses

Cost of revenue: Cost of revenues decreased during the three months ended June 30, 2019 to $240,000, compared to $340,000 for the same period in the prior year, a decrease of $100,000, or 29.4%. During the six months ended June 30, 2019, cost of revenues was $428,000, compared to $626,000 for the same period in the prior year, a reduction of $198,000 or 31.6%. The decrease is in tandem with lower revenues.

Sales and marketing expenses: Sales and marketing expenses during the three months ended June 30, 2019 were $539,000, compared to $1,024,000 for the same period in the prior year, a decrease of $485,000, or 47.4%. The decrease was mostly attributable to a $169,000 decrease in personnel cost due to sales force reduction in our NAPW segment, a $115,000 reduction in lead spending in our NAPW segment, and a $62,000 reduction in sales commission expenses. Sales and marketing for the six months ended June 30, 2018 were $1,320,000, compared to $2,117,000 for the same period in the prior year, a decrease of $797,000, or 37.6%. The decrease was primarily due to sales force reduction in our NAPW segment that resulted in $267,000 decrease in personnel cost, a $245,000 reduction in lead spending in our NAPW segment, and a $76,000 reduction in commission expenses.

General and administrative expenses: General and administrative expenses for the three months ended June 30, 2019 were $1,442,000, compared to $2,064,000 for the same period in the prior year, a decrease of $622,000 or 30.1%. The decrease was mainly attributable to a $451,000 reduction in personnel costs, and a $257,000 decrease in stock-based compensation. General and administrative expenses for the six months ended June 30, 2019 were $2,800,000, compared to $4,416,000 for the same period in the prior year, a decrease of $1,616,000 or 36.6%. The decrease was mainly attributable to a $911,000 reduction in personnel costs, a $192,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, and a $367,000 decrease in stock-based compensation, and a $125,000 decrease in audit fees.

Depreciation and amortization expenses: Depreciation and amortization expenses for the three months ended June 30, 2019 were $222,000, compared to $659,000 for the same period in the prior year, a decrease of $437,000 or 66.3%. Depreciation and amortization expenses for the six months ended June 30, 2019 were $443,000, compared to $1,339,000 for the same period in the prior year, a decrease of $896,000 or 66.9%. The decrease for the three and six months ended June 30, 2019 was mainly a result of $2,796,000 impairment charge against long-lived intangible assets in our NAPW segment that the Company recorded in fourth quarter of 2018. Amortization of the intangible assets is listed in Note 5 on page 12 of this quarterly report.

Costs and Expenses by Segment

The following tables set forth each operating segment’s costs and expenses for the period presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$679	$1,708	$(1,029)	(60.2)%
PDN Network	709	751	(42)	(5.6)%
China	354	549	(195)	(35.5)%
Corporate Overhead	700	1,078	(378)	(35.1)%
Total costs and expenses	$2,442	$4,086	$(1,644)	(40.2)%

NAPW Network: During the three months ended June 30, 2019, total costs and expenses in our NAPW segment were $679,000, compared to $1,708,000 for the same period in the prior year, a decrease of $1,029,000 or 60.2%. The decrease was a result of a $436,000 decrease in amortization expense of long-lived intangible assets as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, a $302,000 decrease in personnel costs, and $115,000 reduction in lead generation spending.

PDN Network: During the three months ended June 30, 2019, total costs and expenses in our PDN segment were $709,000, compared to $751,000 for the same period in the prior year, a decrease of $42,000, or 5.6%. The decrease was primarily cost of revenues and was in tandem with lower revenues.

China Operations: During the three months ended June 30, 2019, total costs and expenses in our China operations were $354,000, compared to $549,000 for the same period in the prior year, a decrease of $195,000 or 35.5%. The decrease was primarily cost of sales as a result of lower revenues, and lower general and administrative expenses mainly as a result of lower personnel costs.

Corporate Overhead: During the three months ended June 30, 2019, total costs and expenses incurred by our Corporate Overhead segment were $700,000, compared to $1,078,000 for the same period in the prior year, a decrease of $378,000 or 35.1%. The decrease was primarily a result of $257,000 decrease in stock based compensation expenses, and $64,000 reduction in corporate personnel cost.

	Six Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$1,584	$4,028	$(2,444)	(60.7)%
PDN Network	1,390	1,510	(120)	(7.9)%
China	728	969	(241)	(24.9)%
Corporate Overhead	1,288	1,991	(703)	(35.3)%
Total costs and expenses	$4,990	$8,498	$(3,508)	(41.3)%

NAPW Network: During the six months ended June 30, 2019, total costs and expenses in our NAPW segment were $1,584,000, compared to $4,028,000 for the same period in the prior year, a decrease of $2,444,000 or 60.7%. The decrease was a result of a $872,000 decrease in amortization expense of long-lived intangible assets as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, a $644,000 decrease in personnel costs, a $224,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, and a $245,000 reduction in lead generation spending.

PDN Network: During the six months ended June 30, 2019, total costs and expenses in our PDN segment were $1,390,000, compared to $1,510,000 for the same period in the prior year, a decrease of $120,000, or 7.9%. The decrease was primarily cost of revenues and was in tandem with lower revenues.

China Operations: During the six months ended June 30, 2019, total costs and expenses in our China operations were $728,000, compared to $969,000 for the same period in the prior year, a decrease of $241,000 or 24.9%. The decrease was primarily cost of sales as a result of lower revenues, and lower general and administrative expenses mainly as a result of lower personnel costs.

Corporate Overhead: During the six months ended June 30, 2019, total costs and expenses incurred by our Corporate Overhead segment were $1,288,000, compared to $1,991,000 for the same period in the prior year, a decrease of $703,000 or 35.3%. The decrease was primarily a result of $367,000 decrease in stock based compensation expenses, a $125,000 reduction in audit related expenses, and $91,000 reduction in corporate personnel cost

Income Tax Expense (Benefit)

	Three Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Total	$(2)	$(123)	$121	(98.4)%

	Six Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Total	$(67)	$(372)	$305	(82.0)%

The effective income tax rate for the three months ended June 30, 2019 and 2018 was 0.2% and 6.3%, respectively, resulting in a $2,000, and $123,000 income tax benefit, respectively. The effective income tax rate for the six months ended June 30, 2019 and 2018 was 3.4% and 9.2%, respectively, resulting in a $67,000 and $372,000 income tax benefit, respectively. The difference in the effective income tax rate for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, is mainly attributable to the decrease in tax rates pursuant to the U.S. Tax Cuts and Jobs Act, change in the valuation allowance and the foreign tax rate differential due to the Company’s China Operations. Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of June 30, 2019 and December 31, 2018.

Net Loss from Continuing Operations by Segment

The following tables set forth each operating segment’s net loss from continuing operations for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(43)	$(402)	$359	(89.3)%
PDN Network	332	17	315	1,852.9%
China	(365)	(478)	113	(23.6)%
Corporate Overhead	(667)	(977)	310	(31.7)%
Consolidated Net Loss from continuing operations	$(743)	$(1,840)	$1,097	(59.6)%

	Six Months Ended
	June 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(143)	$(1,059)	$916	(86.5)%
PDN Network	171	(36)	207	(575.0)%
China	(705)	(812)	107	(13.2)%
Corporate Overhead	(1,210)	(1,759)	549	(31.2)%
Consolidated Net Loss from continuing operations	$(1,887)	$(3,666)	$1,779	(48.5)%

As the result of the factors discussed above, during the three and six months ended June 30, 2019 we incurred $743,000 and $1,887,000 respectively, of net loss from continuing operations, a decrease of 59.6% and 48.5% from net loss from continuing operations of $1,840,000 and $3,666,000 for the three and six months ended June 30, 2018, respectively. The $1,097,000 decrease in net loss for the three months ended June 30, 2019 was primarily driven by a $622,000 decrease in general and administrative expenses, a $485,000 decrease in sales and marketing expenses, a $437,000 decrease in depreciation and amortization expenses, and a $376,000 write off of accounts payable recorded during the quarter ended June 30, 2019, partially offset by a $731,000 decrease in revenue from membership fees, related services at our NAPW segment. The $1,779,000 decrease in net loss for the six months ended June 30, 2019 was primarily driven by a $1,616,000 decrease in general and administrative expenses, a $896,000 decrease in depreciation and amortization expenses, a $797,000 decrease in sales and marketing expenses, and a $376,000 write off of accounts payable recorded during the quarter ended June 30, 2019, partially offset by a $1,513,000 decrease in revenue from membership fees, related services at our NAPW segment.

NAPW Network. During the three months ended June 30, 2019, our NAPW segment incurred a net loss of $43,000, compared to a net loss of $402,000 for the three months ended June 30, 2018. The $359,000 decrease in net loss for was a result of continued cost cutting efforts that began in the third quarter of 2017, mainly reduction in the work force that resulted in a $302,000 decrease in personnel costs, a $115,000 reduction in lead generation spending, and a $436,000 decrease in amortization expense of long-lived intangible assets as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, partially offset by a $731,000 decrease in revenues from membership fees. During the six months ended June 30, 2019, we incurred a loss of $143,000, compared to net loss of $1,059,000 for the six months ended June 30, 2018. The $916,000 decrease in net loss was primarily driven by a $872,000 decrease in amortization expense of long-lived intangible assets as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, a reduction in the work force that resulted in a $644,000 decrease in personnel costs, a $245,000 reduction in lead generation spending, and a $224,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, partially offset by a $1,513,000 decrease in revenues from membership fees.

PDN Network. During the three months ended June 30, 2019, our PDN segment generated a net profit of $332,000, compared to a net profit of $17,000 for the three months ended June 30, 2018. The increase in net profit of $315,000 was mainly a result of $376,000 write off of accounts payable recorded during the quarter ended June 30, 2019. During the six months ended June 30, 2019, we incurred a net profit of $171,000, compared to net loss of $36,000 for the six months ended June 30, 2018. The decrease in net loss of $207,000 was primarily attributable to a $376,000 write off of accounts payable recorded during the quarter ended June 30, 2019, and a $102,000 reduction in cost of revenue, partially offset by a $259,000 decrease in revenues.

China Operations. During the three months ended June 30, 2019, our China Operations incurred a net loss of $365,000, compared to a net loss of $478,000 for the same period in the prior year. The decrease in net loss of $113,000 was mainly a result of a $50,000 decrease in personnel cost, and $54,000 decreased in cost of revenues, partially offset by lower revenues. During the six months ended June 30, 2019, we incurred a net loss of $705,000, compared to a net loss of $812,000 for the prior year period. The decrease in net loss of $107,000 was primarily driven by a $51,000 decrease in personnel cost, and $102,000 decreased in cost of revenues as a result of lower revenues.

Corporate Overhead. During the three months ended June 30, 2019, our Corporate Overhead segment incurred a net loss of $667,000, compared to a net loss of $977,000 for the three months ended June 30, 2018. In the second quarter of 2019 we continued our efforts to reduce corporate level expenses, such as $257,000 decrease in stock based compensation expenses, and $64,000 reduction in corporate salaries expenses. During the six months ended June 30, 2019, we incurred a net loss of $1,210,000, compared to a net loss of $1,759,000 for the prior year period. The decrease in net loss of $549,000 was primarily driven by a $367,000 reduction in stock-based compensation, a $125,000 reduction in audit related fees, a $91,000 decrease in in corporate salaries expenses.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2019 and December 31, 2018, respectively, and is intended to supplement the more detailed discussion that follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$1,184	$1,442
Working (deficiency) capital	$(2,928)	$(3,384)

Our principal sources of liquidity are our cash and cash equivalents, including the net proceeds from the issuances of common stock to CFL and other investors. As of June 30, 2019 and December 31, 2018, we had working capital deficiency of approximately $2,928,000 and $3,384,000, respectively. During the six months ended June 30, 2019, we generated a net loss from continuing operations of approximately $1,887,000 used cash in continuing operations of approximately $2,064,000, and we expect that we will continue to generate operating losses for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is closely monitoring operating costs and capital requirements. Management of the Company also made efforts in 2018 and first two quarters of 2019 to contain and reduce cost, including terminating non-performing employees and eliminating certain positions, replacing and negotiating with certain vendors, implementing a new approval process over travel and other expenses, and significantly reducing the cash compensation for independent board directors. We also sold our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are still not successful in sufficiently reducing our costs, we may then need to dispose of our other assets or discontinue business lines.

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech Holdings Public Limited Company (“GNet”), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. On January 14, 2019, the Company drew $293,000 under this facility and repaid it on June 7, 2019. At June 30, 2019, the Company did not have any outstanding debt under this facility. At August 13, 2019, approximately $2,000,000 was available for us to draw.

From January 9, 2019 to April 16, 2019, the Company sold an aggregate of 237,031 shares of its common stock at a purchase price ranging from $1.146 to $3.96 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription. As of the date of this annual report, the Company has received an aggregate gross proceeds of $497,816 under this private placement. All of the purchasers are residents of the People’s Republic of China.

On June 7, 2019, the Company entered into a loan agreement (the “Loan”) with GNet Tech Holdings Public Limited Company (“GNet”), a related party in amount of $400,000, payable within two weeks of the date of the agreement. As of June 30, 2019, the Company repaid $200,000 of the Loan, and the outstanding balance as of June 30, 2019 and August 13, 2019 was $200,000.

On June 11, 2019, the Company entered into a Stock Purchase Agreement with one purchaser Ms. Xiaoqian (the “Purchaser Zheng”), pursuant to which the Purchaser Zheng agreed to purchase 500,000 shares (the “Shares”) of the Company’s common stock for $2.20 per share for gross proceeds of $1,100,000 (the “Purchase Price”). The Purchase Zheng Price was received by the Company on June 14, 2019.

For additional information about the uncertainties and risks of our financing plans, see Part II, Item 1A, “Risk Factors” of this report.

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

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Cash provided by (used in) continuing operations
Operating activities	$(2,064)	$(3,226)
Investing activities	(23)	(61)
Financing activities	1,799	2,922
Effect of exchange rate fluctuations on cash and cash equivalents	4	(11)
Cash provided by (used in) discontinued operations:
Operating activities	27	(83)
Investing activities	-	200
Net decrease in cash and cash equivalents	$(257)	$(259)

Net Cash Used in Operating Activities

For the six months ended June 30, 2019, net cash used in operating activities in continuing operations was $2,064,000. We had a net loss of $1,887,000, write off of accounts payable of $376,000 payments of lease obligations of $191,000, deferred tax benefit of $77,000, and recovery of bad debt of $2,000, which was offset by non-cash depreciation and amortization of $443,000, amortization of leases of $172,000, and stock-based compensation expense of $99,000. Changes in operating assets and liabilities used $254,000 of cash during the six months ended June 30, 2019, consisting primarily of decreases in accounts payable and deferred revenue, partially offset by increases in accounts receivable, and increase in accrued expenses.

Net cash used in operating activities in continuing operations for the six months ended June 30, 2018 was $3,226,000. We had a net loss of $3,665,000, a deferred income tax benefit of $375,000, which was offset by non-cash depreciation and amortization of $1,339,000 and stock-based compensation expense of $466,000. Changes in operating assets and liabilities used $1,195,000 of cash during the six months ended June 30, 2018, consisting primarily of decreases in deferred revenue, accrued expenses, and prepayments, partially offset by increases in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities in continuing operations for the six months ended June 30, 2019 was $23,000, mainly consisting of security deposits.

Net cash used in investing activities in continuing operations for the six months ended June 30, 2018 was $61,000, mainly consisting of $58,000 invested to develop technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in continuing operations during the six months ended June 30, 2019 was $1,799,000, consisting of $1,100,000 in gross proceeds from sale of 500,000 shares of common stock to one purchaser at a purchase price $2.20 per share, $498,000 in gross proceeds from sale of 237,031 shares of common stock ranging from $1.146 to $3.96 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription to citizens of the People’s Republic of China, and $400,000 in gross proceeds from short-term loan (the “Loan”) from GNet Tech Holdings, a related party through one of the Company’s shareholders, Cosmic Forward Limited, partially offset by $200,000 of repayment of the Loan.

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

Net Cash Provided by (Used in) Discontinued Operations

On May 25, 2018 we sold our Noble Voice operations.

Net cash provided by operating activities in discontinued operations for the six months ended June 30, 2019 was $27,000.

Net cash used in operating activities in discontinued operations for the six months ended June 30, 2018 was $83,000.

Net cash provided by investing activities for the six months ended June 30, 2018 was $200,000, consisting of $200,000 in gross proceeds from the sale of Noble Voice operations.

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

Disclosure Controls and Procedures

As of June 30, 2019, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2019, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2018. Specifically, we continued implementing policies to more fully segregate incompatible duties within our accounting and financial reporting functions and enhance the overall internal control structure, including a more rigorous and transparent expense approval process, and segregating check signing ability for finance personnel; we continued to implement more effective financial reporting process that included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department. We also continued improving GAAP training of internal staff. There have been no other changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management had concluded that, as of June 30, 2019, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

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

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC, No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. The four-count complaint in the Federal Action alleged that White Winston is entitled to recover compensatory damages of $1,708,233, plus attorneys’ fees, treble damages and other amounts. White Winston served the complaint on July 12, 2018, and the Company moved to dismiss the entire action for failure to state a claim. On October 15, 2018, prior to addressing the motion to dismiss, the Court issued an order noting that White Winston (which is a limited liability company) had failed to allege the citizenship of its members and ordered White Winston to show cause that complete diversity exists between the parties and that the Court had jurisdiction. On October 23, 2018, White Winston dismissed the Federal Action without prejudice. On December 18, 2018, White Winston filed a complaint in Massachusetts Superior Court in Suffolk County in Boston alleging the same claims and rights to relief as in the Federal Action. The Company again moved to dismiss the complaint in its entirety for failure to state a claim. The Court heard the motion on May 29, 2019 issued a written order on May 30, 2019 denying the motion. On July 10, 2019, the Court held a Rule 16 conference, following which it set a case management schedule. Fact discovery has now commenced. The Company denies liability for all claims.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord is suing NAPW for the balance of the rent due under the Lease Term – which term is less than one year remaining. The case is currently being litigated, summary judgment was rendered for the plaintiff and only the calculation of damages remains in this litigation.

NAPW and PDN are two of the named Respondents in a Superior Court of New Jersey Proceeding, and they are being sued by Shore Digital LLC. The Petitioner in this matter, Shore Digital LLC is alleging that both NAPW and PDN are in breach of contract, and the matter involves the payment of the entire value of the contract plus council fees, interest, and costs owing to the Petitioner. The case is settled and both parties have agreed to a Stipulation and Order of Dismissal which has been agreed upon and entered by the court.

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

The Company was named in a state court action in Miami-Dade County, No. 2019-014773-CA-01 by Local Staffing, LLC (“Local Staffing”) vs. Professional Diversity Network, Inc. on alleged breach of contract and account stated claims. The Company disputes liability, but has entered into a confidential settlement agreement and parties agreed to dismiss the suit.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item. For information regarding certain risks relating to our operations, any of which could negatively affect our business, financial condition, operating results or prospects, see Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: August 14, 2019	By:	/s/ Xin (Adam) He
	Name:	Xin (Adam) He
	Title:	Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

