Form 10-Q
period 2019-09-30
Professional Diversity Network, Inc.
filed 2019-11-19
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 8,934,168 shares outstanding of the registrant’s common stock outstanding as of November 18, 2019.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

PART I

ITEM 1.	FINANCIAL STATEMENTS

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
Current Assets:
Cash and cash equivalents (Amounts related to variable interest entity of $109.373 and $683,043 as of September 30, 2019 and December 31, 2018, respectively)	$4,861,607	$1,441,607
Accounts receivable, net	550,885	816,698
Incremental direct costs	31,274	20,797
Prepaid expenses and other current assets	360,069	350,906
Current assets from discontinued operations	1,151	126,270
Total current assets	5,804,986	2,756,278

Property and equipment, net	47,946	83,608
Capitalized technology, net	121,298	194,833
Goodwill	1,823,320	339,451
Intangible assets, net	471,437	1,020,942
Right-of-use assets	179,589	-
Merchant reserve	760,849	760,849
Security deposits	87,271	82,139
Total assets	$9,296,696	$5,238,100

Current Liabilities:
Accounts payable	$832,974	$1,843,688
Accrued expenses	1,019,459	989,626
Deferred revenue	1,550,405	2,460,436
Customer deposits	79	-
Short-term loan	279,916	-
Note Payable – related party	-	500,000
Lease liability, current portion	189,547	-
Stocks to be issued liability	1,153,988	-
Other current liabilities	421,895	-
Current liabilities from discontinued operations	207,905	346,528
Total current liabilities	5,656,168	6,140,278

Deferred tax liability	82,081	194,786
Deferred rent	-	13,742
Other liabilities	-	82
Lease liability, non-current portion	536	-
Total liabilities	5,738,785	6,348,888

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized; 8,920,573 shares and 4,856,213 shares issued as of September 30, 2019 and December 31, 2018, respectively; and 8,919,525 shares and 4,855,165 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	89,206	48,562
Additional paid in capital	91,082,200	83,728,903
Accumulated other comprehensive loss	(38,246)	(24,340)
Accumulated deficit	(87,534,409)	(84,826,796)
Treasury stock, at cost; 1,048 shares at September 30, 2019 and December 31, 2018	(37,117)	(37,117)
Total stockholders’ equity – Professional Diversity Network, Inc.	3,561,634	(1,110,788)
Non-controlling interest	(3,723)	-
Total stockholders’ equity	3,557,911	(1,110,788)
Total liabilities and stockholders’ equity	$9,296,696	$5,238,100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Membership fees and related services	$515,796	$1,112,042	$1,950,623	$4,059,989
Recruitment services	790,488	705,040	1,915,794	2,018,832
Product sales and other	1,053	3,180	5,008	13,197
Education and training	6,610	-	41,491	16,048
Consumer advertising and marketing solutions	34,069	74,360	107,844	218,637
Total revenues	1,348,016	1,894,622	4,020,760	6,326,703

Costs and expenses:
Cost of revenues	271,373	291,685	698,906	917,429
Sales and marketing	575,411	977,148	1,894,959	3,093,798
General and administrative	1,389,715	1,786,408	4,190,035	6,202,087
Litigation settlement	-	342,472	-	342,472
Impairment expense	-	5,250,699	-	5,250,699
Depreciation and amortization	220,680	650,103	663,643	1,989,125
Total costs and expenses	2,457,179	9,298,515	7,447,543	17,795,610

Loss from operations	(1,109,163)	(7,403,893)	(3,426,783)	(11,468,907)

Other (expense) income
Interest expense	-	29,549	(14,182)	29,549
Interest and other income	-	(4,368)	376,068	299
Change in fair value of stock to be issued	219,807	-	219,807	-
Other finance costs	4,705	-	5,966	22,558
Other (expense) income, net	224,512	25,181	587,659	52,406

Loss before income tax benefit	(884,651)	(7,378,712)	(2,839,124)	(11,416,501)
Income tax benefit	(45,458)	(189,950)	(112,733)	(562,415)
Loss from continuing operations	(839,193)	(7,188,762)	(2,726,391)	(10,854,086)
Income (loss) from discontinued operations (net of tax expense of $3,897, and $25,514, in the three months ended September 30, 2019 and 2018, respectively, and net of tax expense of $1,111, and tax benefit of $24,980, in the nine months ended September 30, 2019 and 2018, respectively)	62,182	(40,735)	18,777	(425,258)
Net loss	(777,011)	(7,229,497)	(2,707,614)	(11,279,344)

Other comprehensive loss:	(777,011)	(7,229,497)	(2,707,614)	(11,279,344)
Foreign currency translation adjustment	(27,592)	(28,480)	(13,906)	(42,231)
Comprehensive loss	$(804,603)	$(7,257,977)	$(2,721,520)	$(11,321,575)

Basic and diluted loss per share:
Continuing operations	(0.12)	(1.48)	(0.47)	(2.42)
Discontinued operations	0.01	(0.01)	0.00	(0.09)
Net loss	$(0.11)	$(1.49)	$(0.47)	$(2.51)

Weighted average shares used in computing net loss per common share:
Basic and diluted	6,984,506	4,856,044	5,746,408	4,485,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Non- Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Interest	Equity
Balance at January 1, 2019	4,856,213	$48,562	$83,728,904	$(84,826,797)	1,048	$(37,117)	$(24,340)	-	$(1,110,788)
Issuance of common stock - China nursing program	203,963	2,040	370,855	-	-	-	-	-	372,895
Translation adjustments	-	-	-	-	-	-	23,035	-	23,035
Stock-based compensation	-	-	8,289	-	-	-	-	-	8,289
Net loss	-	-	-	(1,159,369)	-	-	-	-	(1,159,369)
Balance at March 31, 2019	5,060,176	$50,602	$84,108,048	$(85,986,166)	1,048	$(37,117)	$(1,305)	-	$(1,865,938)
Issuance of common stock - includes China nursing program	533,068	5,331	1,219,590	-	-	-	-	-	1,224,921
Conversion of note payable	209,205	2,092	497,908	-	-	-	-	-	500,000
Issuance of common stock for settlement of accounts payable	30,640	306	98,664	-	-	-	-	-	98,970
Issuance of vested restricted shares	27,761	278	(278)	-	-	-	-	-	-
Translation adjustments	-	-	-	-	-	-	(9,349)	-	(9,349)
Stock-based compensation	-	-	90,400	-	-	-	-	-	90,400
Net loss	-	-	-	(771,234)	-	-	-	-	(771,234)
Balance at June 30, 2019	5,860,850	$58,608	$86,014,332	$(86,757,400)	1,048	$(37,117)	$(10,654)	-	$(732,231)
Issuance of common stock - includes China nursing program	3,052,456	30,525	4,986,588	-	-	-	-	-	5,017,113
Issuance of vested restricted shares	7,267	73	(72)	-	-	-	-	-	0
Translation adjustments	-	-	-	-	-	-	(27,592)	-	(27,592)
Stock-based compensation	-	-	85,227	-	-	-	-	-	85,227
Acquisition of Zhili and Angyue	-	-	(3,875)	-	-	-	-	(3,723)	(7,598)
Net loss	-	-	-	(777,014)	-	-	-	-	(777,011)
Balance at September 30, 2019	8,920,573	$89,206	$91,082,200	$(87,534,414)	1,048	$(37,117)	$(38,246)	$(3,723)	$3,557,911

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2018	3,963,864	$39,639	$80,016,218	$(69,745,785)	1,048	$(37,117)	$28,848	$10,301,803
Sale of common stock	380,295	3,803	1,483,151	-	-	-	-	1,486,954
Translation adjustments	-	-	-	-	-	-	76,708	76,708
Stock-based compensation	-	-	118,398	-	-	-	-	118,398
Net loss	-	-	-	(2,034,413)	-	-	-	(2,034,413)
Balance at March 31, 2018	4,344,159	$43,442	$81,617,767	$(71,780,198)	1,048	$(37,117)	$105,556	$9,949,450
Sale of common stock	496,510	4,965	1,429,949	-	-	-	-	1,434,914
Translation adjustments	-	-	-	-	-	-	(90,459)	(90,459)
Stock-based compensation	-	-	347,412	-	-	-	-	347,412
Net loss	-	-	-	(2,015,434)	-	-	-	(2,015,434)
Balance at June 30, 2018	4,840,669	$48,407	$83,395,128	$(73,795,632)	1,048	$(37,117)	$15,097	$9,625,883
Issuance of common stock	15,544	155	(155)	-	-	-	-	-
Translation adjustments	-	-	-	-	-	-	(28,480)	(28,480)
Stock-based compensation	-	-	171,252	-	-	-	-	171,252
Net loss	-	-	-	(7,229,497)	-	-	-	(7,229,497)
Balance at September 30, 2018	4,856,213	$48,562	$83,566,225	$(81,025,129)	1,048	$(37,117)	$(13,383)	$2,539,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Professional Diversity Network, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Loss from continuing operations	$(2,726,391)	$(10,854,086)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities– continuing operations:
Depreciation and amortization	663,644	1,989,125
Deferred tax expense (benefit)	(117,430)	(374,537)
Amortization of right-of-use asset	257,127	-
Accretion of lease liability	12,325	-
Impairment expense	-	5,250,699
Stock-based compensation expense	183,916	637,062
Change in fair value of stock to be issued	(219,807)	-
Provision for (recovery of) bad debt	(129,203)	20,000
Write off of security deposit	-	149,292
Write off of accounts payable	(375,997)	-
Write-off of property and equipment	1,385	51,804
Payment of lease obligations	(269,721)	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	391,358	354,408
Prepaid expenses and other current assets	(12,704)	11,033
Incremental direct costs	(10,477)	124,134
Accounts payable	(488,419)	345,575
Accrued expenses	2,758	(332,578)
Deferred revenue	(782,523)	(1,553,245)
Deferred rent	-	(10,282)
Customer deposits	-	(32)
Other liabilities	195,809	(36,969)
Net cash used in operating activities– continuing operations	(3,424,350)	(4,228,697)
Net cash provided by (used in) operating activities – discontinued operations	2,486	17,793
Net cash used in operating activities	(3,421,864)	(4,210,804)

Cash flows from investing activities:
Cash received from acquisition	7,044	-
Costs incurred to develop technology	(2,499)	(89,006)
Purchases of property and equipment	2,523	(7,206)
Security deposit	(7,879)	-
Net cash (used in) provided by investing activities– continuing operations	(811)	(96,213)
Net cash provided by investing activities – discontinued operations	-	200,000
Net cash provided by (used in) investing activities	(811)	103,787

Cash flows from financing activities:
Proceeds from the sales of common stock	6,614,928	2,921,868
Proceeds from short-term loan	279,916
Proceeds from short-term loan - related party	400,000	-
Repayment of short-term loan - related party	(400,000)	-
Proceeds from line of credit - related party	(292,882)	-
Repayment of line of credit - related party	292,882	-
Net cash provided by financing activities	6,894,844	2,921,868

Effect of exchange rate fluctuations on cash and cash equivalents	(52,169)	(87,791)
Net decrease in cash and cash equivalents	3,420,000	(1,272,940)
Cash and cash equivalents, beginning of period	1,441,607	2,926,088
Cash and cash equivalents, end of period	$4,861,607	$1,653,148

Supplemental disclosures of other cash flow information:
Cash paid for interest	$18,819	$-
Cash paid for income taxes	$8,594	$67,954

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

In 2019, PDN China will focus on developing the education business while continuing to grow the Business Club and IAW China segments. There are two segments under the education business:

Vocational education program with foreign countries— PDN China has partnered with The Chinese People’s Association for Friendship with Foreign Countries to develop the China-Germany Nursing Program that recruits students from China to study, work and immigrate to Germany. The Company has developed 10 citywide agents across China to promote recruitment and German language training business.

Essential-qualities oriented education for elementary and junior high school students— The Company operates two primary school education programs both in the northern and southern part of China. These two acquisitions will allow the Company to accelerate an existing product with strong local recognition. According to the “2019 China Education Industry Research Report” by Amazing House, China’s K12 education market size was about 880 billion RMB in 2018. By 2019, the market size is expected to reach 1 trillion RMB, with a compound annual growth rate of 16.2% in five years. As a subdivision in the K12 field, after-school educational programs are also in high demand. According to the National Statistical Reports on Education Development and “2017 China Family Quality Education Consumption Report” by Rayee ACE, the potential market size of after-school educational programs in China by 2020 will reach 171 billion RMB.

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

On September 17, 2019, Jiangxi PDN Culture Media Co., Ltd. (“Jiangxi PDN”), a company established under the laws of the People’s Republic of China and a variable interest entity (VIE) controlled by Professional Diversity Network, Inc. (“PDN”), entered into an Agreement of Acquisition and Equity Transfer (the “Agreement”) with Guangzhou Zengcheng District Zhili Education Training Center, a nonprofit private enterprise established under the laws of the Peoples’ Republic of China (“Zhili”), Guangzhou Angyue Education Consulting Company Limited, a limited liability company established under the laws of the Peoples’ Republic of China (“Angyue”, and together with Zhili, the “Target Companies”) and their respective shareholders and controlling persons (the “Sellers”). The Agreement was subsequently amended on September 21, 2019.

One of the Sellers, Ms. Yuman Hu, will hold the remaining 49% and will be responsible for the day-to-day management of the Target Companies.  The Target Companies specialize in designing well-rounded curriculums that focus on essential-qualities oriented education (EQOE) for elementary and junior high school students. The program integrates with traditional performance-oriented education to activate and nourish the overall development of children and young adults. With the strong support from the Chinese government on EQOE, the acquisition bolsters PDN China’s efforts to dominate this segment in China market.

On May 25, 2018, the Company sold Noble Voice assets to a long-time customer of the Company and exited the business segment conducted by Noble Voice. The Noble Voice and Compliant Lead legal entities were terminated in August of 2019. There will be no further assets or liabilities associated with these entities. See Note 3 for additional information.

2. Going Concern and Management’s Plans

At September 30, 2019 the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sales of shares of common stock in the first nine months of 2019.

The Company had an accumulated deficit of approximately $87,534,000 at September 30, 2019. During the nine months ended September 30, 2019, the Company generated a net loss from continuing operations of approximately $2,726,000, used cash in continuing operations of approximately $3,424,000, and the Company expects that it will continue to generate operating losses for the foreseeable future. At September 30, 2019, the Company had a cash balance of approximately $4,862,000. Total revenues were approximately $1,348,000 and $1,895,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $4,021,000 and $6,327,000 for the nine months ended September 30, 2019 and 2018, respectively. The Company had working capital of approximately $149,000 and working capital deficit of $3,384,000 at September 30, 2019 and December 31, 2018, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. In order to alleviate the substantial doubt, the Company has approved and undertaken several measures.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

The Company is closely monitoring operating costs and capital requirements. Management of the Company also made efforts in 2018 and first three quarters of 2019 to contain and reduce cost, including implementing a new approval process over travel and other expenses, significantly reducing the cash compensation for independent board directors, terminating non-performing employees and eliminating certain positions, and replacing and negotiating with certain vendors. We also sold our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are still not successful in sufficiently reducing our costs, we may then need to dispose our other assets or discontinue business lines.

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

From January 9, 2019 to August 15, 2019, the Company sold an aggregate of 248,104 shares of its common stock at a purchase price ranging from $1.146 to $3.96 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription. As of the date of this annual report, the Company has received an aggregate gross proceeds of $514,928 under this private placement. All of the purchasers are residents of the People’s Republic of China.

On August 5, 2019, the Company entered into a Stock Purchase Agreement with one purchaser Ms. Yingling Wu (the “Purchaser Wu”), pursuant to which the Purchaser Wu agreed to purchase 1,142,857 shares (the “Shares”) of the Company’s common stock for $1.75 per share for gross proceeds of $2,000,000 (the “Purchase Price”). This transaction was closed on August 6, 2019.

On September 5 and 9, 2019, the Company entered into Stock Purchase Agreements with Ms. Yao Wei Ling, an individual and a resident of the People’s Republic of China (“Yao”), in connection with the purchase by Yao of 442,830 shares of common stock of the Company (collectively the “Yao Shares”), Mr. Gao Yin Chun, an individual and a resident of the People’s Republic of China (“Gao”), in connection with the purchase by Gao of 189,873 shares of common stock of the Company (collectively the “Gao Shares”), and EGBT Foundation Ltd., a Singapore public company limited by guarantee (“EGBT”), in connection with the purchase by EGBT of 1,265,823 shares of common stock of the Company (collectively the “EGBT Shares”, and together with Yao Shares and Gao Shares, the “Shares”. These transactions occurred at a price of $1.58 per share for gross proceeds of $699,673, $300,000, and $2,000,000, respectively. The closing of the transactions with Yao and Gao took place on September 10, 2019. The closing of the EGBT transaction took place on September 30, 2019.

On November 15, 2019, an existing shareholder, CFL, purchased an additional 1,142,857 shares of the Company’s Common Stock at a price of $1.75 per share from an existing shareholder. This increases their total ownership stake to 38.5% of the total outstanding, issued shares of the Company.

Management believes that its available funds and cash flow from operations may not be sufficient to meet our working capital requirements for the twelve months subsequent to the issuance of our financial statements. In order to accomplish its business plan objectives, the Company will need to either raise capital by issuance of stock, or utilize the $2,000,000 revolving credit facility with GNet, or strategic merge and acquisitions. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the USA freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country strictly. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time. As of September 30, 2019 we had a $3,304,000 cash balance in China.

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

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 15, 2019 (the “Annual Report”), which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2018 and 2017. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Annual Report. The interim results for the three months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$109	683
Total assets	$1,352	1,180
Total liabilities	$335	65

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Total net revenue	$7	$-	$41	$-
Net loss	$(74)	$(23)	$(149)	$(132)

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

All historical operating results for Noble Voice are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. During the three months ended September 30, 2019, income from discontinued operations was $62,000, net of tax expense of $4,000, compared to a loss of $41,000, net of tax expense of $26,000 during same period in the prior year. During nine months ended September 30, 2019, income from discontinued operations was $19,000, net of tax expense of $1,000, compared to a loss of $425,000, net of tax benefit of $25,000 during same period in the prior year.

Assets and liabilities that the Company retained, which were previously reported in the Noble Voice operating segment, are now included in current assets from discontinued operations, and current liabilities from discontinued operations. As of September 30, 2019, the current assets from discontinued operations were $1,000, compared to $126,000 as of December 31, 2018. As of September 30, 2019, current liabilities from discontinued operations were $208,000 compared to $347,000 as of December 31, 2018.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended September 30, 2019 and 2018, the Company incurred advertising and marketing expenses of approximately $164,000 and $387,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred advertising and marketing expenses of approximately $461,000 and $1,060,000, respectively. These amounts are included in sales and marketing expenses in the accompanying condensed consolidated statements of comprehensive loss. At September 30, 2019 and December 31, 2018, there were no prepaid advertising expenses recorded in the accompanying condensed consolidated balance sheets.

Net Loss per Share – The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended September, 2019 and 2018 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of September 30,
	2019	2018
Warrants to purchase common stock	125,000	170,314
Stock options	319,126	499,439
Unvested Restricted stock units	54,440	42,727
Unvested restricted stock	-	9,886
Total dilutive securities	498,566	722,366

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

As of September 30, 2019, right of use assets were $180,000, current lease obligations were $190,000, and non-current lease obligations were $1,000.

During the three and nine months ended September 30, 2019, the Company recorded lease amortization expense of $85,000 and $257,000, respectively, which is continued to be classified in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

4. Capitalized Technology

Capitalized technology, net is as follows:

	September 30, 2019	December 31, 2018
Capitalized cost:
Balance, beginning of period	$2,163,044	$2,043,122
Additional capitalized cost	2,500	119,922
Balance, end of period	$2,165,544	$2,163,044

Accumulated amortization:
Balance, beginning of period	$1,968,213	$1,889,741
Provision for amortization	76,033	78,470
Balance, end of period	$2,044,246	$1,968,211
Capitalized Technology, net	$121,298	$194,833

Amortization expense of approximately $25,000 and $21,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $76,000 and $55,000 for the nine months ended September 30, 2019 and 2018, respectively, is recorded in depreciation and amortization expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

5. Intangible Assets

Intangible assets, net is as follows:

September 30, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,749,919)	$381,037
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		$12,108,609	$(11,272,572)	381,037
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$471,437

December 31, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,692,764)	$438,192
Paid Member Relationships	5	803,472	(758,972)	44,500
Member Lists	5	8,086,181	(7,638,331)	447,850
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		$12,108,609	$(11,178,067)	930,542
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$1,020,942

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2019	16,567
2020	66,267
2021	66,267
2022	66,267
Thereafter	165,669
$381,037

Amortization expense of $183,000 and $618,000 for the three months ended September 30, 2019 and 2018, respectively, and $550,000 and $1,866,000 for the nine months ended September 30, 2019 and 2018, respectively, is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

On June 14, 2019, the Company issued 209,205 shares to convert, and as a result the Note has been satisfied and is no longer outstanding.

Revolving Credit Facility

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech Holdings Public Limited Company (GNet), “), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. On January 14, 2019, the Company drew $293,000 under this facility and repaid it on June 7, 2019. At September 30, 2019, the Company did not have any outstanding debt under this facility.

At November 18, 2019, approximately $2,000,000 was available for us to draw.

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

As of September 30, 2019, right of use assets were $180,000, current lease obligations were $190,000, and non-current lease obligations were $1,000.

Short-term Loan

On July 24, 2019, our China Operations entered into an enterprise loan agreement with Guangzhou Zhongtianshengxiang Technology in amount of RMB 2,000,000 (approximately $280,000), payable by July 16, 2020. Interest at a rate of 5% per annum is payable at the end of the loan term.

Professional Diversity Network, Inc.
Condensed Consolidated Notes to Financial Statements (Unaudited)

During the quarter ended September 30, 2019, The Company recorded lease amortization expense of $85,000 which is continued to be classified in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Total lease expense, including lease amortization, of approximately $136,000 and $87,000 for the three months ended September 30, 2019 and 2018, respectively, and $351,000 and $495,000 for the nine months ended September 30, 2019 and 2018, respectively, is included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

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

The Company was named in a state court action in Miami-Dade County, No. 2019-014773-CA-01 by Local Staffing, LLC (“Local Staffing”) vs. Professional Diversity Network, Inc. on alleged breach of contract and account stated claims. The Company disputes liability, but has entered into a confidential settlement agreement and parties agreed to dismiss the case. The order dismissing this case has now been entered.

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

On October 10, 2019, Ms. Star Jones (“Ms. Jones”), the Company’s President and a member of the Board, announced her resignation from her position as the President effective as of December 31, 2019 and that she will not run for reelection as a director of the Company at the next annual shareholder meeting of the Company, which is currently scheduled to take place on December 17, 2019. Ms. Jones’ employment agreement with the Company expired on September 24, 2019. During the period between September 25, 2019 and December 31, 2019, Ms. Jones will receive the same level of compensation and benefits as before. At such meeting, the Board of Directors resolved to accept Ms. Jones’ resignation. Ms. Jones served in such capacity since September 2014, and her decision to resign was not due to any disagreement with the Company (as described in Item 5.02(a) of Form 8-K). The Company thanks Ms. Jones for her years of service to the Company.

On November 15, 2019, the Board of Directors of Professional Diversity Network, Inc. (the “Company”) appointed Mr. Xin (Adam) He (“Mr. He”), the Chief Financial Officer of the Company, to be the interim Chief Executive Officer of the Company effective immediately. The Board also appointed Mr. He to be a director of the Company filling the vacancy created by the resignation of Mr. Maoji (Michael) Wang. Mr. He will not receive any additional compensation for serving as the interim CEO and director of the Company.

9. Income Taxes

The effective income tax rate for the three months ended September 30, 2019 and 2018 was 5.1% and 2.6%, respectively, resulting in a $45,000, and $190,000 income tax benefit, respectively. The effective income tax rate for the nine months ended September 30, 2019 and 2018 was 4.0% and 4.9%, respectively, resulting in a $113,000 and $562,000 income tax benefit, respectively. The difference in the effective income tax rate for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, is mainly attributable to the decrease in tax rates pursuant to the U.S. Tax Cuts and Jobs Act, and a change in the valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2019 and December 31, 2018.

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

Stock Options

The following tables summarize the Company’s stock option activity for the nine months ended September 30, 2019, and 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2019	499,439	$6.94	9.0	$-
Granted	30,000	2.23
Exercised	-	-
Forfeited/Canceled/Expired	(210,313)	3.98
Outstanding – September 30, 2019	319,126	$8.44	7.8	$-

Exercisable – September 30, 2019	275,792	$9.37	7.7	$-

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2018	246,564	$11.17	9.1	$-
Granted	253,000	2.82
Exercised	-	-
Forfeited/Canceled/Expired	(125)	27.6
Outstanding – September 30, 2018	499,439	$6.94	9.0	$7,500

Exercisable – September 30, 2018	251,272	$8.49	8.8	$2,500

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

The Company recorded non-cash compensation expense, which is included in general and administrative expenses in the accompanying condensed consolidated statement of operations, of approximately $17,000 and $137,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $40,000 and $524,000 for the nine months ended September 30, 2019 and 2018, respectively related to stock option grants.

Total unrecognized compensation expense related to unvested stock options at September 30, 2019 amounted to approximately $55,000 and is expected to be recognized over a remaining weighted average period of 1.0 years.

Warrants

As of September 30, 2019, there were 125,000 warrants outstanding and exercisable, with a weighted average exercise price of $20.00 per share. The weighted average remaining contractual life of the warrants at September 30, 2019 and December 31, 2018 was 2.2 and 2.6 years, respectively, and the aggregate intrinsic value was 0.

The Company did not grant any warrants to purchase shares of common stock during the nine months ended September 30, 2019.

No compensation cost was recognized for the three and nine months ended September 30, 2019, and 2018 pertaining to warrants.

Professional Diversity Network, Inc.

Condensed Consolidated Notes to Financial Statements (Unaudited)

Restricted Stock and Restricted Stock Units

During the first nine months of 2019, the Company granted 46,402 restricted stock units (“RSUs”) to certain Board members and 1,166 RSUs to CFO Adam He. The RSUs granted to Board members vest one year after they were awarded (with the ex, subject to continued service on the vesting date), and the RSUs granted to CFO Adam He vested immediately. The RSUs have no voting or dividend rights. The fair value of the common stock on the dates of grant were $3.09 and $3.32 per share, based upon the closing market price on the grant dates. The aggregate grant date fair value of the combined awards amounted to $156,000.

A summary of the restricted stock award activity for the nine months ended September 30, 2019, and 2018 is as follows:

Number of Shares

Unvested Outstanding - January 1, 2019	60,651
Granted	47,568
Forfeited	(13,865)
Vested	(39,914)
Unvested Outstanding – September 30, 2019	54,440

Number of Shares

Unvested Outstanding - January 1, 2018	15,544
Granted	52,613
Forfeited	-
Vested	(15,544)
Unvested Outstanding – September 30, 2018	52,613

The Company recorded non-cash compensation expenses of approximately $68,000 and $34,000 for the three months ended September 30, 2019 and 2018, respectively, and approximately $143,000 and $113,000 for the nine months ended September 30, 2019 and 2018, respectively, related to restricted stock grants.

Total unrecognized compensation expense related to unvested restricted stock and unvested restricted stock units at September 30, 2019 amounts to approximately $72,000 and is expected to be recognized over a weighted average period of 0.3 year.

11. Segment Information

Beginning on May 26, 2018, the Company operates in the following segments: (A) United States: (i) PDN Network and (ii) NAPW Network, (B) China Operations, and (C) Corporate Overhead. The segments are categorized based on their business activities and organization. Prior to May 26, 2018, the Company operated in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network, (iii) Noble Voice, (B) China Operations, and (C) Corporate Overhead. The following tables present key financial information of the Company’s reportable segments as of and for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$515,796	$-	$-	$515,796
Recruitment services	790,488	-	-	-	790,488
Products sales and other	-	1,053	-	-	1,053
Education and training	-	-	6,610	-	6,610
Consumer advertising and marketing solutions	34,069	-	-	-	34,069
Total revenues	824,557	516,849	6,610	-	1,348,016
(Loss) income from continuing operations	(9,843)	(128,039)	(200,214)	(771,067)	(1,109,163)
Depreciation and amortization	15,202	201,442	4,036	-	220,680
Income tax expense (benefit)	(1,646)	(6,475)	-	(37,337)	(45,458)
Net (loss) income from continuing operations	217,160	(121,564)	(201,059)	(733,730)	(839,193)
Capital expenditures	-	-	(812)	-	(812)

	Nine Months Ended September 30, 2019
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$1,944,249	$6,374	$-	$1,950,623
Recruitment services	1,915,794	-	-	-	1,915,794
Products sales and other	-	5,008	-	-	5,008
Education and training	-	-	41,491	-	41,491
Consumer advertising and marketing solutions	107,844	-	-	-	107,844
Total revenues	2,023,638	1,949,257	47,865	-	4,020,760
(Loss) income from continuing operations	(200,864)	(280,015)	(886,889)	(2,059,015)	(3,426,783)
Depreciation and amortization	46,834	604,327	12,482	-	663,643
Income tax expense (benefit)	9,329	(15,641)	8,594	(115,015)	(112,733)
Net (loss) income from continuing operations	388,150	(264,374)	(906,167)	(1,944,000)	(2,726,391)
Capital expenditures	-	-	2,523	-	2,523

	September 30, 2019
Goodwill	$339,451	$-	$1,483,869	$-	$1,823,320
Intangible assets, net	90,400	381,037	-	-	471,437
Assets from continuing operations	2,837,613	1,304,988	5,152,944	-	9,295,545

Professional Diversity Network, Inc.

Condensed Consolidated Notes to Financial Statements (Unaudited)

	Three Months Ended September 30, 2018
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$1,058,443	$53,599	$-	$1,112,042
Recruitment services	705,040	-	-	-	705,040
Products sales and other	-	3,180	-	-	3,180
Education and training	-	-	-	-	-
Consumer advertising and marketing solutions	74,360	-	-	-	74,360
Total revenues	779,400	1,061,623	53,599	-	1,894,622
(Loss) income from continuing operations	67,617	(6,163,059)	(448,714)	(859,737)	(7,403,893)
Depreciation and amortization	15,757	631,485	2,861	-	650,103
Income tax expense (benefit)	6,510	(269,373)	-	72,913	(189,950)
Net (loss) income from continuing operations	66,807	(5,893,686)	(429,233)	(932,650)	(7,188,762)
Capital expenditures	-	-	(3,639)	-	(3,639)

	Nine Months Ended September 30, 2018
	United States
	PDN Network	NAPW Network	China Operations	Corporate Overhead	Consolidated

Membership fees and related services	$-	$3,878,875	$181,114	$-	$4,059,989
Recruitment services	2,018,832	-	-	-	2,018,832
Products sales and other	-	13,197	-	-	13,197
Education and training	-	-	16,048	-	16,048
Consumer advertising and marketing solutions	218,637	-	-	-	218,637
Total revenues	2,237,469	3,892,072	197,162	-	6,326,703
Loss from continuing operations	15,858	(7,360,589)	(1,273,897)	(2,850,279)	(11,468,907)
Depreciation and amortization	49,722	1,926,366	13,037	-	1,989,125
Income tax expense (benefit)	1,832	(408,375)	2,265	(158,137)	(562,415)
Net loss from continuing operations	31,183	(6,952,214)	(1,240,913)	(2,692,142)	(10,854,086)
Capital expenditures	-	-	(7,206)	-	(7,206)

	December 31, 2018
Goodwill	$339,451	$-	$-	$-	$339,451
Intangible assets, net	90,400	930,543	-	-	1,020,943
Assets from continuing operations	1,654,346	1,970,594	1,486,891	-	5,111,831

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

On October 10, 2019, Ms. Star Jones (“Ms. Jones”), the Company’s President and a member of the Board, announced her resignation from her position as the President effective as of December 31, 2019 and that she will not run for reelection as a director of the Company at the next annual shareholder meeting of the Company, which is currently scheduled to take place on December 17, 2019. Ms. Jones’ employment agreement with the Company expired on September 24, 2019. During the period between September 25, 2019 and December 31, 2019, Ms. Jones will receive the same level of compensation and benefits as before. At such meeting, the Board of Directors resolved to accept Ms. Jones’ resignation. Ms. Jones served in such capacity since September 2014, and her decision to resign was not due to any disagreement with the Company (as described in Item 5.02(a) of Form 8-K). The Company thanks Ms. Jones for her years of service to the Company.

On November 15, 2019, the Board of Directors of Professional Diversity Network, Inc. (the “Company”) appointed Mr. Xin (Adam) He (“Mr. He”), the Chief Financial Officer of the Company, to be the interim Chief Executive Officer of the Company effective immediately. The Board also appointed Mr. He to be a director of the Company filling the vacancy created by the resignation of Mr. Maoji (Michael) Wang. Mr. He will not receive any additional compensation for serving as the interim CEO and director of the Company.

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

On September 17, 2019, Jiangxi PDN Culture Media Co., Ltd. (“Jiangxi PDN”), a company established under the laws of the People’s Republic of China and a variable interest entity (VIE) controlled by Professional Diversity Network, Inc. (“PDN”), entered into an Agreement of Acquisition and Equity Transfer (the “Agreement”) with Guangzhou Zengcheng District Zhili Education Training Center, a nonprofit private enterprise established under the  laws of the Peoples’ Republic of China (“Zhili”), Guangzhou Angyue Education Consulting Company Limited, a limited liability company established under the laws of the Peoples’ Republic of China (“Angyue”, and together with Zhili, the “Target Companies”) and their respective shareholders and controlling persons (the “Sellers”). The Agreement was subsequently amended on September 21, 2019.

Pursuant to the Agreement, PDN will issue 915,864 shares of Common Stock (the “Equity Swap Shares”) at a per share price equal to $1.50 (i.e., the average closing price for the 30-day period immediately prior to the signing of the Agreement) for a total valuation of $1,373,795 to the Sellers in exchange for 51% of the total outstanding equity interests of each Target Company.  One of the Sellers, Ms. Yuman Hu, will hold the remaining 49% of the total outstanding equity interests of the Target Companies after the transaction and will be responsible for the day-to-day management of the Target Companies.

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

Through the third quarter of 2019, our PDN Network, NAPW Network, and China Operations businesses represented 50.3%, 48.5%, and 1.2% of our revenues, respectively. As of September 30, 2019, we had approximately 10.8 million registered users in our PDN Network and approximately 951,000 registered users, or members, in the NAPW Network. Included in 950,000 NAPW Network registered users, there were 7,000, and 15,000 paid members as of September 30, 2019 and 2018, respectively. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Percentage of revenue by product:
Membership fees and related services	38.3%	58.7%	48.6%	64.1%
Recruitment services	58.6%	37.2%	47.6%	31.9%
Products sales and other	0.1%	0.2%	0.1%	0.2%
Education and training	0.5%	0.0%	1.0%	0.3%
Consumer advertising and consumer marketing solutions	2.5%	3.9%	2.7%	3.5%

Paid Membership Subscriptions and Related Services. Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately 100 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership. NAPW Membership subscriptions represented approximately 99.8% and 99.7%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended September 30, 2019 and 2018, and 99.7% for the nine months ended September 30, 2019 and 2018.

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

In the third quarter of 2017, PDN China began to transact IAW annual memberships in China, ranging from RMB 20,000 to RMB 200,000 (approximately $3,000 to $30,000). In the fourth quarter of 2017, PDN China began to transact annual business club memberships in China, ranging from RMB 20,000 to RMB 100,000 (approximately $3,000 to $15,000). IAW memberships comprised approximately 0% and 100%, respectively, of revenue attributable to China Operations for the three months ended September 30, 2019 and 2018, and 13.3% and 91.9%, respectively, for the nine months ended September 30, 2019 and 2018.

Recruitment Services. We provide recruitment services through our PDN Network to employers, ranging from small to large sized organizations, seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services. Recruitment advertising revenue constituted approximately 95.9% and 90.5%, respectively, of revenue attributable to the PDN Network business segment for the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, recruitment advertising revenue constituted approximately 94.7% and 90.2%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time. Product sales represented approximately 0.2% and 0.3%, respectively, of revenue attributable to the NAPW Network business segment for the three months ended September 30, 2019 and 2018, and 0.3% and 0.3%, respectively, of revenue attributable to the NAPW Network business segment for the nine months ended September 30, 2019 and 2018.

Education and Training. In March of 2017 we began our China Operations by creating a Shared Economy summit series designed to provide education and training to Chinese business people. Our initial event was a paid event which generated revenue through paid event admission fees. Education and training represented approximately 100% and 0%, respectively, of the revenue attributable to China Operations for the three months ended September 30, 2019 and 2018, and 86.7% and 8.1%, respectively, of revenue attributable to China Operations for the nine months ended September 30, 2019 and 2018.

Consumer Advertising and Consumer Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers the opportunity to post recruitment advertising and job openings. We generate revenue from fees charged for those postings. Consumer advertising and marketing solutions represented approximately 4.1% and 9.5%, respectively, of the revenue attributable to the PDN Network business segment for the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, consumer advertising and consumer marketing solutions revenue constituted approximately 5.3% and 9.8%, respectively, of the revenue attributable to the PDN Network business segment.

Cost of Revenue

Cost of revenue primarily consists of costs of producing job fair and other events, revenue sharing with partner organizations, costs of web hosting and operating our websites for the PDN Network, and costs of producing education and training events and serving IAW members for our China business. Costs of local chapter meetings, hosting member conferences and producing wall plaques are also included in the cost of revenue for NAPW Network.

Financial Overview

During the three and nine months ended September 30, 2019, we experienced losses as we continued our efforts to develop China Operations, reduce costs and streamline our business. For the three months ended September 30, 2019, we realized a net loss from continuing operations of approximately $839,000, a $6,350,000 decrease from the comparable prior year period. This decrease in net loss was primarily a result of a $5,251,000 goodwill impairment charge that was recorded in our NAPW segment during third quarter of 2018, a decrease of $434,000 in amortization expense of long-lived intangible assets of our NAPW segment as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, a decrease of $402,000 in overall sales and marketing costs, and a decrease of $396,000 in overall general and administrative costs, partially offset by a decrease of $596,000 in revenues from membership fees. For the nine months ended September 30, 2019, we realized a net loss from continuing operations of approximately $2,726,000, a $8,128,000 decrease from the comparable prior year period. This decrease in net loss is primarily related to a $5,251,000 goodwill impairment charge that was recorded during third quarter of 2018, a decrease of $2,012,000 in overall general and administrative expenses, a decrease of $1,306,000 in amortization expense of long-lived intangible assets of our NAPW segment as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, and a decrease of $1,199,000 in overall sales and marketing costs, partially offset by a decrease of $2,109,000 in revenues from membership fees. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The following table sets forth the number of registered users on our PDN Network and total membership on our NAPW Network as of the periods presented:

	As of September 30,		Change
	2019	2018	(Percent)
	(in thousands)
PDN Network Registered Users (1)	10,776	10,659	1.1%
NAPW Network Total Membership (2)	950	954	(0.4)%

(1)	The number of registered users may be higher than the number of actual users due to various factors. For more information, see “Risk Factors page #18 —The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report” as filed with the SEC on April 15, 2019).

(2)	Includes both Paid Members and Unpaid Members. There were 7,000, and 15,000 Paid Members as of September 30, 2019 and 2018, respectively.

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

The following table provides a reconciliation of Net Loss from continuing operations to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Loss from Continuing Operations	$(839)	$(7,189)	$(2,726)	$(10,854)
Goodwill impairment expense	-	5,251	-	5,251
Stock-based compensation expense	85	171	184	637
Depreciation and amortization	221	650	664	1,989
Litigation settlement	-	342	-	342
Change in fair value of stock to be issued	(220)	-	(220)	-
Interest Expense	-	(30)	14	(30)
Interest and other income	-	4	(376)	-
Income tax benefit	(45)	(190)	(113)	(562)
Adjusted EBITDA	$(798)	$(991)	$(2,573)	$(3,227)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the period presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$516	$1,112	$(596)	(53.6)%
Recruitment services	790	705	85	12.1%
Products sales and other	1	3	(2)	(66.7)%
Education and training	7	-	7	100.0%
Consumer advertising and marketing solutions	34	74	(40)	(54.1)%
Total revenues	$1,348	$1,894	$(546)	(28.8)%

	Nine Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Revenues
Membership fees and related services	$1,951	$4,060	$(2,109)	(51.9)%
Recruitment services	1,916	2,019	(103)	(5.1)%
Products sales and other	5	13	(8)	(61.5)%
Education and training	41	16	25	156.3%
Consumer advertising and marketing solutions	108	219	(111)	(50.7)%
Total revenues	$4,021	$6,327	$(2,306)	(36.4)%

Total revenues decreased $546,000, or 28.8% for the three months ended September 30, 2019, compared to the same prior year period, and $2,306,000, or 36.4%, for the nine months ended September 30, 2019, compared to the same prior year period, due primarily to management’s focus on reduction in sales and operations workforce as a means to improved efficiencies and operational effectiveness while rebranding the business.

Revenues by Segment

The following tables set forth each operating segment’s revenues for the period presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$517	$1,062	$(545)	(51.3)%
PDN Network	824	779	45	5.8%
China	7	54	(47)	(87.7)%
Total revenues	$1,348	$1,895	$(547)	(28.9)%

	Nine Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$1,949	$3,893	$(1,944)	(49.9)%
PDN Network	2,024	2,237	(213)	(9.5)%
China	48	197	(149)	(75.6)%
Total revenues	$4,021	$6,327	$(2,306)	(36.4)%

During the three months ended September 30, 2019, our NAPW Network generated $517,000 in revenue from membership fees and related services and product sales, compared to $1,062,000 for the same period in the prior year, a decrease of $545,000, or 51.3%. During the nine months ended September 30, 2019, our NAPW Network generated $1,949,000 in revenue from membership fees and related services and product sales, compared to $3,893,000 for the same period in the prior year, a decrease of $1,944,000, or 49.9%. The decreases in revenue was mainly attributable to significant reductions in NAPW sales staffing in early 2019.  As a part of rebuilding the NAPW business, the Company drastically altered its membership acquisition model and is focused on expanding an organic acquisition strategy as well and strengthening local chapters.

During the three months ended September 30, 2019, our PDN Network generated $824,000 in revenue, compared to $779,000 for the same period in the prior year, an increase of $45,000, or 5.8%. During the nine months ended September 30, 2019, our PDN Network generated $2,024,000 in revenue, compared to $2,237,000 for the same period in the prior year, a decrease of $213,000, or 9.5%. The decrease was a result of lower sales staffing and resources in 2019 compared to 2018. We anticipate a very strong Q4.

During the three months ended September 30, 2019, our China Operations generated $7,000 in revenue, compared to $54,000 for the same period in the prior year, a decrease of $47,000 or 87.7%. During the nine months ended September 30, 2019, our China Operations generated $48,000 in revenue, compared to $197,000 for the same period in the prior year, a decrease of $149,000 or 75.6%. We did not hold any major paid events in the first nine months of 2019 as most our efforts were devoted to future business development.

Costs and Expenses

The following tables set forth our costs and expenses for the period presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$271	$292	$(21)	(7.2)%
Sales and marketing	575	977	(402)	(41.1)%
General and administrative	1,390	1,786	(396)	(22.2)%
Litigation settlement	-	342	(342)	(100.0)%
Goodwill impairment charge	-	5,251	(5,251)	(100.0)%
Depreciation and amortization	221	650	(429)	(66.0)%
Total costs and expenses	$2,457	$9,298	$(6,841)	(73.6)%

During the three months ended September 30, 2019, total costs and expenses were $2,457,000, compared to $9,298,000 for same period in the prior year, decrease of $6,841,000 or 73.6%. The decrease is primarily the result of a $5,251,000 goodwill impairment charge that was recorded in our NAPW segment during third quarter of 2018, a $429,000 or 66.0% decrease in depreciation and amortization expenses, a decrease of $402,000, or 41.1% in overall sales and marketing costs, and $396,000 or 22.2% decrease in general and administrative expenses.

	Nine Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenue	$699	$917	$(218)	(23.8)%
Sales and marketing	1,895	3,094	(1,199)	(38.8)%
General and administrative	4,190	6,202	(2,012)	(32.4)%
Litigation settlement	-	342	(342)	(100.0)%
Goodwill impairment charge	-	5,251	(5,251)	(100.0)%
Depreciation and amortization	664	1,989	(1,325)	(66.6)%
Total costs and expenses	$7,448	$17,795	$(10,347)	(58.1)%

During the nine months ended September 30, 2019, total costs and expenses were $7,448,000, compared to $17,795,000 for same period in the prior year, decrease of $10,347,000 or 58.1%. The decrease is primarily the result of a $5,251,000 goodwill impairment charge that was recorded in our NAPW segment during third quarter of 2018, $2,012,000 or 32.4% decrease in general and administrative expenses, a $1,325,000 or 66.6% decrease in depreciation and amortization expenses, and a $1,199,000, or 38.8% decrease in sales and marketing expenses.

Operating Expenses

Cost of revenue: Cost of revenues decreased during the three months ended September 30, 2019 to $271,000, compared to $292,000 for the same period in the prior year, a decrease of $21,000, or 7.2%. During the nine months ended September 30, 2019, cost of revenues was $699,000, compared to $917,000 for the same period in the prior year, a reduction of $218,000 or 23.8%. The decrease is in tandem with lower revenues.

Sales and marketing expenses: Sales and marketing expenses during the three months ended September 30, 2019 were $575,000, compared to $977,000 for the same period in the prior year, a decrease of $402,000, or 41.1%. The decrease was mostly attributable to a $172,000 decrease in personnel cost primarily due to sales force reduction in our NAPW segment, and a $160,000 reduction in lead spending in our NAPW segment. Sales and marketing for the nine months ended September 30, 2019 were $1,895,000, compared to $3,094,000 for the same period in the prior year, a decrease of $1,199,000, or 38.8%. The decrease was primarily due to sales force reduction in our NAPW segment that resulted in $414,000 decrease in personnel cost, a $405,000 reduction in lead spending in our NAPW segment, and a $154,000 reduction in commission expenses.

General and administrative expenses: General and administrative expenses for the three months ended September 30, 2019 were $1,390,000, compared to $1,786,000 for the same period in the prior year, a decrease of $396,000 or 22.2%. The decrease was mainly attributable to a $105,000 reduction in personnel costs, and a $86,000 decrease in stock-based compensation. General and administrative expenses for the nine months ended September 30, 2019 were $4,190,000, compared to $6,202,000 for the same period in the prior year, a decrease of $2,012,000 or 32.4%. The decrease was mainly attributable to a $692,000 reduction in personnel costs, a $453,000 decrease in stock-based compensation, a $150,000 decrease in audit fees, and a $144,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018.

Litigation settlement: Litigation settlement for the three and nine months ended September 30, 2018 represents primarily potential settlement accrued for various cases.

Goodwill impairment charge: As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill as of September 30, 2018. Accordingly, the Company recorded a goodwill impairment charge of $5,251,000 for the three and nine months ended September 30, 2018.

Depreciation and amortization expenses: Depreciation and amortization expenses for the three months ended September 30, 2019 were $221,000, compared to $650,000 for the same period in the prior year, a decrease of $429,000 or 66.0%. Depreciation and amortization expenses for the nine months ended September 30, 2019 were $664,000, compared to $1,989,000 for the same period in the prior year, a decrease of $1,325,000 or 66.6%. The decrease for the three and nine months ended September 30, 2019 was mainly a result of $2,796,000 impairment charge against long-lived intangible assets in our NAPW segment that the Company recorded in fourth quarter of 2018. Amortization of the intangible assets is listed in Note 5 on page 12 of this quarterly report.

Costs and Expenses by Segment

The following tables set forth each operating segment’s costs and expenses for the period presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$645	$7,225	$(6,580)	(91.1)%
PDN Network	834	712	122	17.1%
China	207	502	(295)	(58.8)%
Corporate Overhead	771	860	(89)	(10.3)%
Total costs and expenses	$2,457	$9,299	$(6,842)	(73.6)%

NAPW Network: During the three months ended September 30, 2019, total costs and expenses in our NAPW segment were $645,000, compared to $7,225,000 for the same period in the prior year, a decrease of $6,580,000 or 91.1%. The decrease was a result of a $5,251,000 goodwill impairment charge recorded on September 30, 2018, $434,000 decrease in amortization expense of long-lived intangible assets as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, a $210,000 decrease in personnel costs, and $160,000 reduction in lead generation spending.

PDN Network: During the three months ended September 30, 2019, total costs and expenses in our PDN segment were $834,000, compared to $712,000 for the same period in the prior year, an increase of $122,000, or 17.1%. The increase was primarily higher personnel costs, and higher cost of revenues as a result of higher revenues.

China Operations: During the three months ended September 30, 2019, total costs and expenses in our China operations were $207,000, compared to $502,000 for the same period in the prior year, a decrease of $295,000 or 58.8%. The decrease was primarily cost of sales as a result of lower revenues, and lower general and administrative expenses mainly as a result of lower personnel costs.

Corporate Overhead: During the three months ended September 30, 2019, total costs and expenses incurred by our Corporate Overhead segment were $771,000, compared to $860,000 for the same period in the prior year, a decrease of $89,000 or 10.3%. The decrease was primarily a result of $86,000 decrease in stock based compensation expenses.

	Nine Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$2,229	$11,253	$(9,024)	(80.2)%
PDN Network	2,225	2,222	3	0.1%
China	935	1,471	(536)	(36.4)%
Corporate Overhead	2,059	2,850	(791)	(27.8)%
Total costs and expenses	$7,448	$17,796	$(10,348)	(58.1)%

NAPW Network: During the nine months ended September 30, 2019, total costs and expenses in our NAPW segment were $2,229,000, compared to $11,253,000 for the same period in the prior year, a decrease of $9,024,000 or 80.2%. The decrease was a result of a $5,251,000 goodwill impairment charge recorded on September 30, 2018, $1,306,000 decrease in amortization expense of long-lived intangible assets as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, a $855,000 decrease in personnel costs, a $405,000 reduction in lead generation spending, and a $224,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018.

PDN Network: During the nine months ended September 30, 2019, and 2018, total costs and expenses in our PDN segment were flat at $2,225,000 and $2,222,000, respectively.

China Operations: During the nine months ended September 30, 2019, total costs and expenses in our China operations were $935,000, compared to $1,471,000 for the same period in the prior year, a decrease of $536,000 or 36.4%. The decrease was primarily cost of sales as a result of lower revenues, and lower general and administrative expenses mainly as a result of lower personnel costs.

Corporate Overhead: During the nine months ended September 30, 2019, total costs and expenses incurred by our Corporate Overhead segment were $2,059,000, compared to $2,850,000 for the same period in the prior year, a decrease of $791,000 or 27.8%. The decrease was primarily a result of $453,000 decrease in stock based compensation expenses, and a $150,000 reduction in audit related expenses.

Income Tax Expense (Benefit)

	Three Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Total	$(45)	$(190)	$145	(76.3)%

	Nine Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Total	$(113)	$(562)	$449	(79.9)%

The effective income tax rate for the three months ended September 30, 2019 and 2018 was 5.1% and 2.6%, respectively, resulting in a $45,000, and $190,000 income tax benefit, respectively. The effective income tax rate for the nine months ended September 30, 2019 and 2018 was 4.0% and 4.9%, respectively, resulting in a $113,000 and $562,000 income tax benefit, respectively. The difference in the effective income tax rate for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, is mainly attributable to the decrease in tax rates pursuant to the U.S. Tax Cuts and Jobs Act, an impairment charge recognized on NAPW’s goodwill, change in the valuation allowance and the foreign tax rate differential due to the Company’s China Operations. Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2019 and December 31, 2018.

Net Loss from Continuing Operations by Segment

The following tables set forth each operating segment’s net loss from continuing operations for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(122)	$(5,894)	$5,772	(97.9)%
PDN Network	217	67	150	224.5%
China	(201)	(429)	228	(53.1)%
Corporate Overhead	(733)	(933)	200	(21.4)%
Consolidated Net Loss from continuing operations	$(839)	$(7,189)	$6,350	(88.3)%

	Nine Months Ended
	September 30,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(264)	$(6,952)	$6,688	(96.2)%
PDN Network	388	31	357	1,144.9%
China	(906)	(1,241)	335	(27.0)%
Corporate Overhead	(1,944)	(2,692)	748	(27.8)%
Consolidated Net Loss from continuing operations	$(2,726)	$(10,854)	$8,128	(74.9)%

As the result of the factors discussed above, during the three and nine months ended September 30, 2019 we incurred $839,000 and $2,726,000 respectively, of net loss from continuing operations, a decrease of 88.3% and 74.9% from net loss from continuing operations of $7,189,000 and $10,854,000 for the three and nine months ended September 30, 2018, respectively. The $6,350,000 decrease in net loss for the three months ended September 30, 2019 was primarily driven by a $5,251,000 goodwill impairment charge recorded in our NAPW segment on September 30, 2018, a $429,000 decrease in depreciation and amortization expense due to $2,796,000 impairment charge on long-lived intangible assets in our NAPW segment that the Company recorded in fourth quarter of 2018, a $402,000 decrease in sales and marketing expenses, and a $396,000 decrease in general and administrative expenses, partially offset by a $596,000 decrease in revenue from membership fees, related services at our NAPW segment. The $8,128,000 decrease in net loss for the nine months ended September 30, 2019 was primarily driven by a $5,251,000 goodwill impairment charge recorded in our NAPW segment on September 30, 2018, a $2,012,000 decrease in general and administrative expenses, a $1,325,000 decrease in depreciation and amortization expense due to $2,796,000 impairment charge on long-lived intangible assets in our NAPW segment that the Company recorded in fourth quarter of 2018, a $1,199,000 decrease in sales and marketing expenses, partially offset by a $2,109,000 decrease in revenue from membership fees, related services at our NAPW segment.

NAPW Network. During the three months ended September 30, 2019, our NAPW segment incurred a net loss of $122,000, compared to a net loss of $5,894,000 for the three months ended September 30, 2018. The $5,772,000 decrease in net loss for was primarily driven by a $5,251,000 goodwill impairment charge recorded in our NAPW segment on September 30, 2018 but also continued cost cutting efforts that began in the third quarter of 2017, mainly reduction in the work force that resulted in a $279,000 decrease in personnel costs, a $160,000 reduction in lead generation spending, and a $434,000 decrease in amortization expense of long-lived intangible assets as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, partially offset by a $543,000 decrease in revenues from membership fees. During the nine months ended September 30, 2019, we incurred a loss of $264,000, compared to net loss of $6,952,000 for the nine months ended September 30, 2018. The $6,688,000 decrease in net loss was primarily driven by a $5,251,000 goodwill impairment charge recorded in our NAPW segment on September 30, a $1,306,000 decrease in amortization expense of long-lived intangible assets as a result of $2,796,000 impairment charge the Company recorded in fourth quarter of 2018, a reduction in the work force that resulted in a $855,000 decrease in personnel costs, a $405,000 reduction in lead generation spending, and a $224,000 reduction in rent expenses because we centralized our US operations in Chicago and executed a work-from-home model for certain employees at our NAPW segment in 2018, partially offset by a $1,935,000 decrease in revenues from membership fees.

PDN Network. During the three months ended September 30, 2019, our PDN segment generated a net profit of $217,000, compared to a net profit of $67,000 for the three months ended September 30, 2018, primarily due to $220,000 change in fair value of stock to be issued in connection with acquisition of Guangzhou Zengcheng District Zhili Education Training Center. During the nine months ended September 30, 2019, we incurred a net profit of $388,000, compared to net profit of $31,000 for the nine months ended September 30, 2018. The increase in net profit of $357,000 was primarily attributable to a $376,000 write off of accounts payable recorded during the quarter ended June 30, 2019, and a $220,000 change in fair value of stock to be issued in connection with acquisition of Guangzhou Zengcheng District Zhili Education Training Center, partially offset by a $213,000 decrease in revenues.

China Operations. During the three months ended September 30, 2019, our China Operations incurred a net loss of $201,000, compared to a net loss of $429,000 for the same period in the prior year. The decrease in net loss of $228,000 was mainly a result of a $88,000 decrease in personnel cost, and $30,000 decreased in cost of revenues, partially offset by lower revenues. During the nine months ended September 30, 2019, we incurred a net loss of $906,000, compared to a net loss of $1,241,000 for the prior year period. The decrease in net loss of $335,000 was primarily driven by a $163,000 decrease in personnel cost, and $131,000 decreased in cost of revenues as a result of lower revenues.

Corporate Overhead. During the three months ended September 30, 2019, our Corporate Overhead segment incurred a net loss of $733,000, compared to a net loss of $933,000 for the three months ended September 30, 2018. The decrease in net loss of $200,000 was mainly a result of a $86,000 decrease in stock based compensation expenses. During the nine months ended September 30, 2019, we incurred a net loss of $1,944,000, compared to a net loss of $2,692,000 for the prior year period. The decrease in net loss of $748,000 was primarily driven by a $453,000 reduction in stock-based compensation, and a $150,000 reduction in audit related fees.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2019 and December 31, 2018, respectively, and is intended to supplement the more detailed discussion that follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$4,862	$1,442
Working (deficiency) capital	$149	$(3,384)

Our principal sources of liquidity are our cash and cash equivalents, including the net proceeds from the issuances of common stock to CFL and other investors. As of September 30, 2019 and December 31, 2018, we had working capital of approximately $149,000 and working capital deficiency of approximately $3,384,000, respectively. During the nine months ended September 30, 2019, we generated a net loss from continuing operations of approximately $2,726,000, used cash in continuing operations of approximately $3,424,000, and we expect that we will continue to generate operating losses for the foreseeable future. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is closely monitoring operating costs and capital requirements. Management of the Company also made efforts in 2018 and first three quarters of 2019 to contain and reduce cost, including terminating non-performing employees and eliminating certain positions, replacing and negotiating with certain vendors, implementing a new approval process over travel and other expenses, and significantly reducing the cash compensation for independent board directors. We also sold our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are still not successful in sufficiently reducing our costs, we may then need to dispose of our other assets or discontinue business lines.

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech Holdings Public Limited Company (“GNet”), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. On January 14, 2019, the Company drew $293,000 under this facility and repaid it on June 7, 2019. At June 30, 2019, the Company did not have any outstanding debt under this facility. At November 18, 2019, approximately $2,000,000 was available for us to draw.

From January 9, 2019 to August 15, 2019, the Company sold an aggregate of 248,104 shares of its common stock at a purchase price ranging from $1.146 to $3.96 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription. As of the date of this annual report, the Company has received an aggregate gross proceeds of $514,928 under this private placement. All of the purchasers are residents of the People’s Republic of China.

On August 5, 2019, the Company entered into a Stock Purchase Agreement with one purchaser Ms. Yingling Wu (the “Purchaser Wu”), pursuant to which the Purchaser Wu agreed to purchase 1,142,857 shares (the “Shares”) of the Company’s common stock for $1.75 per share for gross proceeds of $2,000,000 (the “Purchase Price”). This transaction was closed on August 6, 2019.

On September 5 and 9, 2019, the Company entered into Stock Purchase Agreements with Ms. Yao Wei Ling, an individual and a resident of the People’s Republic of China (“Yao”), in connection with the purchase by Yao of 442,830 shares of common stock of the Company (collectively the “Yao Shares”), Mr. Gao Yin Chun, an individual and a resident of the People’s Republic of China (“Gao”), in connection with the purchase by Gao of 189,873 shares of common stock of the Company (collectively the “Gao Shares”), and EGBT Foundation Ltd., a Singapore public company limited by guarantee (“EGBT”), in connection with the purchase by EGBT of 1,265,823 shares of common stock of the Company (collectively the “EGBT Shares”, and together with Yao Shares and Gao Shares, the “Shares”. These transactions occurred at a price of $1.58 per share for gross proceeds of $699,673, $300,000, and $2,000,000, respectively.  The closing of the transactions with Yao and Gao took place on September 10, 2019. The closing of the EGBT transaction took place on September 30, 2019.

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

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash provided by (used in) continuing operations
Operating activities	$(3,424)	$(4,229)
Investing activities	(1)	(96)
Financing activities	6,895	2,922
Effect of exchange rate fluctuations on cash and cash equivalents	(52)	(88)
Cash provided by (used in) discontinued operations:
Operating activities	2	18
Investing activities	-	200
Net increase (decrease) in cash and cash equivalents	$3,420	$(1,273)

Net Cash Used in Operating Activities

For the nine months ended September 30, 2019, net cash used in operating activities in continuing operations was $3,424,000. We had a net loss of $2,726,000, write off of accounts payable of $376,000, payments of lease obligations of $270,000, change in fair value of stock to be issued in connection with acquisition of Guangzhou Zengcheng District Zhili Education Training Center of $220,000, recovery of bad debt of $129,000, and deferred tax benefit of $117,000, which was offset by non-cash depreciation and amortization of $664,000, amortization of leases of $257,000, and stock-based compensation expense of $184,000. Changes in operating assets and liabilities used $704,000 of cash during the nine months ended September 30, 2019, consisting primarily of decreases in accounts payable and deferred revenue, partially offset by increases in accounts receivable.

Net cash used in operating activities in continuing operations for the nine months ended September 30, 2018 was $4,229,000. We had a net loss of $10,854,000, deferred tax benefit of $375,000 which was offset by non-cash NAPW goodwill impairment charge of $5,251,000, depreciation and amortization of $1,989,000, stock-based compensation expense of $637,000, and a write off of security deposit of $149,000. Changes in operating assets and liabilities used $1,098,000 of cash during the nine months ended September 30, 2018, consisting primarily of decreases in deferred revenue and accrued expenses, partially offset by increases in accounts receivable and accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities in continuing operations for the nine months ended September 30, 2019 was $1,000, mainly consisting of security deposits, investment in developing technology, partially offset by cash proceeds from acquisition.

Net cash used in investing activities in continuing operations for the nine months ended September 30, 2018 was $96,000, mainly consisting of $89,000 invested to develop technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in continuing operations during the nine months ended September 30, 2019 was $6,895,000, consisting of $1,100,000 in gross proceeds from sale of 500,000 shares of common stock to one purchaser at a purchase price $2.20 per share, $2,000,000 in gross proceeds from sale of 1,142,857 shares of common stock to one purchaser at a purchase price $1.75 per share, $700,000 in gross proceeds from sale of 442,830 shares of common stock to one purchaser at a purchase price $1.58 per share, $300,000 in gross proceeds from sale of 189,873 shares of common stock to one purchaser at a purchase price $1.58 per share, $2,000,000 in gross proceeds from sale of 1,265,823 shares of common stock to EGBT Foundation Ltd., a Singapore public company at a purchase price $1.58 per share, a $515,000 in gross proceeds from sale of 248,104 shares of common stock ranging from $1.146 to $3.96 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription to citizens of the People’s Republic of China, and $280,000 in gross proceeds from short-term loan from Guangzhou Zhongtianshengxiang Technology.

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

Net Cash Provided by (Used in) Discontinued Operations

On May 25, 2018 we sold our Noble Voice operations.

Net cash provided by operating activities in discontinued operations for the nine months ended September 30, 2019 was $2,000.

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

Disclosure Controls and Procedures

As of September 30, 2019, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of 2019, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2018. Specifically, we continued implementing policies to more fully segregate incompatible duties within our accounting and financial reporting functions and enhance the overall internal control structure, including a more rigorous and transparent expense approval process, and segregating check signing ability for finance personnel; we continued to implement more effective financial reporting process that included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department. We also continued improving GAAP training of internal staff. There have been no other changes in our internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management had concluded that, as of September 30, 2019, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

●	Relevant operating information is not adequately used to develop accounting and financial information and serve as a basis for reliable financial reporting. This same operating information is also used as the basis for accounting estimates. Specifically, financial and nonfinancial indicators of going concern and impairment of assets were not completely assessed by management.

●	Debt agreements are not fully reviewed for appropriate classification of outstanding debt. Specifically, the revolving credit facility agreement repayment terms were not effectually considered by management.

●	Employees tend not to have competence and training necessary for their assigned levels of responsibility or the nature and complexity of the entity’s activities. Specifically, Company personnel could not perform purchase accounting or fair value measurements with Company acquisitions.

●	Supporting analysis is not prepared for each nonroutine event or transaction that requires management’s judgement and/or estimate. Specifically, no analysis is prepared to document compliance with relevant GAAP and entity’s accounting policies.

●	Accounting procedures are not sufficiently formal that management can determine whether the control objective is met, documentation supporting he procedures is in place, and personnel routinely know the procedures that need to be performed. Specifically, data from foreign subsidiaries underlying financial statements is not captures completely, accurately, and timely, in accordance with the entity’s policies and procedures.

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

The Company was named in a state court action in Miami-Dade County, No. 2019-014773-CA-01 by Local Staffing, LLC (“Local Staffing”) vs. Professional Diversity Network, Inc. on alleged breach of contract and account stated claims. The Company disputes liability, but has entered into a confidential settlement agreement and parties agreed to dismiss the suit. The order dismissing this case has now been entered.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: November 19, 2019	By:	/s/ Xin (Adam) He
	Name:	Xin (Adam) He
	Title:	Interim Chief Executive Officer and Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

