Form 10-K
period 2019-12-31
Professional Diversity Network, Inc.
filed 2020-05-04
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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
Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,202,979 (based on a price per share of $2.51, the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 10,925,859 shares outstanding of the registrant’s common stock as of May 1, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

On November 7, 2016, we consummated the issuance and sale of 1,777,417 shares of our common stock, par value $0.01 per share, to Cosmic Forward Limited (“CFL”), a Republic of Seychelles company wholly-owned by four Chinese investors. In January 2017, CFL purchased additional 312,500 shares from the Company, and immediately after such transaction CFL owned approximately 54.6% of the Company. In November 2019, CFL purchased additional 1,142,857 shares through a private stock transfer from an existing shareholder to enhance its ownership to approximately 31.5%, and as of the date of report CFL remains as the largest shareholder of the Company.

On December 1, 2016 our Board of Directors (“Board”) authorized the proper officers of the Company to take all action required to create subsidiaries in both Hong Kong and China in order to facilitate expansion of the Company’s business into China. In January of 2017, the Company established two Hong Kong subsidiaries, PDN (Hong Kong) International Education Ltd and PDN (Hong Kong) International Education Information Co., Ltd, and in March of 2017 the Company established its China subsidiary, PDN (China) International Culture Development Co. Ltd. (“PDN China”). In November of 2017, Jiangxi PDN Culture Media Co., Ltd became a consolidated variable interest entity controlled by the Company. Through these entities, we started to execute our strategic plan to build in China an entirely new networking, training and education businesses led by our former Chairman and CEO, Mr. Maoji (Michael) Wang.

On November 25, 2019, PDN China received a Seizure Decision Notice (the “Notice”) from the Yuexiu District Branch of the Police Department of Guangzhou City, PRC. The Notice stated that it is necessary to seize the assets of PDN China in connection with the criminal investigation of alleged illegal public fund raising by Gatewang Group, a separate company organized under the laws of the People’s Republic of China (“Gatewang”). At a meeting held on November 27, 2019, the Board resolved to establish a special committee (the “Special Committee”) of the Board, consisting of Ms. Courtney Shea, Mr. Michael Belsky and Mr. Haibin Gong, being all the members of the Board not appointed by CFL, to lead an independent investigation (the “Investigation”) of the Company’s operations in China, the recent resignation of the Company’s former Chairman and CEO, Mr. Maoji (Michael) Wang, the Seizure Decision Notice and related events and activities as the Special Committee deems appropriate. On December 12, 2019 the Special Committee engaged the law firm of King & Wood Mallesons LLP (“KWM”) to assist the Special Committee in connection with the Special Committee’s investigation of the Company’s operations in the People’s Republic of China and related events, in collaboration with the Company’s external auditor Ciro E. Adams CPA LLC.

The Investigation was concluded on April 16, 2020, and based upon the information obtained the investigation team did not find any evidence that the Company or PDN China has engaged in the alleged illegal fund-raising by Gatewang. The Company’s operations in China have been suspended since December 2019. On March 4, 2020 the Board decided to discontinue all of the Company’s operations in the People’s Republic of China. The results of China operations are presented in the attached consolidated income statements as net loss from discontinued operations. Please see “Business – Recent Developments” for more details.

The Nasdaq Stock Market LLC (“Nasdaq”) suspended the trading of the Company’s common stock after the Company notified Nasdaq of the receipt of the Notice. On January 2, 2020, the Company received a letter from Nasdaq stating that since the Company had not yet held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end of 2018, it no longer complied with Nasdaq’s Listing Rules (the “Listing Rules”) for continued listing. The letter further stated that under the Listing Rules the Company had 45 calendar days to submit a plan to regain compliance and if Nasdaq accepts such plan, it can grant an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2020, to regain compliance. As described in the Company’s 8-K filed on December 2, 2019, the Board of Directors decided to postpone the Company’s 2019 shareholder meeting pending the results of the Investigation. Since the Special Committee has concluded the Investigation, the Company plans to nominate a slate of directors to stand for election/reelection at the combined 2019 and 2020 annual meeting, which is expected to take place in June 2020. The Company has been communicating with Nasdaq with respect to the Investigation and intends to submit a plan to Nasdaq to regain compliance as soon as possible. Please see “Business – Recent Developments” for more details.

Our Strategy

Since November 2016, we began our efforts to leverage PDN’s assets to maximize profitability, beginning with refining operations and enhancing sales in order to transform the Company from historical losses to future profits. The Company currently provides services for employers’ who want to hire diverse talent, to individuals seeking to network on a professional level and to job seekers who desire to improve their professional situation.

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

Our strategy encompasses the following key elements:

●	Grow and diversify our member and client base;
●	Maximize revenue through synergies among the segments;
●	Launch new products and services;
●	Streamline infrastructure to capture efficiency; and
●	Continue to expand in diversity recruitment by growing our core offerings of recruitment advertising, The Office of Federal Contract Compliance Programs (OFCCP) compliance offerings and our new diversity placement services.

Industry Overview

The diversity recruitment market is highly fragmented and is characterized by the following trends:

●	Regulatory Environment Favorable to Promoting Diversity in the Workplace. In August of 2011, President Obama signed Executive Order 13583 to establish a coordinated government-wide initiative to promote diversity and inclusion in the federal workforce. This Executive Order requires companies considering contracting with the federal government to be prepared to demonstrate the diversity of their workforce. Certain companies that have federal contracts are subject to this Executive Order. In the public sector, the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandated that each of the eight U.S. financial agencies, including the Department of the Treasury, the Securities and Exchange Commission, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, and twelve Federal Reserve banks create Offices of Minority and Women Inclusion (“OMWI”) to be responsible for all agency matters relating to diversity in management, employment and business activities. The OMWI monitor diversity within their ranks as well as within the pool of contractors who provide goods and services to the government.

●	Growing Ethnic Diversity of the U.S. Population and Labor Force. Multicultural groups are the fastest growing segment of the U.S. population. Hispanics, African-Americans, Asian-Americans, and all other multicultural groups were estimated by the U.S. Census Bureau to make up 39.6% of the U.S. population in 2018, with census projections showing that multicultural populations will become a numeric majority by 2044. According to the U.S. Census Bureau, 2014 National Projections, the multicultural population is expected to increase 95% between 2014 and 2060. In sheer numbers, Hispanic-Americans are expected to experience the most growth among diversity groups, growing from 17% of the total population in 2014 to 29% by 2060. African-American population is expected to increase from 14% in 2014 to 18% in 2060, and Asian-American population from 6% in 2014 to 12% in 2060. Not surprisingly, diversity recruitment is increasingly becoming a common, if not standard, business practice by major employers. According to the Current Population Survey conducted by the Bureau of Census for the Bureau of Labor Statistics, of the 2015 annual average of approximately 149 million employees nationwide, approximately 47% were women and approximately 34% were Hispanic, African American or Asian American. According to a job report on private sector hiring published by the U.S. Equal Employment Opportunity Commission in July 2015, the percentage of minority employment in the U.S. compared to overall employment grew from 11% in 1966 to 37% in 2014. In the U.S., Hispanic-Americans had the fastest growth rate in the U.S. private sector, with employment of Hispanic-Americans increasing from 2.5% to 13.9% between 1966 and 2013. The share of the labor force that is Hispanic-American is projected to increase from 16.3% in 2014 to 19.8% in 2024, according to the Bureau of Labor Statistics.

●	Demographic Trend Toward Women’s Career Advancement. According to the U.S. Bureau of Labor Statistics, there were over 74 million women 16 years old and over in the workforce as of January 2016. The number of women in the labor force is expected to increase to 77.2 million by 2024. In 2019, women accounted for 57.4% of all workers employed in management, professional, and related occupations. According to the Current Population Survey conducted by the Bureau of Census for the Bureau of Labor Statistics, in 2018 women also made up the majority of healthcare support occupations (74%) and financial activities (53%).

●	Rising Spending Power of Diverse Population. IPDN US segments are focused on providing professional enhancement tools to diverse Americans including women. We believe diverse professionals are underserved and represents a very strong opportunity to enhance our shareholders value. Published by the Selig Center for Economic Growth, the report estimates the nation’s total buying power reached $13.9 trillion in 2016 and predicts it will hit $16.6 trillion by 2021, with minority groups making the fastest gains. For example, African-American buying power, estimated at $1.2 trillion in 2016, will grow to $1.5 trillion by 2021, making it the largest racial minority consumer market.

●	Increasing Socialization of the Internet. The Internet has revolutionized how information is created and communicated - a wealth of information is readily accessible by browsing the Internet anonymously. However, we believe the social aspect of the Internet is emerging as an increasingly powerful influence on our lives. While an individual’s interpersonal connections traditionally have not been visible to others, social and professional networking websites enable members to share, and thereby unlock, the value of their connections by making them visible. Today, personal connections and other information, such as online social and professional networking websites, are increasingly becoming a powerful tool for a growing population of users to connect with one another.

Our Solutions

We currently operate in two business segments: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization. In 2019, our PDN Network, and NAPW Network represented 54%, and 46% of our revenues, respectively. In 2018, we started transacting new memberships under the International Association of Women brand in the USA.

For financial information about our operating segments please see Note 17 of our Consolidated Financial Statements included in this Annual Report.

NAPW Networking

The NAPW Network is a professional networking organization for women, with approximately 949,000 paid and unpaid members as of December 31, 2019. We use the term “member” to describe a consumer who has viewed our marketing material, opted into membership with the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator. Paid memberships provide greater access to networking opportunities and other membership perks, including access to upgraded packages. We believe NAPW Network is the most prominent women-only professional networking organization in the United States. Members of the NAPW Network enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments.

We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at approximately 100 local chapters across the United States. PDN Network products and services are being deployed to provide enhanced value to the NAPW membership experience, which we believe will be an important component in increasing both the number of new memberships and renewals of existing memberships.

NAPW eChapter. NAPW operates a series of virtual national chapter meetings, The events are held online monthly, and include presentations by guest speakers including NAPW management, chapter presidents, or prominent members, and a panel discussion often including NAPW members on topics focused on inspiring professional women to tackle and overcome challenges encountered in their careers and businesses. Topics are aligned with NAPW’s content strategy and include discussions on finding and igniting your passion, turning passion into opportunity, building confidence and professional growth through taking on new challenges. The on-line events also include the opportunity for members to network with other participants in the live chat room. The events often attract approximately 1,000 registrants and 300-350 participants. We define registrants as those who enroll in an eChapter meeting but for some reason fail to attend, and participants as those who both enroll and attend. We track registrants, though they do not attend, because they are an indicator of our marketing reach and membership engagement.

NAPW eCoaching. NAPW also operates a monthly virtual coaching event, where members who are personal and professional coaches provide participants with insight and tips on how to overcome career and business challenges. Hosted by professional staff or NAPW’s National Director of Local Chapters, our unique virtual coaching platform connects our members with professional life and career coaches from within the NAPW membership base. Through this event, members gain insight, guidance and inspiration to help them maximize their personal and professional potential. Topics include the Power of Intentionality - Turning Good Intentions Into Actions, The Power of Authentic Communication, and Confident Steps To Create a Thriving Life. The on-line events also include the opportunity for members to network with other participants in the live chat room. The events have attracted approximately 800 - 1,000 registrants and 250 - 300 participants.

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

Upgraded Memberships and Ancillary Products. Upgraded packages include additional promotional and publicity tools as well as free access for the member and a guest to the National Networking Summits and continuing education programs; the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence; and the registry product, which allows members to create a durable, historical record chronicling their career achievements.

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

As of December 31, 2019, the Company had approximately 10,837,000 registered users. We use the term “registered user” to describe a consumer who has affirmatively visited one of our properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs, and to sell them ancillary products and services. We expect that continued registered user growth of the PDN Network will enable us to further develop our list of online professional diversity networking and career placement solutions. We currently provide access to our PDN Network websites to registered users at no cost. The Company is exploring various partnerships with other service providers to increase their offerings to both job seekers and employers. Our goal is to use an asset light approach to provide quality products and services, to increase our value to those we serve and drive additional capital without significant capital investments. For example, we announced our partnership with Diverst, the leading provider of Diversity & Inclusion software. Leveraging our existing assets through relationships with other technology firms such as Diverst allows us to grow our relationships with employers without investing in sophisticated, proprietary resources.

We offer to large and medium employers seeking to diversify their employment ranks, and to third party recruiters (i) real-time solutions that deliver diverse talent, (ii) advertising and promotion of their job opportunities to our networks of diverse professionals and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity OFCCP, including those of state and local governments. Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values. We use sophisticated technology to deliver recruitment advertising using internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites. As of December 31, 2019, we had approximately 1,000 companies utilizing our products and services.

Networking Events. In addition to online networking, our registered users can participate in several local and national events held across the United States, including monthly NAPW local chapter meetings, business expos, charitable events and other events developed specifically to facilitate face-to-face networking with other professionals. In 2019, we held several Career Networking Conferences. We have often scheduled NAPW Network events before or after PDN Career Networking Conferences in order to create opportunities for employers participating in the PDN Network events to receive exposure to more candidates. In addition, we derive new members for both our PDN Network affinities and NAPW Network membership roll from participation in the events, promote retention among paying NAPW Network members and derive goodwill and positive publicity for our corporate brands.

Career Fairs. Through our events business, a part of our PDN Network business segment, we produce premier face-to-face recruiting events we call Professional & Technical Diversity Career Fairs. The Company’s diversity events help employers connect with a new marketplace of diverse professionals. Our events are the only events of their type endorsed by leading organizations such as the NAACP, Urban League, BDPA and others. Participating employers range from Fortune 500 companies to federal, state and local agencies and from smaller employers to non-profit organizations, all of which seek a proactive approach to diversity recruiting. We also produce career fairs as part of high-profile national events such as the NAACP National Convention, the Urban League National Conference and HBCU sorority and fraternity conferences. Since 2017 we host and produce virtual career fairs serving veterans, women and STEAM professionals.

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

PDN Diversity Placement. In 2018, the Company launched a diversity placement service that has initially focused on high demand positions in digital transformation and finance. We are currently recruiting for leading employers who pay a monthly license fee and a percentage of the first year’s annual salary plus bonus for candidates we source and they hire. We believe our superior brand positioning, large network of diverse talent and our vast employer relationships position us well for continued growth in this segment in 2020 and beyond.

Operations: Sales, Marketing and Customer Support

Sales and Marketing

We sell NAPW/IAW Network membership subscriptions offline through our NAPW/IAW Network sales force, which currently includes 4 sales professionals, all of whom sell initial membership services. We developed a secure, work-from-home technology along with a training and supervision platform aimed at reducing the overhead costs, increasing per-representative profitability, and offering our sales professionals flexible working arrangements. All sales representatives are capable of selling upgraded memberships and ancillary products.

Our PDN sales resources for recruitment and recruitment advertising products and services include a sales force with 7 sales professionals, third-party strategic partners who deliver employers with demand for our products, and technology, which facilitates e-commerce transactions. We market directly to employers and third-party recruiters. Our sales team uses a combination of telephone, email and face-to-face marketing, including personal visits to companies or their recruitment agencies, as well as appearances at industry and trade group events where diversity recruitment recruiters are in attendance. We have also formed strategic alliances with parties who are able to help extend our organic reach. In addition, we are developing purely online marketing channels to bring recruiters to us in bulk and use products based on a matching and targeting technology to facilitate sales. We have specialty units within our sales force dedicated to serving: (i) federal, state and local governments and companies and contractors who serve these governmental entities, (ii) small and medium sized businesses as defined by companies with less than 2,500 employees and (iii) large enterprises with greater than 2,500 employees.

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

Our Strengths

We believe the following elements give us a competitive advantage to accomplish our mission:

●	Dedicated Focus on Diverse Professionals. Our focus on providing career opportunities for diverse professionals differentiates us from other online social networking websites, such as Facebook. We believe our websites have a distinctly career-oriented feel and utility when compared with other online social networking websites. We believe that users prefer to manage their professional and social identities and contacts separately. While other online professional networking websites, such as LinkedIn, also have a professional focus, we are singularly focused on diverse professionals in the United States. We believe that we communicate effectively with each of our diverse communities and create environments that harness a natural affinity among members of common culture, ethnicity, gender, orientation, nationality and experience to stimulate increased member trust, networking and engagement.

●	Online and Offline Diversity Career Services. The Company has a comprehensive and coordinated method of connecting diverse job seekers with companies seeking to hire diverse employees. Our advantage comes through our call center operations which facilitate timely, accurate matching of job seekers and employers. Many competitors do not have such a service in-house. Additionally, we operate live and virtual job fairs which allow job seekers and employers to meet one-on-one. Many competitors also have to outsource this service. We provide a wide continuum of contact points to facilitate employers’ desire to identify and hire diverse talent in an OFCCP-compliant manner.

●	Platform That Harnesses the Power of Web Socialization. We believe that our membership base will continue to grow and that our platform will be an increasingly powerful tool that enables our members to leverage their connections and shared information for the collective benefit of all of the participants on our platform. We believe that we are the first online professional network to focus on the diversity recruitment sector.

●	Relationships with Strategic Partners. We believe that our relationships with strategic partners are difficult to replicate and give us a competitive advantage in the networking opportunities, career tools and resources we can offer to our members, as well as the diverse audiences we can access for employers and advertisers.

●	Relationships with Professional Entities & Organizations. Our team has experience working with multicultural professional organizations. We partner with a number of leading minority professional organizations, including:

○	DisabledPersons.com;
○	Ebony Magazine
○	The Grio
○	HireVeterans.com
○	National Association of Hispanic Journalists (NAHJ)
○	Illinois Hispanic Nursing Association
○	IT Diversity Careers
○	The Commonwealth Compact
○	Greek Diversity
○	Latinos in Information Science and Technology Association (LISTA)
○	Job Opportunities for Disabled American Veterans (JOFDAV)
○	Veterans Exchange
○	National Association of African Americans in Human Resources
○	National Association for the Advancement of Colored People (NAACP)
○	The National Urban League
○	VFW Veterans Job Board Vetjobs
○	Wall Street Warfighters
○	Women in Biology Women in Technology International (WITI)

●	Customized Technology Platform. Our technology platform has been custom-designed and built to facilitate networking engagement, job searching, real-time job qualification and matching, and text-based communications.

We believe that the following elements give us a competitive advantage with respect to the NAPW Network:

●	Exclusive Focus on Professional Women. As a result of NAPW Network’s exclusive focus on professional women, we believe that through NAPW Network we provide a secure and less intimidating environment within which our members can successfully network and establish new and lasting business relationships.

●	Attractive Industry Demographic Trends. Favorable demographic trends regarding women’s participation in the labor force will further the growth in NAPW Network’s membership base and we have first-mover advantage with respect to generalized professional networking for women.

●	Large, growing and diverse national membership base. We believe that NAPW Network is the largest women-only networking organization in the United States by number of members, with approximately 949,000 members located in all 50 states, Puerto Rico and the U.S. Virgin Islands. The membership base of the NAPW Network is diverse in terms of ethnicity, age, income, experience, industry and occupation. It includes members from small and large corporations, as well as entrepreneurs and business owners. We believe the diversity of the NAPW Network membership base is a key component of its value.

●	Comprehensive Product and Service Offerings to Deliver Value to Members. We believe that our comprehensive product offerings provide women valuable tools to help them advance their careers and expand their businesses. Through networking opportunities online and at local chapter events in their communities, regional events and the NAPW Network national Networking Conference, discounts provided on seminars, webinars and educational certification courses, and opportunities to promote themselves and their businesses, NAPW members are provided the opportunities and tools for their professional development.

●	Business Model with Efficient Member Acquisition and Recurring Cash Flow. We believe that NAPW Network’s direct marketing lead generation efforts, which utilize both direct mail and digital strategies, are among the most efficient in the industry as measured by our internal response and click-through rates. This efficiency, combined with our effective call center operations, results in what we believe to be our market leading members acquisition process and direct variable contribution. Additionally, the company has been actively growing a Member-to-member acquisition model as we strive to move to an organic growth model. We have implemented web -technologies to assist our members recruit colleagues and friends to the organization. Further, NAPW Network memberships renew annually, providing a valuable recurring stream of cash flow.

Strategic Alliances

We consider our partner alliances to be a key value to our clients because it enables us to expand our job distribution and outreach efforts. We continue to expand our relationships with key strategic partners that we believe are valuable to our core clients, as noted in section “Our Strengths” above.

Operations: Geography

Our headquarters is located in Chicago, Illinois, and houses our key executives, as well as many of our sales, marketing and IT personnel. We also have an office in Minnetonka, MN where our telesales team for our Events business is located. Websites for the PDN Network are hosted by Engine Yard. Engine Yard provides a robust and easy platform for our hosting needs, allowing us to scale up resources to meet our peak needs. It also allows us to quickly and easily deploy website updates. Our websites have backup and contingency plans in place in the event that an unexpected circumstance occurs.

We are in the process of winding down our offices in the People’s Republic of China, including an office in Guangzhou, Guangdong Province, China, which also manages two other locations - Jiangxi and Beijing, China.

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

Employees

As of December 31, 2019, we had a total of 50 employees; 38 were full time employees in various U.S. locations and 12 full-time employees in China. We also regularly engage independent contractors to perform various services. As of December 31, 2019, we engaged 2 independent contractors. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

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

We started our operations in China in March 2017. We established two entities in Hong Kong, PDN (Hong Kong) International Education Ltd and PDN (Hong Kong) International Education Information Co., Ltd in January 2017, and the Company established its China subsidiary, PDN (China) International Culture Development Co. Ltd in March 2017. In November of 2017, Jiangxi PDN Culture Media Co., Ltd became a consolidated variable interest entity controlled by the Company. On March 4, 2020, the Board decided to discontinue all China operations. Please see “Business – Recent Developments” for more details.

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

Recent Developments

On November 25, 2019, PDN China received a Seizure Decision Notice (the “Notice”) from the Yuexiu District Branch of the Police Department of Guangzhou City, the People’s Republic of China. The Notice stated that it is necessary to seize the assets of PDN China in connection with the criminal investigation of alleged illegal public fund raising by Gatewang Group (the “Gatewang Case”), a separate company organized under the laws of the People’s Republic of China (“Gatewang”), with which Mr. Maoji (Michael) Wang, the former Chairman and CEO of the Company (“Michael Wang”) is affiliated, who was subsequently held in custody by the local police department.

In response to such events, on December 12, 2019 the Board established the Special Committee to investigate the situation (the “Investigation”), and retained the international law firm of King & Wood Mallesons (“KWM”) to assist the Special Committee in connection with the Special Committee’s investigation of the Company’s operations in the People’s Republic of China and related events,  in collaboration with the Company’s external auditor Ciro E. Adams CPA LLC. KWM conducted research into public records in China, and interviewed the relevant divisions of the Public Security Bureau in China and any related witnesses in relation to the operations and specific transactions that had some relationship to the Gatewang entities. On April 16, 2020, based upon the information obtained, the investigation team concluded that it did not find any evidence that the Company or PDN China has engaged in the criminal activity of illegal fund-raising as alleged against Gatewang.

The Investigation also revealed that three entities and two individuals (the “Payors”), who appeared to be related to Gatewang, collectively paid RMB 14.25 million to PDN China on behalf of EGBT Foundation Ltd., a private placement investor that purchased 1,265,823 shares of our common stock (approximately 11.6%) in September 2019 (the “EGBT Transaction”). To the knowledge of the Investigation team, the bank account holding the proceeds of the EGBT Transaction is still frozen by the Chinese authorities, although the seizure of PDN China’s assets by the local police had been lifted on March 23, 2020. Such funds may continue to be subject to the PRC government’s jurisdiction if the source of funds is actually (or perceived to be) connected to Gatewang, which will likely complicate the decision by the Chinese authorities to unfreeze PDN China’s bank account. If and when the bank account is unfrozen, the Company will consider whether the EGBT Transaction needs to be unwound or further documented to be in full compliance with applicable law.

The Company’s operations in China have been suspended since December 2019. On March 4, 2020 the Board decided to discontinue all of the Company’s operations in the People’s Republic of China, namely PDN (China) International Culture Development Co. Ltd., a wholly owned subsidiary of the Company, Jiangxi PDN Culture Media Co., Ltd. (“PDN Jiangxi”), a variable interest entity controlled by of the Company, and the joint venture between PDN Jiangxi, Guangzhou Zengcheng District Zhili Education Training Center and Guangzhou Angye Education Consulting Co. Ltd.

On March 31, 2020, the Company closed the private placement with Malven Group Limited, a company established under the laws of the British Virgin Islands (“Malven”), pursuant to which Malven purchased 1,939,237 shares (approximately 17.8%) of our common stock at $0.7735 per share for gross proceeds of $1,500,000. The Company’s management and board of directors are closely monitoring and actively assessing the situation and exploring other strategic alternatives.

The Nasdaq Stock Market LLC (“Nasdaq”) suspended the trading of the Company’s common stock after the Company notified Nasdaq of the receipt of the Notice. On January 2, 2020, the Company received a letter from Nasdaq stating that since the Company had not yet held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end of 2018, it no longer complied with Nasdaq’s Listing Rules (the “Listing Rules”) for continued listing. The letter further stated that under the Listing Rules the Company had 45 calendar days to submit a plan to regain compliance and if Nasdaq accepts such plan, it can grant an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2020, to regain compliance. As described in the Company’s 8-K filed on December 2, 2019, the Board of Directors decided to postpone the Company’s 2019 shareholder meeting pending the results of the Investigation. Since the Special Committee has concluded the Investigation, the Company plans to nominate a slate of directors to stand for election/reelection at the combined 2019 and 2020 annual meeting, which is expected to take place in June 2020. The Company has been communicating with Nasdaq with respect to the Investigation and intends to submit a plan to Nasdaq to regain compliance as soon as possible.

On April 2, 2020 the Company received another letter from Nasdaq stating that the Company no longer complies with Listing Rules because it did not file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”) by the due date, March 30, 2020. The letter also stated that the Company has 60 calendar days to submit a plan to regain compliance and, if the plan is accepted by Nasdaq, Nasdaq can grant an exception of up to 180 calendar days from the due date, or until September 28, 2020, to regain compliance. The Company previously filed a Form 8-K on April 1, 2020 (the “Extension 8-K”) disclosing its inability to timely file the 2019 10-K by the original deadline of March 30, 2020 due to circumstances related to COVID-19 and seeking to rely on the SEC order dated March 4, 2020 (Release No. 34-88318) (the “SEC Order”) to extend the due date for the filing of its 2019 10-K until May 14, 2020 (45 days after the original due date). However, due to personnel change and other technical issues, the Extension 8-K was filed two days after the March 30, 2020 deadline for automatic extension under the SEC Order, and thus was not effective to obtain the automatic extension. Upon filing of this Annual Report, the Company believes that the deficiency should be adequately addressed.

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

We recorded a net loss from continuing operations of approximately $2.8 million for the year ended December 31, 2019 and $13.2 million for the year ended December 31, 2018. Our revenues declined from $7.6 million to $5.0 million during 2019, however, our costs and expenses substantially decreased from $22.2 million during the year ended December 31, 2018, to $8.0 million during the year ended December 31, 2019. In addition, we used $3.3 million in cash flow from continuing operations during the year ended December 31, 2019. We will need to increase revenues and implement aggressive cost management to achieve profitability and positive cash flow from operations. Despite our efforts, including our restructuring and cost-cutting program, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

Upon the investigation on the Gatewang Case, Yuexiu Police has frozen PDN China’s bank account. If the funds are frozen for a long time or the Board later decides to unwind the EGBT Transaction, we may face a cash shortage

The market for online professional networks is highly competitive, and if we are unable to compete effectively our sales and results of operations will suffer.

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

Our direct sales strategy, which requires personal interaction with employers and third-party recruiters, may limit our ability to grow recruitment revenue and recruitment advertising revenue.

As part of our strategy to market our products and services directly to employers and third-party recruiters, we rely on our direct sales force for recruitment revenue and recruitment advertising revenue. We currently employ professionals in sales, sales support and marketing who are trained in selling our products and services. Since its creation in 2013, we have been optimizing the direct sales team and refining the manner in which our products and services are sold. While the Company made progress in growing its direct sales, we have not matured the sales force to the point of predictability, nor have we sold enough services to achieve profitability. There is no assurance that our direct sales strategy we will yield sufficient recruitment revenue and recruitment advertising revenue in the future.

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

Our systems are vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks and similar events. For systems which are not based in cloud storage, we have implemented a disaster recovery program, maintained by a third-party vendor, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, it does not yet provide a real-time back-up data center, so if our primary data center shuts down, there will be a period of time that such website will remain shut down while the transition to the back-up data center takes place. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. Although we carry cyber security insurance our claims may exceed the insurance coverage, and we may not be fully compensated by third party insurers in the event of service interruption or cyber-attack. Furthermore, our business may never recover from such an event.

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

We are highly dependent on our management and other key employees. The skills, knowledge and experience of our management team, are critical to the growth of our business. In particular, Mr. Adam He, our Interim Chief Executive Officer and Chief Financial Officer, provides significant leadership in every aspect of our business operations and strategic direction. Mr. He is supported by a talented group of knowledgeable executives in business operations, sales and marketing, including Joseph Bzdyl our Executive VP of Operations. Our future performance will be dependent upon the continued successful service of members of our management and key employees. We do not maintain life insurance for any of the members of our management team or other key personnel. Competition for management in our industry is intense, and although we have entered into employment agreements with certain members of our management team, we may not be able to retain our management and key personnel or attract and retain new management and key personnel in the future, which could materially and adversely affect our business, results of operations and financial condition.

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

The Board decided on March 4, 2020 to discontinue all China operations.

In addition, the ongoing coronavirus outbreak emanating from China in December of 2019 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region. We have suspended PDN most China businesses between January 25th and March 21st to comply with local city administration’s lock-down policy, these or any further political or governmental developments or health concerns could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

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

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and financial results.

In recent years, there have been outbreaks of epidemics in various countries, including China. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19) in China, which has spread rapidly to many parts of the world, including the U.S. On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”), which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. Similar to many businesses in the travel sector, our business has been materially adversely impacted by the recent COVID-19 outbreak and associated restrictions on travel that have been implemented. After Chicago placed ‘stay-at-home’ order effective March 21, 2020, the Company temporarily put all employees work remotely and cancelled several events. Since January 25, 2020, our PDN China offices had followed ‘stay-at-home’ order from China Department of Health and suspended most operations. After Illinois placed ‘stay-at-home’ order effective March 21, 2020, the Company temporarily put all employees work remotely and cancelled several events. These have had a materially adverse impact on the Company’s cash flows from operations and caused a liquidity crisis.

Risks Related to Our Common Stock

We may be delisted from the Nasdaq Stock Market

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

Through several rounds of private placement transactions, the shareholders’ equity of the Company as of September 16th, 2019 is $3,662,223. The Company believes that it has regained compliance with NASDAQ Listing Rule 5550(b) as a result of the Private Placements.

On January 2, 2020, the Company received another letter from The Nasdaq Stock Market LLC stating that since the Company has not yet held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, it no longer complies with Nasdaq’s Listing Rules (the “Listing Rules”) for continued listing. As described in the Company’s 8-K filed on December 2, 2019, the Board of Directors of the Company resolved to postpone the Company’s 2019 shareholder meeting pending the results of the independent investigation being conducted by the special committee of the Board with assistance from independent outside legal counsel and auditor. On March 6 2020, the Company submitted a plan to regain compliance and if Nasdaq accepts such plan, it can grant an exception of up to 180 calendar days from the fiscal year end, or until June 29, 2020, to regain compliance.

Nasdaq will continue to monitor the Company’s ongoing compliance and, if at the time of its next periodic report the Company does not evidence compliance, it may be subject to delisting. If we are delisted from the Nasdaq Stock Market, we and our shareholders could face significant material adverse consequences including:

● a limited availability of market quotations for our securities;

● a determination that our ordinary shares are a “penny stock,” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

● a limited amount of analyst coverage; and

● a decreased ability to issue additional securities or obtain additional financing in the future.

Our significant stockholder and our directors and executive officers have substantial control over the Company and could limit your ability to influence the outcome of key transactions, including changes of control.

Cosmic Forward Limited (“CFL”) beneficially owned approximately 31.49% of our common stock as of March 31, 2020. As a result of its ownership CFL is able to influence significantly all matters requiring approval by our stockholders, including the election of directors. In addition, our directors and executive officers and their affiliated entities, in the aggregate, beneficially own approximately 1.37% of our outstanding common stock as of March 31, 2020. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may affect the market price of our common stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and therefore will adversely affect liquidity in the trading of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering at a price of $64.00 per share, our stock price has ranged from $0.87 to $3.52 during the fiscal year of 2019. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The market price of our common stock could decline as a result of (i) substantial sales of our common stock, particularly sales by CFL and/or our directors, executive officers, employees, or other significant stockholders, (ii) a large number of shares of our common stock becoming available for sale, or (iii) the perception in the market that holders of a large number of shares intend to sell their shares. As a result of the consummation of the issuance and sale of 1,777,417 shares of our common stock to CFL in November 2016, and a subsequent issuance to CFL of an additional 312,500 shares in January 2017, and additional purchase of 1,142,857 shares from another shareholder in November 2019, CFL owns approximately 31.49% of our outstanding common stock as of March 31, 2020, with respect to which CFL has the right to require the Company to register the public resale under a registration statement filed with the SEC. The eventual resale of some or all of such shares, or the perception that such sale or sales could be imminent, could result in a material decline in the market value of our common stock. We have also filed a universal shelf registration statement on Form S-3, with the SEC on September 7, 2018, which was declared effective on September 18, 2018. This registration statement provides for the issuance of shares of our common stock, preferred stock, depositary shares, rights, warrants, units and debt securities up to an aggregate amount of $25,000,000.

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

Our management determined that as of December 31, 2019, our internal control over financial reporting had a material weakness related to deficiencies in controls over the application of complex accounting principles, timely and complete financial statement reviews and procedures to ensure all required disclosures are made in our financial statements. Specifically, (i) relevant operating information was not adequately used to develop accounting and financial information and served as a basis for reliable financial reporting, (ii) employees lacked full technical competence and training necessary for the nature and complexity of the entity’s activities, (iii) supporting analysis was not prepared for each nonroutine event or transaction that requires management’s judgement and/or estimate, and (iv) accounting procedures relevant to foreign subsidiaries were not sufficiently formal that management could determine whether the control objective is met, documentation supporting the procedures were in place, and personnel routinely knew the procedures that needed to be performed . During 2019, we completed certain measures to remediate material weaknesses related to our internal control over financial reporting that had been identified as of December 31, 2018. Specifically, we (i) improved segregation of duties within our accounting and financial reporting functions, (ii) improved GAAP training of internal staff, and (iii) engaged an outside consultant to assist the Company on complex GAAP matters. Although these measures greatly helped improve our internal controls, they did not fully remediate deficiencies in controls.

Additional material weaknesses in our internal control over financial reporting may be identified in the future. Any failure to maintain existing or implement required new or improved controls, or any difficulties we encounter in their implementation, or in remediating identified weakness, could result in additional control deficiencies, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements and cause us to fail to meet our reporting obligations. If we are unable to effectively remediate material weaknesses in a timely manner, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Reports and information have been published about us which have occasionally been followed by a decline in our stock price. It is not clear what additional effects the negative publicity will have on the Company, if any, other than potentially affecting the market price of our common stock. Additionally, such allegations against the Company could negatively impact its business operations and stockholders’ equity, and the value of any investment in the Company’s stock could be reduced.

ITEM 1B - UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

We lease approximately 11,454 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on June 30, 2020. We also lease approximately 300 square feet of office space in Minnetonka, Minnesota for our Events division under a quarter-to-quarter lease.

We lease approximately 7,970 square feet office space in Guangzhou, China under a non-cancelable lease arrangement that provides for payments on a graduated basis through December 31, 2019, which is now under month by month basis.

We lease approximately 1,950 square feet of office space in Jiangxi Province, China under a non-cancelable lease arrangement that expired on January 30, 2020, which is now under month by month basis. The Company is in the process of terminating all office leases in China.

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

ITEM 3 - LEGAL PROCEEDINGS

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC v. Professional Diversity Network, Inc., No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. The four-count complaint in the Federal Action alleged that White Winston is entitled to recover compensatory damages of $1,708,233, plus attorneys’ fees, treble damages and other amounts. White Winston served the complaint on July 12, 2018, and the Company moved to dismiss the entire action for failure to state a claim. On October 15, 2018, prior to addressing the motion to dismiss, the Court issued an order noting that White Winston (which is a limited liability company) had failed to allege the citizenship of its members and ordered White Winston to show cause that complete diversity exists between the parties and that the Court had jurisdiction. On October 23, 2018, White Winston dismissed the Federal Action without prejudice. On December 18, 2018, White Winston filed a complaint in Massachusetts Superior Court in Suffolk County in Boston alleging the same claims and rights to relief as in the Federal Action. The Company has moved to once again to dismiss the complaint in its entirety for failure to state a claim. The entire motion package, comprised of the Company’s motion to dismiss and accompanying memorandum, White Winston’s opposition, and the Company’s reply brief, were filed with the court on Monday, March 25, 2019. This motion was not granted. We have since then substantially completed all of the discovery process and will begin expert witness disclosures. The Company denies liability for all claims.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW Case index No. LT-000421/2018, with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord is suing NAPW for the balance of the rent due under the Lease Term. The case is currently being litigated, and we are currently in the fact damages phase of the litigation.

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. The potential financial impact on the Company is still uncertain at this point.

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

	High	Low
Year Ended December 31, 2019
First Quarter	$3.21	$1.01
Second Quarter	$3.52	$1.64
Third Quarter	$2.67	$1.22
Fourth Quarter	$1.62	$0.87
Year Ended December 31, 2018
First Quarter	$5.24	$2.75
Second Quarter	$4.90	$2.47
Third Quarter	$4.46	$2.62
Fourth Quarter	$3.33	$0.73

On November 26, 2019 (the last trading day before the trading halt by NASDAQ), the closing price of our common stock was $ 0.91 per share.

Holders

As of May 1, 2020, we had 61 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

During the 2019 fiscal year, the Company sold approximately 3.8 million shares of its common stock in return for approximately $6.6 million gross proceeds pursuant to several private placement transactions. The Company’s Form 8-Ks filed on June 14, August 6 and September 10, 2019 are incorporated herein by reference.

In addition, on March 31, 2020 the Company closed a private placement with Malven Group Limited, a company established under the laws of the British Virgin Islands (“Malven”), in connection with the purchase by Malven of 1,939,237 shares of our common stock at a price of $0.7735 per share for gross proceeds of $1,500,000. The Company’s Form 8-K filed on March 27, 2020 is incorporated herein by reference.

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

We currently operate in two business segments: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, and (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization. On March 4, 2020 the Board decided to discontinue all of the Company’s operations in the People’s Republic of China, ( “China Operations”), which focused on providing tools, products and services in China to assist women, students and business professionals in personal and professional development.

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

In 2019, our PDN Network and NAPW Network businesses represented 52% and 48% of our revenues, respectively. As of December 31, 2019, we had approximately 10.8 million registered users in our PDN Network and approximately 949,000 registered users, or members, in the NAPW Network. Included in 949,000 NAPW Network registered users, there were 6,000, and 13,000 paid members as of December 31, 2019 and 2018, respectively. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

On March 4, 2020, our Board of Directors (the “Board”) decided to discontinue all operations in China. The resolution approved by the Board does not contemplate a sale of the business unit or a sale of any assets to a third-party for its China operations, but to effectively cease operations, which will commence during the second quarter of 2020. Accordingly, all historical financial results associated with the China operations have been reclassified to discontinued operations and current and prior period financial results have been reclassified. China operations were previously disclosed as a reportable operating segment as “China Operations”.

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

	Year Ended
	December 31,
	2019	2018
Percentage of revenue by product:
Recruitment services	48.8%	33.7%
Membership fees and related services	48.3%	62.6%
Consumer advertising and consumer marketing solutions	2.8%	3.5%
Products sales and other	0.1%	0.2%

Paid Membership Subscriptions and Related Services. Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately 100 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership. NAPW Membership subscriptions represented approximately 99.8% and 99.6% of revenue attributable to the NAPW Network business segment for the years ended December 31, 2019 and 2018, respectively.

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

Recruitment Services. We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, semantic search technology and paid access to, and placement in, or advertising around our career and networking events. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services. For the years ended December 31, 2019 and 2018, recruitment advertising revenue constituted approximately 94.6% and 90.7%, respectively, of the revenue attributable to the PDN Network business segment.

Product Sales. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time. Product sales represented approximately 0.2% and 0.4% of revenue attributable to the NAPW Network business segment for the years ended December 31, 2019 and 2018, respectively.

Consumer Advertising and Consumer Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers the ability to post recruitment advertising and job openings. We generate revenue from fees charged for those postings. For the years ended December 31, 2019 and 2018, consumer advertising and marketing represented approximately 5.4% and 9.3%, respectively, of the revenue attributable to the PDN Network business segment.

Cost of Revenue

Cost of revenue primarily consists of costs of producing job fair and other events, revenue sharing with partner organizations, costs of web hosting and operating our websites for the PDN Network. Costs of producing wall plaques, hosting member conferences and local chapter meetings are also included in the cost of revenue for NAPW Network.

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

The following table sets forth the number of registered users as of the periods presented:

	Year Ended December 31,		Change
	2019	2018	(Percent)
	(in thousands)
Registered users:
PDN Network Registered Users (1)	10,837	10,695	1.3%
NAPW Network Total Membership (2)	949	954	(0.5)%

(1)	The number of registered users may be higher than the number of actual users due to various factors. For more information, see “Risk Factors page #13 —The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users”.

(2)	Includes both Paid Members and Unpaid Members. There were 6,014, and 12,633 Paid Members as of December 31, 2019 and 2018, respectively.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Loss from Continuing Operations	$(2,792)	$(13,167)
Stock-based compensation expense	225	800
Impairment charge	-	8,047
Depreciation and amortization	704	2,600
Litigation settlement	-	342
Interest and other income	(8)	(18)
Income tax benefit	(178)	(1,353)
Adjusted EBITDA	$(2,049)	$(2,749)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Revenues
Recruitment services	$2,451	2,572	$(121)	(4.7)%
Membership fees and related services	2,428	$4,767	(2,339)	(49.1)%
Consumer advertising and marketing solutions	141	263	(122)	(46.4)%
Products sales and other	5	19	(14)	(73.7)%
Total revenues	$5,025	$7,621	$(2,596)	(34.1)%

Total revenues decreased $2,596,000, or 34.1%, from $7,621,000 for the year ended December 31, 2018 to $5,025,000 for the year ended December 31, 2019. The decrease is mainly the result of management’s focus on reduction in sales and operations workforce as a means to improved efficiencies and operational effectiveness while rebranding the business.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
PDN Network	$2,592	2,835	$(243)	(8.6)%
NAPW Network	2,433	$4,786	(2,353)	(49.2)%
Total revenues	$5,025	$7,621	$(2,596)	(34.1)%

During the year ended December 31, 2019, our PDN Network generated $2,592,000 in revenues compared to $2,835,000 generated in the prior year period, a decrease of $243,000 or 8.6%. The decrease was a mainly a result of lower sales staffing and resources in 2019 compared to 2018.

Membership fees and related services and products sales attributable to the NAPW Network of $2,433,000 for the year ended December 31, 2019 and represented a reduction of $2,353,000 from the comparable period in 2018, or 49.2%. As a part of rebuilding the NAPW business, the Company drastically altered its membership acquisition model and is focused on expanding an organic acquisition strategy as well and strengthening local chapters.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented (certain items may not foot due to rounding). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Costs and expenses:
Cost of revenues	$884	$1,000	$(116)	(11.6)%
Sales and marketing	2,159	3,655	(1,496)	(40.9)%
General and administrative	4,274	6,515	(2,241)	(34.4)%
Litigation settlements, net	-	342	(342)	(100.0)%
Impairment charge	-	8,047	(8,047)	(100.0)%
Depreciation and amortization	704	2,600	(1,896)	(72.9)%
Total costs and expenses	$8,021	$22,160	$(14,139)	(64.0)%

Total costs and expenses decreased for the year ended December 31, 2019 to $8,021,000 compared to $22,160,000 for the year ended December 31, 2018. This decrease of 64.0% is primarily the result of an impairment charge of $8,047,000 that was recorded in our NAPW segment during 2018, combined with $2,241,000 or 34.4% decrease in general and administrative expenses, a $1,896,000 or 72.9% decrease in depreciation and amortization expenses, and $1,496,000 or 40.9% decrease in sales and marketing expenses.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$2,706	$15,562	$(12,856)	(82.6)%
PDN Network	2,949	2,986	(37)	(1.2)%
Corporate Overhead	2,367	3,612	(1,245)	(34.5)%
Total costs and expenses	$8,021	$22,160	$(14,139)	(64.0)%

Costs and expenses decreased by $12,856,000, or 82.6%, in the NAPW Network segment primarily as a result of an $8,047,000 impairment charge that was recorded during 2018, $1,896,000 or 72.9% decrease in depreciation and amortization expense, $1,496,000 or 40.9% decrease in sales and marketing expenses, and $2,241,000 or 34.4% decrease in general & administrative expenses as a result of management’s focus on cost reductions, which included reductions in our sales force and lead generation expenses.

Costs and expenses slightly decreased by $37,000, or 1.2%, in the PDN Network segment primarily due to $91,000, or 10.0% decrease in costs of sales, offset by $48,000, or 3.2% increase in sales and marketing expenses.

Costs and expenses decreased by $1,245,000, or 34.5% in the Corporate Overhead segment as a result of management’s continuous efforts to reduce corporate level expenses. The large reduction in expenses was primarily due to $412,000, or a 64.7% decrease in stock-based compensation, and $133,000, or 50.1% decrease in audit fees.

Operating Expenses

Cost of revenues: Cost of revenues during the year ended December 31, 2019 was $884,000, a decrease of $116,000, or 11.6%, from $1,000,000, during the year ended December 31, 2018, as a result of lower revenues by $2,596,000, or 34.1%, which resulted in a corresponding decrease in cost of revenue.

Sales and marketing expense: Sales and marketing expense for the year ended December 31, 2019 was $2,159,000, a decrease of $1,496,000, or 40.9%, from $3,655,000 for the year ended December 31, 2018. The decrease is mainly attributable to a decrease of $1,544,000, or 71.7% at our NAPW segment, due to $614,000, or 68.0% year-over-year reduction in the personnel cost, $558,000 reduction in digital advertising expenses, $185,000 reduction in sales commissions, and overall better marketing cost management.

General and administrative expense: General and administrative expenses decreased by $2,241,000, or 34.4%, to $4,274,000 for the year ended December 31, 2019. The decrease was a result of a decrease of $1,005,000, or 42.1% in our NAPW segment mainly due to $478,000 decrease in personnel costs, a $196,000 decrease in rent expense, and a decrease of $933,000, or 25.8% in our Corporate Overhead, primarily due to $412,000, or 64.7% decrease in stock based compensation, and $133,000, or 50.1% decrease in audit fees.

Litigation settlements: Litigation settlement for year ended December 31, 2018 represented primarily potential settlement accrued for various cases.

Impairment charge: As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill as of September 30, 2018. Accordingly, the Company recorded a goodwill impairment charge of $5,251,000 for the year ended December 31, 2018. Additionally, the Company undertook a review of the carrying amount of its long-lived intangible assets as of December 31, 2018 and recorded an impairment charge of $2,796,000.

Depreciation and amortization expense: Depreciation and amortization expense for the year ended December 31, 2019 was $704,000, compared to $2,600,000 for the year ended December 31, 2018, a decrease of $1,896,000, or 72.9%. The decrease was mainly the result of $2,796,000 impairment charge recorded in the fourth quarter of 2018 against long-lived intangible assets in our NAPW segment. Amortization of the intangible assets is listed in Note 6 to Consolidated Financial Statements of this Annual Report.

Other Income (Expenses)

	Year Ended
	December 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Total	$26	$18	$8	44.4%

Other income for the year ended December 31, 2019 was $26,000 compared to other income of $18,000 during the year ended December 31, 2018. The change in other income was primarily attributable to lower interest expense incurred in the current year.

Income Tax Benefit

	Year Ended
	December 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
Total	$177	$1,353	$(1,176)	(86.9)%

The effective income tax rate for the year ended December 31, 2019 was 6.0%, resulting in an income tax benefit of $177,000. The effective income tax rate for the year ended December 31, 2018 was 9.7%, resulting in an income tax benefit of $1,353,000. The majority of the difference in the effective income tax rate was due to a goodwill and other intangible assets impairment charge of $8,047,000 that was recognized during the year ended December 31, 2018. As a result of the Tax Act, the U.S. statutory rate was lowered from 35% to 21% effective January 1, 2018.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the consolidated statements of operation and comprehensive loss as loss from discontinued operations.

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

The following table presents results from discontinued operations for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Revenues	$107,584	$3,207,415

Cost of sales	33,803	1,627,759

Depreciation and amortization	16,626	52,691
Sales and marketing	315,713	1,296,953
General and administrative	842,667	2,472,241
Non-operating income (expense)	195,593	65,781
Loss from discontinued operations before income tax	(905,632)	(2,176,448
Income tax expense (benefit)	146,702	(262,517)
Net loss from discontinued operations	$(1,052,334)	$(1,913,931)

Net loss

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended
	December 31,		Change	Change
	2019	2018	(Dollars)	(Percent)
	(in thousands)
NAPW Network	$(319)	$(9,771)	$9,452	(96.7)%
PDN Network	(168)	(136)	32	(23.5)%
Corporate Overhead	(2,305)	(3,260)	955	(29.3)%
Consolidated loss from continuing operations	$(2,792)	$(13,167)	$10,375	(78.8)%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the year ended December 31, 2019, we incurred a net loss of $2,792,000 from continuing operations, a decrease of 78.8% from net loss for the year ended December 31, 2018. The changes were primarily attributable to a $8,047,000 impairment charge taken against NAPW Network in 2018 year and continuing efforts to reduce sales and marketing and general administrative expenses.

NAPW Network Net Loss. During the year ended December 31, 2019, we incurred a net loss of $319,000, compared to $9,771,000 for the prior year period. The decrease in net loss was primarily attributable to a $8,047,000 impairment charge taken in the fourth quarter of 2018, a $1,092,000 decrease in personnel costs, a $558,000 reduction in digital advertising expenses, and $185,000 reduction in sales commissions, partially offset by a reduction in revenues of $2,353,000.

PDN Network Net Loss. During the year ended December 31, 2019, we incurred a net loss of $168,000 compared to the net loss of $136,000 incurred for the year ended December 31, 2018. This increase in net loss was primarily attributable to lower revenues in the current year.

Corporate Overhead. During the year ended December 31, 2019, we incurred a net loss of $2,305,000, a decrease of $955,000, compared to a net loss of $3,260,000 incurred during the year ended December 31, 2018. The decrease in net loss is primarily a result of $412,000 decrease in stock-based compensation expense, and $133,000 decrease in audit fees.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2019 and 2018, and is intended to supplement the more detailed discussion that follows:

	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$634	$106
Working capital deficiency	$(2,114)	$(3,384)

As of December 31, 2019, we had cash and cash equivalents of $634,000 compared to cash and cash equivalents of $106,000 at December 31, 2018. Our principal sources of liquidity are our cash and cash equivalents, including the net proceeds from the issuances of common stock. As of December 31, 2019, we had a working capital deficit of approximately $2,114,000, compared to a working capital deficiency of approximately $3,384,000 as of December 31, 2018. We had an accumulated deficit of approximately $88,772,000 at December 31, 2019. During the year ended December 31, 2019, we generated a net loss from continuing operations of approximately $2,792,000 and used cash from continuing operations of approximately $3,290,000.

While we have aggressively reduced operating and overhead expenses, and while we continue to focus on our overall profitability, we have continued to generate negative cash flows from operations, and we expect to incur net losses for the foreseeable future, especially considering the negative impact COVID-19 will have on our liquidity and financial position. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if we unable to continue as a going concern.

We are closely monitoring operating costs and capital requirements. Our Management also made efforts in 2019 and 2018 to contain and reduce cost, including terminating non-performing employees and eliminating certain positions, replacing and negotiating with certain vendors, implementing a new approval process overseeing travel and other expenses, and significantly reducing the cash compensation for independent board directors. We also sold our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are still not successful in sufficiently reducing our costs, we may then need to dispose of our other assets or discontinue business lines.

On November 16, 2018, we entered into a revolving credit facility agreement with GNet Tech Holdings Public Limited Company (“GNet”), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at our election. On January 14, 2019, we drew $293,000 under this facility and repaid it on June 7, 2019. At June 30, 2019, we did not have any outstanding debt under this facility. At March 31, 2020, approximately $2,000,000 was available for us to draw. The facility expires on May 20, 2020 and we will not be renewing this facility.

From January 9, 2019 to August 15, 2019, we sold an aggregate of 248,104 shares of our common stock at a purchase price ranging from $1.146 to $3.96 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription. As of the date of this Annual Report, we received in the aggregate gross proceeds of $514,928 under this private placement. All of the purchasers are residents of the People’s Republic of China.

On August 5, 2019, we entered into a Stock Purchase Agreement with one purchaser Ms. Yingling Wu (the “Purchaser Wu”), pursuant to which the Purchaser Wu agreed to purchase 1,142,857 shares (the “Shares”) of our common stock for $1.75 per share for gross proceeds of $2,000,000 (the “Purchase Price”). Wu’s shares were further transferred to CFL on November 15, 2019.

On September 5 and 9, 2019, we entered into Stock Purchase Agreements with Ms. Yao Wei Ling, an individual and a resident of the People’s Republic of China (“Yao”), in connection with the purchase by Yao of 442,830 shares of our common stock (collectively the “Yao Shares”), Mr. Gao Yin Chun, an individual and a resident of the People’s Republic of China (“Gao”), in connection with the purchase by Gao of 189,873 shares of our common stock (collectively the “Gao Shares”), and EGBT Foundation Ltd., a Singapore public company limited by guarantee (“EGBT”), in connection with the purchase by EGBT of 1,265,823 shares of our common stock. These transactions occurred at a price of $1.58 per share for gross proceeds of $699,673, $300,000, and $2,000,000, respectively.  The closing of the transactions with Yao and Gao took place on September 10, 2019. The closing of the EGBT transaction took place on September 30, 2019. Due to the investigation on the Gatewang Case, Yuexiu Police has frozen our PDN China’s bank account and most of the proceeds received from the EGBT common stock issuance are frozen and are unable to be used by us currently. Please see “Business – Recent Developments” for more details.

On March 22, 2020, we entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands (“Malven”), in connection with the purchase by Malven of 1,939,237 shares of our common stock at a price of $0.7735 per share for gross proceeds of $1,500,000. The closing of the transaction took place on March 31, 2020.

We currently anticipate that our available funds and cash flow from operations may not be sufficient to meet our working capital requirements for the twelve months subsequent to the issuance of our financial statements. In order to fund our operations, we will need to increase revenues or raise capital by the issuance of stock. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the USA freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country strictly. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time.

We collect membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve-month period. Starting January 2, 2018, we also offer a monthly membership for IAW USA for which we collect a fee on a monthly basis. Our PDN Network also sells recruitment services to employers, generally on a one-year contract basis. This revenue is also deferred and recognized over the life of the contract. Our payment terms for PDN Network customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short-term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

	Year Ended
	December 31,
	2019		2018
		(in thousands)
Cash provided by (used in) continuing operations	$		$
Operating activities		(3,290)		(3,601)
Investing activities		(3)		(120)
Financing activities		6,615		3,422
Effect of exchange rate fluctuations on cash and cash equivalents		$43		$49
Cash provided by (used in) discontinued operations:
Operating activities		(3,184)		(104)
Investing activities		58		193
Financing activities		289		-
Net increase (decrease) in cash and cash equivalents		528		(162)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations for the year ended December 31, 2019 was $3,290,000. We had a net loss of $2,792,000, write off of accounts payable of $376,000, payments of lease obligations of $164,000, which was partially offset by non-cash depreciation and amortization of $704,000, stock-based compensation expense of $225,000, amortization of leases of $151,000, and deferred tax expense of $177,000. Changes in operating assets and liabilities used $872,000 of cash during the year ended December 31, 2019, consisting primarily of decreases in accounts payable, deferred revenue and accrued expenses, partially offset by increases in accounts receivable. Net cash used in operating activities from discontinued operations was $3,183,594, which primarily consisted of the fund in PDN China’s frozen bank account due to the Gatewang Case.

Net cash used in operating activities from continuing operations for the year ended December 31, 2018 was $3,601,000. We had a net loss of $13,167,000 during the year ended December 31, 2018, and a deferred tax benefit of $1,183,000, which was partially offset by non-cash impairment charge of $8,047,000, depreciation and amortization of $2,600,000, stock-based compensation expense of $800,000, and a write-off of a security deposit of $171,000. Changes in operating assets and liabilities used $975,000 of cash during the year ended December 31, 2018, consisting primarily of decreases in deferred revenue, and accrued expenses, partially offset by increases in accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2019 was $3,000, mainly consisting of investments in developed technology.

Net cash used in investing activities from continuing operations during the year ended December 31, 2018 was $120,000, which primarily represented costs incurred to develop technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the year ended December 31, 2019 was $6,615,000, consisting of $1,100,000 in gross proceeds from sale of 500,000 shares of common stock to one purchaser at a purchase price $2.20 per share, $2,000,000 in gross proceeds from sale of 1,142,857 shares of common stock to one purchaser at a purchase price $1.75 per share, $700,000 in gross proceeds from sale of 442,830 shares of common stock to one purchaser at a purchase price $1.58 per share, $300,000 in gross proceeds from sale of 189,873 shares of common stock to one purchaser at a purchase price $1.58 per share, $2,000,000 in gross proceeds from sale of 1,265,823 shares of common stock to EGBT Foundation Ltd., a Singapore public company at a purchase price $1.58 per share, a $515,000 in gross proceeds from sale of 248,104 shares of common stock ranging from $1.146 to $3.96 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription to citizens of the People’s Republic of China, and $289,000 in gross proceeds from short-term loan from Guangzhou Zhongtianshengxiang Technology.

Net cash provided by financing activities from continuing operations during the year ended December 31, 2018 was $3,422,000, consisting of $1,487,000 in gross proceeds from the January 29, 2018 sale and issuance of 380,295 shares of common stock at a price of $3.91 per share to Mr. Shengqi Cai, an individual and a resident of the People’s Republic of China, $1,435,000 in gross proceeds from the June 25, 2018 sale of 496,510 shares of common stock at a price of $2.89 per share to China EWI International Finance Group Co., Limited, a limited liability company based in the People’s Republic of China, and $500,000 in gross proceeds from November 5, 2018 issuance of a convertible promissory note by GNet Tech, a related party through one of the Company’s shareholders.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, our management conducted an evaluation, under the supervision and with the participation of our interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP), and include those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2019. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

Based on this evaluation, our interim Chief Executive Officer and Chief Financial Officer has concluded that our internal controls over financial reporting were not effective as of the end of the period covered in this Annual Report on Form 10-K. Management undertook several remediation actions, including centralization of the US accounting and HR operations and improved segregation of duties within our accounting and financial reporting functions. We also improved GAAP training of internal staff and engaged an outside consultant to assist the Company on complex GAAP matters. Although these measures greatly helped to improve our internal controls, they did not fully remediate deficiencies in controls. Despite this, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position and results of operations.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management had concluded that, as of December 31, 2019, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following.

●	Relevant operating information is not adequately used to develop accounting and financial information and serve as a basis for reliable financial reporting. This same operating information is also used as the basis for accounting estimates. Specifically, financial and nonfinancial indicators of going concern and impairment of assets were not completely assessed by management,

●	Employees lack full technical competence and training necessary for the nature and complexity of the entity’s activities. Specifically, Company personnel could not perform purchase accounting or fair value measurements with Company acquisitions;

●	Supporting analysis is not prepared for each nonroutine event or transaction that requires management’s judgement and/or estimate. Specifically, no analysis is prepared to document compliance with relevant GAAP and entity’s accounting policies;

●	Accounting procedures relevant to foreign subsidiaries are not sufficiently formal that management can determine whether the control objective is met, documentation supporting the procedures is in place, and personnel routinely know the procedures that need to be performed. Specifically, data from foreign subsidiaries underlying financial statements is not captured completely, accurately, and timely, in accordance with the entity’s policies and procedures

Plan for Remediation of Material Weakness

During 2019, we continued our initiatives to improve and remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2018. Specifically:

●	We expanded our corporate accounting staff and added qualified personnel with knowledge of U.S. GAAP,

●	We engaged an outside consultant to assist the Company on complex GAAP issues, including proper supporting documentation for technical accounting decisions and complex transactions;

●	Centralized managed China sector;

●	We improved financial reporting processes that included monthly and quarterly closing check-list and monthly review of the financial reports by the Company’s Finance Department leadership.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2019 we continued to undertake efforts to enhance the overall internal control structure. We implemented additional review and approval policies and procedures within our operations. There have been no other changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position
Michael Belsky	61	Director (1) (2) (3)
Lida Fang	62	Director (1) (3)
Haibin Gong	64	Director (2)
Courtney C. Shea	59	Director (1)
Hao (Howard) Zhang	52	Director (2) (3), Chair of the Board
Xin (Adam) He	47	Director, Interim CEO and CFO

(1) Member of our audit committee.

(2) Member of our compensation committee.

(3) Member of our nominating and corporate governance committee.

Hao (Howard) Zhang has been a member of the Board since November 2016, further selected as Chair of the Board in March 2020. Mr. Zhang is a private investor based in China. Mr. Zhang has served as a director of Wealth Power Global Trading Limited since June 2015. Mr. Zhang was originally appointed to our Board under the terms of a stockholders’ agreement entered into between the Company and CFL, our majority stockholder, which agreement grants to CFL the right to designate one director nominee for every 9.9% of the total voting power of our common stock that CFL beneficially owns, up to a maximum of six directors.

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

Name	Age	Position
Xin (Adam) He	47	Interim Chief Executive Officer and Chief Financial Officer

Xin (Adam) He joined us in January 2018, initially serving as audit committee chair of the Board until his appointment as the Company’s Chief Financial Officer in March 2019 and Interim Chief Executive Officer in November 2019. Previously, He was Chief Financial Officer of Wanda USA Group, a Fortune Global 500 company since May 2012, where he managed two projects: a 101-story landmark “Vista Tower” development in downtown Chicago, and NYSE traded AMC Entertainment Holdings, Inc., the largest movie exhibitor owning and operating 660 theatres primarily located in the United States. He also served as an independent board director at several Nasdaq listed companies. From 2010 to 2012, he served as Financial Controller of NYSE listed Xinyuan Real Estate Co., a top developer of large scale, high quality residential real estate projects. Previously, Mr. He served as an auditor at Ernst & Young, LLP in New York, and held various roles at Chinatex Corporation and an architecture company. He is a member of the Financial Executives International and vice chair of the China General Chamber of Commerce Chicago. Mr. He obtained a Master of Science in Taxation from Central University of Finance and Economics in Beijing, and a Master of Science in Accounting from Seton Hall University in New Jersey. He is a Certified Public Accountant, both in China and in US.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2019, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except that, due to administrative error, the following forms were filed late:

●	Fang Lida filed a Form 4 on May 15, 2019 to report transactions that occurred on May 12, 2019;
●	Gong Haibin filed a Form 4 on May 15, 2019 to report transactions that occurred on May 12, 2019;
●	Zhang Hao filed a Form 4 on May 15, 2019 to report transactions that occurred on May 12, 2019.
●	Michael Belsky filed a Form 4 on May 15, 2019 to report transactions that occurred on May 12, 2019.
●	He Xin filed a Form 4 on May 15, 2019 to report transactions that occurred on May 12, 2019.
●	Shea Courtney C. filed a Form 3 on March 29, 2019 after becoming subject to Section 16(a) reporting requirements on March 22, 2019.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our corporate website at www.ipdnusa.com. Any amendment to, or waiver from, a provision of such code of ethics will be posted on our website. Information on the Company’s website is not incorporated by reference herein.

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

A copy of the Compensation Committee charter is posted and available on the Corporate Governance link of the Investor Relations section of the Company’s website, www.ipdnusa.com. Information on the Company’s website is not incorporated by reference herein.

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

The Nominating and Corporate Governance Committee currently consists of Hao (Howard) Zhang (Committee Chair), Michael D. Belsky and Lida Fang. A copy of the charter of the Nominating and Corporate Governance Committee is posted and available on the Corporate Governance link of the Investor Relations section of the Company’s website, www.ipdnusa.com. Information on the Company’s website is not incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

In this section, we describe our compensation programs and policies and the material elements of compensation for the year ended December 31, 2019 for our Chief Executive Officer, and our most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation was in excess of $100,000. Other than as disclosed below, we did not have any other employee whose compensation was such that executive compensation disclosure would be required but for the fact that they were not executive officers as of the end of the last fiscal year. We refer to all individuals whose executive compensation is disclosed herein as our “named executive officers.”

All share and share-based numbers in the below tables and footnotes thereto reflect the Company’s one-for-eight reverse stock split effected on September 27, 2016.

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2019 and December 31, 2018 by the persons who served as our Chief Executive Officer and our two most highly compensated executive officers, other than our Chief Executive Officer, whose total compensation was in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Xin (Adam) He, Interim Chief Executive Officer and Chief Financial Officer (1)	2019	$161,180	$—	$53,400	(2)	$—	$214,580
Maoji (Michael) Wang,	2019	$266,667	$—	$—		$—	$266,667
Chief Executive Officer(3)	2018	$320,000	$—	$151,200	(4)	$—	$471,200
Star Jones,	2019	$300,000	$—	$—		$—	$300,000
President (5)	2018	$300,000	$—	—		$—	$300,000
Jingbo Song,	2019	$46,042	$—	$—		$—	$46,042
Co-executive Chairman (6)	2018	$325,000	$—	$162,000	(7)	$—	$487,000

(1)	Mr. He was appointed as our interim Chief Executive Officer on November 15, 2019 and Chief Financial Officer effective March 11, 2019.

(2)	Represents the grant date fair value of the stock options awarded to Mr. He on March 11, 2019 computed in accordance with FASB ASC Topic 718. On such date, Mr. Wang was granted an option to purchase 30,000 shares of the Company’s common stock at an exercise price of $2.23, of which one-third of such options were immediately exercisable on the date of the grant, one-third vest and became exercisable on March 11, 2020 and the remaining one-third vest and become exercisable on March 11, 2021.

(3)	Mr. Wang was appointed as our Chief Executive Officer on December 22, 2016, and resigned on November 12, 2019.

(4)	Represents the grant date fair value of the stock options awarded to Mr. Wang on April 19, 2018 computed in accordance with FASB ASC Topic 718. On such date, Mr. Wang was granted an option to purchase 70,000 shares of the Company’s common stock at an exercise price of $2.82, of which one-third of such options were immediately exercisable on the date of the grant, one-third vest and become exercisable on April 19, 2019 and the remaining one-third vest and become exercisable on April 19, 2020. Due to Mr. Wang resignation on Nov 12, 2019, all options expired and were canceled as of March 31, 2020.

(5)	Ms. Jones served as our President since September 2014 and resigned from the Company effective December 31, 2019.

(6)	Represents the grant date fair value of the stock options awarded to Mr. Song on April 19, 2018 computed in accordance with FASB ASC Topic 718. On such date, Mr. Song was granted an option to purchase 75,000 shares of the Company’s common stock at an exercise price of $2.82, of which one-third of such options were immediately exercisable on the date of the grant, one-third vest and become exercisable on April 19, 2019 and the remaining one-third vest and become exercisable on April 19, 2020. Due to Mr. Song resignation, all options expired and were canceled as of March 31, 2020.

(7)	Mr. Song was appointed as our Co-Executive Chairman effective January 12, 2017 and he resigned from the Board on February 20, 2019.

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

Outstanding Equity Awards at December 31, 2019

The following table sets forth the equity awards we have made to our named executive officers that were outstanding as of December 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested (#)	Market Value of shares or units that have not vested ($)
Maoji (Michael) Wang	210,000	—		$10.72	02/10/2020	—	—
Maoji (Michael) Wang	46,667	—		$2.82	02/10/2020	—	—
Xin (Adam) He	10,000	20,000	(1)	$2.23	03/11/2029	—	—

(1)	Represents the grant date fair value of the stock options awarded to Mr. He on March 11, 2019 computed in accordance with FASB ASC Topic 718. On such date, Mr. Wang was granted an option to purchase 30,000 shares of the Company’s common stock at an exercise price of $2.23, of which one-third of such options were immediately exercisable on the date of the grant, one-third vest and became exercisable on March 11, 2020 and the remaining one-third vest and become exercisable on March 11, 2021.

Director Compensation

During 2019, we paid our non-employee directors the following fees in cash: (1) $5,000 annual retainer fee, (2) $25,000 of Restricted Stock Units, (3) a $1,000 retainer for those directors serving on the Audit Committee and a $4,000 retainer for the Audit Committee Chair, (4) a $500 retainer for those directors for serving on the Compensation Committee and a $1,000 retainer for the Compensation Committee Chair, (4) a $500 retainer for those directors serving on the Nominating and Corporate Governance Committee and a $1,000 retainer for the Nominating and Corporate Governance Committee Chair.

Messrs. Wang, He, and Ms. Jones served as our executive officers during 2019. As executive officers, these individuals are not compensated for their service as directors.

The following table details the total compensation earned by the Company’s non-employee directors in 2019:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Michael Belsky	$15,500	$0	$15,500
Lida Fang	$13,917	$0	$13,917
Hao (Howard) Zhang	$10,917	$0	$10,917
Courtney C. Shea (1)	$10,119	$0	$10,119
Haibin Gong	$8,916	$0	$8,916

(1)	Ms. Shea joined the Board on March 22, 2019.

The table below sets forth the unexercised options held by each of our non-employee directors outstanding as of December 31, 2019.

Name	Aggregate Number of Unexercised Stock Options Outstanding at December 31, 2019
Michael Belsky	-
Lida Fang	-
Haibin Gong	-
Hao (Howard) Zhang	-
Courtney C. Shea (1)	-

(1)	Ms. Shea joined the Board on March 22, 2019.

The table below sets forth the number of Restricted Stock Units held by each of our non-employee directors outstanding as of December 31, 2019.

Name	Aggregate Number of Restricted Stock Units at December 31, 2019
Michael Belsky	9,832
Lida Fang	9,876
Haibin Gong	8,776
Hao (Howard) Zhang	32,386
Courtney C. Shea (1)	0

(1)	Ms. Shea joined the Board on March 22, 2019.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted -average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders	295,793	$8.88	591,888
Equity compensation plans not approved by our shareholders	—	—	—
Total	295,793	$8.88	591,888

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our Common Stock as of May 1, 2020 by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our directors and named executive officers as a group.

The percentage ownership information shown in the table is based upon a total of 10,925,859 shares of Common Stock outstanding as of May 1, 2020.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders
Cosmic Forward Limited	3,438,699	31.5%
Malven Group Limited	1,939,237	17.8%
EGBT Foundation LTD	1,265,823	11.6%
Executive Officers and Directors
Courtney C. Shea	8,090	*
Xin (Adam) He (1)	36,299	*
Michael Belsky	29,061	*
Haibin Gong	8,776	*
Lida Fang	9,896	*
Hao (Howard) Zhang	51,469	*
Directors and officers as a group (6 persons)	143,591	1.3%

(1)	Including 16,299 shares directly owned by Mr. He and vested options to acquire 20,000 shares at an exercise price of $2.23 per share.
*	Less than 1%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

The following is a summary of transactions, since January 1, 2019, to which we have been a party in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2018 and December 31, 2019, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest, other than compensation arrangements that are described under the section entitled “Executive Compensation.”

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

Director Independence

Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our board has determined that Mr. Belsky, Gong and Zhang and Ms. Fang and Ms. Shea are “independent directors” as defined by Rule 5605(a)(2) of the Marketplace Rules of the Nasdaq Stock Market.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

The following table summarizes fees for professional services rendered to the Company by Ciro E. Adams, CPA, LLC for the fiscal years ended December 31, 2019 and 2018, respectively.

Fees:	2019	2018
Audit Fees	$135,000	$97,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$135,000	$97,500

Audit Fees. For the fiscal years ended December 31, 2019 and 2018, the “Audit Fees” reported above were billed by Ciro E. Adams CPA LLC for professional services rendered for the audit of the Company’s annual financial statements, reviews of the Company’s quarterly financial statements, services normally provided by the independent auditors in connection with statutory and regulatory filings and engagements, and comfort letters and consents.

Audit-Related Fees. The Company did not pay any audit-related fees to Ciro E. Adams CPA LLC in 2019 or 2018.

Tax Fees. The Company did not pay any tax-related fees to Ciro E. Adams CPA LLC in 2019 or 2018.

All Other Fees. The Company did not pay any other fees to Ciro E. Adams CPA LLC in 2019 or 2018.

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

The Audit Committee considered the fact that Ciro E. Adams CPA LLC has not provided non-audit services to us, which the committee determined was compatible with maintaining auditor independence.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Professional Diversity Network, Inc.

Chicago, IL 60607-3059

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Professional Diversity Network, Inc., (the Company), as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Ciro E. Adams, CPA, LLC

Wilmington, DE 19806-1004

May 1, 2020

We have served as the Company’s auditor since 2018.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
Current Assets:
Cash and cash equivalents	$633,615	$105,670
Accounts receivable, net	720,750	816,698
Incremental direct costs	33,258	20,797
Prepaid expenses and other current assets	240,763	294,933
Current assets from discontinued operations	75,996	1,518,180
Total current assets	1,704,382	2,756,278

Property and equipment, net	21,188	55,733
Capitalized technology, net	95,884	194,833
Goodwill	339,451	339,451
Intangible assets, net	452,385	1,020,942
Right-of-use assets	93,251	-
Merchant reserve	760,849	760,849
Security deposits	15,033	15,033
Long-term assets from discontinued operations	3,109,200	297,839
Total assets	$6,591,623	$5,440,958

Current Liabilities:
Accounts payable	$796,137	$1,702,999
Accrued expenses	654,169	668,365
Deferred revenue	1,699,001	2,262,571
Note Payable – related party	-	500,000
Lease liability, current portion	105,083	-
Current liabilities from discontinued operations	564,044	1,006,343
Total current liabilities	3,818,434	6,140,278

Deferred tax liability	221,254	397,644
Deferred rent	-	13,742
Long-term liabilities from discontinued operations	-	82
Total liabilities	4,039,688	6,551,746

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value, 45,000,000 shares authorized, 8,928,611 shares and 4,856,213 shares issued as of December 31, 2019 and 2018, respectively, and 8,927,563 and 4,855,165 shares outstanding as of December 31, 2019 and 2018, respectively	89,286	48,562
Additional paid in capital	91,126,784	83,728,903
Accumulated other comprehensive income	44,242	(24,340)
Accumulated deficit	(88,671,260)	(84,826,796)
Treasury stock, at cost; 1,048 shares at December 31, 2019 and 2018	(37,117)	(37,117)
Total stockholders’ equity (deficit)	2,551,935	(1,110,788)
Total liabilities and stockholders’ equity	$6,591,623	$5,440,958

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018
Revenues:
Membership fees and related services	$2,428,060	$4,766,798
Recruitment services	2,450,742	2,571,935
Product sales and other	5,644	19,239
Consumer advertising and marketing solutions	140,766	262,946
Total revenues	5,025,212	7,620,918

Costs and expenses:
Cost of revenues	884,374	999,964
Sales and marketing	2,159,315	3,654,886
General and administrative	4,273,941	6,515,198
Litigation settlement	-	342,472
Impairment charge	-	8,047,090
Depreciation and amortization	703,717	2,599,994
Total costs and expenses	8,021,347	22,159,604

Loss from continuing operations	(2,996,135)	(14,538,686)

Other (expense) income
Interest and other income	8,017	17,771
Other income (expense)	18,488	299
Other income, net	26,505	18,070

Loss before income tax benefit	(2,969,630)	(14,520,616)
Income tax benefit	(177,501)	(1,353,535)
Loss from continuing operations	(2,792,129)	(13,167,081)
Loss from discontinued operations	(1,052,334)	(1,913,931)
Net loss	$(3,844,463)	$(15,081,012)

Other comprehensive loss:
Net loss before non-controlling interest	$(3,844,463)	$(15,081,012)
Foreign currency translation adjustment	68,452	(53,188)
Comprehensive loss	$(3,775,881)	$(15,134,200)

Basic and diluted loss per share:
Continuing operations	$(0.43)	$(2.88)
Discontinued operations	$(0.16)	$(0.42)
Net loss	$(0.59)	$(3.30)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	6,547,815	4,578,834

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2018	3,963,864	$39,639	$80,016,218	$(69,745,785)	1,048	$(37,117)	$28,848	$10,301,803
Sale of common stock	876,805	8,768	2,913,100	-	-	-	-	2,921,868
Issuance of common stock	15,544	155	(155)	-	-	-	-	-
Translation adjustments	-	-	-	-	-	-	(53,188)	(53,188)
Stock-based compensation	-	-	799,741	-	-	-	-	799,741
Net loss	-	-	-	(15,081,012)	-	-	-	(15,081,012)
Balance at December 31, 2018	4,856,213	$48,562	$83,728,904	$(84,826,797)	1,048	$(37,117)	$(24,340)	$(1,110,788)
Issuance of common stock	3,789,487	37,895	6,577,033	-	-	-	-	6,614,928
Conversion of note payable	209,205	2,092	497,908	-	-	-	-	500,000
Issuance of common stock for settlement of accounts payable	30,640	306	98,664	-	-	-	-	98,970
Issuance of vested restricted shares	43,066	431	(431)	-	-	-	-	-
Translation adjustments	-	-	-	-	-	-	68,582	68,582
Stock-based compensation	-	-	224,706	-	-	-	-	224,706
Net loss	-	-	-	(3,844,463)	-	-	-	(3,844,463)
Balance at December 31, 2019	8,928,611	$89,286	$91,126,784	$(88,671,260)	1,048	$(37,117)	$44,242	$2,551,935

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Loss from continuing operations	$(2,792,129)	$(13,167,081)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities– continuing operations:
Depreciation and amortization	703,717	2,599,994
Deferred tax benefit	(177,501)	(1,182,991)
Amortization of right-of-use asset	151,520	-
Accretion of lease liability	10,765	-
Impairment charge	-	8,047,090
Stock-based compensation expense	224,706	799,741
(Recovery) provision for bad debt	(102)	54,397
Write-off of security deposit	-	170,732
Write off of accounts payable	(375,997)	-
Write-off of property and equipment	1,385	51,804
Payment of lease obligations	(164,194)	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	96,050	(175,842)
Prepaid expenses and other current assets	54,170	76,005
Incremental direct costs	(12,461)	124,495
Accounts payable	(431,899	693,321
Accrued expenses	(14,196)	(205,844)
Deferred revenue	(563,570)	(1,392,292)
Deferred rent	-	(42,341)
Other liabilities	-	(52,321)
Net cash used in operating activities– continuing operations	(3,289,736)	(3,601,133)
Net cash used in operating activities – discontinued operations	(3,183,594)	(104,271)
Net cash used in operating activities	(6,473,330)	(3,705,404)

Cash flows from investing activities:
Costs incurred to develop technology	(2,499)	(119,924)
Purchases of property and equipment	(550)	(568)
Net cash used in investing activities– continuing operations	(3,049)	(120,492)
Net cash provided by investing activities – discontinued operations	57,846	192,631
Net cash provided by investing activities	54,797	72,139

Cash flows from financing activities:
Proceeds from the sales of common stock	6,614,928	2,921,867
Proceeds from short-term loan - related party	400,000	500,000
Repayment of short-term loan - related party	(400,000)	-
Proceeds from line of credit - related party	292,882	-
Repayment of line of credit - related party	(292,882)	-
Net cash provided by financing activities – continuing operations	6,614,928	3,421,867
Net cash provided by financing activities - discontinued operations	288,632	-
Net cash provided by financing activities	6,903,560	3,421,867

Effect of exchange rate fluctuations on cash and cash equivalents	42,918	49,093
Net increase (decrease) in cash and cash equivalents	527,945	(162,305)
Cash and cash equivalents, beginning of period	105,670	267,975
Cash and cash equivalents, end of period	$633,615	$105,670

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$8,594	$67,954
Cash paid for interest	$18,819	$-

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

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of China operations are presented in the consolidated income statement as net loss from discontinued operations. On March 19, 2020, Jiangxi PDN Culture Media Co., Ltd. (“Jiangxi PDN”), a company established under the laws of the People’s Republic of China and a variable interest entity (VIE) controlled by Professional Diversity Network, Inc. (“PDN”), issued a Notice of Termination of the Agreement of Acquisition and Equity Transfer. This Notice was exercised under Jiangxi PDN’s unilateral right and was delivered on March 19, 2020. Under the terms of the termination, no additional due diligence shall be completed, any materials shall be returned to the respective owners, and there shall be no breakup fee or penalty associated with this termination. We await confirmation of the Termination, but expect no further involvement in this matter.

2. Going Concern and Management’s Plans

At December 31, 2019, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sales of shares in 2019.

The Company had an accumulated deficit of ($88,671,260) at December 31, 2019. During the year ended December 31, 2019, the Company generated a net loss from continuing operations of ($2,792,129) and used cash in continuing operations of $3,289,736. At December 31, 2019, the Company had a cash balance of $633,615. Total revenues were approximately 5,025,000 and $7,621,000 for the years ended December 31, 2019 and 2018, respectively. The Company had a working capital deficiency from continuing operations of approximately ($2,114,000) and ($3,384,000) at December 31, 2019 and 2018, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is closely monitoring operating costs and capital requirements. Management of the Company also made efforts in 2018 and 2019 to contain and reduce cost, including implementing a new approval process over travel and other expenses, significantly reducing the cash compensation for independent board directors, terminating non-performing employees and eliminating certain positions, and replacing and negotiating with certain vendors. We also sold our Noble Voice business on May 25, 2018 to reduce operating losses and cash burns. If we are still not successful in sufficiently reducing our costs, we may then need to dispose our other assets or discontinue business lines.

From January 9, 2019 to November 15, 2019, the Company sold approximately 3,789,487 shares of its common stock at a purchase price ranging from $1.146 to $3.96 per share, in return of $5,514,601 gross proceeds under several private placements. All of the purchasers are not “U.S. person”, not acting for the account or benefit of “U.S. person”.

On November 15, 2019, an existing shareholder, CFL, purchased an additional 1,142,857 shares of the Company’s Common Stock at a price of $1.75 per share from an existing shareholder. This increases their total ownership stake to 38.5% of the total outstanding, issued shares of the Company.

On March 22, 2020, the Company entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands (“Malven”), in connection with the purchase by Malven of 1,939,237 shares of common stock of the Company (collectively the “Shares”) at a price of $0.7735 per share for gross proceeds of $1,500,000. The closing of the transaction took place on March 30, 2020.

Management believes that its available funds and cash flow from operations may not be sufficient to meet our working capital requirements for the twelve months subsequent to the issuance of our financial statements. In order to accomplish its business plan objectives, the Company will need to either increase revenues or raise capital by the issuance of common stock, or strategic merge and acquisitions. Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the USA freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country strictly. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time.

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

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2019 and 2018, the allowance for doubtful accounts amounted to $20,007 and $10,000, respectively.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. The commissions are deferred and amortized over the term of membership, which is a 12-month period. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. Incremental direct costs amounted to $33,000 and $21,000 at December 31, 2019 and 2018, respectively. Amortization expense of deferred commissions amounted to $65,000 and $239,000 for the years ended December 31, 2019 and 2018, respectively.

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

As a result of the recurring operating losses incurred in NAPW since its acquisition in September 2014, the Company undertook a review of the carrying amount of its goodwill. The Company performed its review based on both qualitative and quantitative factors and determined that carrying value of NAPW’s goodwill exceeded its implied fair value. Accordingly, the Company recorded a goodwill impairment charge of $5,251,000 in the accompanying consolidated statement of operations and comprehensive loss during the year ended December, 31 2018.

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

Membership Fees and Related Services

Membership fees are collected up-front and member benefits become available immediately; however those benefits must remain available over the 12-month membership period. At the time of enrollment, membership fees are recorded as deferred revenue and are recognized as revenue ratably over the 12-month membership period. Members who are enrolled in this plan may cancel their membership in the program at any time and receive a partial refund (amount remaining in deferred revenue) or due to consumer protection legislation, a full refund based on the policies of the member’s credit card company.

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

Deferred Revenue – Deferred revenue includes customer deposits received prior to performing services which are recognized as revenue when revenue recognition criteria are met, and membership fees for annual memberships that are collected at the time of enrollment and are recognized as revenue ratably over the 12-month membership period.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. Direct sales to customers are most typically a twelve-month contract for services and as such the revenue for each contract is recognized ratably over its twelve-month term. Event revenue is recognized in the month that the event takes place and e-commerce sales are for one-month job postings and the revenue from those sales are recognized in the month the sale is made. Our recruitment services mainly consist of the following products:

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

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

China Operations

On November 25, 2019, PDN China received a Seizure Decision Notice (the “Notice”) from the Yuexiu District Branch of the Police Department of Guangzhou City, the People’s Republic of China. The Notice stated that it is necessary to seize the assets of PDN China in connection with the criminal investigation of alleged illegal public fund raising by Gatewang Group (the “Gatewang Case”), a separate company organized under the laws of the People’s Republic of China (“Gatewang”), with which Mr. Maoji (Michael) Wang, the former Chairman and CEO of the Company (“Michael Wang”) is affiliated, who was subsequently held in custody by the local police department.

In response to such events, on December 12, 2019 the Company’s Board of Directors (the “Board”) established the Special Committee to investigate the situation, and retained the international law firm of King & Wood Mallesons (“KWM”) to assist the Special Committee in connection with the Special Committee’s investigation of the Company’s operations in the People’s Republic of China and related events,  in collaboration with the Company’s external auditor Ciro E. Adams CPA LLC. KWM conducted extensive research into public records in China, and interviewed the relevant divisions of the Public Security Bureau in China and any related witnesses in relation to the operations and specific transactions that had some relationship to the Gatewang entities. On April 16, 2020, based upon the information obtained, the investigation team concluded that it did not found any evidence that the Company or PDN China has engaged in the criminal activity of illegal fund-raising as alleged against Gatewang.

The Investigation also revealed that three entities and two individuals (the “Payors”), who appeared to be related to Gatewang, collectively paid RMB 14.25 million to PDN China on behalf of EGBT Foundation Ltd., a private placement investor that purchased 1,265,823 shares of the Company’s common stock (approximately 11.6%) in September 2019 (the “EGBT Transaction”). To the knowledge of the Investigation team, the bank account holding the proceeds of the EGBT Transaction is still frozen by the Chinese authorities, although the seizure of PDN China by the local police had been lifted on March 23, 2020. Such funds may continue to be subject to the PRC government’s jurisdiction if the source of funds is actually (or perceived to be) connected to Gatewang, which will likely complicate the decision by the Chinese authorities to unfreeze PDN China’s bank account. If and when the bank account is unfrozen, the Company will consider whether the EGBT Transaction needs to be unwound or further documented to be in full compliance with applicable law.

The Company’s operations in China have been suspended since December 2019. On March 4, 2020 the Board decided to discontinue all of the Company’s operations in the People’s Republic of China, namely PDN (China) International Culture Development Co. Ltd., a wholly owned subsidiary of the Company, Jiangxi PDN Culture Media Co., Ltd. (“PDN Jiangxi”), a variable interest entity controlled by of the Company, and the joint venture between PDN Jiangxi, Guangzhou Zengcheng District Zhili Education Training Center and Guangzhou Angye Education Consulting Co. Ltd.

All historical operating results for its China operations are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. For the year ended December 31, 2019, loss from discontinued operations was approximately ($1,256,000) compared to a loss of ($1,405,000) for the year ended December 31, 2018.

Assets and liabilities of China operations are now included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. As of December 31, 2019, current assets from discontinued operations were approximately $76,000, compared to approximately $1,392,000 as of December 31, 2018, and long-term assets from discontinued operations were approximately $3,109,000 at December 31, 2019, compared to approximately $298,000 as of December 31, 2018. As of December 31, 2019, current liabilities from discontinued operations were approximately $564,000, compared to approximately $1,006 as of December 31, 2018.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noble Voice

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

All historical operating results for Noble Voice are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. For the year ended December 31, 2019, income from discontinued operations was approximately $204,000, compared to a loss of approximately $509,000 for the year ended December 31, 2018.

Assets and liabilities that the Company retained, which were previously reported in the Noble Voice operating segment, are now included in current assets from discontinued operations, and current liabilities from discontinued operations. As of December 31, 2019, current assets from discontinued operations were $0, compared to approximately $126,000 as of December 31, 2018. As of December 31, 2019, current liabilities from discontinued operations were $0, compared to approximately $347,000 as of December 31, 2018.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, as presented in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Revenues	$107,584	$3,207,415

Cost of sales	33,803	1,627,759

Depreciation and amortization	16,626	52,691
Sales and marketing	315,713	1,296,953
General and administrative	842,667	2,472,241
Non-operating income (expense)	195,593	65,781
Loss from discontinued operations before income tax	(905,632)	(2,176,448
Income tax expense (benefit)	146,702	(262,517)
Net loss from discontinued operations	$(1,052,334)	$(1,913,931)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the years ended December 31, 2019 and 2018, the Company incurred advertising and marketing expenses of approximately $649,000 and $1,375,000, respectively. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations. At December 31, 2019 and 2018, there were no prepaid advertising expenses recorded in the accompanying consolidated balance sheets.

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

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2013 through 2019.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2019.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2019 and 2018 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	2019	2018
Warrants to purchase common stock	125,000	170,314
Stock options	295,793	499,439
Unvested restricted stock	27,319	60,651
	448,112	730,404

Recently Issued Accounting Pronouncements

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

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

Property and Equipment is as follows:

	December 31,
	2019	2018
Computer hardware	$100,116	$102,040
Furniture and fixtures	24,425	24,425
Leasehold improvements	111,076	111,076
	235,617	237,541
Less: Accumulated depreciation	(214,429)	(181,808)
	$21,188	$55,733

Assets abandoned or disposed	$1,385	51,804

Depreciation expense for the years ended December 31, 2019 and 2018 was $33,711 and $74,150, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

5. Capitalized Technology

Capitalized Technology, net is as follows:

	December 31,
	2019	2018
Capitalized cost:
Balance, beginning of period	$2,163,044	$2,043,122
Additional capitalized cost	2,501	119,924
Balance, end of period	$2,165,545	$2,163,046

Accumulated amortization:
Balance, beginning of period	$1,968,213	$1,889,741
Provision for amortization	101,448	78,472
Balance, end of period	$2,069,661	$1,968,213
Capitalized Technology, net	$95,884	$194,833

Amortization expense of $101,448 and $78,472 for the years ended December 31, 2019 and 2018, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

6. Intangible Assets

In fourth quarter of 2018, the Company undertook a review of the carrying amount of its long-lived intangible assets. The Company performed its review based on both qualitative and quantitative factors and determined that carrying value of long-lived intangible assets exceeded its implied fair value, and as of December 31, 2018 recorded impairment charge of $2,796,000.

Intangible assets, net is as follows:

December 31, 2019	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,768,971)	$361,985
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,746,624)	361,985
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$452,385

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,692,764)	$438,192
Paid Member Relationships	5	803,472	(758,972)	44,500
Member Lists	5	8,086,181	(7,638,331)	447,850
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,178,067)	930,542
Indefinite-lived intangible assets:
Trade Name				90,400

Intangible assets, net				$1,020,942

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2020	$62,954
2021	62,954
2022	62,954
Thereafter	173,123
$361,985

	2019	2018
Impairment charge on NAPW	$-	$2,796,391

Amortization expense of $568,558 and $2,447,372 for the years ended December 31, 2019 and 2018, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

7. Goodwill

Goodwill is summarized as follows:

	2019	2018
Balance at January 1,	$339,451	$5,590,150
Impairment charge on NAPW	-	(5,250,699)
Balance at December 31,	$339,451	$339,451

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

9. Revolving Credit Facility – Related Party

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech Holdings Public Limited Company (GNet), “), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. On January 14, 2019, the Company drew $293,000 under this facility and repaid it on June 7, 2019. At December 31, 2019, the Company did not have any outstanding debt under this facility.

At March 31, 2020, approximately $2,000,000 was available for us to draw.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

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

As of December 31, 2019, right of use assets were $93,251, and current lease obligations were $105,083.

Rent expense, amounting to $433,999 and $498,232 for the years ended December 31, 2019 and 2018, respectively, is included in general and administrative expense in the consolidated statements of operations.

PDN China’s bank account with balance of approximately $2,987,939 was frozen by Guangzhou Police due to Gatewang Case.

Legal Proceedings

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC v. Professional Diversity Network, Inc., No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. The four-count complaint in the Federal Action alleged that White Winston is entitled to recover compensatory damages of $1,708,233, plus attorneys’ fees, treble damages and other amounts. White Winston served the complaint on July 12, 2018, and the Company moved to dismiss the entire action for failure to state a claim. On October 15, 2018, prior to addressing the motion to dismiss, the Court issued an order noting that White Winston (which is a limited liability company) had failed to allege the citizenship of its members and ordered White Winston to show cause that complete diversity exists between the parties and that the Court had jurisdiction. On October 23, 2018, White Winston dismissed the Federal Action without prejudice. On December 18, 2018, White Winston filed a complaint in Massachusetts Superior Court in Suffolk County in Boston alleging the same claims and rights to relief as in the Federal Action. The Company has moved to once again to dismiss the complaint in its entirety for failure to state a claim. The entire motion package, comprised of the Company’s motion to dismiss and accompanying memorandum, White Winston’s opposition, and the Company’s reply brief, were filed with the court on Monday, March 25, 2019. This motion was not granted. We have since then substantially completed all of the discovery process and will begin expert witness disclosures. The Company denies liability for all claims.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW Case index No. LT-000421/2018, with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord is suing NAPW for the balance of the rent due under the Lease Term. The case is currently being litigated, and we are currently in the fact damages phase of the litigation.

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. The potential financial impact on the Company is still uncertain at this point.

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

At the closing of the CFL Transaction, the Company entered into a Stockholders’ Agreement, dated November 7, 2016 (the “Stockholders’ Agreement”) with CFL and each of its shareholders: Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Kou (the “CFL Shareholders”). The Stockholders’ Agreement sets forth the agreement of the Company, CFL and the CFL Shareholders relating to board representation rights, transfer restrictions, standstill provisions, voting, registration rights and other matters following the closing of the Share Issuance and Sale (see Note 13).

On November 15, 2019, CFL purchased additional 1,142,857 shares of the Company’s common stock for $1.75 per share for gross proceeds of $2,000,000 from an existing shareholder.

12. Employment Agreement

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

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of December 31, 2019, the Company had 8,934,168 shares of common stock outstanding.

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

On August 5, 2019, the Company entered into a Stock Purchase Agreement with one purchaser Ms. Yingling Wu (the “Purchaser Wu”), pursuant to which the Purchaser Wu agreed to purchase 1,142,857 shares (the “Shares”) of the Company’s common stock for $1.75 per share for gross proceeds of $2,000,000 (the “Purchase Price”). This transaction was closed on August 6, 2019. Wu’s shares were further transferred to CFL on November 15,2019, which increased its total ownership stake to 38.5% of the total outstanding, issued shares of the Company.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2019 and 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2019	499,439	$6.94	9.0	$-
Granted	30,000	2.23
Exercised	-	-
Forfeited or Canceled	(233,646)	3.87
Outstanding – December 31, 2019	295,793	$8.88	7.5	$-

Exercisable – December 31, 2019	275,793	9.37	7.4	$-

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding – January 1, 2018	246,564	$11.17	9.1	$-
Granted	253,000	2.82
Exercised	-	-
Forfeited or Canceled	(125)	27.6
Outstanding – December 31, 2018	499,439	$6.94	9.0	$-

Exercisable – December 31, 2018	251,272	8.49	8.8	$-

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 11, 2019, the Company granted 30,000 stock options to CFO Adam He, in connection with his employment agreement. These options had an aggregate fair value of $53,400, using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.44%
Expected dividend yield	0.00%
Expected volatility	102.71%
Expected term	5.75 years

The March 11, 2019 options granted are exercisable at an exercise price of $2.23 over a ten-year term and vest over two years, with one-third vested upon grant.

The Company recorded non-cash compensation expense of approximately $24,000 and $659,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively, pertaining to stock options.

Total unrecognized compensation expense related to unvested stock options at December 31, 2019 amounts to approximately $21,000 and is expected to be recognized over a remaining weighted average period of 1.2 years.

Warrants

As of December 31, 2019 and 2018, there were 125,000 warrants outstanding and exercisable, with a weighted average exercise price of $20.00 per share, and 170,314 warrants outstanding and exercisable, with a weighted average exercise price of $32.44 per share, respectively. The weighted average remaining contractual life of the warrants outstanding and exercisable at December 31, 2019 and 2018 was 2.0 and 2.6 years, respectively, and the aggregate intrinsic value was $0.

Restricted Stock

A summary of restricted stock activity for the year ended December 31, 2019 is as follows:

Number of Shares
Unvested - December 31, 2018	60,651
Granted	47,568
Vested	(67,035)
Forfeited or Canceled	(13,865)
Unvested – December 31, 2019	27,319

During the year ended December 31, 2019, the Company granted 46,402 restricted stock units (“RSUs”) to certain Board members and 1,166 RSUs to CFO Adam He. The RSUs granted to Board members vest one year after they were awarded (with the ex, subject to continued service on the vesting date), and the RSUs granted to CFO Adam He vested immediately. The RSUs have no voting or dividend rights. The fair value of the common stock on the dates of grant were $3.09 and $3.32 per share, based upon the closing market price on the grant dates. The aggregate grant date fair value of the combined awards amounted to $156,000.

The Company recorded non-cash compensation expense of $201,000 and $141,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively, pertaining to restricted stock.

Total unrecognized compensation expense related to unvested restricted stock at December 31, 2019 amounts to $14,000 and is expected to be recognized over a weighted average period of 0.1 year.

15. Income Taxes

The Company has the following net deferred tax assets and liabilities at December 31, 2019 and 2018:

	December 31,
	2019	2018
Goodwill and intangible assets	$(44,715)	$(183,082)
Developed technology	(25,985)	(53,384)
Derivative liability	(112,564)	(113,811)
Property and equipment	18,399	12,140
Other deferred tax assets	42,678	44,654
Settlements	150,290	191,781
Stock based compensation	331,731	403,587
Net operating loss	7,161,406	6,843,840
Valuation allowance	(7,742,494)	(7,543,369)
Net deferred tax liability	$(221,254)	$(397,644)

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit for income taxes for the years ended December 31, 2019 and 2018 consists of the following:

	Year Ended December 31,
	2019	2018
Federal:
Current provision	$-	$-
Deferred provision (benefit)	(134,163)	(1,057,488)
	(134,163)	(1,057,488)
State:
Current provision	$-	$-
Deferred provision (benefit)	(43,338)	(296,047)
	(43,338)	(296,047)
Foreign:
Current provision	$-	$-
Deferred provision (benefit)	-	-
	-	-

Income tax expense (benefit)	$(177,501)	$(1,353,535)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018
Expected federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.1%	6.4%
Impairment charge	0.0%	-8.6%
Valuation allowance	-13.5%	-8.0%
Permanent items	-0.1%	0.0%
Rate change	-2.6%	0.4%
Other	-4.9%	-1.5%
	6.0%	9.7%

The valuation allowance at December 31, 2019 was approximately $7,742,000. The net change in the valuation allowance during the year ended December 31, 2019 was an increase of approximately $199,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2019.

At December 31, 2019, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $26,426,000. Of this amount, $20,476,000 expires between 2034 and 2038, and $5,950,000 has an indefinite carryforward period. Certain tax attributes are subject to an annual limitation as a result of changes in ownership as defined under Internal Revenue Code Section 382. The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the U.S. include New York, Illinois and California.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segment Information

Beginning on May 26, 2018, the Company operated in the following segments: (A) United States: (i) PDN Network and (ii) NAPW Network, (B) China Operations, and (C) Corporate Overhead. The segments are categorized based on their business activities and organization. Prior to May 26, 2018, the Company operated in the following segments: (A) United States: (i) PDN Network, (ii) NAPW Network, (iii) Noble Voice, (B) China Operations, and (C) Corporate Overhead. On March 4, 2020, the Company’s Board of Directors decided to suspend all China operations. As of December 31, 2019, the Company operated in the following segments: (i) NAPW Network, (ii) PDN Network and (iii) Corporate Overhead. Accordingly, all financial results for Noble Voice and China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information of the Company’s reportable segments as of and for the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019
	PDN Network	NAPW Network	Corporate Overhead	Consolidated

Membership fees and related services	$-	$2,428,060	$-	$2,428,060
Recruitment services	2,450,742	-	-	2,450,742
Products sales and other	-	5,644	-	5,644
Consumer advertising and marketing solutions	140,766	-	-	140,766
Total revenues	2,591,508	2,433,704	-	5,025,212
Loss from continuing operations	(357,067)	(272,528)	(2,366,540)	(2,996,135)
Depreciation and amortization	62,064	641,653	-	703,717
Income tax expense (benefit)	(162,281)	46,778	(61,998)	(177,501)
Net loss from continuing operations	(168,281)	(319,306)	(2,304,542)	(2,792,129)

	At December 31, 2019
Goodwill	$339,451	$-	$-	$339,451
Intangible assets, net	90,400	361,985	-	$452,385
Assets from continuing operations	2,151,734	1,254,693	-	3,406,427

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2018
	PDN Network	NAPW Network	Corporate Overhead	Consolidated

Membership fees and related services	$-	$4,766,798	$-	$4,766,798
Recruitment services	2,571,935	-	-	2,571,935
Products sales and other	-	19,239	-	19,239
Consumer advertising and marketing solutions	262,946	-	-	262,946
Total revenues	2,834,881	4,786,037	-	7,620,918
Loss from continuing operations	(150,810)	(10,775,648)	(3,612,228)	(14,538,686)
Depreciation and amortization	65,479	2,534,515	-	2,599,994
Income tax expense (benefit)	2,796	(1,004,453)	(351,878)	(1,353,535)
Net (loss) income from continuing operations	(135,536)	(9,771,195)	(3,260,350)	(13,167,081)
Capital expenditures	-	568	-	568

	At December 31, 2018
Goodwill	$339,451	$-	$-	$339,451
Intangible assets, net	90,400	930,543	-	1,020,943
Assets from continuing operations	1,654,346	1,970,594		3,624,940

18. Employee benefit plans

The Company’s employee benefit plans currently consist of a defined contribution plan for all U.S. employees. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. regular, full-time employees are eligible to participate in the Professional Diversity Network Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code.  Under the Professional Diversity Networks Inc. 401(k) Plan, employees are eligible to participate after meeting eligibility requirements and employees are always fully vested in their own contributions.  The Company currently does not make any matching contributions.

19. Subsequent Events

On March 11, 2020, the World Health Organization declared the outbreak of the COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. Similar to many businesses in the travel sector the Company’s business has been materially adversely impacted by the recent COVID-19 outbreak and associated restrictions on travel that have been implemented. After Illinois placed ‘stay-at-home’ order effective March 21, 2020, the Company temporarily put all employees work remotely and cancelled several events. This has had a materially adverse impact on the Company’s cash flows from operations and caused a liquidity crisis.

The Company is currently seeking sources of capital to help fund its business operations during the COVID-19 crisis such as the Paycheck Protection Program.

On March 22, 2020, the Company entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands (“Malven”), in connection with the purchase by Malven of 1,939,237 shares of common stock of the Company (collectively the “Shares”) at a price of $0.7735 per share for gross proceeds of $1,500,000. The closing of the transaction took place on March 30, 2020.

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued for potential recognition or disclosure. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Stock Purchase Agreement

Not applicable.

Employment Agreement

Not applicable.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2020.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: May 1, 2020	By:	/s/ Xin (Adam) He
	Name:	Xin (Adam) He
	Title:	Interim Chief Executive Officer and Chief Financial Officer (On behalf of the Registrant and as principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xin (Adam) He, and his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated as of May 1, 2020.

/s/ Xin (Adam) He
Xin (Adam) He
Interim Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer) and Director

/s/ Courtney C. Shea
Courtney C. Shea
Director

/s/ Hao Zhang
Hao Zhang
Chair of Board, Director

/s/ Lida Fang
Lida Fang Director

/s/ Michael Belsky
Michael Belsky
Director

/s/ Haibin Gong
Haibin Gong
Director

59