Form 10-Q
period 2020-03-31
Professional Diversity Network, Inc.
filed 2020-05-20
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
Yes [  ] No [X]

There were 10,925,859 shares outstanding of the registrant’s common stock as of May 20, 2020.

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

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors” of our 2019 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

2

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2020	December 31, 2019
	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,555,203	$633,615
Accounts receivable, net	287,354	720,750
Incremental direct costs	26,119	33,258
Prepaid expense and other current assets	307,182	240,763
Current assets from discontinued operations	31,182	75,996
Total current assets	2,207,040	1,704,382

Property and equipment, net	13,905	21,188
Capitalized technology, net	74,752	95,884
Goodwill	339,451	339,451
Intangible assets, net	433,333	452,385
Right-of-use assets	54,149	93,251
Merchant reserve	760,849	760,849
Security deposits	15,033	15,033
Long-term assets from discontinued operations	2,882,887	3,109,200
Total assets	$6,781,399	$6,591,623

Current Liabilities:
Accounts payable	$983,713	$796,137
Accrued expenses	1,031,165	654,169
Deferred revenue	1,549,165	1,699,001
Lease liability, current portion	60,910	105,083
Current liabilities from discontinued operations	322,709	564,044
Total current liabilities	3,947,662	3,818,434

Deferred tax liability	215,345	221,254
Total liabilities	4,163,007	4,039,688

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,922,021 shares and 8,928,611 shares issued as of March 31 2020 and December 31, 2019, and 10,920,973 and 8,927,563 shares outstanding as of March 31, 2020 and December 31, 2019	109,209	89,286
Additional paid in capital	92,625,541	91,126,784
Accumulated other comprehensive income	84,115	44,242
Accumulated deficit	(90,163,356)	(88,671,260)
Treasury stock, at cost; 1,048 shares at March 31, 2020 and December 31, 2019	(37,117)	(37,117)
Total stockholders’ equity	2,618,392	2,551,935
Total liabilities and stockholders’ equity	$6,781,399	$6,591,623

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Membership fees and related services	$383,831	$794,539
Recruitment services	566,687	474,260
Products sales and other	1,431	2,812
Consumer advertising and marketing solutions	30,348	35,716
Total revenues	982,297	1,307,327

Costs and expenses:
Cost of revenues	173,477	183,659
Sales and marketing	524,969	695,767
General and administrative	1,660,854	1,077,900
Depreciation and amortization	52,001	217,183
Total costs and expenses	2,411,301	2,174,509

Loss from continuing operations	(1,429,004)	(867,182)

Other income (expense)
Interest expense	-	(2,583)
Interest and other income	664	-
Other income (expense), net	664	(2,583)

Loss before income tax benefit	(1,428,340)	(869,765)
Income tax benefit	(5,909)	(65,633)
Loss from continuing operations	(1,422,431)	(804,132)
Loss from discontinued operations	(69,665)	(355,237)
Net loss	$(1,492,096)	$(1,159,369)

Other comprehensive loss:
Net loss	$(1,492,096)	$(1,159,369)
Foreign currency translation adjustment	39,873	23,035
Comprehensive loss:	$(1,452,223)	$(1,136,334)

Basic and diluted loss per share:
Continuing operations	$(0.16)	$(0.16)
Discontinued operations	$(0.01)	$(0.07)
Net loss	$(0.17)	$(0.23)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	8,969,475	4,969,230

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(1,422,431)	$(804,132)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	52,001	217,184
Deferred tax benefit	(5,909)	(66,844)
Amortization of right-of-use asset	39,102	38,003
Accretion of lease liability	1,469	2,568
Stock-based compensation expense	18,680	8,289
Write-off of property and equipment	-	581
Litigation settlement reserve	450,000	-
Payment of lease obligations	(45,642)	(44,210)
Changes in operating assets and liabilities, net of effects of discontinued operations:	-	-
Accounts receivable	433,396	370,877
Prepaid expenses and other current assets	(66,419)	(117,950)
Incremental direct costs	7,139	(27,357)
Accounts payable	187,576	(145,584)
Accrued expenses	(73,004)	(52,235)
Deferred revenue	(149,836)	(206,913)
Net cash used in operating activities - continuing operations	(573,878)	(827,723)
Net cash provided by operating activities - discontinued operations	15,573	365,445
Net cash used in operating activities	(558,305)	(462,278)

Cash flows from investing activities:
Costs incurred to develop technology	(3,700)	-
Purchases of property and equipment	(834)	-
Net cash used in investing activities - continuing operations	(4,534)	-
Net cash used in investing activities - discontinued operations	(171)	(3,640)
Net cash provided used in investing activities	(4,705)	(3,640)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,500,000	372,896
Repayment of note payable - related party	-	(292,882)
Proceeds from line of credit - related party	-	292,882
Net cash provided by financing activities - continuing operations	1,500,000	372,896
Net cash provided by financing activities	1,500,000	372,896

Effect of exchange rate fluctuations on cash and cash equivalents	(15,402)	20,649
Net increase (decrease) in cash and cash equivalents	936,990	(93,022)
Cash, cash equivalents, beginning of period	633,615	105,670
Cash and cash equivalents, end of period	1,555,203	33,297

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$6,966

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2020	8,928,611	$89,286	$91,126,784	$(88,671,260)	1,048	$(37,117)	$44,242	$2,551,935

Sale of common stock	1,939,237	19,392	1,480,608	-	-	-	-	1,500,000
Issuance of common stock	53,125	531	(531)	-	-	-	-	-
Share-based compensation	-	-	18,680	-	-	-	-	18,680
Translation adjustments	-	-	-	-	-	-	39,873	39,873
Net loss	-	-	-	(1,492,096)	-	-	-	(1,492,096)
Balance at March 31, 2020	10,920,973	$109,209	$92,625,541	$(90,163,356)	1,048	$(37,117)	$84,115	$2,618,392

			Additional
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2019	4,856,213	$48,562	$83,728,903	$(84,826,796)	1,048	$(37,117)	$(24,340)	$(1,110,788)

Sale of common stock	203,963	2,040	370,856	-	-	-	-	372,896
Share-based compensation	-	-	8,289	-	-	-	-	8,289
Translation adjustments	-	-	-	-	-	-	23,035	23,035
Net loss	-	-	-	(1,159,369)	-	-	-	(1,159,369)
Balance at March 31, 2019	5,060,176	$50,602	$84,108,048	$(85,986,165)	1,048	$(37,117)	$(1,305)	$(1,865,937)

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Description of Business

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Form 10-K.

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

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of China operations are presented in the condensed consolidated statements of operations and comprehensive loss as net loss from discontinued operations. On March 19, 2020, Jiangxi PDN Culture Media Co., Ltd. (“Jiangxi PDN”), a company established under the laws of the People’s Republic of China and a variable interest entity (VIE) controlled by Professional Diversity Network, Inc. (“PDN”), issued a Notice of Termination of the Agreement of Acquisition and Equity Transfer (the “Termination”). This Notice was exercised under Jiangxi PDN’s unilateral right and was delivered on March 19, 2020. Under the terms of the Termination, no additional due diligence shall be completed, any materials shall be returned to the respective owners, and there shall be no breakup fee or penalty associated with this Termination. We expect no further involvement in this matter.

2. Going Concern and Management’s Plans

At March 31, 2020, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the first quarter of 2020.

The Company had an accumulated deficit of ($90,163,356) at March 31, 2020. During the three months ended March 31, 2020, the Company generated a net loss from continuing operations of ($1,422,000) and used cash in continuing operations of $574,000. At March 31, 2020, the Company had a cash balance of $1,555,000. Total revenues were approximately $982,000 and $1,307,000 for the three months ended March 31, 2020 and 2019. The Company had a working capital deficiency from continuing operations of approximately ($1,741,000) and ($2,114,000) at March 31, 2020 and December 31, 2019. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations may not be sufficient to meet our working capital requirements for the twelve month period subsequent to the issuance of our financial statements. In order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, raising capital through the issuance of common stock, or through a strategic merger or acquisition. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the USA freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country strictly. We need to get approval from Chinese government to move money from China to the U.S. which might take extra time.

On March 22, 2020, the Company entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands, in connection with the purchase of 1,939,237 shares of common stock of the Company at a price of $0.7735 per share for gross proceeds of $1,500,000. The closing of the transaction took place on March 31, 2020.

3. Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future intervening events. Accordingly, the actual results could differ significantly from estimates.

Significant estimates underlying the financial statements include the fair value of acquired assets and liabilities associated with acquisitions; the assessment of goodwill for impairment, intangible assets and long-lived assets for impairment; allowances for doubtful accounts and assumptions related to the valuation allowances on deferred taxes, impact of applying the revised federal tax rates on deferred taxes, the valuation of stock-based compensation and the valuation of stock warrants.

Cash Equivalents - The Company considers cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2020 and December 31, 2019, the allowance for doubtful accounts amounted to $47,639 and $20,007.

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. Incremental direct costs associated with the PDN Network consists of commissions paid to third-party agencies. Commissions associated with the NAPW Network are deferred and amortized over the term of the membership, which is a 12-month period and agency commissions associated with the PDN Network are deferred and amortized over the membership service period. Total incremental direct costs related to the NAPW and PDN Network amounted to $29,000 and $32,000 during the three months ended March 31, 2020 and 2019.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period.

Capitalized Technology Costs - In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are amortized over the estimated useful lives of the software assets on a straight-line basis, generally not exceeding three years.

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

The Company’s operations in China have been suspended since December 2019. On March 4, 2020 the Board decided to discontinue all of the Company’s operations in the People’s Republic of China, namely PDN (China) International Culture Development Co. Ltd., a wholly owned subsidiary of the Company, Jiangxi PDN Culture Media Co., Ltd. (“PDN Jiangxi”), a variable interest entity controlled by of the Company, and the joint venture between PDN Jiangxi, Guangzhou Zengcheng District Zhili Education Training Center and Guangzhou Angyue Education Consulting Co. Ltd.

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying statement of operations. For the three months ended March 31, 2020, loss from discontinued operations was approximately ($70,000) compared to a loss from discontinued operations of ($355,000) for the three months ended March 31, 2019.

Assets and liabilities of China operations are now included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. As of March 31, 2020, current assets from discontinued operations were approximately $31,000, compared to approximately $76,000 as of December 31, 2019, and long-term assets from discontinued operations were approximately $2,883,000 at March 31, 2020, compared to approximately $3,109,000 as of December 31, 2019. As of March 31, 2020, current liabilities from discontinued operations were approximately $323,000, compared to approximately $564,000 as of December 31, 2019.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, as presented in the statements of operations and comprehensive loss for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Revenues	$-	$39,178

Cost of Sales	7,356	16,598
Depreciation and amortization	-	4,239
Sales and marketing	1,695	84,980
General and administrative	60,614	283,048
Non-operating income (expense)	-	(5,550)
Loss from discontinued operations before income tax	(69,665)	(355,237)
Income tax expense (benefit)	-	-
Net loss from discontinued operations	$(69,665)	$(355,237)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 2020 and 2019, the Company incurred advertising and marketing expenses of approximately $158,000 and $137,000. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At March 31, 2020 and December 31, 2019, there were no prepaid advertising expenses recorded in the accompanying balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2016 through 2019.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2020.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2020 and 2019 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2020	2019

Warrants to purchase common stock	125,000	170,314
Stock options	39,126	409,126
Unvested restricted stock units	-	83,057
Unvested restricted stock	-	4,886
Total dilutive securities	164,126	667,383

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (ASU 2019-02): Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and by clarifying and amending existing guidance in order to improve consistent application of and simplify GAAP for other areas of Topic 740. ASU 2019-12 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the adoption of this pronouncement guidance.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modification and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of this ASU on its condensed consolidated financial statements.

4. Capitalized Technology

Capitalized Technology, net is as follows:

	March 31, 2020	December 31, 2019
Capitalized cost:
Balance, beginning of period	$2,165,545	$2,163,044
Additional capitalized cost	3,700	2,501
Balance, end of period	2,169,245	2,165,545

Accumulated amortization:
Balance, beginning of period	$2,087,886	$1,968,213
Provision for amortization	6,607	101,448
Balance, end of period	2,094,493	2,069,661
Capitalized Technology, net	74,752	95,884

For the three months ended March 31, 2020 and 2019, amortization expense was $6,605 and $25,000, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

5. Intangible Assets

Intangible assets, net was as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
March 31, 2020	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,788,023)	$342,933
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,765,676)	342,933
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$433,333

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2019	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,768,971)	$361,985
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,746,624)	361,985
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$452,385

As of March 31, 2020, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2020	$57,155
2021	76,207
2022	76,207
2023	76,207
2024 and thereafter	57,157
$342,933

For the three months ended March 31, 2020 and 2019, amortization expense was $19,052 and $183,000, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

6. Revolving Credit Facility – Related Party

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech Holdings Public Limited Company (GNet), “), that matures on May 31, 2020, under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. On January 14, 2019, the Company drew $293,000 under this facility and repaid it on June 7, 2019. At December 31, 2019, the Company did not have any outstanding debt under this facility. At March 31, 2020, the Company did not have any outstanding debt under this facility and does not intend to draw under it until its expiration.

7. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

As of March 31, 2020, right of use assets were $54,149 and current lease obligations were $60,910.

PDN China’s bank account with balance of approximately $2,987,939 was frozen by Guangzhou Police due to Gatewang Case. The Company has classified this entire cash balance as a long-term asset presented in discontinued operations.

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding.

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

9. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of March 31, 2020, the Company had 10,920,973 shares of common stock outstanding.

On March 22, 2020, the Company entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands, in connection with the purchase of 1,939,237 shares of common stock of the Company at a price of $0.7735 per share for gross consideration of $1,500,000. The closing of the transaction took place on March 31, 2020.

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

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2020 and 2019:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2020	295,793	$8.88	7.5	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(256,667)	9.28	-
Outstanding - March 31, 2020	39,126	$6.27	8.1	$-

Exercisable at March 31, 2020	29,126	$7.65	7.8	$-

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2019	499,439	$6.94	$9.0	$-
Granted	30,000	2.23	-
Exercised	-	-	-
Forfeited	(120,313)	2.88	-
Outstanding - March 31, 2019	409,126	$7.78	8.4	$80,520

Exercisable at March 31, 2019	330,959	$9.01	8.2	$32,710

During the three months ended March 31, 2020, vested stock options of 256,667 with a weighted average exercise price of $9.28 were forfeited Total unrecognized pre-tax stock-based compensation expense related to unvested stock options at March 31, 2020 was $16,321, which is expected to be recognized through the first quarter of 2021.

Warrants

As of March 31, 2020 and December 31, 2019, 125,000 warrants were outstanding and exercisable with an exercise price of $20.00 per share. The aggregate intrinsic value was $0 and the warrants are scheduled to expire on December 27, 2021.

Restricted Stock

As of March 31, 2020 and 2019, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2020	27,319
Granted	-
Forfeited	-
Vested	(27,319)
Outstanding - March 31, 2020	-

Number of
Shares
Outstanding - January 1, 2019	60,651
Granted	8,090
Forfeited	(22,730)
Vested	-
Outstanding - March 31, 2019	46,011

During the three months ended March 31, 2020, 27,319 in restricted stock vested. Additionally, the Company recorded non-cash pre-tax stock-based compensation expense of $0 and $3,000 for the three months ended March 31, 2020 and March 31, 2019, as a component of general and administrative expenses in the accompanying statements of operations, pertaining to restricted stock.

Total unrecognized pre-tax stock-based compensation expense related to unvested restricted stock at March 31, 2020 was $0.

11. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended March 31, 2020 and 2019, the Company recorded a benefit for income tax of $5,900 and $66,000. The decrease in income tax benefit during the current period was primarily due to a reduction in discrete tax item associated with stock-based compensation expense in addition to a reduction in our valuation allowance

The valuation allowance at March 31, 2020 was approximately $7,701,000. The net change in the valuation allowance during the three months ended March 31, 2020 was a decrease of approximately $41,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2020.

12. Segment Information

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

The following tables present key financial information of the Company’s reportable segments as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
	PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$383,831	$-	$383,831
Recruitment services	566,687	-	-	566,687
Products sales and other	-	1,431	-	1,431
Consumer advertising and marketing solutions	30,348	-	-	30,348
Total revenues	597,035	385,262	-	982,297
Loss from continuing operations	(150,024)	(68,110)	(1,210,870)	(1,429,004)
Depreciation and amortization	14,675	37,326	-	52,001
Income tax benefit	(951)	(407)	(4,551)	(5,909)
Net loss from continuing operations	(148,409)	(67,703)	(1,206,319)	(1,422,431)

	As of March 31, 2020
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	342,933	-	433,333
Assets from continuing operations	2,625,138	1,242,192	-	3,867,330

	Three Months Ended March 31, 2019
	PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$794,539	$-	$794,539
Recruitment services	474,260	-	-	474,260
Products sales and other	-	2,812	-	2,812
Consumer advertising and marketing solutions	35,716	-	-	35,716
Total revenues	509,976	797,351	-	1,307,327
Loss from continuing operations	(171,416)	(107,731)	(587,975)	(867,122)
Depreciation and amortization	15,741	201,442	-	217,183
Income tax benefit	(8,129)	(13,135)	(44,369)	(65,633)
Net loss from continuing operations	(160,924)	(99,602)	(543,606)	(804,132)

	As of December 31, 2019
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	361,985	-	452,385
Assets from continuing operations	2,151,734	1,254,693	-	3,406,427

13. Subsequent Events

The CARES Act was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program (“PPP”) that provides for under the Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves, rent, utilities and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the eight-week period following the funding of the PPP loan. The Company applied for the PPP loan and on May 5, 2020, the Company received total proceeds of $651,077 from the SBA. In accordance with the loan forgiveness requirements under the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus the Company anticipates that 100% of the loan will be forgiven.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2019 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Forward-Looking Statements” section of this MD&A and Item 1A. Risk Factors of our 2019 Form 10-K for a discussion of these risks and uncertainties.

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

During the three months ended March 31, 2020 our PDN Network and NAPW Network businesses represented 61% and 39% of our revenues. As of March 31, 2020, we had approximately 10.8 million registered users in our PDN Network and approximately 948,000 registered users, or members, in the NAPW Network. Included in 948,000 NAPW Network registered users, there were 5,000 and 9,000 paid members as of March 31, 2020 and 2019. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers.

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

Impact of COVID-19

The outbreak of the novel coronavirus (COVID-19) has resulted and will continue to result in disruptions to our business and operations. In March 2020, we began to experience reductions in new memberships and enrollment renewals due to COVID-19 as customers deferred our services due to financial and economic concerns. Additionally, revenues associated with our events business may be delayed or cancelled due to social distancing measures currently in place as well as travel restrictions. General business and customer financial uncertainty may negatively impact new and existing customers that could result in a reduction in expected revenues and an increase in certain costs.

We are focused on ensuring that our employees are safe and transitioned our workforce to work from home. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration, severity and spread of the pandemic, related restrictions on travel and transportation and other actions that may be taken by governmental authorities are uncertain and cannot be predicted.

We believe that our existing cash balances will provide us the necessary capital to navigate the COVID-19 pandemic.

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

The following table sets forth the number of registered users as of the periods presented:

	As of March 31,		Change
	2020	2019	(Percent)
	(in thousands)
PDN Network Registered Users (1)	10,826	10,695	1.2%
NAPW Network Total Membership (2)	948	952	-0.4%

(1) The number of registered users may be higher than the number of actual users due to various factors. For more information, see “Risk Factors page #17 —The reported number of our registered users is higher than the number of actual individual users, and a substantial majority of our visits are generated by a minority of our users” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report” as filed with the SEC on May 4, 2020).

(2) Includes both Paid Members and Unpaid Members. There were 5,000 and 9,000 Paid Members as of March 31, 2020 and 2019.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three months ended March 31, 2020 and 2019, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Loss from Continuing Operations	$(1,422)	$(804)
Stock-based compensation	19	8
Litigation settlement reserve	450	-
Depreciation and amortization	52	217
Interest expense	-	3
Interest and other income	1	-
Income tax benefit	(6)	(66)
Adjusted EBITDA	$(906)	$(642)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$384	$794	$(410)	-51.6%
Recruitment services	567	474	93	19.6%
Products sales and other	1	3	(2)	-66.7%
Consumer advertising and marketing solutions	30	36	(6)	-16.7%
Total revenues	$982	$1,307	$(325)	-24.9%

Total revenues decreased $325,000, or 24.9%, from $1,307,000 during the three months ended March 31, 2019, to $982,000 during the three months ended March 31, 2020. The decrease was primarily attributable to a $410,000 decline in new membership and related services revenues in the current period, partially offset by a $93,000 increase in recruitment revenues during the three months ended March 31, 2020.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$597	$510	$87	17.1%
NAPW Network	385	797	(412)	-51.7%
Total revenues	$982	$1,307	$(325)	-24.9%

During the three months ended March 31, 2020, our PDN Network generated $597,000 in revenues compared to $510,000 in revenues during the three months ended March 31, 2019, an increase of $87,000 or 17.1%. The increase in revenues was primarily of an increase in recruitment revenues generated in the current period.

During the three months ended March 31, 2020, our NAPW Network revenues were $385,000, compared to revenues of $797,000 during the three months ended March 31, 2019, a decrease of $412,000 or 51.7%. The decrease in revenues was primarily due to the effects of staffing reductions in our sales force during the first quarter of 2019, which resulted in a corresponding decline in customer lead generation and membership enrollment and renewals.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$173	$184	$(11)	-6.0%
Sales and marketing	525	696	(171)	-24.6%
General and administrative	1,661	1,078	583	54.1%
Depreciation and amortization	52	217	(165)	-76.0%
Total cost and expenses:	$2,411	$2,175	$236	10.9%

Total costs and expenses increased during the three months ended March 31, 2020 to $2,411,000 compared to $2,175,000 during the three months ended March 31, 2019. The increase was primarily the result of $450,000 litigation settlement reserve and $251,000 in higher legal and accounting fees, partially offset by lower intangible amortization expense of $165,000 in the current period. The litigation settlement reserve is reflected in our Corporate Overhead segment in general and administrative expenses.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$747	$681	$66	9.7%
NAPW Network	453	905	(452)	-49.9%
Corporate Overhead	1,211	589	622	105.6%
Total cost and expenses:	$2,411	$2,175	$236	10.9%

Costs and expenses decreased $452,000, or 49.9%, in our NAPW Network segment primarily as a result of lower intangible amortization expense of $165,000, $95,000 decrease in sales and marketing expenses as a result of staffing reductions, a $56,000 decrease in digital advertising and marketing initiatives and $50,000 in lower general and administrative personnel costs.

Costs and expenses increased $66,000, or 9.7%, in the PDN Network segment primarily due to an increase in bad debt expense of $28,000 and $11,000 in higher rent expenses.

Corporate overhead expenses increased $622,000 during the three months ended March 31, 2020 primarily as a result of a litigation settlement reserve of $450,000 recorded in the first quarter of 2020 in addition to $251,000 in higher legal and accounting fees.

Operating Expenses

Cost of revenues: Cost of revenues during the three months ended March 31, 2020 was $173,000, a decrease of $11,000, or 6.0%, from $184,000 during the three months ended March 31, 2019 as a result of lower revenues of $325,000, or 24.9%, which resulted in a corresponding decrease in cost of revenue.

Sales and marketing expense: Sales and marketing expense during the three months ended March 31, 2020 was $525,000, a decrease of $171,000, or 24.6%, from $696,000 during the three months ended March 31, 2019. The decrease is mainly attributable to a decrease of $95,000 in personnel cost, a $36,000 reduction in digital marketing spending and $20,000 in lower branding and marketing costs in the current period.

General and administrative expense: General and administrative expenses increased by $583,000, or 54.1%, to $1,661,000 during the three months ended March 31, 2020. The increase was a result of a litigation settlement reserve of $450,000 recorded in the first quarter of 2020, a $251,000 increase in legal and accounting fees, partially offset by a reduction of $133,000 in personnel costs.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended March 31, 2020 was $52,000, compared to $217,000 during the three months ended March 31, 2019, a decrease of $165,000, or 76.0%. The decrease was primarily attributable to $165,000 in lower intangible amortization expense due to a $2,796,000 impairment charge recorded in the fourth quarter of 2018 in our NAPW segment.

Income Tax Benefit

	Three Months Ended March 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(6)	$(66)	$60	-90.9%

During the three months ended March 31, 2020 and 2019, we recorded a benefit for income tax of $6,000 and $66,000, respectively. The decrease in income tax benefit during the current period was primarily due to a reduction in a discrete tax item associated with stock-based compensation expense in addition to a reduction in our valuation allowance

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the statements of operation and comprehensive loss as loss from discontinued operations. In May 2018, we sold Noble Voice to a long-time customer of the Company and exited the business segment previously conducted by Noble Voice. For the three months ended March 31, 2019, results from discontinued operations incudes costs and expenses associated with Noble Voice.

The following table presents results from discontinued operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Revenues	$-	$39

Cost of Sales	7	17
Depreciation and amortization	-	4
Sales and marketing	2	85
General and administrative	61	283
Non-operating income (expense)	-	(6)
Loss from discontinued operations before income tax	(70)	(356)
Income tax expense (benefit)	-	-
Net loss from discontinued operations	$(70)	$(356)

Net loss

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(148)	$(161)	$13	-8.1%
NAPW Network	(68)	(100)	32	-32.0%
Corporate Overhead	(1,206)	(543)	(663)	122.1%
Consolidated net loss from continuing operations	$(1,422)	$(804)	$(618)	76.9%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the three months ended March 31, 2020, we incurred a net loss of $1,422,000 from continuing operations, an increase of $618,000 or 76.9%, compared to a net loss of $804,000 during the three months ended March 31, 2019.

NAPW Network Net Loss. During the three months ended March 31, 2020, we incurred a net loss of $68,000, compared to a net loss $100,000 during the three months ended March 31, 2019. The decrease in net loss was primarily attributable to a $412,000 in lower revenues in the current period, which was partially offset by a $165,000 decrease in intangible amortization, $95,000 decrease in sales and marketing personnel costs, a $56,000 decrease in digital advertising and marketing expenses and a $50,000 decrease in general and administrative personnel costs.

PDN Network Net Loss. During the three months ended March 31, 2020, we incurred a net loss of $148,000 compared to the net loss of $161,000 incurred during the three months ended March 31, 2019. This decrease in net loss was primarily attributable to lower revenues in the current year, partially offset by lower personnel costs.

Corporate Overhead. During the three months ended March 31, 2020, we incurred a net loss of $1,206,000, an increase of $663,000, compared to a net loss of $543,000 incurred during the three months ended March 31, 2019. The increase in net loss was primarily a result of a litigation settlement reserve of $450,000 recorded in the first quarter of 2020, $251,000 increase in legal and accounting fees, which was partially offset by a reduction of $133,000 in personnel costs.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$1,555	$634
Working capital (deficiency)	$(1,741)	$(2,114)

As of March 31, 2020, we had cash and cash equivalents of $1,555,000 compared to cash and cash equivalents of $634,000 at December 31, 2019. Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock. As of March 31, 2020, we had a working capital deficiency of approximately $1,741,000, compared to a working capital deficiency of approximately $2,114,000 as of December 31, 2019. We had an accumulated deficit of approximately $90,163,000 at March 31, 2020. During the three months ended March 31, 2020, we generated a net loss from continuing operations of approximately $1,422,000 and used cash from continuing operations of approximately $574,000.

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

Due to COVID-19 and the financial impact and business interruption that this pandemic will have, we applied for the Paycheck Protection Program (“PPP”) under the Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. On May 5, 2020, we received total proceeds of $651,077 from the SBA. In accordance with the loan forgiveness requirements under the SBA CARES Act, we intend to use the proceeds from the PPP loan primarily for payroll costs, rent and utilities and we anticipate that the PPP loan will be forgiven by the SBA upon meeting the loan requirements under the PPP.

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

	Three Months Ended March 31,
	2020	2019
Cash provided by (used in) continued operations	(in thousands)
Operating activities	$(574)	$(828)
Investing activities	(5)	-
Financing activities	1,500	373
Effect of exchange rate fluctuations on cash and cash equivalents	(15)	21
Cash provided by (used in) discontinued operations
Operating activities	16	365
Investing activities	-	(4)
Net increase (decrease) in cash and cash equivalents	$922	$(73)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the three months ended March 31, 2002 was $574,000. We had a net loss of $1,422,000 during the three months ended March 31, 2020, which included a non-cash litigation settlement reserve of $450,000, depreciation of amortization expense of $52,000 and amortization of right-of-use assets of $39,000, which was partially offset by payments of lease obligations of $46,000. Changes in operating assets and liabilities used $339,000 of cash during the three months ended March 31, 2020, consisting primarily of increases in accounts receivable, accounts payable, deferred revenue and accrued expenses, partially offset by decreases in deferred revenue and accrued expenses.

Net cash used in operating activities from continuing operations for the three months ended March 31, 2019 was $828,000. We had a net loss of $804,000 during the three months ended March 31, 2019, which included depreciation and amortization expense of $217,000 and amortization of right-of-use assets of $38,000, which was partially by a deferred tax benefit of $69,000 and payments of lease obligations of $44,000. Changes in operating assets and liabilities used $179,000 of cash during the three months ended March 31, 2019, consisting primarily of decreases in deferred revenue, accounts payable, prepaid expenses and accrued expenses, partially offset by increases in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the three months ended March 31, 2020 was $4,500, which consisted of investments in developed technology and computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the three months ended March 31, 2020 was $1,500,000 and which reflected proceeds from the sale of common stock. On March 22, 2020, we entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands, in connection with the purchase of 1,939,237 shares of our common stock at a price of $0.7735 per share for gross proceeds of $1,500,000. The closing of the transaction took place on March 30, 2020.

Net cash provided by financing activities from continuing operations during the three months ended March 31, 2019 was $373,000, consisting of $373,000 in gross proceeds from the sale of 203,963 shares of our common stock at a purchase price ranging from $1.42 to $3.85 per share, representing 120% of the closing price the trading day immediately prior to the date of subscription to citizens of the People’s Republic of China.

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

Recent Accounting Pronouncements

See Note 3 to our financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2020, our management conducted an evaluation, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

During the first quarter of 2020, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2019. Specifically, we continued to implement more effective financial reporting process and internal control procedures that included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department. We also continued improving GAAP training of internal staff and to utilize third-party consultants to assist in the review and preparation of complex accounting transaction and financial statement reports. There have been no other changes in our internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management has concluded that, as of March 31, 2020, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

●	Relevant operating information is not adequately used to develop accounting and financial information and serve as a basis for reliable financial reporting. This same operating information is also used as the basis for accounting estimates. Specifically, financial and nonfinancial indicators of going concern and impairment of assets were not completely assessed by management.

●	Employees lack full technical competence and training necessary for the nature and complexity of the entity’s activities. Specifically, Company personnel could not perform purchase accounting or fair value measurements with Company’s acquisitions.

●	Supporting analysis is not prepared for each non-routine event or transaction that requires management’s judgement and/or estimate. Specifically, no analysis is prepared to document compliance with relevant GAAP and entity’s accounting policies.

●	Accounting procedures relevant to foreign subsidiaries are not sufficiently formal that management can determine whether the control objective is met, documentation supporting the procedures is in place, and personnel routinely know the procedures that need to be performed. Specifically, data from foreign subsidiaries underlying financial statements is not captured completely, accurately, and timely, in accordance with the entity’s policy and procedures.

Limitations on effectiveness of controls and procedures

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

ITEM 1 – LEGAL PROCEEDINGS

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. The potential financial impact on the Company is still uncertain at this point. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding.

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

ITEM 1A – RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2020 the Company closed a private placement with Malven Group Limited, a company established under the laws of the British Virgin Islands, in connection with the purchase of 1,939,237 shares of our common stock at a price of $0.7735 per share for gross proceeds of $1,500,000. The Company’s Form 8-K filed on March 27, 2020 is incorporated herein by reference.

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
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2020.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: May 20, 2020	By:	/s/ Xin (Adam) He
	Name:	Xin (Adam) He
	Title:	Interim Chief Executive Officer and Chief Financial Officer
(On behalf of the Registrant and as principal financial
officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

