Form 10-Q
period 2020-06-30
Professional Diversity Network, Inc.
filed 2020-08-14
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Yes [  ] No [X]

There were 12,819,843 shares outstanding of the registrant’s common stock as of August 13, 2020.

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

2

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Current Assets:
Cash and cash equivalents	$858,875	$633,615
Accounts receivable, net	453,112	720,750
Incremental direct costs	16,876	33,258
Prepaid expense and other current assets	365,640	240,763
Current assets from discontinued operations	3,940	75,996
Total current assets	1,698,443	1,704,382

Property and equipment, net	8,546	21,188
Capitalized technology, net	54,177	95,884
Goodwill	339,451	339,451
Intangible assets, net	414,281	452,385
Right-of-use assets	14,326	93,251
Merchant reserve	760,849	760,849
Security deposits	15,033	15,033
Long-term assets from discontinued operations	2,846,658	3,109,200
Total assets	$6,151,764	$6,591,623

Current Liabilities:
Accounts payable	$856,976	$796,137
Accrued expenses	1,633,789	654,169
Deferred revenue	1,321,125	1,699,001
Short-term loan	162,770	-
Lease liability, current portion	16,016	105,083
Current liabilities from discontinued operations	323,276	564,044
Total current liabilities	4,313,952	3,818,434

Long-term loan	488,308	-
Deferred tax liability	202,833	221,254
Total liabilities	5,005,093	4,039,688

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 11,339,407 shares and 8,928,611 shares issued as of June 30, 2020 and December 31, 2019, and 11,338,359 and 8,927,563 shares outstanding as of June 30, 2020 and December 31, 2019	113,384	89,286
Additional paid in capital	93,000,285	91,126,784
Accumulated other comprehensive income	72,347	44,242
Accumulated deficit	(92,002,228)	(88,671,260)
Treasury stock, at cost; 1,048 shares at June 30, 2020 and December 31, 2019	(37,117)	(37,117)
Total stockholders’ equity	1,146,671	2,551,935
Total liabilities and stockholders’ equity	$6,151,764	$6,591,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Membership fees and related services	$353,408	$633,914	$737,239	$1,428,453
Recruitment services	572,233	651,046	1,138,920	1,125,306
Products sales and other	1,899	1,143	3,330	3,955
Consumer advertising and marketing solutions	24,290	38,059	54,638	73,775
Total revenues	951,830	1,324,162	1,934,127	2,631,489

Costs and expenses:
Cost of revenues	169,920	226,925	343,397	410,584
Sales and marketing	459,106	469,377	984,075	1,165,144
General and administrative	2,074,069	1,174,289	3,734,923	2,252,189
Depreciation and amortization	47,848	217,334	99,849	434,517
Total costs and expenses	2,750,943	2,087,925	5,162,244	4,262,434

Loss from continuing operations	(1,799,113)	(763,763)	(3,228,117)	(1,630,945)

Other income (expense)
Interest expense	-	(11,599)	-	(14,182)
Interest and other income	5,550	376,068	6,214	376,068
Other income (expense), net	5,550	364,469	6,214	361,886

Loss before income tax benefit	(1,793,563)	(399,294)	(3,221,903)	(1,269,059)
Income tax benefit	(12,512)	(10,236)	(18,421)	(75,869)
Loss from continuing operations	(1,781,051)	(389,058)	(3,203,482)	(1,193,190)
Loss from discontinued operations	(57,821)	(382,176)	(127,486)	(737,413)
Net loss	$(1,838,872)	$(771,234)	$(3,330,968)	$(1,930,603)

Other comprehensive loss:
Net loss	$(1,838,872)	$(771,234)	$(3,330,968)	$(1,930,603)
Foreign currency translation adjustment	(11,768)	(9,349)	28,105	13,686
Comprehensive loss:	$(1,850,640)	$(780,583)	$(3,302,863)	$(1,916,917)

Basic and diluted loss per share:
Continuing operations	$(0.16)	$(0.08)	$(0.32)	$(0.23)
Discontinued operations	$(0.01)	$(0.08)	$(0.01)	$(0.14)
Net loss	$(0.17)	$(0.16)	$(0.33)	$(0.37)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	10,933,614	5,074,480	9,951,759	5,117,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(3,203,482)	$(1,193,190)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	99,849	434,517
Deferred tax benefit	(18,421)	(77,444)
Amortization of right-of-use asset	78,925	75,271
Accretion of lease liability	2,217	5,872
Stock-based compensation expense	397,599	98,689
Litigation settlement reserve	708,422	-
Write-off of accounts payable	-	(375,997)
Write-off of accounts payable
Write-off of property and equipment	-	1,385
Recovery of bad debt expense	-	(2,025)
Payment of lease obligations	(91,284)	(88,421)
Changes in operating assets and liabilities, net of effects of discontinued operations:	-	-
Accounts receivable	267,638	386,898
Prepaid expenses and other current assets	(124,877)	29,685
Incremental direct costs	16,382	(20,345)
Accounts payable	60,839	(224,536)
Accrued expenses	271,198	(99,631)
Deferred revenue	(377,876)	(432,597)
Net cash used in operating activities - continuing operations	(1,912,871)	(1,481,869)
Net cash provided by operating actvities - discontinued operations	44,178	406,414
Net cash used in operating activities	(1,868,693)	(1,075,455)

Cash flows from investing activities:
Costs incurred to develop technology	(3,701)	(2,500)
Purchases of property and equipment	(3,695)	-
Net cash used in investing activities - continuing operations	(7,396)	(2,500)
Net cash used in investing actvities - discontinued operations	-	-
Net cash provided used in investing activities	(7,396)	(2,500)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,500,000	1,597,815
Proceeds from short-term loan	651,078	-
Proceeds from short-term loan - related party		400,000
Repayment from short-term loan - related party		(200,000)
Repayment of note payable - related party	-	(292,882)
Proceeds from line of credit - related party	-	292,882
Net cash provided by financing activities - continuing operations	2,151,078	1,797,815
Net cash provided by (used in) financing actvities - discontinued operations	-	-
Net cash provided by financing activities	2,151,078	1,797,815

Effect of exchange rate fluctuations on cash and cash equivalents	(49,729)	13,686
Net increase in cash and cash equivalents	225,260	733,546
Cash, cash equivalents, beginning of period	633,615	105,670
Cash and cash equivalents, end of period	858,875	839,216

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$8,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2020	8,928,611	$89,286	$91,126,784	$(88,671,260)	1,048.0	$(37,117)	$44,242	$2,551,935

Sale of common stock	2,251,737	22,518	1,477,482	-	-	-	-	1,500,000
Issuance of vested restricted shares	158,011	1,580	(1,580)	-	-	-	-	-
Share-based compensation	-	-	397,599	-	-	-	-	397,599
Translation adjustments	-	-	-	-	-	-	28,105	28,105
Net loss	-	-	-	(3,330,968)	-	-	-	(3,330,968)
Balance at June 30, 2020	11,338,359	$113,384	$93,000,285	$(92,002,228)	1,048	$(37,117)	$72,347	$1,146,671

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2019	4,856,213	$48,562	$83,728,903	$(84,826,796)	1,048	$(37,117)	$(24,340)	$(1,110,788)

Sale of common stock	737,031	7,370	1,590,445	-	-	-	-	1,597,815
Conversion of note payable - related party	209,205	2,092	497,908					500,000
Issuance of common stock for settlement of acounts payable	30,640	306	98,664					98,970
Issuance of vested restricted shares	27,761	278	(278)					-
Share-based compensation	-	-	98,689	-	-	-	-	98,689
Translation adjustments	-	-	-	-	-	-	13,686	13,686
Net loss	-	-	-	(1,930,603)	-	-	-	(1,930,603)
Balance at June 30, 2019	5,860,850	$58,608	$86,014,331	$(86,757,399)	1,048	$(37,117)	$(10,654)	$(732,231)

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2. Going Concern and Management’s Plans

At June 30, 2020, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the six months ended June 30, 2020.

The Company had an accumulated deficit of ($92,002,228) at June 30, 2020. During the three and six months ended June 30, 2020, the Company generated a net loss from continuing operations of ($1,781,051) and ($3,203,482), and used cash in continuing operations for the six months of $1,912,871. At June 30, 2020, the Company had a cash balance of $858,875. Total revenues were approximately $952,000 and $1,934,000 for the three and six months ended June 30, 2020. The Company had a working capital deficiency from continuing operations of approximately ($2,616,000) and ($2,114,000) at June 30, 2020 and December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations may not be sufficient to meet our working capital requirements for the next twelve months. In order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, raising capital through the issuance of common stock, or through a strategic merger or acquisition. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources or impact plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be negotiable on acceptable terms.

On June 26, 2020, the Company entered into an agreement with an existing investor, Malven Group Limited, in connection with the purchase of 312,500 shares of common stock of the Company at a price of $3.20 per share for gross proceeds of $1,000,000. The closing date of the transaction was June 29, 2020 and the gross proceeds of $1,000,000 were received in July 2020.

On July 27, 2020, the Company entered into a Securities Purchase Agreement (the “Agreement”) with three institutional accredited investors. Pursuant to the Agreement, the Company offered and sold 1,481,484 shares of its common stock at a per share price of $1.35 for gross proceeds of approximately $2,000,000 pursuant to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-227249) (the “Transaction”). The Transaction closed on July 29, 2020 and the Company received net proceeds of $1,814,353, after deducting financial advisory, legal and escrow related fees.

3. Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and a variable interest entity. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant estimates underlying the financial statements include the fair value of acquired assets and liabilities associated with acquisitions; the assessment of goodwill for impairment, intangible assets and long-lived assets for impairment; allowances for doubtful accounts, and assumptions related to the valuation allowances on deferred taxes, impact of applying the revised federal tax rates on deferred taxes, the valuation of stock-based compensation and the valuation of stock warrants.

Cash Equivalents - The Company considers cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $41,007 and $20,007.

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. Incremental direct costs associated with the PDN Network consists of commissions paid to third-party agencies. Commissions associated with the NAPW Network are deferred and amortized over the term of membership, which is a 12-month period and agency commissions associated with the PDN Network are deferred and amortized over the membership service period. Total incremental direct costs related to the NAPW and PDN Network during the three months ended June 30, 2020 and 2019 was $23,000 and $28,000. During the six months ended June 30, 2020 and 2019, total incremental direct costs related to the NAPW and PDN Network was $52,000 and $62,000.

PDN Network sales commission agency commission over service capitalized

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

In response to such events, on December 12, 2019 the Company’s Board of Directors (the “Board”) established the Special Committee to investigate the situation, and retained the international law firm of King & Wood Mallesons (“KWM”) to assist the Special Committee in connection with the Special Committee’s investigation of the Company’s operations in the People’s Republic of China and related events,  in collaboration with the Company’s external auditor Ciro E. Adams CPA LLC. KWM conducted extensive research into public records in China, and interviewed the relevant divisions of the Public Security Bureau in China and any related witnesses in relation to the operations and specific transactions that had some relationship to the Gatewang entities. On April 16, 2020, based upon the information obtained, the investigation team concluded that it did not find any evidence that the Company or PDN China engaged in any criminal activity of illegal fund raising as alleged against Gatewang.

The Investigation also revealed that three entities and two individuals (the “Payors”), who appeared to be related to Gatewang, collectively paid RMB 14.25 million to PDN China on behalf of EGBT Foundation Ltd., a private placement investor that purchased 1,265,823 shares of the Company’s common stock (approximately 11.6%) in September 2019 (the “EGBT Transaction”). To the knowledge of the Investigation team, the bank account holding the proceeds of the EGBT Transaction is still frozen by the Chinese authorities. The seizure of PDN China office by the local police was lifted on March 23, 2020. These funds, approximately $2.89 million dollars (USD) continue to be subject to the PRC government’s jurisdiction. If the source of funds is actually (or perceived to be) connected to Gatewang, the Chinese authorities may not unfreeze PDN China’s bank account. If and when the bank account is unfrozen, the Company will consider whether the EGBT Transaction needs to be unwound or further documented to be in full compliance with applicable law.

The Company’s operations in China have been suspended since December 2019. On March 4, 2020 the Board decided to discontinue all of the Company’s operations in the People’s Republic of China, namely PDN (China) International Culture Development Co. Ltd., a wholly owned subsidiary of the Company, Jiangxi PDN Culture Media Co., Ltd. (“PDN Jiangxi”), a variable interest entity controlled by of the Company, and the joint venture between PDN Jiangxi, Guangzhou Zengcheng District Zhili Education Training Center, and Guangzhou Angye Education Consulting Co. Ltd.

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying statement of operations. For the three and six months ended June 30, 2020, loss from discontinued operations was approximately ($58,000) and ($127,000), compared to a loss from discontinued operations of ($382,000) and ($737,000) for the three and six months ended June 30, 2019.

Assets and liabilities of China operations are now included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. As of June 30, 2020, current assets from discontinued operations were approximately $4,000, compared to approximately $76,000 as of December 31, 2019, and long-term assets from discontinued operations were approximately $2,847,000 at June 30, 2020, compared to approximately $3,109,000 as of December 31, 2019. As of June 30, 2020, current liabilities from discontinued operations were approximately $323,000, compared to approximately $564,000 as of December 31, 2019.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, as presented in the statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$-	$2,305	$-	$41,483

Cost of Sales	7,787	13,027	15,143	29,625
Depreciation and amortization	1,676	4,207	1,676	8,446
Sales and marketing	80,425	69,424	105,114	154,404
General and administrative	(37,620)	300,251	-	583,299
Non-operating (expense) income	(5,553)	9,811	(5,553)	4,261
Loss from discontinued operations before income tax	(57,821)	(374,793)	(127,486)	(730,030)
Income tax expense	-	7,383	-	7,383
Net loss from discontinued operations	$(57,821)	$(382,176)	$(127,486)	$(737,413)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended June 30, 2020 and 2019, the Company incurred advertising and marketing expenses of approximately $179,691 and $98,419. For the six months ended June 30, 2020 and 2019, advertising and marketing expenses were $337,343 and $235,347. These amounts are included in sales and marketing expenses in the accompanying statements of operations.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2020.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended June 30, 2020 and 2019 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of June 30,
	2020	2019

Warrants to purchase common stock	125,000	153,907
Stock options	66,126	319,126
Unvested restricted stock	206,775	66,593
Total dilutive securities	397,901	539,626

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

4. Capitalized Technology

Capitalized Technology, net is as follows:

	June 30,	December 31,
	2020	2019
Capitalized cost:
Balance, beginning of period	$2,165,545	$2,163,044
Additional capitalized cost	3,700	2,501
Balance, end of period	2,169,245	2,165,545

Accumulated amortization:
Balance, beginning of period	$2,104,740	$1,968,213
Provision for amortization	10,328	101,448
Balance, end of period	2,115,068	2,069,661
Capitalized Technology, net	54,177	95,884

For the three months ended June 30, 2020 and 2019, amortization expense was approximately $3,700 and $25,000, and was approximately $10,000 and $51,000 for the six months ended June 30, 2020 and 2019. Amortization of capitalized technology is recorded in depreciation and amortization expense in the accompanying statements of operations.

5. Intangible Assets

Intangible assets, net was as follows:

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
June 30, 2020	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,807,075)	$323,881
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,784,728)	323,881
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$414,281

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2019	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,768,971)	$361,985
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,746,624)	361,985
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$452,385

As of June 30, 2020, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2020	$38,103
2021	76,207
2022	76,207
2023	76,207
2024 and thereafter	57,157
$323,881

For the three months ended June 30, 2020 and 2019, amortization expense was approximately $19,000 and $183,000. For the six months ended June 30, 2020 and 2019, amortization expenses was $38,000 and $366,000. Intangible amortization expense is recorded in depreciation and amortization expense in the accompanying statements of operations.

6. Revolving Credit Facility – Related Party

On November 16, 2018, the Company entered into a revolving credit facility agreement with GNet Tech Holdings Public Limited Company (GNet), “), under which we can draw up to GBP £1,500,000 (approximately $2,000,000). Interest is payable on any outstanding principal balance at a rate equal to the LIBOR rate plus 4%. Amounts drawn under this facility are payable at the end of one, three, or six months periods at the election of the Company. On January 14, 2019, the Company drew $293,000 under this facility and repaid it on June 7, 2019. On May 31, 2020, the revolving credit facility expired and the Company did not renew this credit facility.

7. Loan

The CARES Act was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program (“PPP”) that provides for under the Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves, rent, utilities and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the eight-week period following the funding of the PPP loan. The Company applied for the PPP loan and on May 5, 2020, the Company received total proceeds of $651,077 from the SBA. In accordance with the loan forgiveness requirements under the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities.

The Company will be applying for loan forgiveness during the third quarter of 2020 and anticipates that 100% of the PPP Loan will be forgiven by the SBA. Until such time as the PPP Loan is fully or partially forgiven, the Company has recorded the receipts under the PPP Loan as a short-term and long-term loan in its condensed consolidated balance sheets.

8. Accrued Liabilities

As of June 30, 2020 and December 31, 2019, accrued liabilities consisted of the following:

	As of
	June 30,	December 31,
	2020	2019

Litigation reserve	$1,246,002	$348,000
Accrued payroll	137,193	72,166
Accrued legal fees	80,208	69,896
Accrued Board of Director fees	57,378	50,364
Accrued revenue sharing agreements	49,939	43,844
Other	63,069	69,899
Total accrued liabilities	$1,633,789	$654,169

9. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its corporate headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

As of June 30, 2020, right of use assets were $14,326 and current lease obligations were $16,016.

PDN China’s bank account with balance of approximately $2.89 million was frozen by Guangzhou Police due to the Gatewang Case. The Company has classified this entire cash balance as a long-term asset and is classified in discontinued operations.

Legal Proceedings

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC v. Professional Diversity Network, Inc., No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. The four-count complaint in the Federal Action alleged that White Winston is entitled to recover compensatory damages of $1,708,233, plus attorneys’ fees, treble damages and other amounts. White Winston served the complaint on July 12, 2018, and the Company moved to dismiss the entire action for failure to state a claim. On October 15, 2018, prior to addressing the motion to dismiss, the Court issued an order noting that White Winston (which is a limited liability company) had failed to allege the citizenship of its members and ordered White Winston to show cause that complete diversity exists between the parties and that the Court had jurisdiction. On October 23, 2018, White Winston dismissed the Federal Action without prejudice. On December 18, 2018, White Winston filed a complaint in Massachusetts Superior Court in Suffolk County in Boston alleging the same claims and rights to relief as in the Federal Action. The Company has moved to once again to dismiss the complaint in its entirety for failure to state a claim. The entire motion package, comprised of the Company’s motion to dismiss and accompanying memorandum, White Winston’s opposition, and the Company’s reply brief, were filed with the court on Monday, March 25, 2019. This motion was not granted. We have since then substantially completed all of the discovery process and will begin expert witness disclosures. The Company denies liability for all claims and has entered into settlement negotiations.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW Case index No. LT-000421/2018, with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord has obtained a judgment against NAPW in the amount of $746,142.41. As a result of the judgement order, the Company recorded a $780,000 litigation settlement reserve in the second quarter of 2020, which reflected the judgement order in addition to imputed interest costs and legal fees. NAPW is currently negotiating a settlement with the Landlord.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. The Company is engaged in settlement discussions.

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

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of June 30, 2020, the Company had 11,338,359 shares of common stock outstanding.

On March 22, 2020, the Company entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands, in connection with the purchase of 1,939,237 shares of common stock of the Company at a price of $0.7735 per share for gross proceeds of $1,500,000. The closing of the transaction took place on March 30, 2020.

On June 26, 2020, the Company entered into a second agreement with Malven Group Limited, in connection with the purchase of 312,500 shares of common stock of the Company at a price of $3.20 per share for gross proceeds of $1,000,000. The closing of the transaction took place on June 29, 2020, however, all the proceeds from this sale were not received until July 24, 2020. The resulting increase in Stockholders’ Equity from this stock sale is reflected when the proceeds were received. See Note 15. Subsequent Events.

12. Stock-Based Compensation

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

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020 and 2019:

			Weighted Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2020	295,793	$8.88	7.5	$-
Granted	30,000	3.69	10.0
Exercised	-	-	-
Forfeited	(259,667)	9.21	-
Outstanding - June 30, 2020	66,126	$5.24	8.8	$-

Exercisable at June 30, 2020	26,126	$8.18	7.5	$-

		Weighted	Weighted Average
		Average	Remaining Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2019	499,439	$6.94	$9.0	$-
Granted	30,000	2.23	-
Exercised	-	-	-
Forfeited	(210,313)	3.98	-
Outstanding - June 30, 2019	319,126	$8.44	8.1	$8,400

Exercisable at June 30, 2019	252,459	$9.97	7.8	$2,800

The fair value of stock options granted during the six months ended June 30, 2020 were estimated on the date of grant using the Black-Scholes option pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share options were estimated using the following assumptions:

Six Months Ended
June 30, 2020
Expected dividend yield	-
Risk-free interest rate	0.33%
Expected volatility	111.55%
Expected term (in years)	5.75
Grant-date fair value of stock options awarded	$3.03

During the six months ended June 30, 2020, vested stock options of 259,667 with a weighted average exercise price of $9.21 were forfeited. Total unrecognized pre-tax stock-based compensation expense related to unvested stock options at June 30, 2020 was $102,297, which is expected to be recognized through the second quarter of 2023.

Warrants

As of June 30, 2020 and December 31, 2019, 125,000 warrants were outstanding and exercisable with an exercise price of $20.00 per share. The aggregate intrinsic value was $0 and the warrants are scheduled to expire on December 27, 2021.

Restricted Stock

As of June 30, 2020 and 2019, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2020	27,319
Granted	306,775
Forfeited	-
Vested	(127,319)
Outstanding - June 30, 2020	206,775

Number of
Shares
Outstanding - January 1, 2019	60,651
Granted	47,568
Forfeited	(13,865)
Vested	(27,761)
Outstanding - June 30, 2019	66,593

During the six months ended June 30, 2020, 127,319 in restricted stock units vested. During the six months ended June 30, 2020, 306,775 restricted stock units were granted, of which 100,000 restricted stock units vested upon date of grant.

Additionally, the Company recorded non-cash pre-tax stock-based compensation expense of $374,397 and $72,570 for the six months ended June 30, 2020 and June 30, 2019, as a component of general and administrative expenses in the accompanying statements of operations, pertaining to restricted stock.

Total unrecognized pre-tax stock-based compensation expense related to unvested restricted stock at June 30, 2020 was $757,603 and is expected to be recognized through the second quarter of 2022.

13. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended June 30, 2020 and 2019, the Company recorded a benefit for income tax from continuing operations of $12,512 and $10,236. For the six months ended June 30, 2020 and 2019, the Company recorded a benefit for income tax of $18,421 and $75,869. The increase in income tax benefit during the current period was primarily due to an increase in discrete tax item associated with stock-based compensation expense in addition to a reduction in our valuation allowance

The valuation allowance at June 30, 2020 was approximately $8,263,000. The net change in the valuation allowance during the three months ended June 30, 2020 was an increase of approximately $562,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of June 30, 2020.

14. Segment Information

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

The following tables present key financial information of the Company’s reportable segments as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	PDN	NAPW	Corporate		PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$353,408	$-	$353,408	$-	$737,239	$-	$737,239
Recruitment services	572,233	-	-	572,233	1,138,920	-	-	1,138,920
Products sales and other	-	1,899	-	1,899	-	3,330	-	3,330
Consumer advertising and marketing solutions	24,290	-	-	24,290	54,638	-	-	54,638
Total revenues	596,523	355,307	-	951,830	1,193,558	740,569	-	1,934,127
Loss from continuing operations	(82,526)	(370,196)	(1,346,391)	(1,799,113)	(232,550)	(438,306)	(2,557,261)	(3,228,117)
Depreciation and amortization	11,835	36,013	-	47,848	26,510	73,339	-	99,849
Income tax benefit	(121)	(2,201)	(10,190)	(12,512)	(1,072)	(2,608)	(14,741)	(18,421)
Net loss from continuing operations	(76,855)	(367,995)	(1,336,201)	(1,781,051)	(225,264)	(435,698)	(2,542,520)	(3,203,482)

	As of June 30, 2020
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	323,881	-	414,281
Assets from continuing operations	2,103,830	1,197,336	-	3,301,166

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	PDN	NAPW	Corporate		PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$633,914	$-	$633,914	$-	$1,428,453	$-	$1,428,453
Recruitment services	651,046	-	-	651,046	1,125,306	-	-	1,125,306
Products sales and other	-	1,143	-	1,143	-	3,955	-	3,955
Consumer advertising and marketing solutions	38,059	-	-	38,059	73,775	-	-	73,775
Total revenues	689,105	635,057	-	1,324,162	1,199,081	1,432,408	-	2,631,489
Loss from continuing operations	(19,545)	(44,245)	(699,973)	(763,763)	(191,021)	(151,976)	(1,287,948)	(1,630,945)
Depreciation and amortization	15,891	201,443	-	217,334	31,632	402,885	-	434,517
Income tax benefit	24,110	(1,037)	(33,309)	(10,236)	10,975	(9,166)	(77,678)	(75,869)
Net loss from continuing operations	320,814	(43,208)	(666,664)	(389,058)	159,890	(142,810)	(1,210,270)	(1,193,190)

	As of December 31, 2019
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	361,985	-	452,385
Assets from continuing operations	2,151,734	1,254,693	-	3,406,427

15. Subsequent Events

On June 26, 2020, the Company entered into a second agreement with an institutional investor for the sale of 312,500 shares of common stock of the Company at a price of $3.20 per share for net proceeds of $1,000,000. The closing of this transaction took place on June 29, 2020, however, all the proceeds from this sale were not received until July 24, 2020.

On July 27, 2020, the Company entered into a Securities Purchase Agreement with three institutional accredited investors. The Company sold 1,481,484 shares of its common stock at a per share price of $1.35 and received net proceeds of $1,814,353 on July 27, 2020.

Net proceeds from common stock sales received in July 2020:
June 29, 2020, stock sale	$1,000,000
July 27, 2020, stock sale	1,814,353
Total	$2,814,353

The resulting increase in Stockholders’ Equity from this stock sale is reflected in the financial statements when the proceeds are received.

With the receipt of the above net proceeds, the Company has regained compliance with NASDAQ listing requirements. NASDAQ will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement, and, if at the time of its next periodic report the Company does not evidence compliance, the Company may be subject to delisting.

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

Impact of COVID-19

During the second quarter of 2020, the outbreak of the novel coronavirus (COVID-19) continued to result in disruptions to our business and operations. In March 2020, we began to experience reductions in new memberships and enrollment renewals due to COVID-19 as customers deferred our services due to financial and economic concerns and this trend continued into the second quarter. Additionally, revenues associated with our events business were cancelled due to social distancing measures currently in place as well as travel restrictions. We have transitioned out events business to online events for the remainder of the year and we have seen positive results from the events during the second quarter in terms of enrollment and sponsorship. We anticipate that there will continue to be a general business and customer financial uncertainty for the remainder of the year, which may negatively impact new and existing customers and will continue to result in a reduction in expected revenues and an increase in our operating costs. However, we believe that our existing cash balances will provide us the necessary capital to navigate the COVID-19 pandemic.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Loss from Continuing Operations	$(1,781)	$(389)	$(3,203)	$(1,193)
Stock-based compensation	378	90	398	99
Litigation settlement reserve	258	-	708	-
Depreciation and amortization	48	217	100	435
Interest expense	-	12	-	14
Interest and other income	(6)	(376)	(6)	(376)
Income tax benefit	(13)	(10)	(18)	(76)
Adjusted EBITDA	$(1,116)	$(456)	$(2,021)	$(1,097)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$354	$634	$(280)	-44.2%
Recruitment services	572	651	(79)	-12.1%
Products sales and other	2	1	1	100.0%
Consumer advertising and marketing solutions	24	38	(14)	-36.8%
Total revenues	$952	$1,324	$(372)	-28.1%

Total revenues decreased $372,000, or 28.1%, from $1,324,000 during the three months ended June 30, 2019, to $952,000 during the three months ended June 30, 2020. The decrease was primarily attributable to a $280,000 decline in new membership fees and related services revenues in addition to a $79,000 decline in recruitment revenues during the three months ended June 30, 2020. Due to the COVID-19 pandemic, we continued to see a decline in our new membership fees as our customers have delayed new membership enrollment.

	Six Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$737	$1,428	$(691)	-48.4%
Recruitment services	1,139	1,125	14	1.2%
Products sales and other	3	4	(1)	-25.0%
Consumer advertising and marketing solutions	55	74	(19)	-25.7%
Total revenues	$1,934	$2,631	$(697)	-26.5%

Total revenues decreased $697,000, or 26.5%, from $2,631,000 during the six months ended June 30, 2019, to $1,934,000 during the six months ended June 30, 2020. The decrease was primarily attributable to a $691,000 or 48.4% decline in new membership fees and related services revenues and was primarily attributable to a delay or postponement of existing membership enrollments due to COVID-19.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$597	$689	$(92)	-13.4%
NAPW Network	355	635	(280)	-44.1%
Total revenues	$952	$1,324	$(372)	-28.1%

During the three months ended June 30, 2020, our PDN Network generated $597,000 in revenues compared to $689,000 in revenues during the three months ended June 30, 2019, a decrease of $92,000 or 13.4%. The decrease in revenues was primarily due to a decrease in recruitment revenues generated in the current period.

During the three months ended June 30, 2020, our NAPW Network revenues were $355,000, compared to revenues of $635,000 during the three months ended June 30, 2019, a decrease of $280,000 or 44.1%. The decrease in revenues was primarily due to the effects of COVID-19 as new membership enrollment significantly declined as we believe that the membership services that we provide to our customer has turned into a discretionary spending item and the services that we provide were postponed as a result.

	Six Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,193	$1,199	$(6)	-0.5%
NAPW Network	741	1,432	(691)	-48.3%
Total revenues	$1,934	$2,631	$(697)	-26.5%

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$170	$227	$(57)	-25.1%
Sales and marketing	459	470	(11)	-2.3%
General and administrative	2,074	1,174	900	76.7%
Depreciation and amortization	48	217	(169)	-77.9%
Total cost and expenses:	$2,751	$2,088	$663	31.8%

Total costs and expenses increased during the three months ended June 30, 2020 to $2,751,000 compared to $2,088,000 during the three months ended June 30, 2019. The increase was primarily the result of higher stock-based compensation expense of $280,000 primarily as a result of restricted stock unit awards granted during the second quarter of the current period, a litigation settlement reserve of $258,000, $450,000 in higher legal and accounting fees, partially offset by lower intangible amortization expense of $164,000. The litigation settlement reserve is reflected in our Corporate Overhead segment in general and administrative expenses.

	Six Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$343	$410	$(67)	-16.3%
Sales and marketing	984	1,165	(181)	-15.5%
General and administrative	3,735	2,252	1,483	65.9%
Depreciation and amortization	100	435	(335)	-77.0%
Total cost and expenses:	$5,162	$4,262	$900	21.1%

Total costs and expenses increased during the six months ended June 30, 2020 to $5,162,000 compared to $4,262,000 during the six months ended June 30, 2019. The increase was primarily the result of litigation settlement reserves of $708,000, $649,000 in higher legal and accounting fees, higher stock-based compensation expense of $299,000, partially offset by a reduction of $476,000 in wages and benefits and lower intangible amortization expense of $328,000 in the current year.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$679	$709	$(30)	-4.2%
NAPW Network	726	679	47	6.9%
Corporate Overhead	1,346	700	646	92.3%
Total cost and expenses:	$2,751	$2,088	$663	31.8%

Costs and expenses increased $47,000, or 6.9%, in our NAPW Network segment during the three months ended June 30, 2020 primarily as a result of a $258,000 legal settlement reserve, which was partially offset by lower intangible amortization expense of $164,000 and a $31,000 decrease in personnel costs.

Costs and expenses decreased $30,000, or4.2%, in our PDN Network segment during the three months ended June 30, 2020 primarily due to a $30,000 decrease in cost of sales due to lower revenues in the current period, a $78,000 decrease in sales and marketing personnel costs, partially offset by a $38,000 increase in general and administrative personnel costs.

Corporate overhead expenses increased $646,000 during the three months ended June 30, 2020 primarily as a result of $485,000 in higher legal and accounting fees and a $280,000 increase in stock-based compensation expense.

	Six Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,426	$1,390	$36	2.6%
NAPW Network	1,179	1,584	(405)	-25.6%
Corporate Overhead	2,557	1,288	1,269	98.5%
Total cost and expenses:	$5,162	$4,262	$900	21.1%

Costs and expenses decreased $405,000, or 25.6%, in our NAPW Network segment during the six months ended June 30, 2020 primarily as a result of lower intangible amortization expense of $328,000, a $200,000 decrease in personnel costs and a $37,000 reduction in costs of sales, which was partially offset by a $258,000 legal settlement reserve recorded during the second quarter of 2020.

Costs and expenses increased $36,000 in the PDN Network segment during the six months ended June 30, 2020 primarily due to higher rent expense of $25,000 and bad debt expense of $49,000, partially offset by lower costs of revenues of $30,000.

Corporate overhead expenses increased $1,269,000 during the six months ended June 30, 2020 primarily as a result of higher legal and accounting fees of $681,000, a litigation settlement reserve of $450,000 recorded in the first quarter of 2020 in addition to $299,000 in higher stock-based compensation expense, which was partially offset by a $200,000 decrease in corporate personnel costs.

Operating Expenses

Cost of revenues: Cost of revenues during the three months ended June 30, 2020 was $170,000, a decrease of $57,000, or 25.1%, from $227,000 during the three months ended June 30, 2019 as a result of lower revenues of $372,000, or 28.1%, which resulted in a corresponding decrease in cost of revenues. Cost of revenues during the six months ended June 30, 2020 was $343,000, a decrease of $67,000, or 16.3%, from $410,000 during the six months ended June 30, 2019. The decrease in costs of revenues was primarily attributable to a $28,000 reduction in facility rent for our career events business and a $19,000 decrease in web hosting fees.

Sales and marketing expense: Sales and marketing expense during the three months ended June 30, 2020 was $459,000, a decrease of $11,000, from $470,000 during the three months ended June 30, 2019. The decrease is mainly attributable to a $78,000 decrease in sales and marketing spending in our PDN Network in the current period, offset by $68,000 in higher branding costs and marketing costs in our NAPW Network. Sales and marketing expense during the six months ended June 30, 2020 was $984,000, a decrease of $181,000, from $1,165,000 during the six months ended June 30, 2019. The decrease was mainly attributable to a decrease of $227,000 in personnel costs and a $34,000 reduction in digital marketing spending, which was partially offset by $63,000 in higher branding and marketing costs in the current period

General and administrative expense: General and administrative expenses during the three months ended June 30, 2020 was $2,074,000, an increase of $900,000, or 76.7%, from $1,174,000 during the three months ended June 30, 2019. The increase was a result of a litigation settlement reserve of $258,000 recorded in the second quarter of 2020, a $450,000 increase in legal and accounting fees and a $280,000 increase in stock-based compensation expense, partially offset by a reduction of $68,000 in personnel costs. General and administrative expenses during the six months ended June 30, 2020 was $3,735,000, an increase of $1,483,000, or 65.9%, compared to $2,252,000 during the six months ended June 30, 2019. The increase was a result of litigation settlement reserves of $708,000, a $649,000 increase in legal and accounting fees and $299,000 in higher stock-based compensation expense, which was partially offset by a reduction of $177,000 in personnel costs.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended June 30, 2020 was $48,000, compared to $217,000 during the three months ended June 30, 2019, a decrease of $169,000, or 77.9%. The decrease was primarily attributable to $164,000 in lower intangible amortization expense due to a $2,796,000 impairment charge recorded in the fourth quarter of 2018 in our NAPW segment. During the six months ended June 30, 2020 and 2019, depreciation and amortization expense was $100,000 and $435,000, respectively, a decrease of $335,000. The decrease was primarily attributable to $328,000 in lower intangible amortization expense.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(13)	$(10)	$(3)	30.0%

During the three months ended June 30, 2020 and 2019, we recorded a benefit for income tax of $13,000 and $10,000, respectively. The increase in income tax benefit during the current period was primarily due to an increase in a discrete tax item associated with stock-based compensation expense in addition to a reduction in our valuation allowance.

	Six Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(18)	$(76)	$58	-76.3%

During the six months ended June 30, 2020 and 2019, we recorded a benefit for income tax of $18,000 and $76,000, respectively. The decrease in income tax benefit during the current period was primarily due to decrease in tax rates pursuant to the U.S. Tax Cuts and Jobs Act that occurred in the prior year in addition to a lower reduction in our deferred tax liabilities in the current year.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the statements of operation and comprehensive loss as loss from discontinued operations. In May 2018, we sold Noble Voice to a long-time customer of the Company and exited the business segment previously conducted by Noble Voice. For the three and six months ended June 30, 2019, results from discontinued operations incudes costs and expenses associated with Noble Voice.

The following table presents results from discontinued operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$-	$2	$-	$41

Cost of Sales	8	13	15	30
Depreciation and amortization	2	4	2	8
Sales and marketing	80	69	105	154
General and administrative	(38)	300	-	583
Non-operating (expense) income	(6)	10	(6)	4
Loss from discontinued operations before income tax	(58)	(374)	(128)	(730)
Income tax expense	-	7	-	7
Net loss from discontinued operations	$(58)	$(381)	$(128)	$(737)

Net loss

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(77)	$321	$(398)	-124.0%
NAPW Network	(368)	(43)	(325)	755.8%
Corporate Overhead	(1,336)	(667)	(669)	100.3%
Consolidated net loss from continuing operations	$(1,781)	$(389)	$(1,392)	357.8%

	Six Months Ended June 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(225)	$160	$(385)	-240.6%
NAPW Network	(436)	(143)	(293)	204.9%
Corporate Overhead	(2,542)	(1,210)	(1,332)	110.1%
Consolidated net loss from continuing operations	$(3,203)	$(1,193)	$(2,010)	168.5%

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$859	$634
Working capital (deficiency)	$(2,616)	$(2,114)

As of June 30, 2020, we had cash and cash equivalents of $859,000 compared to cash and cash equivalents of $634,000 at December 31, 2019. Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock. As of June 30, 2020, we had a working capital deficit of approximately $2,616,000, compared to a working capital deficit of approximately $2,114,000 as of December 31, 2019. We had an accumulated deficit of approximately $92,002,000 at June 30, 2020. During the six months ended June 30, 2020, we generated a net loss from continuing operations of approximately $3,203,000 and used cash from continuing operations of approximately $1,913,000.

While we have aggressively implemented cost cutting initiatives and have continued our focus on improving our overall profitability though new sales and marking initiatives and through business collaborations, we have continued to generate negative cash flows from operations, and we expect to incur net losses for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, make strategic acquisitions and generate organic growth in revenues from our existing operating segments. The condensed consolidated financial statements do not include any adjustments that might be necessary if we unable to continue as a going concern.

On March 22, 2020, we entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands (“Malven”), in connection with the purchase by Malven of 1,939,237 shares of our common stock at a price of $0.7735 per share for gross proceeds of $1,500,000. The closing of the transaction took place on March 31, 2020.

On June 26, 2020, we entered into a second agreement with Malven Group Limited, in connection with the purchase of 312,500 shares of common stock at a price of $3.20 per share for gross proceeds of $1,000,000. The closing of the transaction took place on June 29, 2020 and we received the funds in July 2020.

On July 27, 2020, we entered into a Securities Purchase Agreement (the “Agreement”) with three institutional accredited investors. Pursuant to the Agreement, we offered and sold 1,481,484 shares of our common stock at a per share price of $1.35 for gross proceeds of approximately $2,000,000 pursuant to our Registration Statement on Form S-3 (Registration Statement No. 333-227249) (the “Transaction”). The Transaction closed on July 29, 2020 and we received net proceeds of $1,814,353, after deducting financial advisory, legal and escrow related fees.

We currently anticipate that our available funds and cash flow from operations may not be sufficient to meet our working capital requirements for the twelve months subsequent to the issuance of our financial statements. In order to fund our operations, we will need to increase revenues or raise capital by the issuance of common stock. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances similar to COVID-19 will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

We collect membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve-month period. Starting January 2, 2018, we also offer a monthly membership for IAW USA for which we collect a fee on a monthly basis. Our PDN Network also sells recruitment services to employers, generally on a one-year contract basis. This revenue is also deferred and recognized over the life of the contract. Our payment terms for PDN Network customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash (used in) provided by continued operations
Operating activities	$(1,913)	$(1,482)
Investing activities	(7)	(3)
Financing activities	2,151	1,798
Effect of exchange rate fluctuations on cash and cash equivalents	(50)	14
Cash provided by (used in) discontinued operations
Operating activities	44	406
Net increase in cash and cash equivalents	$225	$733

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the six months ended June 30, 2020 was $1,913,000. We had a net loss from continuing operations of $3,203,000 during the six months ended June 30, 2020, which included a non-cash litigation settlement reserve of $708,000, stock-based compensation expenses of $398,000 and depreciation and amortization expense of $100,000 and amortization of right-of-use assets of $79,000, which was partially offset by payments of lease obligations of $91,000. Changes in operating assets and liabilities provided $113,000 of cash during the six months ended June 30, 2020, consisting primarily of a $271,000 increase in accrued expenses and a $268,000 increase in account receivable, which was partially offset by a $378,000 reduction in deferred revenue and $125,000 reduction in prepaid expenses.

Net cash used in operating activities from continuing operations for the six months ended June 30, 2019 was $1,482,000. We had a net loss from continuing operations of $1,193,000 during the six months ended June 30, 2019, which included depreciation and amortization expense of $435,000, stock-based compensation expense of $99,000 and amortization of right-of-use assets of $75,000, which was partially by a $376,000 write-off of accounts payable, payments of lease obligations of $88,000 and deferred tax benefits of $77,000. Changes in operating assets and liabilities used $360,000 of cash during the six months ended June 30, 2019, consisting primarily of a $433,000 decreases in deferred revenues and a $225,000 decrease in accounts payable, partially offset by a $387,000 increases in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2020 was $7,400, which consisted of investments in developed technology and computer equipment purchases. During the six months ended June 30, 2019, net cash used in investing activities from continuing operations was $2,500 and consisted of investment in developed technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2020 was $2,151,000, which reflected proceeds from the sale of common stock of $1,500,000 and $651,000 in proceeds received with respect to the Paycheck Protection Program loan. On March 22, 2020, we entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands, in connection with the purchase of 1,939,237 shares of our common stock at a price of $0.7735 per share for gross proceeds of $1,500,000. The closing of the transaction took place on March 30, 2020.

On June 26, 2020, we entered into a second agreement with Malven Group Limited, in connection with the purchase of 312,500 shares of common stock at a price of $3.20 per share for gross proceeds of $1,000,000. The closing of the transaction took place on June 29, 2020 and gross proceeds of $1,000,000 were received in July 2020.

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2019 was $1,798,000, consisting of $1,100,000 in gross proceeds from the sale of 500,000 shares of common stock to one purchaser at a purchase price $2.20 per share, $498,000 in gross proceeds from the sale of 237,031 shares of common stock ranging from $1.146 to $3.96 and $400,000 in gross proceeds from a short-term loan from GNet Tech Holdings, a related party through one of our shareholders, Cosmic Forward Limited, partially offset by a $200,000 repayment of the short-term loan from GNet Tech Holdings

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

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

While our significant accounting policies are more fully described in Note 3 to our condensed consolidated financial statements included in this Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2020, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

During the first six months of 2020, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2019. Specifically, we continued to implement more effective financial reporting process and internal control procedures that included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department. We also continued improving GAAP training of internal staff and to utilize third-party consultants to assist in the review and preparation of complex accounting transaction and financial statement reports. There have been no other changes in our internal control over financial reporting during the first six months of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management has concluded that, as of June 30, 2020, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

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

PART II

ITEM 1 – LEGAL PROCEEDINGS

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC v. Professional Diversity Network, Inc., No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. The four-count complaint in the Federal Action alleged that White Winston is entitled to recover compensatory damages of $1,708,233, plus attorneys’ fees, treble damages and other amounts. White Winston served the complaint on July 12, 2018, and the Company moved to dismiss the entire action for failure to state a claim. On October 15, 2018, prior to addressing the motion to dismiss, the Court issued an order noting that White Winston (which is a limited liability company) had failed to allege the citizenship of its members and ordered White Winston to show cause that complete diversity exists between the parties and that the Court had jurisdiction. On October 23, 2018, White Winston dismissed the Federal Action without prejudice. On December 18, 2018, White Winston filed a complaint in Massachusetts Superior Court in Suffolk County in Boston alleging the same claims and rights to relief as in the Federal Action. The Company has moved to once again to dismiss the complaint in its entirety for failure to state a claim. The entire motion package, comprised of the Company’s motion to dismiss and accompanying memorandum, White Winston’s opposition, and the Company’s reply brief, were filed with the court on Monday, March 25, 2019. This motion was not granted. We have since then substantially completed all of the discovery process and will begin expert witness disclosures. The Company denies liability for all claims and has entered into settlement negotiations.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW Case index No. LT-000421/2018, with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord has obtained a judgment against NAPW in the amount of $746,142.41. As a result of the judgement order, the Company recorded a $780,000 litigation settlement reserve in the second quarter of 2020, which reflected the judgement order in addition to imputed interest costs and legal fees. NAPW is currently negotiating a settlement with the Landlord.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. The Company is engaged in settlement discussions.

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

On June 26, 2020, the Company entered into a second agreement with Malven Group Limited, in connection with the sale of 312,500 shares of common stock of the Company at a price of $3.20 per share for gross proceeds of $1,000,000. The closing of the transaction took place on June 29, 2020 and the sale proceeds of $1,000,000 were received in July 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Please refer to Note 15 in the condensed consolidated financial statements.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: August 13, 2020	By:	/s/ Xin (Adam) He
	Name:	Xin (Adam) He
	Title:	Chief Executive Officer

Date: August 13, 2020	By:	/s/ Charles O’Brien
	Name:	Charles O’Brien
	Title:	Interim Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

