Form 10-Q
period 2020-09-30
Professional Diversity Network, Inc.
filed 2020-11-13
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

Commission file number: 001-35824

Professional Diversity Network, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	80-0900177
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 E. Monroe Street, Suite 2120 Chicago, Illinois	60603
(Address of Principal Executive Offices)	(Zip Code)

(312) 614-0950

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The Nasdaq Stock Market LLC

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

Yes [  ] No [X]

There were 12,819,843 shares outstanding of the registrant’s common stock as of November 13, 2020.

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

2

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2020	December 31, 2019
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,685,451	$633,615
Accounts receivable, net	982,362	720,750
Incremental direct costs	27,015	33,258
Prepaid expense and other current assets	268,229	240,763
Current assets from discontinued operations	2,202	75,996
Total current assets	3,965,259	1,704,382

Property and equipment, net	8,225	21,188
Capitalized technology, net	37,867	95,884
Goodwill	339,451	339,451
Intangible assets, net	395,230	452,385
Right-of-use assets	503,478	93,251
Merchant reserve	760,849	760,849
Security deposits	81,374	15,033
Long-term assets from discontinued operations	2,970,685	3,109,200
Total assets	$9,062,418	$6,591,623

Current Liabilities:
Accounts payable	$1,044,873	$796,137
Accrued expenses	1,651,069	654,169
Deferred revenue	1,478,914	1,699,001
Short-term loan	162,770	-
Lease liability, current portion	31,556	105,083
Current liabilities from discontinued operations	347,619	564,044
Total current liabilities	4,716,801	3,818,434

Long-term loan	488,308	-
Lease liability, non-current portion	471,922	-
Deferred tax liability	189,221	221,254
Total liabilities	5,866,252	4,039,688

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 12,820,891 shares and 8,928,611 shares issued as of September 30, 2020 and December 31, 2019, and 12,819,843 and 8,927,563 shares outstanding as of September 30, 2020 and December 31, 2019	128,198	89,286
Additional paid in capital	95,873,689	91,126,784
Accumulated other comprehensive income	175,311	44,242
Accumulated deficit	(92,943,915)	(88,671,260)
Treasury stock, at cost; 1,048 shares at September 30, 2020 and December 31, 2019	(37,117)	(37,117)
Total stockholders’ equity	3,196,166	2,551,935
Total liabilities and stockholders’ equity	$9,062,418	$6,591,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Membership fees and related services	$319,248	$515,796	$1,056,487	$1,944,249
Recruitment services	930,330	790,488	2,069,250	1,915,794
Products sales and other	218	1,053	3,548	5,008
Consumer advertising and marketing solutions	55,726	34,069	110,364	107,844
Total revenues	1,305,522	1,341,406	3,239,649	3,972,895

Costs and expenses:
Cost of revenues	205,974	275,218	549,371	685,802
Sales and marketing	419,969	521,578	1,404,044	1,686,722
General and administrative	1,561,871	1,236,915	5,296,794	3,489,103
Depreciation and amortization	38,290	216,644	138,139	651,161
Total costs and expenses	2,226,104	2,250,355	7,388,348	6,512,788

Loss from continuing operations	(920,582)	(908,949)	(4,148,699)	(2,539,893)

Other income (expense)
Change in fair value of common stock to be issued	-	219,807	-	219,807
Interest expense	-	-	-	(14,183)
Interest and other income	(5,253)	-	961	376,068
Other (expense) income, net	(5,253)	219,807	961	581,692

Loss before income tax benefit	(925,835)	(689,142)	(4,147,738)	(1,958,201)
Income tax benefit	(13,612)	(45,458)	(32,033)	(121,327)
Loss from continuing operations	(912,223)	(643,684)	(4,115,705)	(1,836,874)
Loss from discontinued operations	(29,464)	(133,327)	(156,950)	(870,740)
Net loss	$(941,687)	$(777,011)	$(4,272,655)	$(2,707,614)

Other comprehensive loss:
Net loss	$(941,687)	$(777,011)	$(4,272,655)	$(2,707,614)
Foreign currency translation adjustment	102,964	(27,592)	131,069	(13,906)
Comprehensive loss:	$(838,723)	$(804,603)	$(4,141,586)	$(2,721,520)

Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.09)	$(0.38)	$(0.32)
Discontinued operations	$-	$(0.02)	$(0.01)	$(0.15)
Net loss	$(0.07)	$(0.11)	$(0.39)	$(0.47)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	12,488,268	6,984,506	10,756,911	5,746,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(4,115,705)	$(2,707,614)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	138,139	651,161
Deferred tax benefit	(32,033)	(120,216)
Amortization of right-of-use asset	92,715	113,128
Accretion of lease liability	2,312	8,585
Change in value of common stock to be issued	-	(219,807)
Share-based compensation expense	508,990	183,916
Litigation settlement reserve	1,474,922	-
Write-off of accounts payable	-	(375,997)
Write-off of property and equipment	1,232	1,385
Recovery of bad debt expense	-	(4,495)
Payment of lease obligations	(106,859)	(118,552)
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(261,612)	395,685
Prepaid expenses and other current assets	(27,466)	34,771
Incremental direct costs	6,243	(10,477)
Accounts payable	(517,765)	(507,929)
Accrued expenses	288,479	8,209
Deferred revenue	(220,087)	(771,582)
Net cash used in operating activities - continuing operations	(2,768,495)	(3,439,829)
Net cash used in operating actvities - discontinued operations	(65,980)	(1,950,486)
Net cash used in operating activities	(2,834,475)	(5,390,315)

Cash flows from investing activities:
Costs incurred to develop technology	(3,700)	(2,499)
Purchases of property and equipment	(7,536)	-
Payment of security deposit	(66,341)	-
Net cash used in investing activities - continuing operations	(77,577)	(2,499)
Net cash provided by investing actvities - discontinued operations	-	1,688
Net cash provided used in investing activities	(77,577)	(811)

Cash flows from financing activities:
Proceeds from the sale of common stock	4,276,827	6,614,928
Proceeds from short-term loan	651,078	-
Proceeds from short-term loan - related party	-	400,000
Repayment from short-term loan - related party	-	(400,000)
Proceeds from line of credit - related party	-	292,882
Repayment of line of credit - related party	-	(292,882)
Net cash provided by financing activities - continuing operations	4,927,905	6,614,928
Net cash provided by financing actvities - discontinued operations	-	279,916
Net cash provided by financing activities	4,927,905	6,894,844

Effect of exchange rate fluctuations on cash and cash equivalents	35,983	(52,169)
Net increase in cash and cash equivalents	2,051,836	1,451,549
Cash, cash equivalents, beginning of period	633,615	105,670
Cash and cash equivalents, end of period	$2,685,451	$1,557,219

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$3,100	$8,594
Cash paid for interest	$-	$18,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2020	8,928,611	$89,286	$91,126,784	$(88,671,260)	1,048.0	$(37,117)	$44,242	$2,551,935

Issuance of common stock	3,891,232	38,912	4,237,915	-	-	-	-	4,276,827
Share-based compensation	-	-	508,990	-	-	-	-	508,990
Translation adjustments	-	-	-	-	-	-	131,069	131,069
Net loss	-	-	-	(4,272,655)	-	-	-	(4,272,655)
Balance at September 30, 2020	12,819,843	$128,198	$95,873,689	$(92,943,915)	1,048	$(37,117)	$175,311	$3,196,166

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2019	4,856,213	$48,562	$83,728,903	$(84,826,796)	1,048	$(37,117)	$(24,340)	$(1,110,788)

Issuance of common stock	3,824,515	38,246	1,590,094	-	-	-	-	1,628,340
Conversion of note payable - related party	209,205	2,092	5,484,496					5,486,588
Issuance of common stock for settlement of acounts payable	30,640	306	98,664					98,970
Share-based compensation	-	-	183,916	-	-	-	-	183,916
Translation adjustments	-	-	-	-	-	-	(13,906)	(13,906)
Net loss	-	-	-	(2,707,614)	-	-	-	(2,707,614)
Balance at September 30, 2019	8,920,573	$89,206	$91,086,073	$(87,534,410)	1,048	$(37,117)	$(38,246)	$3,565,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Description of Business

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The interim financial information includes all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2019 Form 10-K.

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

2. Going Concern and Management’s Plans

At September 30, 2020, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the nine months ended September 30, 2020.

The Company had an accumulated deficit of ($92,943,915) at September 30, 2020. During the three and nine months ended September 30, 2020, the Company generated a net loss from continuing operations of approximately ($912,000) and ($4,116,000), and used cash in continuing operations for the nine months of approximately $2,834,000. At September 30, 2020, the Company had a cash balance of $2,685,451. Total revenues were approximately $1,305,000 and $3,240,000 for the three and nine months ended September 30, 2020. The Company had a working capital deficiency from continuing operations of approximately ($752,000) and ($2,114,000) at September 30, 2020 and December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The interim financial information does not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations may not be sufficient to meet our working capital requirements for the next twelve months. In order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, raise capital through the issuance of common stock, or through a strategic merger or acquisition. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources or impact plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be negotiable on acceptable terms.

On June 26, 2020, the Company entered into an agreement with an existing investor, Malven Group Limited, in connection with the purchase of 312,500 shares of common stock of the Company at a price of $3.20 per share for gross proceeds of $1,000,000. The closing date of the transaction was June 29, 2020 and gross proceeds of $1,000,000 were received in July 2020.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation - The interim financial information includes the accounts of the Company, its wholly-owned subsidiaries, and a variable interest entity. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim financial information and the reported amounts of revenues and expenses for the periods then ended. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future intervening events. Accordingly, the actual results could differ significantly from estimates.

Significant estimates underlying the financial statements include the fair value of acquired assets and liabilities associated with acquisitions; the assessment of goodwill for impairment, intangible assets and long-lived assets for impairment; allowances for doubtful accounts, and assumptions related to the valuation allowances on deferred taxes, impact of applying the revised federal tax rates on deferred taxes, the valuation of share-based compensation and the valuation of stock warrants.

Cash Equivalents - The Company considers cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts was $23,647 and $20,007.

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. Incremental direct costs associated with the PDN Network consists of commissions paid to third-party agencies. Commissions associated with the NAPW Network are deferred and amortized over the term of membership, which is a 12-month period and agency commissions associated with the PDN Network are deferred and amortized over the membership service period. Total incremental direct costs related to the NAPW and PDN Network during the three months ended September 30, 2020 and 2019 was $26,000 and $28,000. During the nine months ended September 30, 2020 and 2019, total incremental direct costs related to the NAPW and PDN Network was $78,000 and $90,000.

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

On September 23, 2020, the Company entered into a new office lease agreement for its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 84 months, commencing on October 1, 2020. Additionally, the office lease required a security deposit of $66,340 and the lease agreement provided for a rent abatement of twelve months beginning in October 2020. In accordance with ASC 842, the right of use assets and current lease obligations were recognized in September 2020 based on the present value of future minimum lease payments over the term of the lease agreement. As of September 30, 2020, the Company capitalized right of use assets of $503,478, short-term lease obligations of $31,556 and long-term lease obligations of $471,922 and will commence the amortization of the right of use asset in October 2020.

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

Business Combinations - ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the interim financial information.

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

Revenue from related membership services are derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements. Fees related to these services are recognized as revenue at the time the on-line profile is complete and a press release is distributed.

Deferred Revenue – Deferred revenue includes customer payments which are received prior to performing services and revenues are recognized upon the completion of these services. Annual membership fees collected at the time of enrollment are recognized as revenue ratably over the membership period, which are typically for a 12-month membership period.

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

Product Sales and Other Revenue

Products offered to members relate to custom made plaques. Product sales are recognized as deferred revenue at the time the initial order is placed. Revenue is then recognized at the time these products are shipped. The Company’s shipping and handling costs are included in cost of sales.

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

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying statement of operations. For the three and nine months ended September 30, 2020, loss from discontinued operations was approximately ($29,000) and ($157,000), compared to a loss from discontinued operations of ($133,000) and ($871,000) for the three and nine months ended September 30, 2019.

Assets and liabilities of China operations are now included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. As of September 30, 2020, current assets from discontinued operations were approximately $2,200, compared to approximately $76,000 as of December 31, 2019, and long-term assets from discontinued operations were approximately $2,971,000 at September 30, 2020, compared to approximately $3,109,000 as of December 31, 2019. As of September 30, 2020, current liabilities from discontinued operations were approximately $348,000, compared to approximately $564,000 as of December 31, 2019.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, as presented in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$-	$6,610	$-	$48,093

Cost of Sales	3,828	(3,845)	18,971	25,780
Depreciation and amortization	-	4,036	1,676	12,482
Sales and marketing	-	53,833	82,120	208,237
General and administrative	27,459	92,034	50,453	675,333
Non-operating (expense) income	1,823	8,443	(3,730)	12,704
Loss from discontinued operations before income tax	(29,464)	(131,005)	(156,950)	(861,035)
Income tax expense	-	2,322	-	9,705
Net loss from discontinued operations	$(29,464)	$(133,327)	$(156,950)	$(870,740)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended September 30, 2020 and 2019, the Company incurred advertising and marketing expenses of approximately $174,000 and $149,000. For the nine months ended September 30, 2020 and 2019, advertising and marketing expenses were $511,000 and $385,000. These amounts are included in sales and marketing expenses in the accompanying statements of operations.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2020.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended September 30, 2020 and 2019 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of September 30,
	2020	2019

Warrants to purchase common stock	125,000	125,000
Stock options	66,126	319,126
Unvested restricted stock	206,775	54,440
Total dilutive securities	397,901	498,566

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modification and hedging relationships that reference London Inter-bank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the potential impact of this ASU on its interim financial information.

4. Capitalized Technology

Capitalized Technology, net is as follows:

	September 30,	December 31,
	2020	2019
Capitalized cost:
Balance, beginning of period	$2,165,545	$2,163,044
Additional capitalized cost	3,700	2,501
Balance, end of period	2,169,245	2,165,545

Accumulated amortization:
Balance, beginning of period	$2,119,279	$1,968,213
Provision for amortization	12,099	101,448
Balance, end of period	2,131,378	2,069,661
Capitalized Technology, net	37,867	95,884

For the three months ended September 30, 2020 and 2019, amortization expense was approximately $1,770 and $25,000, and was approximately $12,000 and $76,000 for the nine months ended September 30, 2020 and 2019. Amortization of capitalized technology is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.

5. Intangible Assets

Intangible assets, net was as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
September 30, 2020	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,826,126)	$304,830
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,803,779)	304,830
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$395,230

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2019	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,768,971)	$361,985
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,746,624)	361,985
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$452,385

As of September 30, 2020, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2020	$19,052
2021	76,207
2022	76,207
2023	76,207
2024 and thereafter	57,157
$304,830

For the three months ended September 30, 2020 and 2019, amortization expense was approximately $19,000 and $183,000. For the nine months ended September 30, 2020 and 2019, amortization expenses was $57,000 and $550,000. Intangible amortization expense is recorded in depreciation and amortization expense in the accompanying statements of operations.

6. Loan

The CARES Act was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program (“PPP”) that provides for under the Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves, rent, utilities and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the eight-week period following the funding of the PPP loan. The Company applied for the PPP loan and on May 5, 2020, the Company received total proceeds of $651,077 from the SBA. In accordance with the loan forgiveness requirements under the CARES Act, the Company utilized the proceeds from the PPP Loan for payroll costs, rent and utilities.

The Company will be applying for loan forgiveness during the fourth quarter of 2020 and anticipates that 100% of the PPP Loan will be forgiven by the SBA. Until such time as the PPP Loan is fully or partially forgiven, the Company has recorded the receipts under the PPP Loan as a short-term and long-term loan in its condensed consolidated balance sheets.

7. Accrued Liabilities

As of September 30, 2020 and December 31, 2019, accrued liabilities consisted of the following:

	As of
	September 30,	December 31,
	2020	2019

Litigation reserve	1,246,002	$348,000
Accrued payroll	140,277	72,166
Accrued legal fees	62,449	69,896
Accrued Board of Director fees	66,132	50,364
Accrued revenue sharing agreements	73,482	43,844
Other	62,728	69,899
Total accrued liabilities	$1,651,069	$654,169

8. Commitments and Contingencies

PDN China’s bank account with balance of approximately $2.9 million was frozen by Guangzhou Police due to the Gatewang Case. The Company has classified this entire cash balance as a long-term asset and is classified in discontinued operations.

Legal Proceedings

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC v. Professional Diversity Network, Inc., No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. On October 28, 2020, the Company and White Winston agreed to settle its litigation by the Company paying $766,500 to White Winston as follows: cash payments of $600,000 and shares of the Company’s common issued valued at $166,500. The Company made a cash payment of $250,000 on October 29, 2020 and the final cash payment of $350,000 is due by February 16, 2021. The Company recorded this litigation settlement as an expense in the third quarter of 2020.

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. The Company is engaged in settlement discussions and anticipates entering into mediation proceedings in November 2020.

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

9. CFL Transaction

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

10. Related Party Transactions

In September 2020, the Company entered into a consulting agreement for administrative services involving the spouse of a former Chief Executive Officer of the Company and the agreement expires on December 31, 2020. At September 30, 2020, the Company paid approximately $13,000 and estimates that the remaining consulting fees due under this agreement to be approximately $7,000.

11. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of September 30, 2020, the Company had 12,819,843 shares of common stock outstanding.

On March 22, 2020, the Company entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands, in connection with the purchase of 1,939,237 shares of common stock of the Company at a price of $0.7735 per share for gross proceeds of $1,500,000. The closing of the transaction took place on March 30, 2020.

On June 26, 2020, Malven Group Limited, purchased an additional 312,500 shares of common stock of the Company at a price of $3.20 per share for gross proceeds of $1,000,000. The closing of the transaction took place on June 29, 2020.

On July 27, 2020, we entered into a Securities Purchase Agreement with three institutional accredited investors, in which the Company sold 1,481,484 shares of our common stock at a per share price of $1.35 for gross proceeds of approximately $2,000,000 pursuant to the Company’s Registration Statement filed on Form S-3. The transaction closed on July 29, 2020.

12. Share-Based Compensation

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

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2020 and 2019:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding - January 1, 2020	295,793	$8.88
Granted	30,000	3.69
Exercised	-	-
Forfeited	(259,667)	9.21
Outstanding - September 30, 2020	66,126	$5.24

Exercisable at September 30, 2020	26,126	$8.18

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding - January 1, 2019	499,439	$6.94
Granted	30,000	2.23
Exercised	-	-
Forfeited	(210,313)	3.98
Outstanding - September 30, 2019	319,126	$8.44

Exercisable at September 30, 2019	275,792	$9.37

The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards. The fair value of share options were estimated using the following assumptions:

Nine Months Ended
September 30, 2020
Expected dividend yield	-
Risk-free interest rate	0.33%
Expected volatility	111.55%
Expected term (in years)	5.75
Grant-date fair value of stock options awarded	$3.03

Total unrecognized pre-tax share-based compensation expense related to unvested stock options at September 30, 2020 was $90,216, which is expected to be recognized through the second quarter of 2023.

Warrants

As of September 30, 2020 and December 31, 2019, 125,000 warrants were outstanding and exercisable with an exercise price of $20.00 per share. The aggregate intrinsic value was $0 and the warrants are scheduled to expire on December 27, 2021.

Restricted Stock

As of September 30, 2020 and 2019, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2020	27,319
Granted	306,775
Forfeited	-
Vested	(127,319)
Outstanding - September 30, 2020	206,775

Number of
Shares
Outstanding - January 1, 2019	60,651
Granted	47,568
Forfeited	(13,865)
Vested	(39,914)
Outstanding - September 30, 2019	54,440

Additionally, the Company recorded non-cash pre-tax share-based compensation expense of approximately $488,000 and $143,000 for the nine months ended September 30, 2020 and September 30, 2019, as a component of general and administrative expenses in the accompanying statements of operations, pertaining to restricted stock.

Total unrecognized pre-tax share-based compensation expense related to unvested restricted stock at September 30, 2020 was $658,293 and is expected to be recognized through the second quarter of 2022.

13. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended September 30, 2020 and 2019, the Company recorded a benefit for income tax from continuing operations of $13,612 and $45,458. For the nine months ended September 30, 2020 and 2019, the Company recorded a benefit for income tax of $32,033 and $121,327. The decrease in income tax benefit during the current period was primarily due to a decrease in discrete tax items associated with lower share-based compensation expense in the current period.

The valuation allowance at September 30, 2020 was approximately $8,514,000. The net change in the valuation allowance during the three months ended September 30, 2020 was an increase of approximately $252,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2020.

14. Segment Information

The Company operates in the following segments: (i) NAPW Network, (ii) PDN Network and (iii) Corporate Overhead. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	PDN	NAPW	Corporate		PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$319,248	$-	$319,248	$-	$1,056,487	$-	$1,056,487
Recruitment services	930,330	-	-	930,330	2,069,250	-	-	2,069,250
Products sales and other	-	218	-	218	-	3,548	-	3,548
Consumer advertising and marketing solutions	55,726	-	-	55,726	110,364	-	-	110,364
Total revenues	986,056	319,466	-	1,305,522	2,179,614	1,060,035	-	3,239,649
Income (loss) from continuing operations	315,145	42,958	(1,278,685)	(920,582)	82,595	(395,348)	(3,835,946)	(4,148,699)
Depreciation and amortization	4,560	33,730	-	38,290	31,070	107,069	-	138,139
Income tax expense (benefit)	1,893	(28)	(15,477)	(13,612)	821	(2,636)	(30,218)	(32,033)
Net income (loss) from continuing operations	307,999	42,986	(1,263,208)	(912,223)	82,735	(392,712)	(3,805,728)	(4,115,705)

	As of September 30, 2020
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	304,830	-	395,230
Assets from continuing operations	4,935,607	1,153,924	-	6,089,531

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	PDN	NAPW	Corporate		PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$515,796	$-	$515,796	$-	$1,944,249	$-	$1,944,249
Recruitment services	790,488	-	-	790,488	1,915,794	-	-	1,915,794
Products sales and other	-	1,053	-	1,053	-	5,008	-	5,008
Consumer advertising and marketing solutions	34,069	-	-	34,069	107,844	-	-	107,844
Total revenues	824,557	516,849	-	1,341,406	2,023,638	1,949,257	-	3,972,895
Loss from continuing operations	(9,843)	(128,039)	(771,067)	(908,949)	(200,864)	(280,015)	(2,059,014)	(2,539,893)
Depreciation and amortization	15,202	201,442	-	216,644	46,834	604,327	-	651,161
Income tax benefit (expense)	(1,646)	(6,475)	(37,337)	(45,458)	9,329	(15,641)	(115,015)	(121,327)
Net income (loss) from continuing operations	211,610	(121,564)	(733,730)	(643,684)	388,150	(264,374)	(1,960,650)	(1,836,874)

	As of December 31, 2019
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	361,985	-	452,385
Assets from continuing operations	2,151,734	1,254,693	-	3,406,427

15. Subsequent Events

On October 28, 2020, the Company and White Winston agreed to settle its litigation by the Company paying $766,500 to White Winston as follows: cash payments of $600,000 and shares of the Company’s common issued valued at $166,500. The Company made a cash payment of $250,000 on October 29, 2020 and the final cash payment of $350,000 is due by February 16, 2021. The Company recorded this litigation settlement as an expense in the third quarter of 2020.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

This MD&A should be read in conjunction with the accompanying interim financial information and the audited consolidated financial statements and notes thereto included in our 2019 Form 10-K.

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

Third Quarter Results

During the third quarter of 2020, we began to see a strong recovery in our PDN Network. In the first half of 2020, we made significant investments in our e-commerce, technology platforms and digital advertising and branding initiatives, which resulted in a 17.7% increase in our recruitment revenues during the third quarter of 2020. As the U.S. economy continues to recover from COVID-19 and the significant political and corporate awareness to diversity and inclusion efforts, we expect to see an increase in new client acquisitions and continued growth in our recruitment revenues during the fourth quarter of 2020. Additionally, revenues associated with our in-person events business have transitioned to online events for the remainder of the year and we have experienced positive feedback in terms of enrollment and sponsorship by our clients.

During the third quarter of 2020, we continued to experience a decline in our NAPW Network revenues, which we believe is primarily attributable to the COVID-19 pandemic as retention rates for new and legacy membership enrollments continue to decline as a result of economic and financial uncertainty. We are currently working on updating NAPW’s website and making improvements to our digital and online advertising, which we anticipate the completion of these initiatives before the end of the year.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019, the most directly comparable GAAP measure reported in the interim financial information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Loss from Continuing Operations	$(912)	$(644)	$(4,116)	$(1,837)
Stock-based compensation	111	85	509	184
Litigation settlement reserve	766	-	1,475	-
Change in fair value of common stock to be issued	-	(220)	-	(220)
Depreciation and amortization	38	217	138	651
Interest expense	-	-	-	14
Interest and other income	5	-	(1)	(376)
Income tax benefit	(14)	(45)	(32)	(121)
Adjusted EBITDA	$(6)	$(607)	$(2,027)	$(1,705)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$319	$516	$(197)	-38.2%
Recruitment services	930	790	140	17.7%
Products sales and other	-	1	(1)	-100.0%
Consumer advertising and marketing solutions	56	34	22	64.7%
Total revenues	$1,305	$1,341	$(36)	-2.7%

Total revenues decreased $36,000, or 2.7%, from $1,341,000 during the three months ended September 30, 2019, to $1,305,000 during the three months ended September 30, 2020. The decrease was primarily attributable to a $197,000 decline in membership fees and related services revenues, which was partially offset by higher revenues of $140,000 in recruitment services during the three months ended September 30, 2020.

	Nine Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$1,056	$1,944	$(888)	-45.7%
Recruitment services	2,069	1,916	153	8.0%
Products sales and other	4	5	(1)	-20.0%
Consumer advertising and marketing solutions	110	108	2	1.9%
Total revenues	$3,239	$3,973	$(734)	-18.5%

Total revenues decreased $734,000, or 18.5%, from $3,973,000 during the nine months ended September 30, 2019, to $3,239,000 during the nine months ended September 30, 2020. The decrease was primarily attributable to a $888,000 or 45.7% decline in membership fees and related services revenues, which was offset by $153,000 in higher recruitment services revenues.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$986	$824	$162	19.7%
NAPW Network	319	517	(198)	-38.3%
Total revenues	$1,305	$1,341	$(36)	-2.7%

During the three months ended September 30, 2020, our PDN Network generated $986,000 in revenues compared to $824,000 in revenues during the three months ended September 30, 2019, an increase of $162,000 or 19.7%. The increase in revenues was primarily due to improvements in our e-commerce platform, higher new client acquisitions and a significant increase in diversity recruitment initiatives by our clients during the current period.

During the three months ended September 30, 2020, our NAPW Network revenues were $319,000, compared to revenues of $517,000 during the three months ended September 30, 2019, a decrease of $198,000 or 38.3%. The decrease in revenues was primarily due a continued decrease in legacy membership retention rates and the continued effects of COVID-19 as new membership enrollment significantly declined as we believe that the membership services that we provide to our customers has turned into a discretionary spending item and the services that we provide were postponed as a result.

	Nine Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$2,180	$2,024	$156	7.7%
NAPW Network	1,059	1,949	(890)	-45.7%
Total revenues	$3,239	$3,973	$(734)	-18.5%

During the nine months ended September 30, 2020, our PDN Network generated $2,180,000 in revenues compared to $2,024,000 in revenues during the nine months ended September 30, 2019, an increase of $156,000 or 7.7%. The increase in revenues was primarily due to higher new client acquisitions and from an increase in revenues associated with new sales collaborations efforts in the current year.

During the nine months ended September 30, 2020, our NAPW Network revenues were $1,059,000, compared to revenues of $1,949,000 during the nine months ended September 30, 2019, a decrease of $890,000 or 45.7%. The decrease in revenues was primarily due a continued decrease in legacy membership retention rates and a reduction in new membership enrollments in the current year due to the continued effects of the COVID-19 pandemic.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$206	$275	$(69)	-25.1%
Sales and marketing	420	522	(102)	-19.5%
General and administrative	1,562	1,237	325	26.3%
Depreciation and amortization	38	217	(179)	-82.5%
Total cost and expenses:	$2,226	$2,251	$(25)	-1.1%

Total costs and expenses decreased during the three months ended September 30, 2020 to $2,226,000 compared to $2,251,000 during the three months ended September 30, 2019. The decrease was primarily the result of lower intangible amortization expense of $179,000, a decrease of $102,000 in sales and marketing expenses primarily due to lower advertising expense, lower personnel costs and a $69,000 decrease in costs of revenues associated with a $62,000 reduction in our partner revenue sharing arrangements. This decrease was partially offset by $325,000 in higher general and administrative expenses associated with a $766,000 litigation settlement expense, partially offset by lower salaries and benefits and corporate overhead costs in the current period.

	Nine Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$549	$686	$(137)	-20.0%
Sales and marketing	1,404	1,687	(283)	-16.8%
General and administrative	5,297	3,489	1,808	51.8%
Depreciation and amortization	138	651	(513)	-78.8%
Total cost and expenses:	$7,388	$6,513	$875	13.4%

Total costs and expenses increased during the nine months ended September 30, 2020 to $7,388,000 compared to $6,513,000 during the nine months ended September 30, 2019. The increase of $875,000 was primarily the result of higher general and administrative expenses for litigation settlements of $1,475,000 and a $325,000 increase in share-based compensation expense, which was partially offset by a reduction of $356,000 in general and administrative personnel costs. The increase in general and administrative expenses was partially offset by $513,000 in lower intangible amortization expense, a $283,000 reduction in sales and marketing expense primarily associated with a $271,000 reduction in personnel costs and a decrease of $137,000 in cost of revenues primarily due to lower revenue partner revenue sharing arrangements and event venue and facility costs.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$670	$835	$(165)	-19.8%
NAPW Network	277	645	(368)	-57.1%
Corporate Overhead	1,279	771	508	65.9%
Total cost and expenses:	$2,226	$2,251	$(25)	-1.1%

Costs and expenses decreased $165,000, or 19.8%, in our PDN Network during the three months ended September 30, 2020 primarily due to a $62,000 reduction in our partner revenue sharing arrangements, a $32,000 decrease in sales and marketing personnel costs, a $26,000 reduction in bad debt expense, a $23,000 decrease in event and facility costs and a $19,000 decrease in general and administrative personnel costs in the current period..

Costs and expenses decreased $368,000, or 57.1%, in our NAPW Network during the three months ended September 30, 2020 primarily as a result of a $168,000 decrease in intangible amortization expense, a $112,000 reduction in advertising and promotional expenses, a $38,000 decrease in legal fees and a $32,000 decrease in personnel costs.

Corporate overhead expenses increased $508,000 during the three months ended September 30, 2020 primarily as a result of a $766,000 litigation settlement recorded in the current period, partially offset by lower legal and personnel costs.

	Nine Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$2,098	$2,225	$(127)	-5.7%
NAPW Network	1,455	2,229	(774)	-34.7%
Corporate Overhead	3,835	2,059	1,776	86.3%
Total cost and expenses:	$7,388	$6,513	$875	13.4%

Costs and expenses decreased $127,000 in our PDN Network during the nine months ended September 30, 2020 primarily due to a $110,000 reduction in personnel costs, a $76,000 reduction in our partner revenue sharing arrangements, a $51,000 reduction in venue and facility costs, which was partially offset by a $51,000 increase in marketing costs and a $25,000 increase in rent expense and outside services.

Costs and expenses decreased $774,000, or 34.7%, in our NAPW Network segment during the nine months ended September 30, 2020 primarily as a result of lower intangible amortization expense of $492,000, a $265,000 decrease in personnel costs and a $111,000 reduction in marketing and promotions costs.

Corporate overhead expenses increased $1,776,000 during the nine months ended September 30, 2020 primarily as a result of higher legal and accounting fees of $1,660,000, which reflects a litigation settlement of $766,000 recorded in the third quarter of 2020 in addition to $325,000 in higher share-based compensation expense, which was partially offset by a $251,000 decrease in corporate personnel costs.

Operating Expenses

Cost of revenues: Cost of revenues during the three months ended September 30, 2020 was $206,000, a decrease of $69,000, or 25.1%, from $275,000 during the three months ended September 30, 2019 as a result of a $62,000 reduction in our partner revenue sharing arrangements. Cost of revenues during the nine months ended September 30, 2020 was $549,000, a decrease of $137,000, or 20.0%, from $686,000 during the nine months ended September 30, 2019. The decrease in costs of revenues was primarily attributable to a $76,000 reduction in partner revenue sharing arrangements and a $51,000 decrease in facility rent for our career events business.

Sales and marketing expense: Sales and marketing expense during the three months ended September 30, 2020 was $420,000, a decrease of $102,000, from $522,000 during the three months ended September 30, 2019. The decrease was mainly attributable to a $63,000 decrease in sales and marketing spending in our NAPW Network in addition to $40,000 in lower sales and marketing personnel costs. Sales and marketing expense during the nine months ended September 30, 2020 was $1,404,000, a decrease of $283,000, from $1,687,000 during the nine months ended September 30, 2019. The decrease was mainly attributable to a decrease of $272,000 in sales and marketing personnel costs in the current period

General and administrative expense: General and administrative expenses during the three months ended September 30, 2020 was $1,562,000, an increase of $325,000, or 26.3%, from $1,237,000 during the three months ended September 30, 2019. The increase was primarily attributable to a $766,000 litigation settlement recorded in the third quarter of 2020, which was partially offset by a reduction in general and administrative personnel costs. General and administrative expenses during the nine months ended September 30, 2020 was $5,297,000, an increase of $1,808,000, or 51.8%, compared to $3,489,000 during the nine months ended September 30, 2019. The increase was a result of litigation settlements of $1,475,000 and $325,000 in higher share-based compensation expense, which was partially offset by a reduction of $356,000 in general and administrative personnel costs.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended September 30, 2020 was $38,000, compared to $217,000 during the three months ended September 30, 2019, a decrease of $179,000, or 82.5%. The decrease was primarily attributable to $164,000 in lower intangible amortization expense. During the nine months ended September 30, 2020 and 2019, depreciation and amortization expense was $138,000 and $651,000, respectively, a decrease of $513,000. The decrease was primarily attributable to $492,000 in lower intangible amortization expense.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(14)	$(45)	$31	-68.9%

During the three months ended September 30, 2020 and 2019, we recorded a benefit for income tax of $14,000 and $45,000, respectively. The decrease in income tax benefit during the current period was primarily due to a decrease in discrete tax items associated with lower share-based compensation expense in the current period.

	Nine Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(32)	$(121)	$89	-73.6%

During the nine months ended September 30, 2020 and 2019, we recorded a benefit for income tax of $32,000 and $121,000, respectively. The decrease in income tax benefit during the current period was primarily due to decrease in tax rates pursuant to the U.S. Tax Cuts and Jobs Act enacted in the prior year in addition to a reduction in our deferred tax liabilities in the current year.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the condensed consolidated statements of operation and comprehensive loss as loss from discontinued operations.

The following table presents results from discontinued operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$-	$7	$-	$48

Cost of Sales	4	(4)	19	26
Depreciation and amortization	-	4	2	12
Sales and marketing	-	54	82	208
General and administrative	27	92	50	675
Non-operating (expense) income	2	8	(4)	13
Loss from discontinued operations before income tax	(29)	(131)	(157)	(860)
Income tax expense	-	2	-	10
Net loss from discontinued operations	$(29)	$(133)	$(157)	$(870)

Net loss

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$308	$211	$97	46.0%
NAPW Network	43	(122)	165	-135.2%
Corporate Overhead	(1,263)	(733)	(530)	72.3%
Consolidated net loss from continuing operations	$(912)	$(644)	$(268)	41.6%

	Nine Months Ended September 30,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$84	$388	$(304)	-78.4%
NAPW Network	(393)	(264)	(129)	48.9%
Corporate Overhead	(3,807)	(1,961)	(1,846)	94.1%
Consolidated net loss from continuing operations	$(4,116)	$(1,837)	$(2,279)	124.1%

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$2,685	$634
Working capital (deficiency)	$(752)	$(2,114)

As of September 30, 2020, we had cash and cash equivalents of $2,685,000 compared to cash and cash equivalents of $634,000 at December 31, 2019. Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock. As of September 30, 2020, we had a working capital deficit of approximately $752,000, compared to a working capital deficit of approximately $2,114,000 as of December 31, 2019. We had an accumulated deficit of approximately $92,944,000 at September 30, 2020. During the nine months ended September 30, 2020, we generated a net loss from continuing operations of approximately $4,116,000 and used cash from continuing operations of approximately $2,768,000.

While we have aggressively implemented cost cutting initiatives and have continued our focus on improving our overall profitability though new sales and marking initiatives and through business collaborations, we have continued to generate negative cash flows from operations, and we expect to incur net losses for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, make strategic acquisitions and generate organic growth in revenues from our existing operating segments. The interim financial information does not include any adjustments that might be necessary if we unable to continue as a going concern.

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

On July 27, 2020, we entered into a Securities Purchase Agreement (the “Agreement”) with three institutional accredited investors. Pursuant to the Agreement, we offered and sold 1,481,484 shares of our common stock at a per share price of $1.35 for gross proceeds of approximately $2,000,000. The transaction closed on July 29, 2020 and we received net proceeds of $1,814,353, after deducting financial advisory, legal and escrow related fees.

We currently anticipate that our available funds and cash flow from operations may not be sufficient to meet our working capital requirements for the twelve months subsequent to the issuance of our interim financial information. In order to fund our operations, we will need to increase revenues or raise capital by the issuance of common stock. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances similar to COVID-19 will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash (used in) provided by continued operations
Operating activities	$(2,768)	$(3,440)
Investing activities	(78)	(2)
Financing activities	4,928	6,615
Effect of exchange rate fluctuations on cash and cash equivalents	36	(52)
Cash provided by (used in) discontinued operations
Operating activities	(66)	(1,950)
Net increase in cash and cash equivalents	$2,052	$1,173

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2020 was $2,768,000. We had a net loss from continuing operations of $4,116,000 during the nine months ended September 30, 2020, which includes litigation settlements to be paid in the next six months of $600,000, share-based compensation expenses of $509,000 and depreciation and amortization expense of $138,000 and amortization of right-of-use assets of $93,000, which was partially offset by payments of lease obligations of $107,000. Changes in operating assets and liabilities used $732,000 of cash during the nine months ended September 30, 2020, consisting primarily of a $518,000 decrease in accounts payable, a $262,000 decrease in accounts receivable and a $220,000 decrease in deferred revenues, which was partially offset by a $288,000 increase in accrued liabilities.

Net cash used in operating activities from continuing operations for the nine months ended September 30, 2019 was $3,440,000. We had a net loss from continuing operations of $2,708,000 during the nine months ended September 30, 2019, which included depreciation and amortization expense of $651,000, share-based compensation expense of $184,000 and amortization of right-of-use assets of $113,000, which was partially by a $376,000 write-off of accounts payable, $220,000 change in the fair value of common stock to be issued, 120,000 in deferred tax benefits and payments of lease obligations of $119,000. Changes in operating assets and liabilities used $851,000 of cash during the nine months ended September 30, 2019, consisting primarily of a $771,000 decreases in deferred revenues and a $508,000 decrease in accounts payable, partially offset by a $396,000 increases in accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2020 was approximately $78,000, which consisted primarily of a security deposit on our new office lease of $66,000, $8,000 associated with the purchases of computer equipment and $4,000 in costs associated with internally developed technology. During the nine months ended September 30, 2019, net cash used in investing activities from continuing operations was $2,500 and consisted of investment in developed technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2020 was approximately $4,928,000, which reflected proceeds from the sale of common stock of $4,277,000 and $651,000 in proceeds received with respect to the Paycheck Protection Program loan.

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

On July 27, 2020, we entered into a Securities Purchase Agreement (the “Agreement”) with three institutional accredited investors. Pursuant to the Agreement, the Company offered and sold 1,481,484 shares of our common stock at a per share price of $1.35 for gross proceeds of approximately $2,000,000. The transaction closed on July 29, 2020 and the Company received net proceeds of $1,814,353, after deducting financial advisory, legal and escrow related fees.

Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2019 was approximately $6,615,000, consisting of $1,100,000 in gross proceeds from the sale of 500,000 shares of our common stock to one purchaser at a purchase price $2.20 per share, $2,000,000 in gross proceeds from sale of 1,142,857 shares of common stock to one purchaser at a purchase price $1.75 per share, $700,000 in gross proceeds from the sale of 442,830 shares of our common stock to one purchaser at a purchase price $1.58 per share, $300,000 in gross proceeds from sale of 189,873 shares of common stock to one purchaser at a purchase price $1.58 per share, $400,000 in gross proceeds from a short-term loan from GNet Tech Holdings, a related party through one of our shareholders, Cosmic Forward Limited, partially offset by a $400,000 repayment of the short-term loan from GNet Tech Holdings

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our interim financial information, which has been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the interim financial information.

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

While our significant accounting policies are more fully described in Note 3 to our interim financial information included in this Form 10-Q, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our financial statements.

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

Business Combinations

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer : a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of comprehensive loss.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2020, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

During the first nine months of 2020, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2019. Specifically, we hired an Interim Chief Financial Officer during the second quarter of 2020 with significant expertise in general accounting, financial reporting and SEC reporting to assist in our remediation efforts. Additionally, we have continued to develop and implement more effective financial reporting process and internal control procedures that included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department. We also continued improving GAAP training of internal staff and to utilized third-party consultants to assist in the review and preparation of complex accounting transaction and financial statement reports. There have been no other changes in our internal control over financial reporting during the first nine months of 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management has concluded that, as of September 30, 2020, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following:

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

PART II

ITEM 1 – LEGAL PROCEEDINGS

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On April 30, 2018, White Winston filed a lawsuit, entitled White Winston Select Asset Funds, LLC v. Professional Diversity Network, Inc., No. 18-cv-10844, (the “Federal Action”) in the United States District Court for the District of Massachusetts, asserting federal jurisdiction based on diversity of citizenship. On October 28, 2020, the Company and White Winston agreed to settle its litigation by the Company paying $766,500 to White Winston as follows: cash payments of $600,000 and shares of the Company’s common issued valued at $166,500. The Company made a cash payment of $250,000 on October 29, 2020 and the final cash payment of $350,000 is due by February 16, 2021. The Company recorded this litigation settlement as an expense in the third quarter of 2020.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW Case index No. LT-000421/2018, with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord has obtained a judgment against NAPW in the amount of $746,142.41. As a result of the judgement order, the Company recorded a $780,000 litigation settlement expense in the second quarter of 2020, which reflected the judgement order in addition to imputed interest costs and legal fees. NAPW is currently negotiating a settlement with the Landlord.

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement expense in the event of an unfavorable outcome in this proceeding. The Company is engaged in settlement discussions and anticipates entering into mediation proceedings in November 2020.

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
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2020.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: November 13, 2020	By:	/s/ Xin (Adam) He
	Name:	Xin (Adam) He
	Title:	Chief Executive Officer

Date: November 13, 2020	By:	/s/ Charles O’Brien
	Name:	Charles O’Brien
	Title:	Interim Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

