Form 10-K
period 2020-12-31
Professional Diversity Network, Inc.
filed 2021-04-09
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Yes [  ] No [X]

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $14,182,000 (based on a price per share of $2.86, the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 13,465,022 shares outstanding of the Registrant’s common stock as of April 9, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

ITEM 1 - BUSINESS

Overview

The Company is a dynamic operator of professional networks with a focus on diversity. We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinctly based on a wide array of criteria which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification. We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual, Transgender and Queer (LGBTQ). Our goal is (i) to assist our registered users and members in their efforts to connect with like-minded individuals, identify career opportunities within the network and (ii) connect members with prospective employers while helping the employers address their workforce diversity needs. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and clients.

Our Strategy

Since November 2016, we began our efforts to leverage PDN’s assets to maximize profitability, beginning with refining operations and enhancing sales in order to transform the Company from historical losses to future profits. The Company currently provides services for employers who want to hire diverse talent, to individuals seeking to network on a professional level and to job seekers who desire to improve their professional situation.

The core diversity recruitment business expanded in 2017 to include executive placement services for leading companies seeking to hire diverse talent. This new business line addresses a need for employers who want to secure leading diverse talent in management, senior management and executive capacities. Efforts have been focused on placing talent in IT, Finance, and similarly related fields. Our diversity recruitment business provides additional value for our other business segments by providing our registered users and members with access to employment opportunity at leading companies.

Our strategy encompasses the following key elements:

●	Grow and diversify our member and client base; Improving branding and brand awareness Utilize social media to effectively engage with the community
●	Maximize revenue through synergies among the segments;
●	Launch new products and services;
●	Streamline infrastructure to capture efficiency; and
●	Continue to expand in diversity recruitment by growing our core offerings of recruitment advertising, The Office of Federal Contract Compliance Programs (OFCCP) compliance offerings and our new diversity placement services.

Industry Overview

The diversity recruitment market is highly fragmented and is characterized by the following trends:

●	Regulatory Environment Favorable to Promoting Diversity in the Workplace. In August of 2011, President Obama signed Executive Order 13583 to establish a coordinated government-wide initiative to promote diversity and inclusion in the federal workforce. This Executive Order requires companies considering contracting with the federal government to be prepared to demonstrate the diversity of their workforce. Certain companies that have federal contracts are subject to this Executive Order. In the public sector, the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandated that each of the eight U.S. financial agencies, including the Department of the Treasury, the Securities and Exchange Commission, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, and twelve Federal Reserve banks create Offices of Minority and Women Inclusion (“OMWI”) to be responsible for all agency matters relating to diversity in management, employment and business activities. The OMWI monitor diversity within their ranks as well as within the pool of contractors who provide goods and services to the government.

●	Growing Ethnic Diversity of the U.S. Population and Labor Force. Multicultural groups are the fastest growing segment of the U.S. population. Hispanics, African-Americans, Asian-Americans, and all other multicultural groups were estimated by the U.S. Census Bureau to make up 39.6% of the U.S. population in 2018, with census projections showing that multicultural populations will become a numeric majority by 2044. According to the U.S. Census Bureau, 2014 National Projections, the multicultural population is expected to increase 95% between 2014 and 2060. In sheer numbers, Hispanic-Americans are expected to experience the most growth among diversity groups, growing from 17% of the total population in 2014 to 29% by 2060. African-American population is expected to increase from 14% in 2014 to 18% in 2060, and Asian-American population from 6% in 2014 to 12% in 2060. Not surprisingly, diversity recruitment is increasingly becoming a common, if not standard, business practice by major employers. According to the Current Population Survey conducted by the Bureau of Census for the Bureau of Labor Statistics, of the 2015 annual average of approximately 149 million employees nationwide, approximately 47% were women and approximately 34% were Hispanic, African American or Asian American. According to a job report on private sector hiring published by the U.S. Equal Employment Opportunity Commission in July 2015, the percentage of minority employment in the U.S. compared to overall employment grew from 11% in 1966 to 37% in 2014. In the U.S., Hispanic-Americans had the fastest growth rate in the U.S. private sector, with employment of Hispanic-Americans increasing from 2.5% to 13.9% between 1966 and 2013. The share of the labor force that is Hispanic-American is projected to increase from 16.3% in 2014 to 19.8% in 2024, according to the Bureau of Labor Statistics.

●	Demographic Trend Toward Women’s Career Advancement. According to the U.S. Bureau of Labor Statistics, there were over 74 million women 16 years old and over in the workforce as of January 2016. The number of women in the labor force is expected to increase to 77.2 million by 2024. In 2019, women accounted for 57.4% of all workers employed in management, professional, and related occupations. According to the Current Population Survey conducted by the Bureau of Census for the Bureau of Labor Statistics, in 2018 women also made up the majority of healthcare support occupations (74%) and financial activities (53%).

●	Rising Spending Power of Diverse Population. IPDN US segments are focused on providing professional enhancement tools to diverse Americans including women. We believe diverse professionals are underserved and represents a very strong opportunity to enhance our shareholders value. Published by the Selig Center for Economic Growth, the report estimates the nation’s total buying power reached $13.9 trillion in 2016 and predicts it will hit $16.6 trillion by 2021, with minority groups making the fastest gains. For example, African-American buying power, estimated at $1.2 trillion in 2016, will grow to $1.5 trillion by 2021, making it the largest racial minority consumer market.

●	Increasing Socialization of the Internet. The Internet has revolutionized how information is created and communicated - a wealth of information is readily accessible by browsing the Internet anonymously. However, we believe the social aspect of the Internet is emerging as an increasingly powerful influence on our lives. While an individual’s interpersonal connections traditionally have not been visible to others, social and professional networking websites enable members to share, and thereby unlock, the value of their connections by making them visible. Today, personal connections and other information, such as online social and professional networking websites, are increasingly becoming a powerful tool for a growing population of users to connect with one another.

Our Solutions

We currently operate in two business segments: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization. In 2020, our PDN Network, and NAPW Network represented 70%, and 30% of our revenues, respectively. In 2018, we started transacting new memberships under the International Association of Women brand in the USA.

For financial information about our operating segments please see Note 13 of our Consolidated Financial Statements included in this Annual Report.

PDN Network

Recruitment Solutions. The PDN Network consists of several online professional networking communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent. We use the word “professional” to describe any person interested in the Company’s websites presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. Our networking communities harness our relationship recruitment methodology to facilitate and empower professional networking within common affinities. We believe that those within a common affinity often are more aggressive in helping others within their affinity progress professionally. We operate these relationship recruitment affinity groups within the following sectors: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ), and Students and Graduates seeking to transition from education to career.

Our PDN Network has registered users for our recruitment services. We use the term “registered user” to describe a consumer who has affirmatively visited one of our properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs, and to sell them ancillary products and services. We expect that continued registered user growth of the PDN Network will enable us to further develop our list of online professional diversity networking and career placement solutions. We currently provide access to our PDN Network websites to registered users at no cost. The Company is always exploring various partnerships with other service providers to increase their offerings to both job seekers and employers. Our goal is to use an asset light approach to provide quality products and services, to increase our value to those we serve and drive additional capital without significant capital investments. For example, we announced our partnership with Web Scribble, the leading provider of career technology for professional and trade associations. Leveraging our existing assets through relationships with other technology firms such as Web Scribble allows us to grow our relationships with employers without investing in sophisticated, proprietary resources.

We offer employers of all sizes seeking to diversify their employment ranks, and to third party recruiters (i) real-time solutions that deliver diverse talent, (ii) advertising and promotion of their job opportunities to our networks of diverse professionals and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity OFCCP, including those of state and local governments. Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values. We use sophisticated technology to deliver recruitment advertising using internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites. As of December 31, 2020, we had approximately 1,250 companies utilizing our products and services.

Career Fairs. Through our events business, a part of our PDN Network business segment, we produce premier face-to-face and virtual recruiting events we call Professional & Technical Diversity Career Fairs. The Company’s diversity events help employers connect with a new marketplace of diverse professionals. Our events are the only events of their type endorsed by leading organizations such as the NAACP, Urban League, BDPA and others. Participating employers range from Fortune 500 companies to federal, state and local agencies and from smaller employers to non-profit organizations, all of which seek a proactive approach to diversity recruiting. We also produce virtual and in-person career fairs as part of high-profile national events such as the NAACP National Convention, the Urban League National Conference and HBCU sorority and fraternity conferences. Since 2017 we host and produce virtual career fairs serving veterans, women and STEAM professionals.

PDN (Hired). We use matching and targeting technology to match members with our partners on a renewing license basis, designed to provide the Company with increasing residual income as we add new partners and sell additional licenses. Though in its early stages, the PDN (Hired) product is a significant step towards increasing online sales in a scalable and residual manner. In 2017 we combined the functionality of these two products and relaunched them as PDN Quick. This product meets the increased demand of entry level and hourly workforce needs of our clients. The product is a solution for America’s shrinking unemployment rate which has decreased the amount of readily available hourly/part-time workers but driven demand higher for growing employers. The product has a unique Pay Only For Performance structure in which employers only pay when qualified and interested candidates are delivered directly to them for specific in-demand roles. The product utilizes SMS Texting technology to reach interested candidates which creates very little lag time and increased savings and efficiencies for both PDN and our clients. PDN Quick is offered to employers on a Cost Per Applicant (“CPA”) basis. This enables employers to pay only for applicants they receive, as opposed to a diversity outreach campaign that promotes job openings for a fixed amount based on the number of jobs offered and the duration of the job promotions.

PDN Diversity Placement. In 2018, the Company launched a diversity placement service that has initially focused on high demand positions in digital transformation and finance. We are currently recruiting for leading employers who pay a monthly license fee and a percentage of the first year’s annual salary plus bonus for candidates we source and they hire. We believe our superior brand positioning, large network of diverse talent and our vast employer relationships position us well for continued growth in this segment.

NAPW Networking

The NAPW Network is a professional networking organization for women. We use the term “member or membership” to describe a consumer who has viewed our marketing material, opted into membership with the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator. Paid memberships provide greater access to networking opportunities and other membership perks, including access to upgraded packages. Members of the NAPW Network enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments.

We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at approximately 50 local chapters across the United States. In March 2020, due to the Covid-19 pandemic, all events shifted to a virtual format hosted on Zoom platforms. PDN Network products and services are being deployed to provide enhanced value to the NAPW membership experience, which we believe will be an important component in increasing both the number of new memberships and renewals of existing memberships.

NAPW eChapter. NAPW operates a series of virtual national chapter meetings, The events are held online monthly, and include presentations by guest speakers including NAPW management, chapter presidents, or prominent members, and a panel discussion often including NAPW members on topics focused on inspiring professional women to tackle and overcome challenges encountered in their careers and businesses. Topics are aligned with NAPW’s content strategy and include discussions on finding and igniting your passion, turning passion into opportunity, building confidence and professional growth through taking on new challenges. The on-line events also include the opportunity for members to network with other participants in the live chat room. The events often attract approximately 500 registrants and 100-200 participants. We define registrants as those who enroll in an eChapter meeting but for some reason fail to attend, and participants as those who both enroll and attend. We track registrants, though they do not attend, because they are an indicator of our marketing reach and membership engagement.

IAW Leadership Lab. In 2020, IAW launched the Leadership Lab platform as an enhancement to the NAPW eCoaching platform. IAW also offers virtual networking roundtable events throughout the month where members who are established experts in their field provide participants insight and tips on how to overcome career and business challenges. Hosted by NAPW’s VP of Marketing & Membership Experience, our unique platform connects our members with professional life and career coaches from within the NAPW membership base. Through these events, members gain insight, guidance and inspiration to help them maximize their personal and professional potential. Topics include the Power of Intentionality - Turning Good Intentions Into Actions, The Power of Authentic Communication, and Confident Steps To Create a Thriving Life. The on-line events also include the opportunity for members to network with other participants in the live chat room. The events have attracted approximately 500 registrants and 150 - 300 participants.

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

Networking Events. Historically, NAPW Network’s offline networking opportunities included monthly local chapter events and a large National Networking Conference. Because PDN Network networking career events are already being conducted we have the ability to add an additional event for NAPW at the same venue, one hour after the PDN Network event ends, at a substantially lower cost compared to hosting a stand-alone NAPW event. Employers who sponsor the PDN Network career networking events will have the opportunity to participate in the NAPW event and meet with members to discuss employment opportunities in what we believe is an inviting and upscale networking environment. We believe that providing the opportunity for NAPW Registered Users to meet, outside of the monthly local chapter events and the single national event, will add value to all NAPW Registered Users through allowing them to attend any or all of our PDN Network events. Non-members may also attend, subject to certain restrictions.

Access to Knowledge. In addition to networking and promotional opportunities, NAPW Network also provides to its members the ability to further develop their skills and expand their knowledge base through monthly newsletters, online and in-person seminars, webinars and certification courses.

Upgraded Memberships and Ancillary Products. Upgraded packages include additional promotional and publicity tools as well as free access for the member to National Summits and continuing education programs and the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence.

Partner Discounts. We also offer to NAPW Network members exclusive discounts on third-party products and services.

IAW Global Women’s Network. This network offers in-person and online networking with like-minded women to foster enhanced career connections and opportunities. Members can promote their brands, identify new career opportunities, and build lasting relationships at monthly meetings and events. These interactive events allow members to improve their verbal resumes, expand their networks, and hear from inspiring speakers. Regional and National Conferences provide inspirational panels, unique networking opportunities, and the chance for members to promote their business or services. Our partners allow members to explore events outside the US and create opportunities to network with women around the world.

Operations: Sales, Marketing and Customer Support

Sales and Marketing

We sell NAPW/IAW Network membership subscriptions offline through our NAPW/IAW Network sales force, which currently includes 3 sales professionals, all of whom sell initial membership services. We also support online membership subscriptions through online sales via our website. We developed a secure, work-from-home technology along with a training and supervision platform aimed at reducing the overhead costs, increasing per-representative profitability, and offering our sales professionals flexible working arrangements. All sales representatives are capable of selling upgraded memberships and ancillary products.

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

Our Strengths

We believe the following elements give us a competitive advantage to accomplish our mission:

●	Dedicated Focus on Diverse Professionals. Our focus on providing career opportunities for diverse professionals differentiates us from other online social networking websites, such as Facebook. We believe our websites have a distinctly career-oriented feel and utility when compared with other online social networking websites. We believe that users prefer to manage their professional and social identities and contacts separately. While other online professional networking websites, such as LinkedIn, also have a professional focus, we are singularly focused on diverse professionals in the United States. We believe that we communicate effectively with each of our diverse communities and create environments that harness a natural affinity among members of common culture, ethnicity, gender, orientation, nationality and experience to stimulate increased member trust, networking and engagement.

●	Online and Offline Diversity Career Services. The Company has a comprehensive and coordinated method of connecting diverse job seekers with companies seeking to hire diverse employees. Our advantage comes through our call center operations which facilitate timely, accurate matching of job seekers and employers. Many competitors do not have such a service in-house. Additionally, we operate live and virtual job fairs which allow job seekers and employers to meet one-on-one. Many competitors also have to outsource this service. We provide a wide continuum of contact points to facilitate employers’ desire to identify and hire diverse talent in an OFCCP-compliant manner.

●	Platform That Harnesses the Power of Web Socialization. We believe that our membership base will continue to grow and that our platform will be an increasingly powerful tool that enables our members to leverage their connections and shared information for the collective benefit of all of the participants on our platform. We believe that we are the first online professional network to focus on the diversity recruitment sector.

●	Relationships with Strategic Partners. We believe that our relationships with strategic partners are difficult to replicate and give us a competitive advantage in the networking opportunities, career tools and resources we can offer to our members, as well as the diverse audiences we can access for employers and advertisers.

●	Relationships with Professional Entities & Organizations. Our team has experience working with multicultural professional organizations. We partner with a number of leading minority professional organizations, including:

○	DisabledPersons.com;
○	Ebony Magazine
○	The Grio
○	HireVeterans.com
○	National Association of Hispanic Journalists (NAHJ)
○	Illinois Hispanic Nursing Association
○	IT Diversity Careers
○	The Commonwealth Compact
○	Greek Diversity
○	Latinos in Information Science and Technology Association (LISTA)
○	Job Opportunities for Disabled American Veterans (JOFDAV)
○	Veterans Exchange
○	National Association of African Americans in Human Resources
○	National Association for the Advancement of Colored People (NAACP)
○	The National Urban League
○	VFW Veterans Job Board Vetjobs
○	Wall Street Warfighters
○	Women in Biology
○	Women in Technology International (WITI)

●	Customized Technology Platform. Our technology platform has been custom-designed and built to facilitate networking engagement, job searching, real-time job qualification and matching, and text-based communications.

We believe that the following elements give us a competitive advantage with respect to the NAPW Network:

●	Exclusive Focus on Professional Women. As a result of NAPW Network’s exclusive focus on professional women, we believe that through NAPW Network we provide a secure and less intimidating environment within which our members can successfully network and establish new and lasting business relationships.

●	Attractive Industry Demographic Trends. Favorable demographic trends regarding women’s participation in the labor force will further the growth in NAPW Network’s membership base and we have first-mover advantage with respect to generalized professional networking for women.

●	Large, growing and diverse national membership base. We believe that NAPW Network is the largest women-only networking organization in the United States by number of members. The membership base of the NAPW Network is diverse in terms of ethnicity, age, income, experience, industry and occupation. It includes members from small and large corporations, as well as entrepreneurs and business owners. We believe the diversity of the NAPW Network membership base is a key component of its value.

●	Comprehensive Product and Service Offerings to Deliver Value to Members. We believe that our comprehensive product offerings provide women valuable tools to help them advance their careers and expand their businesses. Through networking opportunities online and at local chapter events in their communities, regional events and the NAPW Network national Networking Conference, discounts provided on seminars, webinars and educational certification courses, and opportunities to promote themselves and their businesses, NAPW members are provided the opportunities and tools for their professional development.

●	Business Model with Efficient Member Acquisition and Recurring Cash Flow. We believe that NAPW Network’s direct marketing lead generation efforts, which utilize a combination of digital strategies, are among the most efficient in the industry as measured by our internal response and click-through rates. This efficiency, combined with our effective call center operations, results in what we believe to be our market leading members acquisition process and direct variable contribution. Additionally, in addition to an evolving eCommerce model, the company has been actively growing a Member-to-member acquisition model as we strive to move to an organic growth model. We have implemented web -technologies to assist our members recruit colleagues and friends to the organization. Further, NAPW Network memberships renew annually, providing a valuable recurring stream of cash flow.

Strategic Alliances

We consider our partner alliances to be a key value to our clients because it enables us to expand our job distribution and outreach efforts. We continue to expand our relationships with key strategic partners that we believe are valuable to our core clients, as noted in section “Our Strengths” above.

Operations: Geography

Our headquarter is located in Chicago, Illinois, and houses our key executives, as well as many of our sales, marketing and IT personnel. We also have an office in Minnetonka, MN where an inside sales team for our Events business is located. Websites for the PDN Network are hosted by Web Scribble, who provides hosting and customization for the Company’s job boards. Web Scribble also provides sales resources to help promote our PDN Network and our partners’ products. Our websites have backup and contingency plans in place in the event that an unexpected circumstance occurs.

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

Employees

As of December 31, 2020, we had a total of 39 employees; 36 were full time employees in various U.S. locations. We also regularly engage independent contractors to perform various services. As of December 31, 2020, we engaged 3 independent contractors. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

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

We started our operations in China in March 2017. We established two entities in Hong Kong, PDN (Hong Kong) International Education Ltd and PDN (Hong Kong) International Education Information Co., Ltd in January 2017, and the Company established its China subsidiary, PDN (China) International Culture Development Co. Ltd in March 2017. In November of 2017, Jiangxi PDN Culture Media Co., Ltd became a consolidated variable interest entity controlled by the Company. On March 4, 2020, the Company’s Board of Directors approved a motion decided to discontinue all China operations. Accordingly, all historical operating results for the Company’s China operations are now reflected in loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. Please refer to Note 3 - Operating Results of Discontinued Operations in this Annual Report for more details.

Our principal executive offices is located at 55 E. Monroe Street, Suite 2120, Chicago, Illinois, 60603 and our telephone number is (312) 614-0950. Our website address is www.ipdnusa.com. References to our website addressed in this report are provided as a convenience and do not constitute, and should not be viewed as an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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

We recorded a net loss from continuing operations of approximately $4.2 million for the year ended December 31, 2020 and $2.8 million for the year ended December 31, 2019. Our revenues declined from $5.0 million to $4.5 million during 2020, however, our costs and expenses increased from $8.0 million during the year ended December 31, 2019, to $9.3 million during the year ended December 31, 2020. In addition, we used $2.7 million in cash flow from continuing operations during the year ended December 31, 2020. We will need to increase revenues and reduce our corporate operating expenses to achieve profitability and positive cash flow from operations. Despite our efforts, including our restructuring and cost-cutting program, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

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

We are subject to a variety of laws and regulations in the United States, including laws regarding data retention, privacy and consumer protection, which are continually evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. In addition, regulatory authorities are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject. See the discussion included in “Business – Government Regulation” beginning on page 11 of this Annual Report.

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

We are highly dependent on our management and other key employees. The skills, knowledge and experience of our management team, are critical to the growth of our business. In particular, Mr. Adam He, our Chief Executive Officer, provides significant leadership in every aspect of our business operations and strategic direction. Mr. He is supported by a talented group of knowledgeable executives in business operations, sales and marketing, and information technology including Charles OBrien our Interim Chief Financial Officer, Joseph Bzdyl our Executive VP of Operations and Chad Hoersten our Chief technology Officer. Our future performance will be dependent upon the continued successful service of members of our management and key employees. We do not maintain life insurance for any of the members of our management team or other key personnel. Competition for management in our industry is intense, and although we have entered into employment agreements with certain members of our management team, we may not be able to retain our management and key personnel or attract and retain new management and key personnel in the future, which could materially and adversely affect our business, results of operations and financial condition.

The impact of the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business and our financial results.

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic may have an adverse effect on our business and financial performance. The extent of the impact of the COVID-19 pandemic, including our ability to execute our business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are highly uncertain and cannot be predicted. In response to mandates and recommendations from federal, state and local authorities, as well as decisions we have made to protect the health and safety of our employees with respect to the COVID-19 pandemic, we temporarily closed our offices and had our employees work remotely. We may face more closure requirements and other operation restrictions for prolonged periods of time due to, among other factors, evolving and stringent public health directives, quarantine policies, social distancing measures, or other governmental restrictions, which could have a further material impact on our sales and profits. The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact our ability to raise additional capital, or require additional capital, or require additional reductions in capital expenditures that are otherwise needed to implement our strategies.

The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the pandemic, the implementation or recurrence of shelter in place or similar orders in the future.

Risks Related to Our Common Stock

Our significant stockholder and our directors and executive officers have substantial control over the Company and could limit your ability to influence the outcome of key transactions, including changes of control.

Cosmic Forward Limited (“CFL”) beneficially owned approximately 25.5% of our common stock as of March 31, 2021. As a result of its ownership CFL is able to influence significantly all matters requiring approval by our stockholders, including the election of directors. In addition, our directors and executive officers and their affiliated entities, in the aggregate, beneficially own approximately 1.70% of our outstanding common stock as of March 31, 2021. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may affect the market price of our common stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and therefore will adversely affect liquidity in the trading of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering at a price of $64.00 per share, our stock price has ranged from $0.91 to $5.56 during the fiscal year of 2020. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The market price of our common stock could decline as a result of (i) substantial sales of our common stock, particularly sales by CFL and/or our directors, executive officers, employees, or other significant stockholders, (ii) a large number of shares of our common stock becoming available for sale, or (iii) the perception in the market that holders of a large number of shares intend to sell their shares. As a result of the consummation of the issuance and sale of 1,777,417 shares of our common stock to CFL in November 2016, and a subsequent issuance to CFL of an additional 312,500 shares in January 2017, and additional purchase of 1,142,857 shares from another shareholder in November 2019, CFL owns approximately 25.5% of our outstanding common stock as of March 31, 2021, with respect to which CFL has the right to require the Company to register the public resale under a registration statement filed with the SEC. The eventual resale of some or all of such shares, or the perception that such sale or sales could be imminent, could result in a material decline in the market value of our common stock. We have also filed a universal shelf registration statement on Form S-3, with the SEC on September 7, 2018, which was declared effective on September 18, 2018. This registration statement provides for the issuance of shares of our common stock, preferred stock, depositary shares, rights, warrants, units and debt securities up to an aggregate amount of $25,000,000.

In addition, the Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. The Company amended the 2013 Plan to increase the number of authorized shares of common stock under the Plan from 225,000 shares to 615,000 shares, which the Company’s stockholders approved on June 26, 2017. The Company further amended the 2013 Plan to increase the number of authorized shares of common stock under the Plan by 300,000 shares, which the Company’s stockholders approved and ratified on November 8, 2018. The Company is now authorized to issue 915,000 shares under the amended 2013 Plan. For more information about our 2013 Equity Compensation Plan, please see Note 11 of our Consolidated Financial Statements included in this Annual Report.

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

Our management determined that as of December 31, 2020, our internal controls over financial reporting had material weaknesses. Specifically, (i) policies and procedures were not implemented to recognize revenue equal to the amount allocated from revenue sharing agreements with partners, (ii) accounting policies and procedures associated with its revenue sharing agreement were not implemented to properly estimate allowance for doubtful accounts and bad debt expense, and (iii) accounting procedures were not sufficiently formal that management can determine whether the control objective is met, documentation supporting the procedures is in place, and personnel routinely know the procedures that need to be performed. During 2020, we completed certain measures to remediate material weaknesses related to our internal control over financial reporting that had been identified as of December 31, 2019. Specifically, we (i) improved the use of relevant operating information to adequately develop accounting and financial information to serve as our basis for reliable financial reporting, (ii) hired experienced staff and utilized third party consultants to provide technical competencies necessary for the nature and complexity of the entity’s activities, and (iii) performed supporting analysis for each non-routine event or transaction that required management’s judgement and/or estimate. Although these measures improved our internal controls over financial reporting, they did not fully remediate deficiencies in controls.

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

Under our stockholders agreement with CFL and each of its shareholders (collectively, the “CFL Shareholders”), we granted to CFL and the CFL Shareholders a participation right with respect to any future issuances of common stock by the Company, such that CFL and the CFL Shareholders may purchase an amount of shares necessary to maintain CFL’s then-current beneficial ownership interest, up to a maximum of 54.64% of our then-outstanding common stock, on a fully-diluted basis, subject to certain exceptions. This participation right could limit our ability to enter into equity financings and to raise funds from third parties.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We lease approximately 4,902 square feet of space for our headquarter in Chicago, Illinois under a lease that expires on September 30, 2027. We also lease approximately 300 square feet of office space in Minnetonka, Minnesota for our Events division under a quarter-to-quarter lease.

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

On October 28, 2020, the Company and White Winston reached a settlement agreement, in which the Company made a cash payment of $250,000 on October 29, 2020 and a second cash payment of $350,000 was paid on February 16, 2021. In addition, the Company issued 150,000 shares of the Company’s common stock to White Winston in January 2021.

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. In November 2020, both parties entered into mediation proceedings but a settlement was not reached. This matter is scheduled to go to trial in 2021.

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

	High	Low
Year Ended December 31, 2020
First Quarter (1)	$0.91	$0.91
Second Quarter (1)	$3.98	$0.91
Third Quarter	$3.20	$0.76
Fourth Quarter	$5.56	$0.91
Year Ended December 31, 2019
First Quarter	$3.21	$1.01
Second Quarter	$3.52	$1.64
Third Quarter	$2.67	$1.22
Fourth Quarter (1)	$1.62	$0.87

(1) On November 26, 2019 through June 23, 2020, trading in our common stock was halted by NASDAQ. The closing price of our common stock on November 26, 2019 was $0.91 per share.

Holders

As of April 9, 2021, we had 53 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

On March 31, 2020 the Company entered into a private placement with Malven Group Limited, a company established under the laws of the British Virgin Islands (“Malven”), in connection with the purchase by Malven of 1,939,237 shares of our common stock at a price of $0.7735 per share for gross proceeds of $1,500,000. The Company’s Form 8-K filed on March 27, 2020 is incorporated herein by reference. On June 26, 2020, Malven purchased an additional 312,500 shares of common stock of the Company at a price of $3.20 per share for gross proceeds of $1,000,000. The closing of the transaction took place on June 29, 2020. The Company’s Form 8-K filed on June 29, 2020 is incorporated herein by reference.

On July 27, 2020, the Company entered into a Securities Purchase Agreement with three institutional accredited investors, in which the Company sold 1,481,484 shares of its common stock at a per share price of $1.35 for gross proceeds of approximately $2,000,000 pursuant to the Company’s Registration Statement filed on Form S-3. The transaction closed on July 29, 2020. The Company’s Form 8-K filed on July 29, 2020 is incorporated herein by reference.

On February 1, 2021, the Company entered into a private placement with Ms. Yiran Gu, in which the Company sold 500,000 shares of its common stock at a price per share of $2.00 for gross proceeds of $1,000,000. The Company’s Form 8-K filed on February 2, 2021 is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this item.

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

Overview

We are an operator of professional networks with a focus on diversity, employment, education and training. We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification. We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual, Transgender and Queer (LGBTQ).

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

On March 4, 2020, our Board of Directors (the “Board”) decided to discontinue all operations in China. The resolution approved by our Board was to effectively cease and discontinue operations. Accordingly, all historical financial results associated with our China operations have been reclassified to discontinued operations and current and prior period financial results have been reclassified to conform. China operations were previously disclosed as a reportable operating segment as “China Operations.”

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

	Year Ended December 31,
	2020	2019
Revenues:
Membership fees and related services	30.2%	48.3%
Recruitment services	66.5%	48.8%
Products sales and other	0.1%	0.1%
Consumer advertising and marketing solutions	3.2%	2.8%

Membership Fees and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” eChapter events which occur in a webcast setting as well as through in-person networking at approximately over a 100 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership.

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

Product Sales and Other. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time.

Consumer Advertising and Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers the ability to post recruitment advertising and job openings. We generate revenue from fees charged for those postings.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the years ended December 31, 2020 and 2019, the most directly comparable GAAP measure as reported in the consolidated financial statements:

	Years Ended December 31,
	2020	2019
	(in thousands)
Loss from Continuing Operations	$(4,158)	$(2,792)
Share-based compensation	620	225
Litigation settlement reserve	1,475	-
Depreciation and amortization	170	704
Other income	(652)	(8)
Income tax benefit	(35)	(178)
Adjusted EBITDA	$(2,580)	$(2,049)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$1,346	$2,428	$(1,082)	-44.6%
Recruitment services	2,962	2,451	511	20.8%
Products sales and other	5	5	-	0.0%
Consumer advertising and marketing solutions	144	141	3	2.1%
Total revenues	$4,457	$5,025	$(568)	-11.3%

Total revenues decreased $568,000, or 11.3%, from $5,025,000 for the year ended December 31, 2019 to $4,457,000 for the year ended December 31, 2020. The decrease in revenues was primarily attributable to a $1,082,000 or 44.6% decline in membership fees and related services, partially offset by $511,000 or a 20.8% increase in recruitment service revenues.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$3,106	$2,592	$514	19.8%
NAPW Network	1,351	2,433	(1,082)	-44.5%
Total revenues	$4,457	$5,025	$(568)	-11.3%

During the year ended December 31, 2020, our PDN Network generated $3,106,000 in revenues compared to $2,592,000 in revenues during the year ended December 31, 2019, an increase of $514,000 or 19.8%. The increase in revenues was primarily due to improvements in our e-commerce platform and new sales collaborations, higher new client acquisitions and a significant increase in diversity recruitment initiatives by our clients during the second half of 2020.

During the year ended December 31, 2020, our NAPW Network revenues were $1,351,000, compared to revenues of $2,433,000 during the year ended December 31, 2019, a decrease of $1,082,000 or 44.5%. The decrease in revenues was primarily due a continued decrease in legacy membership retention rates and the continued effects of COVID-19 as new membership enrollment significantly declined throughout 2020. We believe that the membership services that we provide to our customers turned into a discretionary spending item during 2020 and the services that we provide were postponed as a result of the financial and economic impact of COVID-19.

Costs and Expenses

The following tables set forth our costs and expenses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$787	$884	$(97)	-11.0%
Sales and marketing	1,915	2,159	(244)	-11.3%
General and administrative	6,429	4,274	2,155	50.4%
Depreciation and amortization	170	704	(534)	-75.9%
Total cost and expenses:	$9,301	$8,021	$1,280	16.0%

Total costs and expenses increased for the year ended December 31, 2020 to $9,301,000 compared to $8,021,000 for the year ended December 31, 2019. The $1,280,000 or 16.0% increase in costs and expenses was primarily attributable to a $2,155,000 increase in general and administrative expenses associated with higher share-based compensation expense, bad debt reserves, legal expense and litigation settlement reserves, partially offset by a decrease of $534,000 in depreciation and amortization expense and a $244,000 decrease in sales and marketing expenses due to lower salaries and benefit expenses.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$2,908	$2,949	$(41)	-1.4%
NAPW Network	1,894	2,706	(812)	-30.0%
Corporate Overhead	4,499	2,367	2,132	90.1%
Total cost and expenses:	$9,301	$8,021	$1,280	16.0%

Costs and expenses decreased $41,000, or 1.4%, in our PDN Network during the year ended December 31, 2020 primarily due to $114,000 in lower selling and marketing personnel costs and a $52,000 decrease in event and facility costs due to the elimination of in-person recruiting events due to COVID-19, which was partially offset by a $139,000 increase in bad debt expense.

Costs and expenses decreased $812,000, or 30.0%, in our NAPW Network during the year ended December 31 2020 primarily as a result of a $492,000 decrease in intangible amortization expense and a $319,000 reduction in personnel costs.

Corporate overhead expenses increased $2,133,000 or 90.2% during the year December 31, 2020 primarily as a result of $1,167,000 in litigation settlement reserves, $722,000 in higher legal fees and $396,000 in higher non-cash share-based compensation, which was partially offset by $304,000 in lower administrative salaries and benefits expense.

Operating Expenses

Cost of revenues: Cost of revenues during the year ended December 31, 2020 was $787,000, a decrease of $97,000, or 11.0%, from $884,000, during the year ended December 31, 2019, as a result of an $82,000 decrease in event and facility costs due to the elimination of in-person recruiting events in our PDN Network due to COVID-19.

Sales and marketing expense: Sales and marketing expense for the year ended December 31, 2020 was $1,915,000, a decrease of $244,000, or 11.3%, from $2,159,000 for the year ended December 31, 2019. The decrease is mainly attributable to a $257,000 reduction in the personnel costs, partially offset by a $16,000 increase in consulting fees.

General and administrative expense: General and administrative expenses increased $2,155,000, or 50.4%, to $6,429,000 for the year ended December 31, 2020, compared to general and administrative expenses of $4,274,000 for the year ended December 31, 2019. The increase was primarily the result of $1,947,000 in legal settlement reserves associated with settlements and court awarded judgements recorded in the current year, $396,000 in higher non-cash share-based compensation expenses associated with restricted stock awards and a $139,000 increase in bad debt expense, which was partially offset by a $482,000 reduction in personnel and benefit costs.

Depreciation and amortization expense: Depreciation and amortization expense for the year ended December 31, 2020 was $170,000, compared to $704,000 for the year ended December 31, 2019, a decrease of $534,000, or 75.9%. The decrease was mainly attributable to lower amortization expense associated with a $2,796,000 impairment charge recorded in the fourth quarter of 2018 against long-lived intangible assets in our NAPW Network, which effectively lower future amortization expenses.

Other Income (Expenses)

	Year Ended December 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Other income	$652	$26	$626	2407.7%

Other income for the year ended December 31, 2020 was $652,000, compared to other income of $26,000 during the year ended December 31, 2019. The increase in other income during the current year was primarily due to the Paycheck Protection Program (“PPP”) loan forgiveness we received from the Small Business Administration (“SBA”) in the fourth quarter of 2020. Due to the financial and economic impact of COVID-19, the CARES Act was enacted on March 27, 2020 and among the provisions contained in the CARES Act was the creation of the PPP that provided SBA loans for qualified small businesses and the loan proceeds were intended to be used for payroll costs, group health care benefits, rent, utilities and certain other operating related expenses. We applied for the PPP loan and on May 5, 2020, we received total proceeds of $651,077 from the SBA. In accordance with the loan forgiveness requirements under the CARES Act, we utilized the proceeds from the PPP loan for payroll costs, rent and utilities.

We applied for loan forgiveness during the fourth quarter of 2020 and the PPP loan was fully forgiven by the SBA. Prior to loan forgiveness, we had recorded the receipts under the PPP loan as a short-term and long-term loan in our consolidated balance sheets. Upon receiving loan forgiveness, we eliminated the short-term and long-term loan liability and the loan amount of $651,077 was reflected as PPP loan forgiveness in other income in our consolidated statements of operations during the fourth quarter of 2020.

Income Tax Benefit

	Year Ended December 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(35)	$(177)	$142	-80.2%

During the years ended December 31, 2020 and 2019, we recorded a benefit for income tax of $35,000 and $177,000. The decrease in income tax benefit during the current period was primarily due to a decrease in tax rates pursuant to the U.S. Tax Cuts and Jobs Act enacted in January 2018 year in addition to a reduction in our deferred tax liabilities in the current year.

Discontinued Operations

In March 2020, our Board of Directors decided to suspend all operations in China. The results for operations of China are presented in the consolidated statements of operation and comprehensive loss as loss from discontinued operations.

The following table presents results from discontinued operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenues	$-	$108

Cost of Sales	13	34
Depreciation and amortization	-	17
Sales and marketing	3	316
General and administrative	170	843
Non-operating (expense) income	(8)	196
Loss from discontinued operations before income tax	(194)	(906)
Income tax expense	-	147
Net loss from discontinued operations	$(194)	$(1,052)

Net loss

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended December 31,		Change	Change
	2020	2019	(Dollars)	(Percent)
	(in thousands)
PDN Network	$841	$(168)	$1,009	-600.6%
NAPW Network	(539)	(319)	(220)	69.0%
Corporate Overhead	(4,460)	(2,305)	(2,155)	93.5%
Consolidated net loss from continuing operations	$(4,158)	$(2,792)	$(1,366)	48.9%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the year ended December 31, 2020, we incurred a net loss of $4,158,000 from continuing operations, an increase of $1,366,000 or 48.9% from a net loss of $2,792,000 for the year ended December 31, 2019.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2020 and 2019:

	As of December 31,
	2020	2019
	(in thousands)
Cash and cash equivalents	$2,118	$634
Working capital (deficiency)	$(1,156)	$(2,114)

As of December 31, 2020, we had cash and cash equivalents of $2,118,000 compared to cash and cash equivalents of $634,000 at December 31, 2019. Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock. As of December 31, 2020, we had a working capital deficit of approximately $1,156,000, compared to a working capital deficit of approximately $2,114,000 as of December 31, 2019. We had an accumulated deficit of approximately $93,023,000 at December 31, 2020. During the years ended December 31, 2020 and 2019, we generated a net loss from continuing operations of approximately $4,158,000 and 2,792,000 and used cash from continuing operations of approximately $3,337,000 and 3,290,000.

During 2020, we continued our focus on cost cutting initiatives and have continued our focus on improving our overall profitability though new sales and marking initiatives and through business collaborations, however, we have continued to generate negative cash flows from operations and we expect to incur net losses for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, make strategic acquisitions and generate organic growth in revenues from our existing operating segments. The consolidated financial statements do not include any adjustments that might be necessary if we unable to continue as a going concern.

On March 22, 2020, we entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands (“Malven”), in connection with the purchase by Malven of 1,939,237 shares of our common stock at a price of $0.7735 per share for gross proceeds of $1,500,000. The closing of the transaction took place on March 31, 2020. On June 26, 2020, we entered into a second agreement with Malven, in connection with the purchase of 312,500 shares of common stock at a price of $3.20 per share for gross proceeds of $1,000,000. The closing of the transaction took place on June 29, 2020 and we received the funds in July 2020.

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

On February 1, 2021, we entered into a private placement with Ms. Yiran Gu, in which the Company sold 500,000 shares of its common stock at a price per share of $2.00 for gross proceeds of $1,000,000.

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

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash (used in) provided by continued operations
Operating activities	$(3,337)	$(3,290)
Investing activities	(65)	(3)
Financing activities	4,928	6,615
Effect of exchange rate fluctuations on cash and cash equivalents	157	43
Cash (used in) provided by discontinued operations
Operating activities	(199)	(3,184)
Investing activities	-	58
Financing activities	-	289
Net increase in cash and cash equivalents	$1,484	$528

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the year ended December 31, 2020 was $3,337,000. We had a net loss from continuing operations of $4,158,000 during the year ended December 31, 2020, which included a non-cash PPP loan forgiveness of $651,077, $350,000 in litigation settlements to be paid during the first quarter of 2021, share-based compensation expense of $620,000 and depreciation and amortization expense of $170,000 and amortization of right-of-use assets of $116,000, which was partially offset by payments of lease obligations of $107,000. Changes in operating assets and liabilities used $771,000 of cash during the year ended December 31, 2020, consisting primarily of a $834,000 decrease in accounts payable, a $285,000 decrease in accounts receivable and a $114,000 decrease in prepaid expenses, which was partially offset by a $264,000 increase in accrued liabilities and a $202,000 increase in deferred revenues.

Net cash used in operating activities from continuing operations for the year ended December 31, 2019 was $3,290,000. We had a net loss of $2,792,000, write off of accounts payable of $376,000, payments of lease obligations of $164,000, which was partially offset by non-cash depreciation and amortization of $704,000, Share-based compensation expense of $225,000, amortization of leases of $151,000, and deferred tax expense of $177,000. Changes in operating assets and liabilities used $872,000 of cash during the year ended December 31, 2019, consisting primarily of decreases in accounts payable of $432,000 and a $564,000 decrease in deferred revenues, which was partially offset by increases in accounts receivable of $96,000 and an increase in prepaid expenses of $54,000. Net cash used in operating activities from discontinued operations was $3,183,594, which primarily consisted of the funds in PDN China’s frozen bank account due to the Gatewang Case.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2020 was approximately $65,000, which consisted primarily of a security deposit on our new office lease of $66,000, $10,000 associated with the purchases of computer equipment and $4,000 in costs associated with internally developed technology. During the year ended December 31, 2019, net cash used in investing activities from continuing operations was $3,000 and consisted of investments in internally developed technology.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the year ended December 31, 2020 was approximately $4,928,000, which reflected proceeds from the sale of common stock of $4,277,000.

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

Net cash provided by financing activities from continuing operations during the year ended December 31, 2019 was approximately $6,615,000, consisting of $1,100,000 in gross proceeds from the sale of 500,000 shares of our common stock to one purchaser at a purchase price $2.20 per share, $2,000,000 in gross proceeds from sale of 1,142,857 shares of common stock to one purchaser at a purchase price $1.75 per share, $700,000 in gross proceeds from the sale of 442,830 shares of our common stock to one purchaser at a purchase price $1.58 per share, $300,000 in gross proceeds from sale of 189,873 shares of common stock to one purchaser at a purchase price $1.58 per share, $400,000 in gross proceeds from a short-term loan from GNet Tech Holdings, a related party through one of our shareholders, Cosmic Forward Limited, partially offset by a $400,000 repayment of the short-term loan from GNet Tech Holdings

Off-Balance Sheet Arrangements

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such are not required to provide information under this item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are included on pages F-1 through F-23 of this Annual Report. See Item 15(a)(l) for a listing of financial statements provided.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP), and include those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2020. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of the end of the period covered in this Annual Report on Form 10-K. Management undertook several remediation actions, including hiring experienced accounting personnel, improvements in the segregation of duties within our accounting and financial reporting functions, GAAP training of internal staff and engaging an outside consultant to assist the Company on complex GAAP matters. Although these measures greatly helped to improve our internal controls, they did not fully remediate deficiencies in controls. Despite this, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position and results of operations.

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

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or a combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management had concluded that, as of December 31, 2020, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements. Specifically, we noted the following.

●	Management has not implemented policies and procedures to recognize revenue equal to the amount allocated from revenue sharing arrangements with partners. Specifically, invoices of such arrangements are not agreed to approved price list before recording and related write-offs and credit memos for payments to be received are not reviewed or approved by management.

●	The Company does not have accounting policies and procedures to specify the correct treatment for estimating the allowance for doubtful accounts and bad debt expense of recruitment services. Specifically, a supporting analysis is not prepared for estimating the allowance for doubtful accounts and bad debt expense. Delinquent accounts receivable are not reviewed.

●	Accounting procedures are not sufficiently formal that management can determine whether the control objective is met, documentation supporting the procedures is in place, and personnel routinely know the procedures that need to be performed. Specifically, data from foreign subsidiaries underlying financial statements is not captured completely, accurately, and timely, in accordance with the entity’s policies and procedure

Plan for Remediation of Material Weakness

During 2020, we continued our initiatives to improve and remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2019. Specifically:

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2020 we continued to undertake efforts to enhance the overall internal control structure. We implemented additional review and approval policies and procedures within our operations. There have been no other changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Business Conduct and Ethics below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” “Executive Officers” and “Other Matters—Delinquent Section 16(a) Reports” in our definitive Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”).

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

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers and Executive Compensation” in the 2021 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in the 2021 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2020, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders (1)	272,901	$5.24	514,780
Equity compensation plans not approved by our shareholders	—	—	—
Total	272,901	$5.24	514,780

(1) Includes outstanding stock options to purchase shares of our common stock and outstanding restricted stock awards pursuant to the Company’s 2013 Equity Compensation Plan, as amended. Each of these plans has been approved by our stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2021 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The financial statements and schedules listed in the accompanying Index to Financial Statements on page F-1 are filed as part of this report.

2. Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.

3. Exhibits

The exhibits listed on the Index to Exhibits (pages 41 through 42) are filed as part of this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger among the Company, NAPW Merger Sub, Inc., NAPW, Inc. and Matthew B. Proman, dated as of July 11, 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2014).
2.2	Stock Purchase Agreement, dated as of August 12, 2016, by and between Professional Diversity Network, Inc. and Cosmic Forward Limited, including as Exhibit A the form of Stockholders’ Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016).
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through October 17, 2016 (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2016).
3.2	Second Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
4.1	Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013).
4.2	Form of Underwriters’ Warrant (incorporated herein by reference to Exhibit 1.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013).
4.3±	Common Stock Purchase Warrant for the Purchase of 6,000 Shares of Common Stock of Professional Diversity Network, Inc. between David Bocchi and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).
4.4	Common Stock Purchase Warrant for the Purchase of 50,000 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).
4.5	Common Stock Warrant for the Purchase of 131,250 Shares of Common Stock of Professional Diversity Network, Inc. between Matthew B. Proman and the Company, dated as of September 24, 2014 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2014).
4.6	Warrant for the Purchase of 1,000,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $0.25 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 (incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).
4.7	Warrant for the Purchase of 1,750,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $0.25 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 incorporated herein by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).
4.8	Warrant for the Purchase of 1,000,000 Shares of Common Stock of Professional Diversity Network, Inc. at a purchase price of $2.50 between White Winston Select Asset Funds, LLC and Professional Diversity Network, Inc., dated June 30, 2016 (incorporated herein by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2016).
4.9	Stockholders’ Agreement, dated as of November 7, 2016, by and among Professional Diversity Network, Inc., Cosmic Forward Limited, Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Nan Kou (incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
4.10	Agreement on Exclusive Technical Support, Consultation and Service, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd. (incorporated herein by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018).
4.11	Business Operation Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd. (incorporated herein by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018).

4.12	Equity Interest Pledge Agreement, dated as of February 26, 2018 between PDN (China) International Culture Development Co., Ltd., Maoji (Michael) Wang and Anyong Wu. (incorporated herein by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018).
4.13	Exclusive Stock Option Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd., Maoji (Michael) Wang and Anyong Wu. (incorporated herein by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018).
4.14	Intellectual Property Licensing Agreement, dated as of November 16, 2017 between PDN (China) International Culture Development Co., Ltd. and Jiangxi PDN Culture & Media Co., Ltd. (incorporated herein by reference to Exhibit 4.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2018).
4.15	Professional Diversity Network, Inc. Announces Agreement to Acquire Interests in RemoteMore USA, Inc., a Provider of Remote-hiring (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2021).
21*	List of Subsidiaries of the Company
23.1*	Consent of Ciro E. Adams, CPA, LLC.
24	Powers of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
†	Confidential treatment requested as to certain portions of this exhibit. Such portions have been redacted and submitted separately to the SEC.
#	Denotes a management contract or compensation plan or arrangement
±	The Common Stock Purchase Warrants issued by the Company to each of Craig Skop, Priyanka Mahajan, Kevin Mangan, Eric Lord, Ramnarain Jaigobind, Zachary Hirsch, Joseph Haughton, Phillip Michals, Raffaele Gambardella and Robert Eide, all of whom are affiliates of Aegis Capital Corp., are substantially identical in all material respects to the Common Stock Purchase Warrant issued to David Bocchi and filed as an exhibit, except as to the recipient of such warrants and the number of shares of Common Stock issuable upon exercise of such warrants. Pursuant to SEC regulation, we have omitted filing copies of such warrants as exhibits to this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Professional Diversity Network, Inc.

Chicago, IL 60603-5713

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Professional Diversity Network, Inc., (the Company), as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

56 Rockford Road, Wilmington, DE 19806-1004 | Phone: 302-652-4783

ciroadamscpa.com

Description of the Matter

Revenue Recognition

As described in Note 3 to the consolidated financial statements, the Company derives its revenue from membership fees and recruitment services, which it recognizes ratably over the membership periods and the contractual terms. The Company’s revenue recognition processes involve several applications responsible for the initiation, processing, and recording of transactions from the Company’s various sales channels, and the calculation of revenue in accordance with the Company’s accounting policy.

Auditing the Company’s accounting for revenue from recruitment services was challenging due to the material weaknesses in internal control over revenue sharing arrangements with partners. Specifically, invoices of such arrangements are not agreed to approved price list before recording and related write-offs and credit memos for payments to be received are not reviewed or approved by management.

How We Addressed the Matter in Our Audit

We obtained an understanding of internal controls over the Company’s accounting for revenue from membership fees and recruitment services. To test the Company’s accounting for revenue from recruitment services, we performed substantive audit procedures that included, among others, testing on a sample basis the completeness and accuracy of the underlying data within the Company’s billing system, performing data analytics by extracting data from the system to evaluate the completeness and accuracy of recorded revenue and deferred revenue amounts, tracing a sample of sales transactions to source data, and testing a sample of cash to billings reconciliations.

Description of the Matter

Allowance for Doubtful Accounts

As described in Note 3 to the consolidated financial statements, the Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. A portion of the uncollectable amounts comprised of adjustments to historical loss information subject to management’s estimate and judgment.

Auditing the Company’s allowance for doubtful accounts was challenging due to the material weaknesses in internal control over estimating the allowance for doubtful accounts and bad debt expense of recruitment services. Specifically, supporting analyses are not prepared by management for estimating the allowance for doubtful accounts and bad debt expense.

How We Addressed the Matter in Our Audit

We obtained an understanding of internal controls over the Company’s accounting for an allowance for doubtful accounts. To test the Company’s allowance for doubtful accounts, we performed substantive audit procedures that included, among others, testing subsequent collections posted to the aged trial balance by examining supporting documents (deposit slips and remittance advices) and matching cash receipts to specific invoices.

Wilmington, DE 19806-1004

April 9, 2021

We have served as the Company’s auditor since 2018.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

Current Assets:
Cash and cash equivalents	$2,117,569	$633,615
Accounts receivable, net	1,005,482	720,750
Incremental direct costs	36,212	33,258
Prepaid expense and other current assets	355,260	240,763
Current assets from discontinued operations	6,898	75,996
Total current assets	3,521,421	1,704,382

Property and equipment, net	10,382	21,188
Capitalized technology, net	25,867	95,884
Goodwill	339,451	339,451
Intangible assets, net	376,178	452,385
Right-of-use assets	487,677	93,251
Merchant reserve	760,849	760,849
Security deposits	66,340	15,033
Long-term assets from discontinued operations	3,085,178	3,109,200
Total assets	$8,673,343	$6,591,623

Current Liabilities:
Accounts payable	$728,379	$796,137
Accrued expenses	1,626,164	654,169
Deferred revenue	1,901,129	1,699,001
Lease liability, current portion	46,526	105,083
Current liabilities from discontinued operations	375,276	564,044
Total current liabilities	4,677,474	3,818,434

Lease liability, non-current portion	463,998	-
Deferred tax liability	186,039	221,254
Total liabilities	5,327,511	4,039,688

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 12,820,891 shares and 8,928,611 shares issued as of December 31, 2020 and 2019, and 12,819,843 and 8,927,563 shares outstanding as of December 31, 2020 and 2019	128,198	89,286
Additional paid in capital	95,985,080	91,126,784
Accumulated other comprehensive income	292,506	44,242
Accumulated deficit	(93,022,835)	(88,671,260)
Treasury stock, at cost; 1,048 shares at December 31, 2020 and 2019	(37,117)	(37,117)
Total stockholders’ equity	3,345,832	2,551,935
Total liabilities and stockholders’ equity	$8,673,343	$6,591,623

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019
Revenues:
Membership fees and related services	$1,345,707	$2,428,060
Recruitment services	2,962,275	2,450,742
Products sales and other	4,820	5,644
Consumer advertising and marketing solutions	143,934	140,766
Total revenues	4,456,736	5,025,212

Costs and expenses:
Cost of revenues	787,184	884,374
Sales and marketing	1,915,422	2,159,315
General and administrative	6,429,445	4,273,941
Depreciation and amortization	169,902	703,717
Total costs and expenses	9,301,953	8,021,347

Loss from continuing operations	(4,845,217)	(2,996,135)

Other income (expense)
PPP loan forgiveness	651,077	-
Interest income	-	8,017
Other income, net	963	18,488
Other income (expense), net	652,040	26,505

Loss before income tax benefit	(4,193,177)	(2,969,630)
Income tax benefit	(35,215)	(177,501)
Loss from continuing operations	(4,157,962)	(2,792,129)
Loss from discontinued operations	(193,613)	(1,052,334)
Net loss	$(4,351,575)	$(3,844,463)

Other comprehensive loss:
Net loss	$(4,351,575)	$(3,844,463)
Foreign currency translation adjustment	248,264	68,452
Comprehensive loss:	$(4,103,311)	$(3,776,011)

Basic and diluted loss per share:
Continuing operations	$(0.37)	$(0.43)
Discontinued operations	$(0.02)	$(0.16)
Net loss	$(0.39)	$(0.59)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	11,276,228	6,547,815

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2019	4,856,213	$48,562	$83,728,904	$(84,826,797)	1,048	$(37,117)	$(24,340)	$(1,110,788)
Issuance of common stock	3,832,553	38,326	6,576,602	-	-	-	-	6,614,928
Conversion of note payable	209,205	2,092	497,908					500,000
Issuance of common stock for settlement of acounts payable	30,640	306	98,664					98,970
Share-based compensation	-	-	224,706	-	-	-	-	224,706
Translation adjustments	-	-	-	-	-	-	68,582	68,582
Net loss	-	-	-	(3,844,463)	-	-	-	(3,844,463)
Balance at December 31, 2019	8,928,611	$89,286	$91,126,784	$(88,671,260)	1,048	$(37,117)	$44,242	$2,551,935
Issuance of common stock	3,891,232	38,912	4,237,915	-	-	-	-	4,276,827
Share-based compensation	-	-	620,381	-	-	-	-	620,381
Translation adjustments	-	-	-	-	-	-	248,264	248,264
Net loss	-	-	-	(4,351,575)	-	-	-	(4,351,575)
Balance at December 31, 2020	12,819,843	$128,198	$95,985,080	$(93,022,835)	1,048	$(37,117)	$292,506	$3,345,832

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Loss from continuing operations	$(4,157,962)	$(2,792,129)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
PPP loan forgiveness	(651,077)	-
Depreciation and amortization	169,903	703,717
Deferred tax benefit	(35,215)	(177,501)
Amortization of right-of-use asset	116,098	151,520
Accretion of lease liability	2,318	10,765
Share-based compensation expense	620,381	224,706
Litigation settlement reserve	1,474,922	-
Write-off of accounts payable	-	(375,997)
Write-off of property and equipment	1,232	1,385
Recovery of bad debt expense	-	(102)
Payment of lease obligations	(107,401)	(164,194)
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(284,732)	96,050
Prepaid expenses and other current assets	(114,497)	54,170
Incremental direct costs	(2,954)	(12,461)
Accounts payable	(834,259)	(431,899)
Accrued expenses	263,574	(14,196)
Deferred revenue	202,128	(563,570)
Net cash used in operating activities - continuing operations	(3,337,541)	(3,289,736)
Net cash used in operating actvities - discontinued operations	(198,535)	(3,183,594)
Net cash used in operating activities	(3,536,076)	(6,473,330)

Cash flows from investing activities:
Costs incurred to develop technology	(3,700)	(2,499)
Purchases of property and equipment	(10,404)	(550)
Payment of security deposit	(51,307)	-
Net cash used in investing activities - continuing operations	(65,411)	(3,049)
Net cash provided by investing actvities - discontinued operations	-	57,846
Net cash provided used in investing activities	(65,411)	54,797

Cash flows from financing activities:
Proceeds from the sale of common stock	4,276,827	6,614,928
Proceeds from short-term loan	651,077	400,000
Repayment from short-term loan	-	(400,000)
Proceeds from line of credit	-	292,882
Repayment of line of credit	-	(292,882)
Net cash provided by financing activities - continuing operations	4,927,904	6,614,928
Net cash provided by financing actvities - discontinued operations	-	288,632
Net cash provided by financing activities	4,927,904	6,903,560

Effect of exchange rate fluctuations on cash and cash equivalents	157,537	42,918
Net increase in cash and cash equivalents	1,483,954	527,945
Cash, cash equivalents, beginning of period	633,615	105,670
Cash and cash equivalents, end of period	2,117,569	633,615

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$8,594
Cash paid for interest	$-	$18,819
Supplemental disclosures of non cash flow information:
PPP loan forgiveness	$651,077	$-

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. The NAPW Network is networking organization for professional women, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at events hosted at its local chapters across the country.

In March 2020, our Board of Directors decided to suspend all China operations generated by the former CEO, Michael Wang. The results of China operations are presented in the consolidated statements of operations and comprehensive loss as net loss from discontinued operations. On March 19, 2020, Jiangxi PDN Culture Media Co., Ltd. (“Jiangxi PDN”), a company established under the laws of the People’s Republic of China and a variable interest entity (VIE) controlled by Professional Diversity Network, Inc. (“PDN”), issued a Notice of Termination of the Agreement of Acquisition and Equity Transfer (the “Termination”). This Notice was exercised under Jiangxi PDN’s unilateral right and was delivered on March 19, 2020. Under the terms of the Termination, no additional due diligence shall be completed, any materials shall be returned to the respective owners, and there shall be no breakup fee or penalty associated with this Termination. We expect no further involvement in this matter.

2. Going Concern and Management’s Plans

At December 31, 2020, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the twelve months ended December 31, 2020.

The Company had an accumulated deficit of ($93,022,835) at December 31, 2020. During the year ended December 31, 2020, the Company generated a net loss from continuing operations of approximately ($4,158,000) and used cash in continuing operations during the twelve months ended December 31, 2020 of approximately $3,337,000. At December 31, 2020, the Company had a cash balance of $2,117,569. Total revenues during the year ended December 31, 2020 were approximately $4,457,000 compared to total revenues of approximately $5,025,000 during the year ended December 31, 2019. The Company had a working capital deficiency from continuing operations of approximately ($1,156,000) and ($2,114,000) at December 31, 2020 and 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial information contained herein does not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flows from operations may not be sufficient to meet our working capital requirements for the next twelve months. In order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, raise capital through the issuance of common stock, or through a strategic merger or acquisition. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources or impact plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be negotiable on acceptable terms.

On March 22, 2020, the Company entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands (“Malven”), in connection with the purchase by Malven of 1,939,237 shares of common stock of the Company (collectively the “Shares”) at a price of $0.7735 per share for gross proceeds of $1,500,000. The closing of the transaction took place on March 30, 2020.On June 26, 2020, Malven purchased additional 312,500 shares of common stock of the Company at a price of $3.20 per share for gross proceeds of $1,000,000. The closing date of the transaction was June 29, 2020 and gross proceeds of $1,000,000 were received in July 2020.

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

On February 1, 2021, the Company entered into a private placement with Ms. Yiran Gu, in which the Company sold 500,000 shares of its common stock at a price per share of $2.00 for gross proceeds of $1,000,000.

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

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2020 and 2019, the allowance for doubtful accounts was $156,927 and $20,007.

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. Incremental direct costs associated with the PDN Network consists of commissions paid to third-party agencies. Commissions associated with the NAPW Network are deferred and amortized over the term of membership, which is a 12-month period and agency commissions associated with the PDN Network are deferred and amortized over the membership service period. Total incremental direct costs related to the NAPW and PDN Network during the years ended December 31, 2020 and 2019 was $107,000 and $33,000.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense for the years ended December 31, 2020 and 2019 was $19,978 and $33,711, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

All historical operating results for the Company’s China operations are included in loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. For the year ended December 31, 2020, loss from discontinued operations was approximately ($216,000) compared to a loss from discontinued operations of ($1,052,000) for the year ended December 31, 2019.

Assets and liabilities of China operations are now included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. As of December 31, 2020, current assets from discontinued operations were approximately $6,900, compared to approximately $76,000 as of December 31, 2019, and long-term assets from discontinued operations were approximately $3,085,000 at December 31, 2020, compared to approximately $3,109,000 as of December 31, 2019. As of December 31, 2020, current liabilities from discontinued operations were approximately $375,000, compared to approximately $564,000 as of December 31, 2019.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, as presented in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

Revenues	$-	$107,584

Cost of Sales	12,963	33,803
Depreciation and amortization	-	16,626
Sales and marketing	2,856	315,713
General and administrative	170,196	842,667
Non-operating (expense) income	(8,301)	195,593
Loss from discontinued operations before income tax	(193,613)	(905,632)
Income tax expense	-	146,702
Net loss from discontinued operations	$(193,613)	$(1,052,334)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the years ended December 31, 2020 and 2019, the Company incurred advertising and marketing expenses of approximately $681,000 and $649,000. These amounts are included in sales and marketing expenses in the accompanying statements of operations.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2017 through 2020.

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

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2020 and 2019 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of December 31,
	2020	2019

Warrants to purchase common stock	125,000	125,000
Stock options	66,126	295,793
Unvested restricted stock	206,775	27,319
Total dilutive securities	397,901	448,112

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of Generally Accepted Accounting Principles. The guidance is effective for interim and annual period beginning after December 15, 2020, with early adoption permitted. The Company will adopt ASU 2019-12 during the first quarter of 2021 and the adoption of ASU 2019-12 will effect the classification of income taxes, but is not expected to impact reported results in the consolidated financial statements.

4. Capitalized Technology

Capitalized Technology, net is as follows:

	December 31,
	2020	2019
Capitalized cost:
Balance, beginning of period	$2,165,545	$2,163,044
Additional capitalized cost	3,700	2,501
Balance, end of period	2,169,245	2,165,545

Accumulated amortization:
Balance, beginning of period	$2,130,037	$1,968,213
Provision for amortization	13,341	101,448
Balance, end of period	2,143,378	2,069,661
Capitalized Technology, net	25,867	95,884

Amortization expense of $13,341 and $101,448 for the years ended December 31, 2020 and 2019, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

5. Intangible Assets

Intangible assets, net is as follows:

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2020	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,845,178)	$285,778
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,822,831)	285,778
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$376,178

		Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
December 31, 2019	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,768,971)	$361,985
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,746,624)	361,985
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$452,385

Future annual estimated amortization expense is summarized as follows:

Year ended December 31,
2021	$76,207
2022	76,207
2023	76,207
2024 and thereafter	57,157
$285,778

Amortization expense of $76,207 and $568,558 for the years ended December 31, 2020 and 2019, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

6. PPP Loan

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

The Company accounted for the proceeds received from the PPP loan as debt in accordance with ASC 470, Debt. Accordingly, the Company accounted for the proceeds received as short-term and long-term loan in its consolidated balance sheets until forgiveness of the PPP loan was received. The Company applied for loan forgiveness during the fourth quarter of 2020 and the PPP loan was fully forgiven by the SBA. Upon receiving forgiveness of the PPP loan, the Company eliminated the short-term and long-term loan debt liability and the loan forgiveness amount of $651,077 was applied as PPP loan forgiveness in the other income section of the Company’s consolidated statements of operations during the fourth quarter of 2020.

7. Accrued Liabilities

As of December 31, 2020 and 2019, accrued liabilities consisted of the following:

	As of December 31,
	2020	2019

Litigation reserve	1,412,502	348,000
Accrued payroll	75,263	72,166
Accrued legal fees	-	69,896
Accrued Board of Director fees	61,277	50,364
Accrued revenue sharing agreements	53,266	43,844
Other	23,856	69,899
Total accrued liabilities	$1,626,164	$654,169

8. Commitments and Contingencies

PDN China’s bank account with a balance of approximately $3.1 million was frozen by Guangzhou Police due to the Gatewang Case. The Company has classified this entire cash balance as a long-term asset and is classified in discontinued operations.

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

On October 28, 2020, the Company and White Winston reached a settlement agreement, in which the Company made a cash payment of $250,000 on October 29, 2020 and a second cash payment of $350,000 was paid on February 16, 2021. In addition, the Company issued 150,000 shares of the Company’s common stock in January 2021.

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

The Company and its wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. In November 2020, both parties entered into mediation proceedings but a settlement was not reached. This matter is scheduled to go to trial in 2021.

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

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of December 31, 2020, the Company had 12,819,843 shares of common stock outstanding.

On March 22, 2020, the Company entered into an agreement with Malven Group Limited, a company established under the laws of the British Virgin Islands, in connection with the purchase of 1,939,237 shares of common stock of the Company at a price of $0.7735 per share for gross proceeds of $1,500,000. On June 26, 2020, Malven purchased additional 312,500 shares of common stock of the Company at a price of $3.20 per share for gross proceeds of $1,000,000.

On July 27, 2020, the Company entered into a Securities Purchase Agreement with three institutional accredited investors, in which the Company sold 1,481,484 shares of the Company’s common stock at a per share price of $1.35 for net proceeds of $1,814,353, after deducting financial advisory, legal and escrow related fees. The Company’s sale of common stock sale was completed pursuant to the Company’s Registration Statement filed on Form S-3.

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

Stock Options

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of its options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2020 and 2019:

			Weighted
			Average
		Weighted	Remaining	Aggregrate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Options	Price	(in Years)	(in thousands)
Outstanding - January 1, 2020	295,793	$8.88	7.5	$-
Granted	30,000	3.69
Exercised	-	-
Forfeited	(259,667)	9.21
Outstanding - December 31, 2020	66,126	$5.24	8.3	$10.8

Exercisable at December 31, 2020	26,126	$8.18	7.0	$7.2

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregrate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2019	499,439	$6.94	9.0	$-
Granted	30,000	2.23
Exercised	-	-
Forfeited	(233,646)	3.87
Outstanding - December 31, 2019	295,793	$8.88	7.5	$-

Exercisable at December 31, 2019	275,793	$9.37	7.4	$-

On June 25, 2020, the Company granted 30,000 stock options. The stock option exercise price was $3.69 and the grant date fair value of this award was $90,840.

On March 11, 2019, the Company granted 30,000 stock options at a stock option exercise price of $2.23 and the grant date fair value was $53,400. The Company computes the grant date fair value of stock option awards using the Black-Scholes option-pricing model and the fair value of stock option awards are amortized on a straight-line basis over the requisite service period of the stock option awards.

The following assumptions were utilized in the Black-Scholes option pricing for the stock option grants for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Expected dividend yield	-	-
Risk-free interest rate	0.33%	2.44%
Expected volatility	111.55%	102.71%
Expected term (in years)	5.75	5.75
Grant-date fair value of stock options awarded	$3.03	$1.78

The Company recorded non-cash stock-based compensation expense of approximately $33,000 and $24,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019, pertaining to stock options awards.

Total unrecognized stock-based compensation expense related to unvested stock options at December 31, 2020 was approximately $78,000 and is expected to be recognized through the second quarter of 2023.

Warrants

As of December 31, 2020 and 2019, there were 125,000 warrants outstanding and exercisable, with a weighted average exercise price of $20.00 per share and these warrants are scheduled to expire on June 30, 2021.

Restricted Stock

A summary of restricted stock activity for the years ended December 31, 2020 and 2019 is as follows:

Number of
Shares
Outstanding - January 1, 2019	60,651
Granted	47,568
Forfeited	(13,865)
Vested	(67,035)
Outstanding - December 31, 2019	27,319
Granted	306,775
Forfeited	-
Vested	(127,319)
Outstanding - December 31, 2020	206,775

During the year ended December 31, 2020, the Company granted 300,000 restricted stock units (“RSUs”) to the Company’s Chief executive Officer Xin (Adam) He and 6,775 RSUs to a newly elected Board of Director. The RSU award grant to Mr. He vest 1/3 on grant date and the remaining 2/3 to vest equally on the annual grant date anniversary of the award over the next two years. The RSU award to the Board member fully vests on the one-year anniversary of the RSU award. The aggregate grant date fair value of the combined awards amounted to $1,132,000.

During the year ended December 31, 2019, the Company granted 46,402 to certain Board of Directors and 1,166 RSUs to Mr. He for their board services. The RSUs awards had no voting or dividend rights. The fair value of the common stock on the dates of grant were $3.09 and $3.32 per share, based upon the closing market price on the grant dates. The aggregate grant date fair value of the combined awards amounted to $156,000.

The Company recorded non-cash stock-based compensation expense of approximately $587,000 and $201,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively, pertaining to restricted stock awards.

Total unrecognized stock-based compensation expense related to unvested restricted stock at December 31, 2020 was $559,000 and is expected to be recognized through the second quarter of 2022.

12. Income Taxes

The Company has the following net deferred tax assets and liabilities at December 31, 2020 and 2019:

	December 31,
	2020	2019
Goodwill and intangible assets	$(41,780)	$(44,715)
Developed technology	(7,010)	(25,985)
Derivative liability	(112,564)	(112,564)
Property and equipment	3,378	18,399
Other deferred tax assets	23,627	42,678
Settlements	473,302	150,290
Stock based compensation	95,103	331,731
Net operating loss	8,017,170	7,161,406
Valuation allowance	(8,637,265)	(7,742,494)
Net deferred tax liability	$(186,039)	$(221,254)

The benefit for income taxes for the years ended December 31, 2020 and 2019 consists of the following:

	Year Ended December 31,
	2020	2019
Federal:
Current provision	$-	$-
Deferred tax benefit	(27,288)	(134,163)
	$(27,288)	$(134,163)
State:
Current provision	$-	$-
Deferred tax benefit	(7,927)	(43,338)
	$(7,927)	$(43,338)
Foreign:
Current provision	$-	$-
Deferred provision (benefit)	-	-
	$-	$-

Income tax expense benefit	$(35,215)	$(177,501)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019
Expected federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.1%	6.1%
Impairment charge	0.0%	0.0%
Valuation allowance	-21.4%	-13.5%
Permanent items	-3.4%	-0.1%
Rate change	0.0%	-2.6%
Other	-1.5%	-4.9%
	0.8%	6.0%

The valuation allowance at December 31, 2020 was approximately $8,637,000. The net change in the valuation allowance during the year ended December 31, 2020 was an increase of approximately $895,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2020.

At December 31, 2020, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $29,584,000. Of this amount, $20,476,000 expires between 2034 and 2038, and $9,108,000 has an indefinite carryforward period. Certain tax attributes are subject to an annual limitation as a result of changes in ownership as defined under Internal Revenue Code Section 382. The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the U.S. include New York, Illinois and California.

The U.S. Tax Cuts and Jobs Act of 2017 provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign E&P through the year ended December 31, 2017. The Company had an estimated $332,000 of undistributed foreign E&P subject to the deemed mandatory repatriation, this income was offset by U.S. operating losses. As of December 31, 2020, foreign withholding taxes have not been provided on the undistributed E&P of its foreign subsidiaries as the Company intend to permanently reinvest these foreign earnings in those businesses outside the U.S.

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

13. Segment Information

The Company operates in the following segments: (i) NAPW Network, (ii) PDN Network and (iii) Corporate Overhead. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information of the Company’s reportable segments as of and for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$1,345,707	$-	$1,345,707
Recruitment services	2,962,275	-	-	2,962,275
Products sales and other	-	4,820	-	4,820
Consumer advertising and marketing solutions	143,934	-	-	143,934
Total revenues	3,106,209	1,350,527	-	4,456,736
Income (loss) from continuing operations	197,739	(543,706)	(4,499,250)	(4,845,217)
Depreciation and amortization	32,885	137,017	-	169,902
Income tax expense (benefit)	9,119	(4,797)	(39,537)	(35,215)
Net income (loss) from continuing operations	840,660	(538,909)	(4,459,713)	(4,157,962)

	As of December 31, 2020
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	285,778	-	376,178
Assets from continuing operations	4,455,262	1,126,005	-	5,581,267

	Year Ended December 31, 2019
	PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$2,428,060	$-	$2,428,060
Recruitment services	2,450,742	-	-	2,450,742
Products sales and other	-	5,644	-	5,644
Consumer advertising and marketing solutions	140,766	-	-	140,766
Total revenues	2,591,508	2,433,704	-	5,025,212
Loss from continuing operations	(357,067)	(272,528)	(2,366,540)	(2,996,135)
Depreciation and amortization	62,064	641,653	-	703,717
Income tax (benefit) expense	(162,281)	46,778	(61,998)	(177,501)
Net (loss) income from continuing operations	(168,281)	(319,306)	(2,304,542)	(2,792,129)

	As of December 31, 2019
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	361,985	-	452,385
Assets from continuing operations	2,151,734	1,254,693	-	3,406,427

14. Employee benefit plans

The Company’s employee benefit plans currently consist of a defined contribution plan for all U.S. employees. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. regular, full-time employees are eligible to participate in the Professional Diversity Network Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the Professional Diversity Networks Inc. 401(k) Plan, employees are eligible to participate after meeting eligibility requirements and employees are always fully vested in their own contributions. The Company currently did not make any matching contributions during the year ended December 31, 2020, but effective on January 1 2021, the Company has elected to match 4% of eligible employee contributions.

15. Subsequent Events

On February 1, 2021, the Company entered into a private placement with Ms. Yiran Gu, in which the Company sold 500,000 shares of its common stock at a price per share of $2.00 for gross proceeds of $1,000,000.

On February 22, 2021, the Company issued a press release announcing a business and operational strategy change with respect to its NAPW Network. Prior to its scheduled launch of a new membership website, the NAPW Network is transitioning to an online membership acquisition model utilizing ecommerce-centric technology to replace the previous telemarketing business model. This change in business strategy is expected to increase productivity and reduce membership acquisition costs. As a result of the change to an ecommerce business model, there was an approximate 50% reduction in customer service representatives in the Company’s NAPW Network during the first quarter of 2021.

On March 24, 2021, Professional Diversity Network, Inc. (“PDN”) entered into a stock purchase agreement to acquire equity interests (the “Transaction”) in RemoteMore USA, Inc., a Delaware corporation (“RemoteMore”). At the closing, PDN, through a newly formed subsidiary, will own approximately 45.625% of the total outstanding capital stock of RemoreMore and will have the power to appoint two directors on the three-person board of directors of RemoteMore. In addition, PDN will have the option to acquire an additional 20% of RemoreMore’s outstanding capital stock after 24 months. At the closing of the Transaction, the two founders of RemoteMore, Mr. Boris Krastev and Mr. Boris Borisov (the “Founders”), will enter into employment agreements with RemoreMore, and pursuant to such agreements each Founder will be entitled to receive that number of newly-issued shares of PDN common stock with an aggregate value of $200,000.00, as determined by the average price of the closing trading prices of PDN common stock on the NASDAQ Global Market in the ten consecutive (10) business days immediately prior to the closing date. The grant of such incentive stock will be subject to approval of the Compensation Committee of PDN’s Board of Directors and other conditions. The Transaction is subject to satisfaction of closing conditions and is expected to close in the second quarter of 2021.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

43

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2021.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ Xin (Adam) He
Name:	Xin (Adam) He
Title:	Chief Executive Officer (Principal Executive Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated as of April 9, 2021.

/s/ Xin (Adam) He
Xin (Adam) He
Chief Executive Officer (Principal Executive Officer)

/s/ Charles OBrien
Charles OBrien
Interim Chief Financial Officer (Principal Financial Officer)

/s/ Courtney C. Shea
Courtney C. Shea
Director

/s/ Hao Zhang
Hao Zhang
Chair of Board, Director

/s/ Grace Reyes
Grace Reyes Director

/s/ Michael Belsky
Michael Belsky
Director

/s/ Haibin Gong
Haibin Gong
Director

44