Form 10-Q
period 2021-03-31
Professional Diversity Network, Inc.
filed 2021-05-17
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes [  ] No [X]

There were 13,465,022 shares outstanding of the registrant’s common stock as of March 31, 2021.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to raise funds in the future to support operations failure to realize synergies and other financial benefits from mergers and acquisitions within expected time frames, including increases in expected costs or difficulties related to integration of merger and acquisition partners;
●	our ability to maintain our stock exchange listing in order to provide liquidity for our shares as a prerequisite for raising additional equity:
●	inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses;
●	our history of operating losses;
●	our limited operating history in a new and unproven market;
●	increasing competition in the market for online professional networks;
●	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
●	our ability to adapt to changing technologies and social trends and preferences;
●	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
●	our ability to obtain and maintain intellectual property protection for our intellectual property;
●	any future litigation regarding our business, including intellectual property claims;
●	general and economic business conditions; and
●	legal and regulatory developments.

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors” of our 2020 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

2

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2021	December 31, 2020
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,342,343	$2,117,569
Accounts receivable, net	1,066,101	1,005,482
Incremental direct costs	42,848	36,212
Prepaid expense and other current assets	353,273	355,260
Current assets from discontinued operations	6,882	6,898
Total current assets	3,811,447	3,521,421

Property and equipment, net	12,240	10,382
Capitalized technology, net	19,582	25,867
Goodwill	339,451	339,451
Intangible assets, net	357,126	376,178
Right-of-use assets	472,526	487,677
Merchant reserve	760,849	760,849
Security deposits	66,340	66,340
Long-term assets from discontinued operations	198,186	3,085,178
Total assets	$6,037,747	$8,673,343

Current Liabilities:
Accounts payable	$431,778	$728,379
Accrued expenses	1,500,009	1,626,164
Deferred revenue	2,114,991	1,901,129
Lease liability, current portion	61,887	46,526
Current liabilities from discontinued operations	387,186	375,276
Total current liabilities	4,495,851	4,677,474

Lease liability, non-current portion	456,333	463,998
Deferred tax liability	121,335	186,039
Total liabilities	5,073,519	5,327,511

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 13,466,070 shares and 12,820,891 shares issued as of March 31, 2021 and December 31, 2020, and 13,465,022 and 12,819,843 shares outstanding as of March 31, 2021 and December 31, 2020.	134,650	128,198
Additional paid in capital	94,659,832	95,985,080
Accumulated other comprehensive income	387	292,506
Accumulated deficit	(93,793,524)	(93,022,835)
Treasury stock, at cost; 1,048 shares at March 31, 2021 and December 31, 2020	(37,117)	(37,117)
Total stockholders’ equity	964,228	3,345,832
Total liabilities and stockholders’ equity	$6,037,747	$8,673,343

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Membership fees and related services	$263,205	$383,831
Recruitment services	1,175,080	566,687
Products sales and other	1,431	1,431
Consumer advertising and marketing solutions	45,136	30,348
Total revenues	1,484,852	982,297

Costs and expenses:
Cost of revenues	261,154	173,477
Sales and marketing	699,715	524,969
General and administrative	1,317,853	1,660,854
Depreciation and amortization	29,607	52,001
Total costs and expenses	2,308,329	2,411,301

Loss from continuing operations	(823,477)	(1,429,004)

Other income (expense)
Interest expense	-	-
Interest and other income	885	664
Other income (expense), net	885	664

Loss before income tax benefit	(822,592)	(1,428,340)
Income tax benefit	(66,977)	(5,909)
Loss from continuing operations	(755,615)	(1,422,431)
Income (loss) from discontinued operations	(15,074)	(69,665)
Net loss	$(770,689)	$(1,492,096)

Other comprehensive loss:
Net loss	$(770,689)	$(1,492,096)
Foreign currency translation adjustment	(292,119)	39,873
Comprehensive loss:	$(1,062,808)	$(1,452,223)

Basic and diluted loss per share:
Continuing operations	$(0.06)	$(0.16)
Discontinued operations	$(0.00)	$(0.01)
Net loss	$(0.06)	$(0.17)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	13,263,402	8,969,475

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2021	12,819,843	$128,198	$95,985,080	$(93,022,835)	1,048	$(37,117)	$292,506	$3,345,832

Sale of common stock	500,000	5,000	995,000	-	-	-	-	1,000,000
Issuance of common stock	150,000	1,500	165,000	-	-	-	-	166,500
Cancellation of common stock	(4,821)	(48)	48					-
Share-based compensation	-	-	106,428	-	-	-	-	106,428
Adjustment from discontinued operations			(2,591,724)					(2,591,724)
Translation adjustments	-	-	-	-	-	-	(292,119)	(292,119)
Net loss	-	-	-	(770,689)	-	-	-	(770,689)
Balance at March 31, 2021	13,465,022	$134,650	$94,659,832	$(93,793,524)	1,048	$(37,117)	$387	$964,228

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2020	8,928,611	$89,286	$91,126,784	$(88,671,260)	1,048	$(37,117)	$44,242	$2,551,935

Sale of common stock	1,939,237	19,392	1,480,608	-	-	-	-	1,500,000
Issuance of common stock	53,125	531	(531)	-	-	-	-	-
Share-based compensation	-	-	18,680	-	-	-	-	18,680
Translation adjustments	-	-	-	-	-	-	39,873	39,873
Net loss	-	-	-	(1,492,096)	-	-	-	(1,492,096)
Balance at March 31, 2020	10,920,973	$109,209	$92,625,541	$(90,163,356)	1,048	$(37,117)	$84,115	$2,618,392

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Loss from continuing operations	$(755,615)	$(1,422,431)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	29,606	52,001
Deferred tax benefit	(64,704)	(5,909)
Amortization of right-of-use asset	22,847	39,102
Accretion of lease liability	-	1,469
Stock-based compensation expense	106,428	18,680
Write-off of property and equipment	-	-
Litigation settlement reserve	-	450,000
Issuance of common stock related to settlement	166,500	-
Payment of lease obligations	-	(45,642)
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(60,619)	433,396
Prepaid expenses and other current assets	1,987	(66,419)
Incremental direct costs	(6,636)	7,139
Accounts payable	(296,600)	187,576
Accrued expenses	(126,154)	(73,004)
Deferred revenue	213,862	(149,836)
Net cash used in operating activities - continuing operations	(769,098)	(573,878)
Net cash provided by operating activities - discontinued operations	35,364	15,573
Net cash used in operating activities	(733,734)	(558,305)

Cash flows from investing activities:
Costs incurred to develop technology	(3,470)	(3,700)
Purchases of property and equipment	(2,658)	(834)
Net cash used in investing activities - continuing operations	(6,128)	(4,534)
Net cash used in investing activities - discontinued operations	-	(171)
Net cash provided used in investing activities	(6,128)	(4,705)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,000,000	1,500,000
Net cash provided by financing activities - continuing operations	1,000,000	1,500,000
Net cash provided by financing activities	1,000,000	1,500,000

Effect of exchange rate fluctuations on cash and cash equivalents	(35,364)	(15,402)
Net increase (decrease) in cash and cash equivalents	224,774	936,990
Cash, cash equivalents, beginning of period	2,117,569	633,615
Cash and cash equivalents, end of period	2,342,343	1,555,203

Supplemental disclosures of other cash flow information:
Non-cash stock issuance	$166,500	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Description of Business

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2020 Form 10-K.

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

2. Going Concern and Management’s Plans

At March 31, 2021, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the first quarter of 2021.

The Company had an accumulated deficit of ($93,793,524) at March 31, 2021. During the three months ended March 31, 2021, the Company generated a net loss from continuing operations of ($755,615) and used cash in continuing operations of $935,598. At March 31, 2021, the Company had a cash balance of $2,324,343. Total revenues were approximately $1,485,000 and $982,000 for the three months ended March 31, 2021 and 2020, respectively. The Company had a working capital deficiency from continuing operations of approximately ($684,000) and ($1,156,000) at March 31, 2021 and December 31, 2020, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts was approximately $191,000 and $157,000, respectively.

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. Incremental direct costs associated with the PDN Network consists of commissions paid to third-party agencies. Commissions associated with the NAPW Network are deferred and amortized over the term of the membership, which is a 12-month period and agency commissions associated with the PDN Network are deferred and amortized over the membership service period. Total incremental direct costs related to the NAPW and PDN Network amounted to approximately $34,000 and $29,000 during the three months ended March 31, 2021 and 2020.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the three months ended March 31, 2021 and 2020 was approximately $10,000 and $26,000, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

Discontinued Operations

China Operations

The Company previously disclosed in its Form 10-K for the year ending December 31, 2019 (the “2019 10-K”) and subsequently that the assets of PDN China were frozen by Chinese local authorities in November 2019 in connection with the criminal investigation of alleged illegal public fund raising by Gatewang Group (the “Gatewang Case”), a separate company organized under the laws of the People’s Republic of China (“Gatewang”), with which Mr. Maoji (Michael) Wang, the former Chairman and CEO of the Company was affiliated. A subsequent investigation led by a special committee of the Board concluded that it did not find any evidence that the Company or PDN China has engaged in the criminal activity of illegal fund-raising as alleged against Gatewang. The Company subsequently discontinued all of its operations in China.

The Company also previously disclosed in the 2019 Form 10-K that although the seizure of PDN China’s assets had been lifted in March 2020, PDN China’s bank account (the “PDN China Account”) with a balance of RMB 20,080,467 (approximately $3.1 million) continued to be frozen by the Chinese local authorities pending the outcome of the Gatewang Case. The Company had classified this entire cash balance as a long-term asset (the “Frozen Cash Asset”) of discontinued operations in its financial statements.

On April 22, 2021, the Company learned that RMB 18,841,064.15 (approximately $2.9 million) had been seized from the PDN China Account by Longxu District Court of Wuzhou City in Guangxi Province to satisfy a judgment in favor of the plaintiffs in the Gatewang Case. On April 26, 2021, the Company concluded that the seizure of such cash assets is a material reduction of Company assets and filed a Form 8-K to report that reduction. The cash value at time of seizure is approximately $2.9 million. The Company has reflected the seizure of these cash funds in its Consolidated Balance Sheets as of March 31, 2021.

The seizure of these cash funds reduces the Company’s shareholders’ equity by an equal amount, which results in its stockholders’ equity being less than the $2.5 million required by The Nasdaq Stock Market LLC (“Nasdaq”) under its Listing Rule 5550(b)(1) for continued listing of the Company’s common shares on the Nasdaq Capital Market. The Company plans to explore alternatives for increasing its stockholders’ equity in order to meet NASDAQ’s listing requirements, including the possibility of issuing additional equity.

The Company has asserted its claim to these funds as the genuine owner to the Chinese officials and asked for their return. The Company plans to pursue all possible legal alternatives to have these funds returned to the Company but such return is uncertain at this time.

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying statement of operations. For the three months ended March 31, 2021, loss from discontinued operations was approximately $15,000 compared to a loss from discontinued operations of approximately $70,000 for the three months ended March 31, 2020.

Assets and liabilities of China operations are now included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. Current assets from discontinued operations were approximately $7,000, as of March 31, 2021 and December 31, 2020, respectively, and long-term assets from discontinued operations were approximately $198,000 at March 31, 2021, compared to approximately $3,085,000 as of December 31, 2020. As of March 31, 2021, current liabilities from discontinued operations were approximately $387,000, compared to approximately $375,000 as of December 31, 2020.

Operating Results of Discontinued Operations

The following table represents the components of gross operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Revenues	$-	$-

Cost of Sales	2,315	7,356
Depreciation and amortization	-	-
Sales and marketing	-	1,695
General and administrative	9,470	60,614
Non-operating income (expense)	3,289	-
Loss from discontinued operations before income tax	(15,074)	(69,665)
Income tax expense (benefit)	-	-
Net loss from discontinued operations	$(15,074)	$(69,665)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 2021 and 2020, the Company incurred advertising and marketing expenses of approximately $193,000 and $158,000, respectively. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At March 31, 2021 and December 31, 2020, there were no prepaid advertising expenses recorded in the accompanying balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2021.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2021 and 2020 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	Three Months Ended March 31,
	2021	2020

Warrants to purchase common stock	125,000	125,000
Stock options	66,126	39,126
Unvested restricted stock	206,775	-
Total dilutive securities	397,901	164,126

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12) which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic 740. This ASU was effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact to the Company’s consolidated financial statements.

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

4. Revenue Recognition

The Company recognizes revenue under the core principle of the Financial Accounting Standards Board’s Accounting Standards Codification Topic 606 (“ASC 606”) – Revenues From Contracts with Customers, to depict the transfer of control to its customers in an amount reflecting the consideration to which it expects to be entitled. In order to achieve that core principle, the Company has applied the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company’s principal sources of revenue are recruitment revenue, consumer marketing and consumer advertising revenue, membership subscription fees, and product sales. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from its direct ecommerce sales. Revenues from recruitment services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable. The Company’s recruitment revenue is derived from agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services.

Consumer marketing and consumer advertising revenue is recognized either based upon a fixed fee for revenue sharing agreements in which payment is required at the time of posting, or billed based upon the number of impressions (the number of times an advertisement is displayed) recorded on the websites as specified in the customer agreement.

Revenue generated from NAPW Network membership subscriptions is recognized ratably over the 12-month membership period, although members pay their annual fees at the commencement of the membership period. Starting January 2, 2018, we began offering a monthly membership for which we collect fees on a monthly basis and we recognize revenue in the same month as the fees are collected. Revenue from related membership services are derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements. Fees related to these services are recognized as revenue at the time the on-line profile is complete and press release is distributed.

The Company may have contracts where there is an extended timing difference between payment and the time when control of the goods or services is transferred to the customer. The Company has adopted the practical expedient and does not adjust for the promised amount of consideration for the effects of a significant financing component if it expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Membership Fees and Related Services

Membership fees of longer than one month are collected up-front and member benefits become available immediately; however those benefits must remain available over the 12-month membership period. At the time of enrollment, membership fees are recorded as deferred revenue and are recognized as revenue ratably over the 12-month membership period. Members who are enrolled in this plan may cancel their membership in the program at any time and receive a partial refund (amount remaining in deferred revenue) or due to consumer protection legislation, a full refund based on the policies of the member’s credit card company.

The Company also offers monthly memberships for which it collects fees on a monthly basis and recognizes revenue in the same month as the fees are collected.

Revenue from related membership services are derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements. Fees related to these services are recognized as revenue at the time the on-line profile is complete and press release is distributed.

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Direct sales to customers are most typically a twelve-month contract for services and as such the revenue for each contract is recognized ratably over its twelve-month term. Event revenue is recognized in the period that the event takes place and e-commerce sales are for sixty to ninety day job postings and the revenue from those sales are recognized when the service is provided. The Company’s recruitment services mainly consist of the following products:

●	On-line job postings to our diversity sites and to our broader network of websites including the National Association for the Advancement of Colored People, National Urban League, Kappa Alpha Psi, Phi Beta Sigma and many other partner organizations;

●	OFCCP job promotion and recordation services;

●	Diversity job fairs, both in person and virtual fairs;

●	Diversity recruitment job advertising services;

●	Cost per application, a service that employers can purchase whereby PDN sources qualified candidates and charges only for those applicants who meet the employers’ minimum qualifications; and

●	Diversity executive staffing services.

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

Disaggregation of revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 12 - Segment Reporting.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of March 31, 2021.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of approximately $2,115,000 are included in current deferred revenues, on the Consolidated Balance Sheets as of March 31, 2021. For the period ended March 31, 2021, we recognized revenue associated with contract liabilities of approximately $756,000 that were included in the contract liabilities balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

The Company applies the optional exemptions and does not disclose: a) information about remaining performance obligations that have an original expected duration of one year or less or b) transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with the series guidance.

The typical duration of all event related and other contracts is one year or less and, as a result, the Company applies the optional exemptions and does not disclose information about remaining performance obligations that have an original expected duration of one year or less.

The Company has also elected to not disclose transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service for event related promises for those contracts that contain percentage of the sales. The fees are variable for this type of contract, and the uncertainty related to the final fee, is resolved within the current year.

5. Capitalized Technology

Capitalized Technology, net is as follows:

	March 31, 2021	December 31, 2020
Capitalized cost:
Balance, beginning of period	$2,169,245	$2,169,245
Additional capitalized cost	3,470	-
Balance, end of period	2,172,715	2,169,245

Accumulated amortization:
Balance, beginning of period	$2,143,378	$2,130,037
Provision for amortization	9,755	13,341
Balance, end of period	2,153,132	2,143,378
Capitalized Technology, net	19,582	25,867

For the three months ended March 31, 2021 and 2020, amortization expense was approximately $10,000 and $13,000, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

6. Intangible Assets

Intangible assets, net was as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
March 31, 2021	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,864,230)	$266,726
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,765,676)	266,726
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$357,126

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2020	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,845,178)	$285,778
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,822,831)	285,778
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$376,178

As of March 31, 2021, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2021	$57,156
2022	76,207
2023	76,207
2024	57,156
$266,726

For the three months ended March 31, 2021 and 2020, amortization expense was approximately $19,000, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

As of March 31, 2021, right of use assets and current lease obligations were approximately $473,000 and $62,000, respectively.

Other - PDN China’s bank account with balance of approximately $195,000 was frozen by Guangzhou Police due to Gatewang Case. The Company has classified this entire cash balance as a long-term asset presented in discontinued operations (see footnote 3. Summary of Significant Accounting Policies – Discontinued Operations).

Legal Proceedings

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On October 28, 2020, the Company and White Winston reached a settlement agreement, in which the Company made a cash payment of $250,000 on October 29, 2020 and a second cash payment of $350,000 was paid on February 16, 2021. In addition, the Company issued 150,000 shares of the Company’s common stock in January 2021 and recorded a non-cash stock issuance of $166,500. The total amount of the settlement was $766,500.

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

8. CFL Transaction

On August 12, 2016, the Company entered into a stock purchase agreement (the “Purchase Agreement”), with CFL, a Republic of Seychelles company wholly-owned by a group of Chinese investors. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to CFL, and CFL agreed to purchase, upon the terms and subject to the conditions set forth in the Purchase Agreement, a number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), such that CFL will hold shares of Common Stock equal to approximately 51% of the outstanding shares of Common Stock, determined on a fully-diluted basis, after giving effect to the consummation of the transactions contemplated by the Purchase Agreement.

At the closing of the CFL Transaction, the Company entered into a Stockholders’ Agreement, dated November 7, 2016 (the “Stockholders’ Agreement”) with CFL and each of its shareholders: Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Kou (the “CFL Shareholders”). The Stockholders’ Agreement sets forth the agreement of the Company, CFL and the CFL Shareholders relating to board representation rights, transfer restrictions, standstill provisions, voting, registration rights and other matters following the closing of the Share Issuance and Sale.

As of March 31, 2021, CFL beneficially holds shares of Common Stock equal to approximately 25.5% of the outstanding shares of Common Stock of the Company.

9. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of March 31, 2021, the Company had 13,465,022 shares of common stock outstanding.

In January 2021, the Company issued 150,000 shares of the Company’s common stock to White Winston as a result of a settlement agreement and recorded a non-cash stock issuance of $166,500. (see note 7. Commitments and Contingencies).

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

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2021 and 2020:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2021	66,126	$5.24	8.3	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - March 31, 2021	66,126	$5.24	8.1	$-

Exercisable at March 31, 2021	26,126	$8.18	6.8	$-

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2020	295,793	$8.88	$7.5	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(256,667)	9.28	-
Outstanding - March 31, 2020	39,126	$6.27	8.1	$-

Exercisable at March 31, 2020	29,126	$7.65	7.8	$-

Total unrecognized pre-tax stock-based compensation expense related to unvested stock options at March 31, 2021 was approximately $0.

Warrants

As of March 31, 2021 and December 31, 2020, 125,000 warrants were outstanding and exercisable with an exercise price of $20.00 per share. The aggregate intrinsic value was $0 and the warrants are scheduled to expire on December 30, 2021.

Restricted Stock

As of March 31, 2021 and 2020, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2021	206,775
Granted	-
Forfeited	-
Vested	-
Outstanding - March 31, 2021	206,775

Number of
Shares
Outstanding - January 1, 2020	27,319
Granted	-
Forfeited	-
Vested	(27,319)
Outstanding - March 31, 2020	-

Additionally, the Company had no non-cash pre-tax stock-based compensation expense recorded for the three months ended March 31, 2021 and March 31, 2020, respectively, as a component of general and administrative expenses in the accompanying statements of operations, pertaining to restricted stock.

Total unrecognized pre-tax stock-based compensation expense related to unvested restricted stock at March 31, 2021 was $0.

11. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended March 31, 2021 and 2020, the Company recorded a benefit for income tax of approximately $67,000 and $5,900, respectively. The increase in income tax benefit during the current period was primarily due to an increases in discrete tax items associated with litigation settlement reserves and stock-based compensation expense.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2021. The valuation allowance at March 31, 2021 was approximately $8,847,000. The net change in the valuation allowance during the three months ended March 31, 2021 was an increase of approximately $210,000.

12. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network and (iii) Corporate Overhead. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of March 31, 2021 and December 31, 2020 and results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$263,205	$-	$263,205
Recruitment services	1,175,080	-	-	1,175,080
Products sales and other	-	1,431	-	1,431
Consumer advertising and marketing solutions	45,137	-	-	45,137
Total revenues	1,220,217	264,636	-	1,484,853
Income (loss) from continuing operations	312,823	(246,419)	(889,880)	(823,476)
Depreciation and amortization	1,178	28,429	-	29,607
Income tax benefit	(46,357)	(20,620)	-	(66,977)
Net loss from continuing operations	360,065	(225,799)	(889,880)	(755,614)

	As of March 31, 2021
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	266,726	-	357,126
Assets from continuing operations	4,643,168	1,189,511	-	5,832,679

	Three Months Ended March 31, 2020
	PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$383,831	$-	$383,831
Recruitment services	566,687	-	-	566,687
Products sales and other	-	1,431	-	1,431
Consumer advertising and marketing solutions	30,348	-	-	30,348
Total revenues	597,035	385,262	-	982,297
Loss from continuing operations	(150,024)	(68,110)	(1,210,870)	(1,429,004)
Depreciation and amortization	14,675	37,326	-	52,001
Income tax benefit	(951)	(407)	(4,551)	(5,909)
Net loss from continuing operations	(148,409)	(67,703)	(1,206,319)	(1,422,431)

	As of December 31, 2020
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	285,778	-	376,178
Assets from continuing operations	4,455,262	1,126,005	-	5,581,267

13. Subsequent Events

On or about March 24, 2021, IPDN entered into a stock purchase agreement to purchase a significant equity stake in RemoteMore (USA) Inc. (“RemoteMore”). According to an arrangement between the parties, IPDN made a deposit of $60,000 to RemoteMore to facilitate the closing of the transaction. RemoteMore may use the deposit towards closing costs. If the transaction is closed as planned, this deposit will be treated as a part of the purchase price. If the transaction for whatever reasons is not closed, RemoteMore shall refund this deposit to IPDN.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2020 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Forward-Looking Statements” section of this MD&A and Item 1A. Risk Factors of our 2020 Form 10-K for a discussion of these risks and uncertainties.

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

Paid Membership Subscriptions and Related Services. Paid Membership Subscriptions and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” networking events which occur in a webcast setting as well as through in-person networking at approximately 100 local chapters nationwide, additional career and networking events such as HERizonInsights and the Leadership Lab and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides access to networking events and member programming. Upgrades to an Innovator membership include the Initiator benefits as well enhanced education and mentorship. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer discounts through the IAW Perks program and preferred partners. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three months ended March 31, 2021 and 2020, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Loss from Continuing Operations	$(756)	$(1,422)
Stock-based compensation	106	19
Litigation settlement reserve	-	450
Depreciation and amortization	30	52
Interest and other income	1	1
Income tax benefit	(67)	(6)
Adjusted EBITDA	$(686)	$(906)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$263	$384	$(121)	(31.5)%
Recruitment services	1,175	567	608	107.2%
Products sales and other	1	1	-	-%
Consumer advertising and marketing solutions	45	30	15	50.0%
Total revenues	$1,484	$982	$502	51.1%

Total revenues for the three months ended March 31, 2021 increased approximately $502,000, or 51%, to approximately $1,484,000 from approximately $982,000 during the same period in the prior year. The increase was predominately attributable to an approximate $608,000 increase in recruitment services revenues in the current period, partially offset by an approximate $121,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,220	$597	$623	104.3%
NAPW Network	264	385	(121)	(31.4)%
Total revenues	$1,484	$982	$502	51.1%

During the three months ended March 31, 2021, our PDN Network generated approximately $1,220,000 in revenues compared to approximately $597,000 in revenues during the three months ended March 31, 2020, an increase of approximately $623,000 or 104%. The increase in revenues was predominately driven by improvements in our e-commerce platform and new sales collaborations, higher new client acquisitions and a significant increase in diversity recruitment initiatives by our clients

During the three months ended March 31, 2021, our NAPW Network revenues were approximately $264,000, compared to revenues of approximately $385,000 during the same period in the prior year, a decrease of approximately $121,000 or 31%. The decrease in revenues was primarily due a continued decrease in legacy membership retention rates and the continued effects of COVID-19 as new membership enrollment slowly returns. We believe that the membership services that we provide to our customers turned into a discretionary spending item during 2020 and the first three months of 2021 and the services that we provide were postponed as a result of the financial and economic impact of COVID-19.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$261	$173	$88	50.9%
Sales and marketing	700	525	175	33.3%
General and administrative	1,318	1,661	(343)	(20.7)%
Depreciation and amortization	29	52	(23)	(42.3)%
Total pre-tax cost and expenses:	$2,308	$2,411	$(103)	(4.2)%

Cost of revenues: Cost of revenues during the three months ended March 31, 2021 was approximately $261,000, an increase of approximately $88,000, or 51%, from approximately $173,000 during the same period of the prior year, as a result of increased revenues of approximately 51%.

Sales and marketing expense: Sales and marketing expense during the three months ended March 31, 2021 was approximately $700,000, an increase of approximately $175,000, or 33%, from $525,000 during the same period in the prior year. The increase is mainly attributable to primarily as a result of approximately $188,000 of sales and marketing costs driving increased revenues.

General and administrative expense: General and administrative expenses decreased by approximately $343,000, or 20%, to approximately $1,318,000 during the three months ended March 31, 2021, as compared to the same period in the prior year. The decrease was a result of a litigation settlement reserve of $450,000 recorded in the first quarter of 2020 where there was no comparable event in the current period and a decrease in legal fees of approximately $160,000 as compared to the same period in the prior year. The decrease was offset by an increase in professional services of approximately $110,000 and stock-based compensation costs of approximately $88,000, as compared to the same period in the prior year.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended March 31, 2021 was approximately $29,000, compared to approximately $51,000 during the same period in the prior year, a decrease of approximately $23,000, or 42%. The decrease was primarily attributable to assets and intangible assets reaching the end of their useful lives.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$907	$747	$160	21.4%
NAPW Network	511	453	58	12.8%
Corporate Overhead	890	1,211	(321)	(26.5)%
Total pre-tax costs and expenses:	$2,308	$2,411	$(103)	(4.2)%

For the three months ended March 31, 2021, pre-tax costs and expenses related to Corporate Overhead decreased by approximately $321,000, or 27%, as compared to the same period in the prior year, primarily as a result of a litigation settlement reserve of $450,000 recorded in the first quarter of 2020 where there was no comparable event in the current period and a decrease in legal fees of approximately $160,000 as compared to the same period in the prior year. The decrease was offset by an increase in professional services of approximately $110,000 and stock-based compensation costs of approximately $88,000, as compared to the same period in the prior year.

For the three months ended March 31, 2021, pre-tax costs and expenses related to our PDN Network increased by approximately $160,000, or 21%, as compared to the same period in the prior year, in our PDN Network segment primarily as a result of approximately $188,000 of sales and marketing costs driving increased revenues, partially offset by a reduction of general and administrative costs of approximately $44,000, as compared to the same period in the prior year.

For the three months ended March 31, 2021, pre-tax costs and expenses related to our NAPW Network remained fairly consistent.

Income Tax Benefit

	Three Months Ended March 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(67)	$(6)	$61	1016.7%

During the three months ended March 31, 2021 and 2020, we recorded a benefit for income tax of approximately $67,000 and $6,000, respectively. The increase in income tax benefit during the current period was primarily due to an increase in discrete tax items associated with litigation settlement reserves and stock-based compensation expense.

Net loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$360	$(148)	$508	342.3%
NAPW Network	(226)	(68)	(158)	(233.4)%
Corporate Overhead	(890)	(1,206)	316	26.2%
Consolidated net loss from continuing operations	$(756)	$(1,422)	$666	46.8%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the three months ended March 31, 2021, we incurred a net loss of approximately $756,000 from continuing operations, an increase of approximately $666,000 or 47%, compared to a net loss of approximately $1,422,000 during the three months ended March 31, 2020.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the statements of operation and comprehensive loss as loss from discontinued operations.

The following table presents results from discontinued operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Revenues	$-	$-

Cost of Sales	2,315	7,356
Depreciation and amortization	-	-
Sales and marketing	-	1,695
General and administrative	9,470	60,614
Non-operating income (expense)	3,289	-
Loss from discontinued operations before income tax	(15,074)	(69,665)
Income tax expense (benefit)	-	-
Net loss from discontinued operations	$(15,074)	$(69,665)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$2,342	$2,118
Working capital (deficiency)	$(684)	$(1,156)

Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock. As of March 31, 2021, we had cash and cash equivalents of approximately $2,342,000 compared to cash and cash equivalents of $2,118,000 at December 31, 2020. We had an accumulated deficit of approximately $93,793,000 at March 31, 2021. During the three months ended March 31, 2021, we generated a net loss from continuing operations of approximately $756,000 and used cash from continuing operations of approximately $936,000.

As of March 31, 2020, we had a working capital deficiency of approximately $1,741,000. We had an accumulated deficit of approximately $90,163,000 at March 31, 2020. During the three months ended March 31, 2020, we generated a net loss from continuing operations of approximately $1,422,000 and used cash from continuing operations of approximately $574,000.

We continue to focus on our overall profitability by reducing operating and overhead expenses, we have continued to generate negative cash flows from operations, and we expect to incur net losses for the foreseeable future, especially considering the negative impact COVID-19 will have on our liquidity and financial position. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if we unable to continue as a going concern.

We are closely monitoring operating costs and capital requirements. Our Management continues to contain and reduce costs, including terminating non-performing employees and eliminating certain positions, replacing and negotiating with certain vendors, implementing a new approval process overseeing travel and other expenses, and significantly reducing the cash compensation for independent board directors. If we are still not successful in sufficiently reducing our costs, we may then need to dispose of our other assets or discontinue business lines.

On February 1, 2021, the Company entered into a private placement with Ms. Yiran Gu, in which the Company sold 500,000 shares of its common stock at a price per share of $2.00 for gross proceeds of $1,000,000.

On or about March 24, 2021, we entered into a stock purchase agreement to purchase a significant equity stake in RemoteMore (USA) Inc. (“RemoteMore”). According to an arrangement between the parties, we made a deposit of $60,000 to RemoteMore to facilitate the closing of the transaction. RemoteMore may use the deposit towards closing costs. If the transaction is closed as planned, this deposit will be treated as a part of the purchase price. If the transaction for whatever reasons is not closed, RemoteMore shall refund this deposit to us.

We currently anticipate that our available funds and cash flow from operations may not be sufficient to meet our working capital requirements for the twelve months subsequent to the issuance of our financial statements. In order to fund our operations, we will need to increase revenues or raise capital by the issuance of stock. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. In addition, due to China’s foreign currency control, the Company cannot move money between China and the USA freely. The People’s Bank of China (PBOC) and State Administration of Foreign Exchange (SAFE) regulate the flow of foreign exchange in and out of the country strictly. We need to get approval from Chinese government to move money from China to the U.S., which might take extra time. As noted above, on April 22, 2021, RMB 18,841,064.15 (approximately $2.9 million) had been seized from the PDN China Account by Chinese local authorities, and after such seizure, there is approximately RMB 1,279,000 (approximately $195,000) left in the PDN China Account. Such seizure of cash funds reduces the Company’s shareholders’ equity by an equal amount, which results in its stockholders’ equity being less than the $2.5 million required by NASDAQ for continued listing of the Company’s common shares on the Nasdaq Capital Market. The Company plans to explore alternatives for increasing its stockholders’ equity in order to meet NASDAQ’s listing requirements, including the possibility of issuing additional equity; however, there is no guaranty that such efforts will be successful and if the Company cannot increase its stockholders equity to meeting Nasdaq requirements, its common shares may be delisted from the NASDAQ Capital Market, which would negatively impact the liquidity and price of such shares.

We collect membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve-month period. Starting January 2, 2018, we began offering a monthly membership for IAW USA for which we collect a fee on a monthly basis. Our PDN Network also sells recruitment services to employers, generally on a one-year contract basis. This revenue is also deferred and recognized over the life of the contract. Our payment terms for PDN Network customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Cash and cash equivalents and short-term investments consist primarily of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities.

	Three Months Ended March 31,
	2020	2020
Cash provided by (used in) continued operations	(in thousands)
Operating activities	$(769)	$(574)
Investing activities	(6)	(5)
Financing activities	1,000	1,500
Effect of exchange rate fluctuations on cash and cash equivalents	(35)	(15)
Cash provided by (used in) discontinued operations
Operating activities	35	16
Investing activities	-	-
Net increase (decrease) in cash and cash equivalents	$225	$922

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the three months ended March 31, 2021 was approximately $769,000. We had a net loss of approximately $756,000 during the three months ended March 31, 2021, which included a stock based compensation expense of approximately $106,000, depreciation of amortization expense of $30,000 and amortization of right-of-use assets of $23,000, which was partially offset by deferred tax benefit of approximately $65,000. We also recorded a non-cash stock issuance of $166,500 related to the settlement of litigation. Changes in operating assets and liabilities used approximately $274,000 of cash during the three months ended March 31, 2021, consisting primarily of increases in accounts receivable, accounts payable, deferred revenue and accrued expenses, partially offset by decreases in deferred revenue.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2020  was $574,000. We had a net loss of $1,422,000 during the three months ended March 31, 2020, which included a non-cash litigation settlement reserve of $450,000, depreciation of amortization expense of $52,000 and amortization of right-of-use assets of $39,000, which was partially offset by payments of lease obligations of $46,000. Changes in operating assets and liabilities used $339,000 of cash during the three months ended March 31, 2020, consisting primarily of increases in accounts receivable, accounts payable, deferred revenue and accrued expenses, partially offset by decreases in deferred revenue and accrued expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the three months ended March 31, 2021 was approximately $6,000, which consisted of investments in developed technology and computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the three months ended March 31, 2021 was approximately $1,000,000 and which reflected proceeds from the sale of common stock.

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

Revenue generated from NAPW Network membership subscriptions is recognized ratably over the 12-month membership period, although members pay their annual fees at the commencement of the membership period. Starting January 2, 2018, we began offering a monthly membership for which we collect fees on a monthly basis and we recognize revenue in the same month as the fees are collected. Revenue from related membership services are derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements. Fees related to these services are recognized as revenue at the time the on-line profile is complete and press release is distributed.

Recent Accounting Pronouncements

See Note 3 to our financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2021, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our internal controls over financial reporting were not effective as of the end of the period covered in our 2020 Annual Report on Form 10-K. Management undertook several remediation actions, including hiring experienced accounting personnel, improvements in the segregation of duties within our accounting and financial reporting functions, GAAP training of internal staff and engaging an outside consultant to assist the Company on complex GAAP matters. Although these measures greatly helped to improve our internal controls, they did not fully remediate deficiencies in controls. Despite this, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position and results of operations.

The Company’s 2020 Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting as it was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in the 2020 Annual Report on Form 10-K.

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

●	Management has not implemented policies and procedures to recognize revenue equal to the amount allocated from revenue sharing arrangements with partners. Specifically, invoices of such arrangements are not agreed to approved price list before recording and related write-offs and credit memos for payments to be received are not reviewed or approved by management;

●	The Company does not have accounting policies and procedures to specify the correct treatment for estimating the allowance for doubtful accounts and bad debt expense of recruitment services. Specifically, a supporting analysis is not prepared for estimating the allowance for doubtful accounts and bad debt expense. Delinquent accounts receivable are not reviewed; and

●	Accounting procedures are not sufficiently formal that management can determine whether the control objective is met, documentation supporting the procedures is in place, and personnel routinely know the procedures that need to be performed. Specifically, data from foreign subsidiaries underlying financial statements is not captured completely, accurately, and timely, in accordance with the entity’s policies and procedure

Plan for Remediation of Material Weakness

During fiscal 2021, we continued our initiatives to improve and remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2020. Specifically:

●	We continue to look to expand our corporate accounting staff and add qualified personnel with knowledge of U.S. GAAP;

●	Continued updating of accounting policies and procedures; and

●	We continue to improve the financial reporting processes which included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department leadership.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2021, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2020. Specifically, we continued to implement more effective financial reporting process and internal control procedures that included monthly and quarterly closing check-lists, updating of accounting policies and procedures, and monthly review of the financial reports by the Company’s Finance Department. We also continued improving GAAP training of internal staff and to utilize third-party consultants, when necessary, to assist in the review and preparation of complex accounting transaction and financial statement reports. There have been no other changes in our internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that our conduct delayed White Winston’s ability to sell our shares of Common Stock during a period when our stock price was generally falling. On October 28, 2020, we and White Winston reached a settlement agreement, in which we made a cash payment of $250,000 on October 29, 2020 and a second cash payment of $350,000 was paid on February 16, 2021. In addition, we issued 150,000 shares of our common stock in January 2021 and recorded a non-cash stock issuance of $166,500. The total amount of the settlement was $766,500.

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW Case index No. LT-000421/2018, with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord has obtained a judgment against NAPW in the amount of $746,142.41. As a result of the judgement order, we recorded a $780,000 litigation settlement reserve in the second quarter of 2020, which reflected the judgement order in addition to imputed interest costs and legal fees. NAPW is currently negotiating a settlement with the Landlord.

We and our wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. We dispute that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. During the first quarter of 2020, we recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. In November 2020, both parties entered into mediation proceedings but a settlement was not reached. This matter is scheduled to go to trial in 2021.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: May 17,2021	By:	/s/ Xin (Adam) He
	Name:	Xin (Adam) He
	Title:	Chief Executive Officer and Acting Chief Financial Officer
(On behalf of the Registrant and as principal financial
officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

