Form 10-Q
period 2021-06-30
Professional Diversity Network, Inc.
filed 2021-08-16
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 15,069,485 shares outstanding of the registrant’s common stock as of August 16, 2021.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2021	December 31, 2020
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,507,585	$2,117,569
Accounts receivable, net	1,078,826	1,005,482
Incremental direct costs	39,102	36,212
Prepaid expense and other current assets	383,021	355,260
Current assets from discontinued operations	4,600	6,898
Total current assets	4,013,134	3,521,421

Property and equipment, net	12,532	10,382
Capitalized technology, net	30,540	25,867
Goodwill	339,451	339,451
Intangible assets, net	338,074	376,178
Right-of-use assets	457,492	487,677
Merchant reserve	380,849	760,849
Security deposits	126,340	66,340
Long-term assets from discontinued operations	205,813	3,085,178
Total assets	$5,904,225	$8,673,343

Current Liabilities:
Accounts payable	$376,142	$728,379
Accrued expenses	1,672,077	1,626,164
Deferred revenue	2,223,384	1,901,129
Lease liability, current portion	77,100	46,526
Current liabilities from discontinued operations	402,203	375,276
Total current liabilities	4,750,906	4,677,474

Lease liability, non-current portion	448,932	463,998
Deferred tax liability	169,416	186,039
Total liabilities	5,369,254	5,327,511

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 13,598,897 shares and 12,820,891 shares issued as of June 30, 2021 and December 31, 2020, and 13,597,849 and 12,819,843 shares outstanding as of June 30, 2021 and December 31, 2020.	135,989	128,198
Additional paid in capital	94,861,394	95,985,080
Accumulated other comprehensive income	3,853	292,506
Accumulated deficit	(94,429,148)	(93,022,835)
Treasury stock, at cost; 1,048 shares at June 30, 2021 and December 31, 2020	(37,117)	(37,117)
Total stockholders’ equity	534,971	3,345,832
Total liabilities and stockholders’ equity	$5,904,225	$8,673,343

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Six Months Ended June 30,
	2021	2020
Revenues:
Membership fees and related services	$521,083	$737,239
Recruitment services	2,326,765	1,138,920
Products sales and other	3,339	3,330
Consumer advertising and marketing solutions	93,830	54,638
Total revenues	2,945,017	1,934,127

Costs and expenses:
Cost of revenues	521,201	343,397
Sales and marketing	1,300,499	984,075
General and administrative	2,429,639	3,734,923
Depreciation and amortization	58,683	99,849
Total costs and expenses	4,310,022	5,162,244

Loss from continuing operations	(1,365,005)	(3,228,117)

Other income (expense)
Interest and other income	2,735	6,214
Other income (expense), net	2,735	6,214

Loss before income tax benefit	(1,362,270)	(3,221,903)
Income tax benefit	(17,043)	(18,421)
Loss from continuing operations	(1,345,227)	(3,203,482)
Loss from discontinued operations	(61,086)	(127,486)
Net loss	$(1,406,313)	$(3,330,968)

Other comprehensive loss:
Net loss	$(1,406,313)	$(3,330,968)
Foreign currency translation adjustment	(288,653)	28,105
Comprehensive loss:	$(1,694,966)	$(3,302,863)

Basic and diluted loss per share:
Continuing operations	$(0.10)	$(0.32)
Discontinued operations	$(0.00)	$(0.01)
Net loss	$(0.10)	$(0.33)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	13,368,449	9,951,759

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,
	2021	2020
Revenues:
Membership fees and related services	$257,878	$353,408
Recruitment services	1,151,685	572,233
Products sales and other	1,908	1,899
Consumer advertising and marketing solutions	48,694	24,290
Total revenues	1,460,165	951,830

Costs and expenses:
Cost of revenues	260,047	169,920
Sales and marketing	600,784	459,106
General and administrative	1,111,786	2,074,069
Depreciation and amortization	29,076	47,848
Total costs and expenses	2,001,693	2,750,943

Loss from continuing operations	(541,528)	(1,799,113)

Other income (expense)
Interest and other income	1,850	5,550
Other income (expense), net	1,850	5,550

Loss before income tax expense (benefit)	(539,678)	(1,793,563)
Income tax expense (benefit)	49,934	(12,512)
Loss from continuing operations	(589,612)	(1,781,051)
Loss from discontinued operations	(46,012)	(57,821)
Net loss	$(635,624)	$(1,838,872)

Other comprehensive loss:
Net loss	$(635,624)	$(1,838,872)
Foreign currency translation adjustment	3,466	(11,768)
Comprehensive loss:	$(632,158)	$(1,850,640)

Basic and diluted loss per share:
Continuing operations	$(0.04)	$(0.16)
Discontinued operations	$(0.00)	$(0.01)
Net loss	$(0.04)	$(0.17)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	13,472,385	10,933,614

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2021	12,819,843	$128,198	$95,985,080	$(93,022,835)	1,048	$(37,117)	$292,506	$3,345,832

Sale of common stock	500,000	5,000	995,000	-	-	-	-	1,000,000
Issuance of common stock	279,054	2,791	163,709	-	-	-	-	166,500
Share-based compensation	-	-	309,329	-	-	-	-	309,329
Adjustment from discontinued operations			(2,591,724)					(2,591,724)
Translation adjustments	-	-	-	-	-	-	(288,653)	(288,653)
Net loss	-	-	-	(1,406,313)	-	-	-	(1,406,313)
Balance at June 30, 2021	13,598,897	$135,989	$94,861,394	$(94,429,148)	1,048	$(37,117)	$3,853	$534,971

							Accumulated
			Additional				Other	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance at January 1, 2020	8,928,611	$89,286	$91,126,784	$(88,671,260)	1,048	$(37,117)	$44,242	$2,551,935

Sale of common stock	2,251,737	22,518	1,477,482	-	-	-	-	1,500,000
Issuance of common stock	158,011	1,580	(1,580)	-	-	-	-	-
Share-based compensation	-	-	397,599	-	-	-	-	397,599
Translation adjustments	-	-	-	-	-	-	28,105	28,105
Net loss	-	-	-	(3,330,968)	-	-	-	(3,330,968)
Balance at June 30, 2020	11,338,359	$113,384	$93,000,285	$(92,002,228)	1,048	$(37,117)	$72,347	$1,146,671

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Loss from continuing operations	$(1,345,227)	$(3,203,482)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	51,818	99,849
Deferred tax benefit	(17,043)	(18,421)
Amortization of right-of-use asset	45,693	78,925
Accretion of lease liability	-	2,217
Stock-based compensation expense	309,328	397,599
Litigation settlement reserve	75,000	708,422
Payment of lease obligations	-	(91,284)
Reduction of merchant reserve	380,000	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(73,344)	267,638
Prepaid expenses and other current assets	(27,341)	(124,877)
Incremental direct costs	(2,890)	16,382
Accounts payable	(352,236)	60,839
Accrued expenses	(29,086)	271,198
Deferred revenue	322,255	(377,876)
Net cash used in operating activities - continuing operations	(663,073)	(1,912,871)
Net cash provided by operating activities - discontinued operations	(318)	44,178
Net cash used in operating activities	(663,391)	(1,868,693)

Cash flows from investing activities:
Costs incurred to develop technology	-	(3,701)
Purchases of property and equipment	(20,357)	(3,695)
Payments for investment deposits	(60,000)	-
Net cash used in investing activities - continuing operations	(80,357)	(7,396)
Net cash used in investing activities - discontinued operations	-	-
Net cash provided used in investing activities	(80,357)	(7,396)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,166,500	1,500,000
Proceeds from short-term loan	-	651,078
Net cash provided by financing activities - continuing operations	1,166,500	2,151,078
Net cash provided by financing activities	1,166,500	2,151,078

Effect of exchange rate fluctuations on cash and cash equivalents	(32,556)	(49,729)
Net increase (decrease) in cash and cash equivalents	390,016	225,260
Cash, cash equivalents, beginning of period	2,117,569	633,615
Cash and cash equivalents, end of period	2,507,585	858,875

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-

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

2. Going Concern and Management’s Plans

At June 30, 2021, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the first quarter of 2021.

The Company had an accumulated deficit of ($94,429,148) at June 30, 2021. During the three and six months ended June 30, 2021, the Company generated a net loss from continuing operations of ($589,612) and ($1,345,227). During the six months ended June 30, 2021, the Company used cash in continuing operations of $663,073. At June 30, 2021, the Company had a cash balance of $2,507,585. Total revenues were approximately $2,945,000 and $1,934,000 for the six months ended June 30, 2021 and 2020, respectively. Total revenues were approximately $1,460,000 and $952,000 for the three months ended June 30, 2021 and 2020, respectively. The Company had a working capital deficiency from continuing operations of approximately ($738,000) and ($1,156,000) at June 30, 2021 and December 31, 2020, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations may not be sufficient to meet our working capital requirements for the twelve-month period subsequent to the issuance of our financial statements. In order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, raising capital through the issuance of common stock, or through a strategic merger or acquisition. However, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful or they may not be available on acceptable terms, if at all.

On February 1, 2021, the Company entered into a private placement with Ms. Yiran Gu, in which the Company sold 500,000 shares of its common stock at a price per share of $2.00 for gross proceeds of $1,000,000.

On July 9, 2021 the Company closed the registered direct offering, pursuant to which certain institutional accredited investors purchased 1,470,588 shares of the Company’s common stock, par value $0.01 per share, at a per share price equal to $1.70 for gross proceeds of $2,499,999.60.

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

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts was approximately $189,000 and $157,000, respectively.

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. Incremental direct costs associated with the PDN Network consists of commissions paid to third-party agencies. Commissions associated with the NAPW Network are deferred and amortized over the term of the membership, which is a 12-month period and agency commissions associated with the PDN Network are deferred and amortized over the membership service period. Total incremental direct costs related to the NAPW and PDN Network amounted to approximately $69,000 and $52,000 during the six months ended June 30, 2021 and 2020, and approximately $34,000 and $23,000 during the three months ended June 30, 2021 and 2020.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the six months ended June 30, 2021 and 2020 was approximately $18,000 and $51,000 and for three months ended June 30, 2021 and 2020 was approximately $8,000 and $25,000, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

The Company also previously disclosed in the 2019 Form 10-K that although the seizure of PDN China’s assets had been lifted in March 2020, however on April 22, 2021, the Company learned that RMB 18,841,064.15 (approximately $2.9 million) had been seized from the PDN China Account by Longxu District Court of Wuzhou City in Guangxi Province to satisfy a judgment in favor of the plaintiffs in the Gatewang Case. On April 26, 2021, the Company concluded that the seizure of such cash assets is a material reduction of Company assets required to be reported by this filing. The Company has reflected the seizure of these cash funds in its Consolidated Balance Sheets as of June 30, 2021.

The Company has asserted its claim to these funds as the genuine owner to the Chinese officials and asked for their return. The Company plans to pursue all possible legal alternatives to have these funds returned to the Company but such return is uncertain at this time.

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying statement of operations. For the three and six months ended June 30, 2021, loss from discontinued operations was approximately $46,000 and $61,000 as compared to a loss from discontinued operations of approximately $58,000 and $127,000 for the three and six months ended June 30, 2020.

Assets and liabilities of China operations are now included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. Current assets from discontinued operations were approximately $4,600 and $6,900, as of June 30, 2021 and December 31, 2020, respectively, and long-term assets from discontinued operations were approximately $206,000 at June 30, 2021, compared to approximately $3,085,000 as of December 31, 2020. As of June 30, 2021, current liabilities from discontinued operations were approximately $402,000, compared to approximately $375,000 as of December 31, 2020.

Operating Results of Discontinued Operations

The following table represents the components of gross operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Cost of Sales	18,201	7,787	20,517	15,143
Depreciation and amortization	-	1,676	-	1,676
Sales and marketing	-	80,425	-	105,114
General and administrative	20,728	(37,620)	30,198	-
Non-operating expense	10,372	5,553	10,372	5,553
Loss from discontinued operations before income tax	(49,301)	(57,821)	(61,087)	(127,486)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(49,301)	$(57,821)	$(61,087)	$(127,486)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three and six months ended June 30, 2021, the Company incurred advertising and marketing expenses of approximately $217,000 and $410,000, as compared to approximately $180,000 and $337,000 in the same periods of the fiscal 2020. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At June 30, 2021 and December 31, 2020, there were no prepaid advertising expenses recorded in the accompanying balance sheets.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2021.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended June 30, 2021 and 2020 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of June 30,
	2021	2020

Warrants to purchase common stock	125,000	125,000
Stock options	36,126	66,126
Unvested restricted stock	159,524	206,775
Total dilutive securities	320,650	397,901

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

4. Revenue Recognition

The Company recognizes revenue under the core principle of ASC 606, to depict the transfer of control to its customers in an amount reflecting the consideration to which it expects to be entitled. In order to achieve that core principle, the Company has applied the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

The Company’s contracts with customers may provide for multiple promised goods and services. The Company typically analyzes the contract and identifies the performance obligations by evaluating whether the promised goods and services are capable of being distinct within the context of the contract at contract inception. Promised goods and services that are not distinct at contract inception are combined. The next step after identifying the performance obligations is determining the transaction price, which includes the impact of variable consideration, based on contractually fixed amounts and an estimation of variable consideration. The Company allocates the transaction price to each performance obligation based on relative stand-alone selling price. Judgment is exercised to determine the stand-alone selling price of each distinct performance obligation. The Company estimates the standalone selling price by reference to the total transaction price less the sum of the observable stand-alone selling prices of other goods or services promised in the contract. In general, transaction price is determined by estimating the fixed amount of consideration to which we are entitled for transfer of goods and services and all relevant sources and components of variable consideration. Any variable consideration is estimated by the Company based on the expected value approach. The Company will then estimate variable consideration for a particular type of performance obligation, such method is consistently applied. The Company will constrain estimates of variable consideration based on its expectation of recovery from the customer. Revenues are generally recognized when control of the promised goods or services is transferred to their customers either at a point in time or over time, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

Many of the Company’s contracts have one performance obligation and all consideration is allocated to that performance obligation and recognized at a point in time contemporaneous when the service is performed or with the date of the event.

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

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of June 30, 2021.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of approximately $2,223,000 are included in current deferred revenues, on the Consolidated Balance Sheets as of June 30, 2021. For the three months ended June 30, 2021, we recognized revenue associated with contract liabilities of approximately $869,000 that were included in the contract liabilities balance at the beginning of the period.

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

5. Capitalized Technology

Capitalized Technology, net is as follows:

	June 30, 2021	December 31, 2020
Capitalized cost:
Balance, beginning of period	$2,169,245	$2,169,245
Additional capitalized cost	23,569	-
Balance, end of period	2,192,814	2,169,245

Accumulated amortization:
Balance, beginning of period	$2,143,378	$2,130,037
Provision for amortization	18,896	13,341
Balance, end of period	2,162,274	2,143,378
Capitalized Technology, net	30,540	25,867

For the three months ended June 30, 2021 and 2020, amortization expense was approximately $9,100 and $3,700, and was approximately $18,900 and $10,000 for the six months ended June 30, 2021 and 2020, Amortization of capitalized technology is recorded in depreciation and amortization expense in the accompanying statements of operations.

6. Intangible Assets

Intangible assets, net was as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
June 30, 2021	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,883,282)	$247,674
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,860,935)	247,674
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$338,074

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2020	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,845,178)	$285,778
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,822,831)	285,778
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$376,178

As of June 30, 2021, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2021	$38,104
2022	76,207
2023	76,207
2024	57,156
Net Carrying Amount	$247,674

For the three months ended June 30, 2021 and 2020, amortization expense was approximately $19,000, and for the six months ended June 30, 2021 and 2020 amortization expense was approximately $38,000. Intangible amortization expense is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

As of June 30, 2021, right of use assets and current lease obligations were $457,492 and $77,100, respectively.

Other - PDN China’s bank account with balance of approximately $203,000 was frozen by Guangzhou Police due to Gatewang Case. The Company has classified this entire cash balance as a long-term asset presented in discontinued operations (see footnote 3. Summary of Significant Accounting Policies – Discontinued Operations).

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

NAPW (as leasee) is a defendant in a Nassau County (NY) Supreme Court case.  TL Franklin Avenue Plaza LLC (as lessor) has sued and obtained a judgment against NAPW in the amount of $746,142.41.  [NAPW Case index No. LT-000421/2018; NAPW’s former Garden City, NY, office.]  NAPW has reserved for this judgment.

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

As of June 30, 2021, CFL beneficially holds shares of Common Stock equal to approximately 25.5% of the outstanding shares of Common Stock of the Company.

9. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of June 30, 2021, the Company had 13,598,897 shares of common stock outstanding.

In January 2021, the Company issued 150,000 shares of the Company’s common stock to White Winston as a result of a settlement agreement (see note 7. Commitments and Contingencies).

On February 1, 2021, the Company entered into a private placement with Ms. Yiran Gu, in which the Company sold 500,000 shares of its common stock at a price per share of $2.00 for gross proceeds of $1,000,000.

On July 9, 2021, the Company closed the registered direct offering, pursuant to which certain institutional accredited investors purchased 1,470,588 shares of the Company’s common stock, par value $0.01 per share, at a per share price equal to $1.70 for gross proceeds of $2,499,999.60.

10. Stock-Based Compensation

Equity Incentive Plans – The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. Through a series of amendments to the 2013 Plan, the number of authorized shares available for issuance of common stock under the Plan increased from 225,000 shares to 915,000 shares. The Company further amended the 2013 Plan to increase the number of authorized shares of common stock under the Plan by 585,000 shares, which the Company’s stockholders approved and ratified on June 14, 2021. The Company is now authorized to issue 1,500,000 shares under the amended 2013 Plan.

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

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2021 and 2020:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2021	66,126	$5.24	8.3	$-
Granted	30,000	2.10	3.9
Exercised	-	-	-
Forfeited	(20,000)	3.69	-
Outstanding - June 30 2021	76,126	$4.41	8.4	$-

Exercisable at June 30, 2021	26,126	$8.18	6.5	$-

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2020	295,793	$8.88	$7.5	$-
Granted	30,000	3.69	10.0
Exercised	-	-	-
Forfeited	(259,667)	9.21	-
Outstanding - June 30, 2020	66,126	$5.24	8.8	$8,400

Exercisable at June 30, 2020	26,126	$8.18	7.8	$2,800

Total unrecognized pre-tax stock-based compensation expense related to unvested stock options at June 30, 2021 was approximately $0.

Warrants

As of June 30, 2021 and December 31, 2020, 125,000 warrants were outstanding and exercisable with an exercise price of $20.00 per share. The aggregate intrinsic value was $0 and the warrants are scheduled to expire on December 30, 2021.

Restricted Stock

As of June 30, 2021 and 2020, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2021	233,875
Granted	59,524
Forfeited	-
Vested	(133,875)
Outstanding - June 30, 2021	159,524

Number of
Shares
Outstanding - January 1, 2020	27,319
Granted	333,875
Forfeited	-
Vested	(127,319)
Outstanding - June 30, 2020	233,875

Additionally, the Company had no non-cash pre-tax stock-based compensation expense recorded for the three months ended June 30, 2021 and 2020, respectively, as a component of general and administrative expenses in the accompanying statements of operations, pertaining to restricted stock.

Total unrecognized pre-tax stock-based compensation expense related to unvested restricted stock at June 30, 2021 was $0.

11. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended June 30, 2021 and 2020, the Company recorded income tax expense of $49,934 and a benefit for income tax of approximately $12,512, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded a benefit for income tax of $17,043 and $18,421. The decrease in income tax benefit during the current six-month period, and resulting in income tax expense for the current three-month period, was primarily due to an increase in discrete tax items associated with litigation settlement reserves and changes in the Company’s net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of June 30, 2021. The valuation allowance at June 30, 2021 was approximately $8,890,000. The net change in the valuation allowance during the six months ended June 30, 2021 was an increase of approximately $253,000.

12. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network and (iii) Corporate Overhead. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of June 30, 2021 and December 31, 2020 and results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$257,878	$-	$257,878
Recruitment services	1,151,685	-	-	1,151,685
Products sales and other	-	1,908	-	1,908
Consumer advertising and marketing solutions	48,694	-	-	48,694
Total revenues	1,200,379	259,786	-	1,460,165
Income (loss) from continuing operations	293,211	(171,460)	(663,279)	(541,528)
Depreciation and amortization	2,419	26,657	-	29,076
Income tax (benefit) expense	(18,675)	14,885	53,724	49,934
Net loss from continuing operations	313,443	(186,051)	(717,003)	(589,612)

	As of June 30, 2021
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	247,674	-	338,074
Assets from continuing operations	4,927,004	766,808	-	5,693,812

	Three Months Ended June 30, 2020
	PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$353,408	$-	$353,408
Recruitment services	572,233	-	-	572,233
Products sales and other	-	1,899	-	1,899
Consumer advertising and marketing solutions	24,290	-	-	24,290
Total revenues	596,523	355,307	-	951,830
Loss from continuing operations	(82,526)	(370,196)	(1,346,391)	(1,799,113)
Depreciation and amortization	11,835	36,013	-	47,848
Income tax benefit	(121)	(2,201)	(10,190)	(12,512)
Net loss from continuing operations	(76,855)	(367,995)	(1,336,201)	(1,781,051)

	As of December 31, 2020
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	323,881	-	414,281
Assets from continuing operations	2,103,830	1,197,336	-	3,301,166

	Six Months Ended June 30, 2021
	PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$521,083	$-	$521,083
Recruitment services	2,326,765	-	-	2,326,765
Products sales and other	-	3,339	-	3,339
Consumer advertising and marketing solutions	93,830	-	-	93,830
Total revenues	2,420,595	524,422	-	2,945,017
Income (loss) from continuing operations	606,035	(417,879)	(1,553,159)	(1,365,005)
Depreciation and amortization	3,597	55,086	-	58,683
Income tax expense (benefit)	9,431	(5,735)	(20,739)	(17,043)
Net income (loss) from continuing operations	599,338	(412,144)	(1,532,420)	(1,345,227)

	Six Months Ended June 30, 2020
	PDN	NAPW	Corporate
	Network	Network	Overhead	Consolidated
Membership fees and related services	$-	$737,239	$-	$737,239
Recruitment services	1,138,920	-	-	1,138,920
Products sales and other	-	3,330	-	3,330
Consumer advertising and marketing solutions	54,638	-	-	54,638
Total revenues	1,193,558	740,569	-	1,934,127
Loss from continuing operations	(232,550)	(438,306)	(2,557,261)	(3,228,117)
Depreciation and amortization	26,510	73,339	-	99,849
Income tax benefit	(1,072)	(2,608)	(14,741)	(18,421)
Net loss from continuing operations	(225,264)	(435,698)	(2,542,520)	(3,203,482)

13. Subsequent Events

In March 2021, IPDN entered into a stock purchase agreement ("Stock Purchase Agreement") to purchase a significant equity stake in RemoteMore USA Inc. (“RemoteMore”), a Delaware corporation.  According to an arrangement reached by the parties, IPDN made an initial refundable deposit of $60,000.00 to RemoteMore to facilitate the completion of the transaction.  In August 2021, based on milestones achieved in the negotiations, IPDN completed the purchase of all preferred stock in RemoteMore, constituting 5.625% of all outstanding stock of RemoteMore, for $180,000.00.  At the same time, IPDN made an additional refundable deposit of $300,000.00 to RemoteMore to further facilitate the completion of the transaction.  RemoteMore will use the deposits towards closing costs.  If the transaction closes as planned, these deposits will be counted towards the purchase price provided in the Stock Purchase Agreement.  If the transaction for whatever reasons is not closed, RemoteMore shall refund these deposits to IPDN.

On July 9, 2021, the Company closed the registered direct offering, pursuant to which certain institutional accredited investors purchased 1,470,588 shares of the Company’s common stock, par value $0.01 per share, at a per share price equal to $1.70 for gross proceeds of $2,499,999.60. As a result, the stockholders’ equity of the Company as of July 9, 2021 is approximately $2.9 million. On July 15, 2021, the Nasdaq has determined that the Company complies with the Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. However, the Company needs to evidence compliance upon filing its future reports or it may be subject to delisting.

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

Our value proposition is simple: (i) we provide a robust online and in-person network for our women members to make professional and personal connections for our diverse audience of women: African Americans, Hispanics, Asians, Veterans, individuals with disabilities and members of the LGBT+ community (with the ability to roll out to our other affinities); (ii) we assist our registered users, or members, in their efforts to connect with like-minded individuals and identify career opportunities within the network; and (iii) we help employers address their workforce diversity needs by connecting them with the right candidates.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Loss from Continuing Operations	$(590)	$(1,781)
Stock-based compensation	203	378
Litigation settlement reserve	75	258
Depreciation and amortization	29	48
Interest and other income	(2)	(6)
Income tax expense (benefit)	50	(13)
Adjusted EBITDA	$(235)	$(1,116)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Loss from Continuing Operations	$(1,345)	$(3,203)
Stock-based compensation	309	398
Litigation settlement reserve	75	708
Depreciation and amortization	59	100
Interest and other income	(3)	(6)
Income tax benefit	(17)	(18)
Adjusted EBITDA	$(922)	$(2,021)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$258	$354	$(96)	(27.1)%
Recruitment services	1,152	572	580	101.4%
Products sales and other	2	2	-	-%
Consumer advertising and marketing solutions	49	24	25	104.2%
Total revenues	$1,461	$952	$509	53.5%

Total revenues for the three months ended June 30, 2021 increased approximately $509,000, or 53.5%, to approximately $1,461,000 from approximately $952,000 during the same period in the prior year. The increase was predominately attributable to an approximate $580,000 increase in recruitment services revenues in the current period, partially offset by an approximate $95,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year.

	Six Months Ended June 30		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$521	$737	$(216)	(29.3)%
Recruitment services	2,327	1,139	1,188	104.3%
Products sales and other	3	3	-	-%
Consumer advertising and marketing solutions	94	55	39	70.9%
Total revenues	$2,945	$1,934	$1,011	52.3%

Total revenues for the six months ended June 30, 2021 increased approximately $1,000,000, or 52.3%, to approximately $2,945,000 from approximately $1,934,000 during the same period in the prior year. The increase was predominately attributable to an approximate $1,200,000 increase in recruitment services revenues in the current period, partially offset by an approximate $216,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,201	$597	$604	101.5%
NAPW Network	260	355	(95)	(26.8)%
Total revenues	$1,461	$952	$509	53.5%

During the three months ended June 30, 2021, our PDN Network generated approximately $1,201,000 in revenues compared to approximately $596,000 in revenues during the three months ended June 30, 2020, an increase of approximately $605,000 or 101.5 percent. The increase in revenues was predominately driven by continued improvements in our e-commerce platform and new sales collaborations, higher new client acquisitions and a significant increase in diversity recruitment initiatives by our clients

During the three months ended June 30, 2021, our NAPW Network revenues were approximately $260,000, compared to revenues of approximately $356,000 during the same period in the prior year, a decrease of approximately $96,000 or 27.0 percent. The decrease in revenues was primarily due a continued decrease in legacy membership retention rates and the continued effects of COVID-19 as new membership enrollment slowly returns.

	Six Months Ended June 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$2,421	$1,193	$1,228	102.9%
NAPW Network	524	741	(217)	(29.3)%
Total revenues	$2,945	$1,934	$1,011	52.3%

During the six months ended June 30, 2021, our PDN Network generated approximately $2,421,000 in revenues compared to approximately $1,193,000 in revenues during the six months ended June 30, 2020, an increase of approximately $1,228,000 or 102.9 percent. The increase in revenues was predominately driven by continued improvements in our e-commerce platform and new sales collaborations, higher new client acquisitions and a significant increase in diversity recruitment initiatives by our clients

During the six months ended June 30, 2021, our NAPW Network revenues were approximately $524,000, compared to revenues of approximately $741,000 during the same period in the prior year, a decrease of approximately $217,000 or 29.3 percent. The decrease in revenues was primarily due a continued decrease in legacy membership retention rates and the continued effects of COVID-19 as new membership enrollment slowly returns. We believe that the membership services that we provide to our customers turned into a discretionary spending item during 2020 and the first six months of 2021 and the services that we provide were postponed as a result of the financial and economic impact of COVID-19.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$260	$170	$90	52.9%
Sales and marketing	600	459	141	30.7%
General and administrative	1,112	2,074	(962)	(46.4)%
Depreciation and amortization	29	48	(19)	(39.6)%
Total pre-tax cost and expenses:	$2,001	$2,751	$(750)	(27.3)%

	Six Months Ended June 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$521	$343	$178	51.9%
Sales and marketing	1,300	984	316	32.1%
General and administrative	2,430	3,735	(1,305)	(34.9)%
Depreciation and amortization	59	100	(41)	(41.0)%
Total pre-tax cost and expenses:	$4,310	$5,162	$(852)	(16.5)%

Cost of revenues: Cost of revenues during the three months ended June 30, 2021 was approximately $260,000, an increase of approximately $90,000, or 52.9 percent, from approximately $170,000 during the same period of the prior year, as a direct result of increased revenues of approximately 53.4 percent. Cost of revenues during the six months ended June 30, 2021 was approximately $521,000, an increase of approximately $178,000, or 51.9 percent, from approximately $343,000 during the same period in the prior year, as a direct result of increased revenues of approximately 52.3 percent.

Sales and marketing expense: Sales and marketing expense during the three months ended June 30, 2021 was approximately $600,000, an increase of approximately $141,000, or 30.7 percent, from $459,000 during the same period in the prior year. The increase is a result of sales and marketing costs driving increased revenues. Sales and marketing expense during the six months ended June 30, 2021 was approximately $1,300,000, an increase of approximately $316,000, or 36.3 percent, from $984,000 during the same period in the prior year. The increase is a result of of sales and marketing costs driving increased revenues.

General and administrative expense: General and administrative expenses decreased by approximately $962,000, or 46.4 percent, to approximately $1,112,000 during the three months ended June 30, 2021, as compared to the same period in the prior year. The decrease was primarily a result of reductions in professional services charges of approximately $700,000, stock-based compensation costs of approximately $195,000, and payroll related costs of approximately $110,000, as compared to the same period in the prior year. Offsetting the decrease was a non-cash charge to litigation settlement reserve of $75,000 and a non-recurring charge for employee related costs of approximately $67,000.

General and administrative expenses decreased by approximately $1,305,000, or 34.9 percent, to approximately $2,430,000 during the six months ended June 30, 2021, as compared to the same period in the prior year. The decrease was primarily a result of a reduction in professional services charges of approximately $850,000, litigation settlement reserve of $450,000 recorded in the first quarter of 2020, partially offset by an increase in litigation settlement reserve of $75,000 in the second quarter of 2021, and a decrease in stock-based compensation costs of approximately $88,000, as compared to the same period in the prior year. Offsetting the decrease was a non-recurring charge for employee related costs of approximately $67,000.

Depreciation and amortization expense: Depreciation and amortization expense during the three and six months ended June 30, 2021 was approximately $29,000 and $59,000, compared to approximately $48,000 and $100,000 during the same periods in the prior year. The decreases were primarily attributable to assets and intangible assets reaching the end of their useful lives.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$906	$679	$227	33.4%
NAPW Network	431	726	(294)	(40.5)%
Corporate Overhead	664	1,346	(683)	(50.7)%
Total pre-tax costs and expenses:	$2,001	$2,751	$(749)	(27.2)%

	Six Months Ended June 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,815	$1,426	$389	27.3%
NAPW Network	942	1,179	(237)	(20.1)%
Corporate Overhead	1,553	2,557	(1,004)	(39.3)%
Total pre-tax costs and expenses:	$4,310	$5,162	$(852)	(16.5)%

For the three months ended June 30, 2021, pre-tax costs and expenses related to Corporate Overhead decreased by approximately $683,000, or 50.7 percent, as compared to the same period in the prior year. The reduction is primarily as a result of a decrease in professional services of approximately $440,000 and stock-based compensation costs of approximately $195,000, as compared to the same period in the prior year.

For the six months ended June 30, 2021, pre-tax costs and expenses related to Corporate Overhead decreased by approximately $1,004,000, or 39.3 percent, as compared to the same period in the prior year. The reduction is primarily as a result of a decrease in professional services of approximately $600,000, litigation settlement reserve of $450,000 recorded in the first quarter of 2020 in the current period, and stock-based compensation costs of approximately $88,000, as compared to the same period in the prior year. The decrease was offset by an increase in professional services of approximately $110,000 and stock-based compensation costs of approximately $88,000, as compared to the same period in the prior year. Partially offsetting the reductions were employee related costs of approximately $110,000.

For the three months ended June, 2021, pre-tax costs and expenses related to our PDN Network segment increased by approximately $227,000, or 33.4%, as compared to the same period in the prior year. The increase is primarily as a result of approximately $195,000 of sales and marketing costs driving increased revenues and a non-recurring charge for employee related costs of approximately $67,000, partially offset by a reduction of general and administrative and other costs of approximately $33,000, as compared to the same period in the prior year.

For the six months ended June, 2021, pre-tax costs and expenses related to our PDN Network segment increased by approximately $389,000, or 27.3%, as compared to the same period in the prior year. The increase is primarily as a result of approximately $311,000 of sales and marketing costs driving increased revenues, a non-recurring charge for employee related costs of approximately $67,000, and other general and administrative costs of approximately $11,000, as compared to the same period in the prior year.

For the six months ended June 30, 2021, pre-tax costs and expenses related to our NAPW Network decreased by approximately $237,000. The decrease in the period is primarily related to reductions in professional services and salary related expenses, partially offset by a non-cash charge to litigation settlement reserve of $75,000. For the three months ended June 30, 2021, pre-tax costs and expenses related to our NAPW Network decreased by approximately $294,000. The decrease in the period is primarily related to reductions in professional services and salary related expenses, partially offset by a non-cash charge to litigation settlement reserve of $75,000.

Income Tax Benefit

	Three Months Ended June 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$50	$(13)	$63	(484.7)%

During the three months ended June 30, 2021 and 2020, we recorded income tax expense and a benefit for income tax of approximately $50,000 and $13,000, respectively. The decrease in income tax benefit, resulting in income tax expense, during the current period was primarily due to an increase in discrete tax items associated with litigation settlement reserves and changes in the Company’s net operating losses.

	Six Months Ended June 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(17)	$(18)	$1	(5.6)%

During the six months ended June 30, 2021 and 2020, we recorded a benefit for income tax of approximately $17,000 and $18,000, respectively. The increase in income tax benefit during the current period was primarily due to an increase in discrete tax items associated with litigation settlement reserves and changes in the Company’s net operating losses.

Net loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$239	$(77)	$316	411.2%
NAPW Network	(186)	(368)	182	(49.5)%
Corporate Overhead	(643)	(1,336)	693	51.9%
Consolidated net loss from continuing operations	$(590)	$(1,781)	$1,191	66.9%

	Six Months Ended June 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$599	$(225)	$824	366.2%
NAPW Network	(412)	(436)	24	5.5%
Corporate Overhead	(1,532)	(2,542)	1,010	39.7%
Consolidated net loss from continuing operations	$(1,345)	$(3,203)	$1,858	58.0%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the three months ended June 30, 2021, we incurred a net loss of approximately $590,000 from continuing operations, an increase of approximately $1,192,000 or 66.9 percent, compared to a net loss of approximately $1,781,000 during the three months ended June 30, 2020. During the six months ended June 30, 2021, we incurred a net loss of approximately $1,345,000 from continuing operations, an increase of approximately $1,858,000 or 58.0 percent, compared to a net loss of approximately $3,203,000 during the same period in the prior year.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the statements of operation and comprehensive loss as loss from discontinued operations.

Operating Results of Discontinued Operations

The following table represents the components of gross operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Cost of Sales	18,201	7,787	20,517	15,143
Depreciation and amortization	-	1,676	-	1,676
Sales and marketing	-	80,425	-	105,114
General and administrative	20,728	(37,620)	30,198	-
Non-operating expense	10,372	5,553	10,372	5,553
Loss from discontinued operations before income tax	(49,301)	(57,821)	(61,087)	(127,486)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(49,301)	$(57,821)	$(61,087)	$(127,486)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$2,508	$2,118
Working capital (deficiency)	$(738)	$(1,156)

Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock. As of June 30, 2021, we had cash and cash equivalents of $2,508,585 compared to cash and cash equivalents of $2,117,569 at December 31, 2020. We had an accumulated deficit of $94,429,148 at June 30, 2021. During the six months ended June 30, 2021, we generated a net loss from continuing operations of $1,345,227. For the six months ended June 30, 2021 we used cash from continuing operations of approximately $663,000.

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

On February 1, 2021, we entered into a private placement with Ms. Yiran Gu, in which we sold 500,000 shares of our common stock at a price per share of $2.00 for gross proceeds of $1,000,000.

On July 9, 2021, the Company closed the registered direct offering, pursuant to which certain institutional accredited investors purchased 1,470,588 shares of the Company’s common stock, par value $0.01 per share, at a per share price equal to $1.70 for gross proceeds of $2,499,999.60.

In March 2021, IPDN entered into a stock purchase agreement ("Stock Purchase Agreement") to purchase a significant equity stake in RemoteMore USA Inc. (“RemoteMore”), a Delaware corporation.  According to an arrangement reached by the parties, IPDN made an initial refundable deposit of $60,000.00 to RemoteMore to facilitate the completion of the transaction.  In August 2021, based on milestones achieved in the negotiations, IPDN completed the purchase of all preferred stock in RemoteMore, constituting 5.625% of all outstanding stock of RemoteMore, for $180,000.00.  At the same time, IPDN made an additional refundable deposit of $300,000.00 to RemoteMore to further facilitate the completion of the transaction.  RemoteMore will use the deposits towards closing costs.

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

	Six Months Ended June 30,
	2020	2020
Cash provided by (used in) continued operations	(in thousands)
Operating activities	$(663)	$(1,913)
Investing activities	(81)	(7)
Financing activities	1,167	2,151
Effect of exchange rate fluctuations on cash and cash equivalents	(33)	(50)
Cash provided by (used in) discontinued operations Operating activities	-	44
Net increase (decrease) in cash and cash equivalents	$390	$225

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the six months ended June 30, 2021 was approximately $663,000. We had a net loss from continuing operations of approximately $1,345,227 during the six months ended June 30, 2021, which included a non-cash litigation settlement reserve of $75,000, stock based compensation expense of approximately $309,000, depreciation of amortization expense of $52,000 and amortization of right-of-use assets of $46,000, which was partially offset by deferred tax benefit of approximately $17,000. Changes in operating assets and liabilities used approximately $162,462 of cash during the six months ended June 30, 2021, consisting primarily of decreases in accounts receivable, accounts payable, and accrued expenses, partially offset by an increase in deferred revenue. We received $380,000 in cash as a result of a decrease in our Merchant Reserve.

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

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2021 was approximately $81,000, which consisted of refundable deposits related to future investments, investments in developed technology and computer equipment purchases.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2020 was $7,400, which consisted of investments in developed technology and computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2021 was approximately $1,167,000 and which reflected $1,000,000 proceeds from the sale of common stock in February 2021 and $167,000 from other financing activities.

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

Business Combinations

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of comprehensive loss.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2021, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on this evaluation conducted as of December 31, 2020, our Chief Executive Officer and Interim Chief Financial Officer had concluded that our internal controls over financial reporting were not effective as of the end of the period covered in our 2020 Annual Report on Form 10-K. Management undertook several remediation actions, including hiring experienced accounting personnel, improvements in the segregation of duties within our accounting and financial reporting functions, GAAP training of internal staff and engaging an outside consultant to assist the Company on complex GAAP matters. Although these measures greatly helped to improve our internal controls, they did not fully remediate deficiencies in controls. Despite this, our management has concluded that the financial statements included in this report fairly present in all material respects our financial position and results of operations.

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

Plan for Remediation of Material Weakness

During fiscal 2021, we continued our initiatives to improve and remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2020. Specifically:

●	We continue to look to expand our corporate accounting staff and added qualified personnel with knowledge of U.S. GAAP;

●	continued updating of accounting policies and procedures;

●	implementation of more robust accounting software technologies to reduce the amount of manual processes; and

●	we continue to improve the financial reporting processes which included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department leadership.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2021, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2020. Specifically, we continued to implement more effective financial reporting process and internal control procedures that included monthly and quarterly closing check-lists, updating of accounting policies and procedures, implementation of more robust accounting technologies, and monthly review of the financial reports by the Company’s Finance Department. We also continued improving GAAP training of internal staff and to utilize third-party consultants, when necessary, to assist in the review and preparation of complex accounting transaction and financial statement reports. There have been no other changes in our internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that our conduct delayed White Winston’s ability to sell our shares of Common Stock during a period when our stock price was generally falling. On October 28, 2020, we and White Winston reached a settlement agreement, in which we made a cash payment of $250,000 on October 29, 2020 and a second cash payment of $350,000 was paid on February 16, 2021. In addition, we issued 150,000 shares of our common stock in January 2021.

NAPW (as leasee) is a defendant in a Nassau County (NY) Supreme Court case.  TL Franklin Avenue Plaza LLC (as lessor) has sued and obtained a judgment against NAPW in the amount of $746,142.41.  [NAPW Case index No. LT-000421/2018; NAPW’s former Garden City, NY, office.]  NAPW has reserved for this judgment.

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

On July 9, 2021 the Company closed the registered direct offering, pursuant to which certain institutional accredited investors purchased 1,470,588 shares of the Company’s common stock, par value $0.01 per share, at a per share price equal to $1.70 for gross proceeds of $2,499,999.60.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: August 16, 2021	By:	/s/ Xin (Adam) He
	Name:	Xin (Adam) He
	Title:	Chief Executive Officer and Chief Financial Officer
(On behalf of the Registrant and as principal financial
officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document
101.	SCH XBRL Taxonomy Extension Schema Document
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB XBRL Taxonomy Extension Labels Linkbase Document
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

