Form 10-Q
period 2021-09-30
Professional Diversity Network, Inc.
filed 2021-11-15
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes ☐ No ☒

There were 16,067,252 shares outstanding of the registrant’s common stock as of November 15, 2021.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2021	December 31, 2020
	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,092,473	$2,117,569
Accounts receivable, net	1,385,310	1,005,482
Incremental direct costs	25,367	36,212
Prepaid expense and other current assets	251,997	355,260
Current assets from discontinued operations	4,600	6,898
Total current assets	5,759,747	3,521,421

Property and equipment, net	23,569	10,382
Capitalized technology, net	47,430	25,867
Goodwill	1,274,785	339,451
Intangible assets, net	1,257,205	376,178
Right-of-use assets	442,575	487,677
Merchant reserve	380,849	760,849
Security deposits	416,340	66,340
Long-term assets from discontinued operations	197,620	3,085,178
Total assets	$9,800,120	$8,673,343

Current Liabilities:
Accounts payable	$286,775	$728,379
Accrued expenses	1,550,514	1,626,164
Deferred revenue	2,003,510	1,901,129
Stock to be issued	400,000	-
Lease liability, current portion	92,164	46,526
Current liabilities from discontinued operations	407,374	375,276
Total current liabilities	4,740,337	4,677,474

Lease liability, non-current portion	441,798	463,998
Other long-term liabilities	100,000	-
Deferred tax liability	167,692	186,039
Total liabilities	5,449,827	5,327,511

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 16,018,212 shares and 12,820,891 shares issued as of September 30, 2021 and December 31, 2020, and 16,017,204 and 12,819,843 shares outstanding as of September 30, 2021 and December 31, 2020.	160,183	128,198
Additional paid in capital	98,242,236	95,985,080
Accumulated other comprehensive income	3,054	292,506
Accumulated deficit	(94,509,710)	(93,022,835)
Treasury stock, at cost; 1,048 shares at September 30, 2021 and December 31, 2020	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	3,858,646	3,345,832
Noncontrolling interest	491,647	-
Total stockholders’ equity	4,350,293	3,345,832
Total liabilities, noncontrolling interests, and stockholders’ equity	$9,800,120	$8,673,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Revenues:
Membership fees and related services	$760,654	$1,056,487
Recruitment services	3,695,205	2,069,250
Products sales and other	22,826	3,548
Consumer advertising and marketing solutions	149,347	110,364
Total revenues	4,628,032	3,239,649

Costs and expenses:
Cost of revenues	867,726	549,371
Sales and marketing	1,826,319	1,404,044
General and administrative	3,303,143	5,296,794
Depreciation and amortization	88,351	138,139
Total costs and expenses	6,085,539	7,388,348

Loss from continuing operations	(1,457,507)	(4,148,699)

Other income (expense)
Interest and other income	5,128	961
Other income (expense), net	5,128	961

Loss before income tax benefit	(1,452,379)	(4,147,738)
Income tax benefit	(18,767)	(32,033)
Loss from continuing operations, net of tax	(1,433,612)	(4,115,705)
Loss from discontinued operations	(71,800)	(156,950)
Net loss including non-controlling interests	$(1,505,412)	$(4,272,655)
Net loss attributable to non-controlling interests	18,357	-
Net loss attributable to Professional Diversity Network, Inc.	$(1,486,875)	$(4,272,655)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(1,486,875)	$(4,272,655)
Foreign currency translation adjustments	(289,452)	131,069
Comprehensive loss, net of tax	$(1,776,327)	$(4,141,586)

Loss per share attributable to Professional Diversity Network, Inc., basic and diluted:
Continuing operations	$(0.10)	$(0.38)
Discontinued operations	$(0.01)	$(0.01)
Net loss attributable to Professional Diversity Network, Inc.	$(0.11)	$(0.39)

Weighted average shares outstanding:
Basic and diluted	13,830,777	10,756,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,
	2021	2020
Revenues:
Membership fees and related services	$239,571	$319,248
Recruitment services	1,368,440	930,330
Products sales and other	19,487	218
Consumer advertising and marketing solutions	55,517	55,726
Total revenues	1,683,015	1,305,522

Costs and expenses:
Cost of revenues	346,525	205,974
Sales and marketing	525,820	419,969
General and administrative	873,504	1,561,871
Depreciation and amortization	29,668	38,290
Total costs and expenses	1,775,517	2,226,104

Loss from continuing operations	(92,502)	(920,582)

Other income (expense)
Interest and other income	2,393	(5,253)
Other income (expense), net	2,393	(5,253)

Loss before income tax expense (benefit)	(90,109)	(925,835)
Income tax expense (benefit)	(1,724)	(13,612)
Loss from continuing operations, net of tax	(88,385)	(912,223)
Loss from discontinued operations	(10,714)	(29,464)
Net loss including non-controlling interests	$(99,099)	$(941,687)
Net loss attributable to non-controlling interests	18,357	-
Net loss attributable to Professional Diversity Network, Inc.	$(80,562)	$(941,687)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(80,562)	$(941,687)
Foreign currency translation adjustments	(799)	102,964
Comprehensive loss, net of tax	$(81,361)	$(838,723)

Loss per share attributable to Professional Diversity Network, Inc.,basic and diluted:
Continuing operations	$(0.01)	$(0.07)
Discontinued operations	$-	$-
Net loss attributable to Professional Diversity Network, Inc.	$(0.01)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	15,115,167	12,488,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Noncontrolling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interests in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity
Balance at January 1, 2021	12,819,843	$128,198	$95,985,080	$(93,022,835)	1,048	$(37,117)	$292,506	$-	$3,345,832

Sale of common stock	2,919,355	29,194	4,249,256	-	-	-	-		4,278,451
Issuance of common stock	279,054	2,791	163,709	-	-	-	-		166,500
Share-based compensation	-	-	435,915	-	-	-	-		435,915
Adjustment from discontinued operations	-	-	(2,591,724)	-	-	-	-		(2,591,724)
Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	510,184	510,184
Translation adjustments	-	-	-	-	-	-	(289,452)		(289,452)
Net loss	-	-	-	(1,486,875)	-	-	-	(18,537)	(1,505,412)
Balance at September 30, 2021	16,018,252	$160,183	$98,242,246	$(94,509,710)	1,048	$(37,117)	$3,054	$491,647	4,350,293

							Accumulated
	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Other Comprehensive	Noncontrolling Interests in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity
Balance at January 1, 2020	8,928,611	$89,286	$91,126,784	$(88,671,260)	1,048.0	$(37,117)	$44,242	$-	$2,551,935

Issuance of common stock	3,891,232	38,912	4,237,915	-	-	-	-	-	4,276,827
Share-based compensation	-	-	508,990	-	-	-	-	-	508,990
Translation adjustments	-	-	-	-	-	-	131,069	-	131,069
Net loss	-	-	-	(4,272,655)	-	-	-	-	(4,272,655)
Balance at September 30, 2020	12,819,843	$128,198	$95,873,689	$(92,943,915)	1,048	$(37,117)	$175,311	$-	$3,196,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Loss from continuing operations	$(1,433,612)	$(4,115,705)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	88,351	138,139
Deferred tax benefit	(18,347)	(32,033)
Amortization of right-of-use asset	68,540	92,715
Accretion of lease liability	-	2,312
Stock-based compensation expense	435,914	508,990
Litigation settlement reserve	75,000	1,474,922
Payment of lease obligations	-	(106,859)
Reduction of merchant reserve	380,000	-
Write-off property and equipment	-	1,232
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(379,828)	(261,612)
Prepaid expenses and other current assets	103,683	(27,466)
Incremental direct costs	10,845	6,243
Accounts payable	(441,603)	(517,765)
Accrued expenses	(150,649)	288,479
Deferred revenue	102,381	(220,087)
Net cash used in operating activities - continuing operations	(1,159,745)	(2,768,495)
Net cash provided by operating activities - discontinued operations	(33,443)	(65,980)
Net cash used in operating activities	(1,193,188)	(2,834,475)

Cash flows from investing activities:
Costs incurred to develop technology	(28,663)	(3,700)
Purchases of property and equipment	(37,282)	(7,536)
Payments for investment deposits	(350,000)	(66,341)
Acquisition of equity interest in RemoteMore USA, Inc.	(863,333)	-
Net cash used in investing activities - continuing operations	(1,279,278)	(77,577)
Net cash used in investing activities - discontinued operations	-	-
Net cash provided used in investing activities	(1,279,278)	(77,577)

Cash flows from financing activities:
Proceeds from the sale of common stock	4,444,950	4,276,827
Proceeds from short-term loan	-	651,078
Net cash provided by financing activities - continuing operations	4,444,950	4,927,905
Net cash provided by financing activities	4,444,950	4,927,905

Effect of exchange rate fluctuations on cash and cash equivalents	2,420	35,983
Net increase (decrease) in cash and cash equivalents	1,974,904	2,051,836
Cash, cash equivalents, beginning of period	2,117,569	633,615
Cash and cash equivalents, end of period	4,092,473	2,685,451

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$3,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Description of Business

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our 2020 Form 10-K.

Professional Diversity Network, Inc. (“PDN, Inc.”) is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. In addition, PDN, Inc. owns 45.62% of RemoteMore USA, however, due to having significant influence in its guidance and operations, consolidates RemoteMore USA’s operations into the Company’s condensed consolidated financial statements.

The NAPW Network is a networking organization for professional women, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at events hosted at its local chapters across the country.

RemoteMore USA provides companies with talented engineers to provide solutions to their software needs. Companies are given access to contract full and part-time developers from a pool of vetted candidates matching skills, experience and location through a remote-hiring marketplace.

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

2. Going Concern and Management’s Plans

At September 30, 2021, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the third quarter of 2021.

The Company had an accumulated deficit of ($94,509,710) at September 30, 2021. During the three and nine months ended September 30, 2021, the Company generated a net loss from continuing operations of ($88,385) and ($1,433,612). During the nine months ended September 30, 2021, the Company used cash in continuing operations of $1,159,745. At September 30, 2021, the Company had a cash balance of $4,092,473. Total revenues were approximately $4,628,032 and $3,239,649 for the nine months ended September 30, 2021 and 2020. Total revenues were approximately $1,683,015 and $1,305,522 for the three months ended September 30, 2021 and 2020. The Company had a working capital surplus from continuing operations of approximately $1,019,410 and a working capital deficiency of approximately ($1,156,000) at September 30, 2021 and December 31, 2020. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On September 22, 2021, the Company entered into a stock purchase agreement with Cosmic Forward Limited, in which the Company sold 948,767 shares of its common stock at a price per share of $1.05 for gross proceeds of approximately $1,000,000.

3. Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and a variable interest entity. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future intervening events. Accordingly, the actual results could differ significantly from estimates.

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

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents - The Company considers cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts was approximately $112,000 and $157,000, respectively.

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. Incremental direct costs associated with the PDN Network consists of commissions paid to third-party agencies. Commissions associated with the NAPW Network are deferred and amortized over the term of the membership, which is a 12-month period and agency commissions associated with the PDN Network are deferred and amortized over the membership service period. Total incremental direct costs related to the NAPW and PDN Network amounted to approximately $102,000 and $78,000 during the nine months ended September 30, 2021 and 2020, and approximately $33,000 and $26,000 during the three months ended September 30, 2021 and 2020.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the nine months ended September 30, 2021 and 2020 was approximately $24,000 and $69,000 and for three months ended September 30, 2021 and 2020 was approximately $6,000 and $18,000, and is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.

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

Business Combinations - ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statements of operations.

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

The Company also previously disclosed in the 2019 Form 10-K that although the seizure of PDN China’s assets had been lifted in March 2020, however on April 22, 2021, the Company learned that RMB 18,841,064.15 (approximately $2.9 million) had been seized from the PDN China Account by Longxu District Court of Wuzhou City in Guangxi Province to satisfy a judgment in favor of the plaintiffs in the Gatewang Case. On April 26, 2021, the Company concluded that the seizure of such cash assets is a material reduction of Company assets required to be reported by this filing. The Company has reflected the seizure of these cash funds in its condensed consolidated balance sheets as of September 30, 2021.

The Company has asserted its claim to these funds as the genuine owner to the Chinese officials and asked for their return. The Company plans to pursue all possible legal alternatives to have these funds returned to the Company but such return is uncertain at this time.

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying statement of operations. For the three and nine months ended September 30, 2021, loss from discontinued operations was approximately $(11,000) and $(72,000) as compared to a loss from discontinued operations of approximately ($29,000) and ($157,000) for the three and nine months ended September 30, 2020.

Assets and liabilities of China operations are now included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. Current assets from discontinued operations were approximately $4,600 and $6,898, as of September 30, 2021 and December 31, 2020, respectively, and long-term assets from discontinued operations were approximately $198,000 at September 30, 2021, compared to approximately $3,085,000 as of December 31, 2020. As of September 30, 2021, current liabilities from discontinued operations were approximately $407,000, compared to approximately $375,000 as of December 31, 2020.

Operating Results of Discontinued Operations

The following table represents the components of gross operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Cost of Sales	9,788	3,828	30,305	18,971
Depreciation and amortization	-	-	-	1,676
Sales and marketing	-	-	-	82,120
General and administrative	6,510	27,459	36,708	50,453
Non-operating expense	(5,585)	(1,823)	4,787	(3,730)
Loss from discontinued operations before income tax	(10,713)	(29,464)	(71,800)	(156,950)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(10,713)	$(29,464)	$(71,800)	$(156,950)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three and nine months ended September 30, 2021, the Company incurred advertising and marketing expenses of approximately $198,000 and $608,000, as compared to approximately $174,000 and $511,000 in the same periods of the fiscal 2020. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At September 30, 2021 and December 31, 2020, there were no prepaid advertising expenses recorded in the accompanying balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2021.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended September 30, 2021 and 2020 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of September 30,
	2021	2020

Warrants to purchase common stock	125,000	125,000
Stock options	26,126	66,126
Unvested restricted stock	159,524	206,775
Total dilutive securities	310,650	397,901

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12) which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations, and interim calculations, and adds guidance to reduce the complexity of applying Topic 740. This ASU was effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact to the Company’s condensed consolidated financial statements.

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

4. Business Combinations

On September 20, 2021, the Company acquired a 45.62% interest in RemoteMore USA, Inc., a software developer recruiting company, for an estimated total purchase price of $1,363,333, paying $863,333 in cash and $500,000 to be paid in one year. The acquisition is expected to significantly grow the Company’s revenues and recruiting platform and also included bringing onboard Boris Krastev and Boris Borisov, the co-founders of RemoteMore.

The purchase price allocation as of the date of the acquisition was based on a detailed analysis about the fair value of assets acquired. (No liabilities were assumed.) The major classes of assets to which we have allocated the purchase price were as follows:

Goodwill	$935,334
Intangible assets	427,999
$1,363,333

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is expected to be deductible for tax purposes.

5. Revenue Recognition

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

Product Sales and Other Revenue

Products offered to members relate to custom made plaques. Product sales are recognized as deferred revenue at the time the initial order is placed. Revenue is then recognized at the time these products are shipped. The Company’s shipping and handling costs are included in cost of sales in the accompanying condensed consolidated statements of operations.

Revenues generated from contracts entered into to provide software solutions are recognized as work is performed and invoiced to customers at the beginning of the following month with payment typically due within 14 days.

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

Disaggregation of revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 13 - Segment Reporting.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of September 30, 2021.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of approximately $2,004,000 are included in current deferred revenues, on the condensed consolidated balance sheets as of September 30, 2021. For the three months ended September 30, 2021, we recognized revenue associated with contract liabilities of approximately $1,068,000 that were included in the contract liabilities balance at the beginning of the period.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	September 30, 2021	December 31, 2020
Capitalized cost:
Balance, beginning of period	$2,169,245	$2,169,245
Additional capitalized cost	49,970	-
Balance, end of period	$2,219,215	$2,169,245

Accumulated amortization:
Balance, beginning of period	$2,143,378	$2,130,037
Provision for amortization	28,407	13,341
Balance, end of period	2,171,785	2,143,378
Capitalized Technology, net	$47,430	$25,867

For the three months ended September 30, 2021 and 2020, amortization expense was approximately $9,500 and $1,770, and was approximately $28,400 and $12,000 for the nine months ended September 30, 2021 and 2020, Amortization of capitalized technology is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
September 30, 2021	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,902,334)	$228,622
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(440,000)	2,500
Contracts purchased	Based on terms	935,683	-	935,683
		13,046,792	(11,879,987)	1,166,805
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$1,257,205

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2020	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,845,178)	$285,778
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,822,831)	285,778
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$376,178

As of September 30, 2021, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2021	$288,872
2022	742,851
2023	76,832
2024	57,781
2025	469
Net Carrying Amount	$1,166,805

For the three months ended September 30, 2021 and 2020, amortization expense was approximately $19,000, and for the nine months ended September 30, 2021 and 2020 amortization expense was approximately $57,000. Intangible amortization expense is recorded in depreciation and amortization expense in the accompanying statements of operations.

8. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

As of September 30, 2021, right of use assets and related current lease obligations were $442,575 and $92,164, as recorded on the Company’s condensed consolidated balance sheets.

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

NAPW (as leasee) is a defendant in a Nassau County (NY) Supreme Court case. TL Franklin Avenue Plaza LLC (as lessor) has sued and obtained a judgment against NAPW in the amount of $855,002. [NAPW Case index No. LT-000421/2018; NAPW’s former Garden City, NY, office.] NAPW has reserved for this judgment, including interest accrued.

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

On September 22, 2021, the Company entered into a stock purchase agreement with CFL, in which the Company sold 948,767 shares of its common stock at a price per share of $1.05 for gross proceeds of approximately $1,000,000. On October 30, 2021, CFL entered into another stock transfer agreement with an existing shareholder of the Company, purchasing 751,737 shares of its common stock at price per share of $1.50 for gross proceeds of $1,127,605.50.

As of September 30, 2021 and November 15, 2021, CFL beneficially holds shares of the Company’s outstanding Common Stock equal to approximately 27.4%, and 32%, respectively.

10. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of September 30, 2021, the Company had 16,018,252 shares of common stock outstanding.

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

On September 22, 2021, the Company entered into a stock purchase agreement with CFL, in which the Company sold 948,767 shares of its common stock at a price per share of $1.05 for gross proceeds of approximately $1,000,000.

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

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2021 and 2020:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2021	66,126	$5.24	8.3	$-
Granted	30,000	2.10	9.7
Exercised	-	-	-
Forfeited	(30,000)	3.69	-
Outstanding - September 30 2021	66,126	$4.52	8.6	$-

Exercisable at September 30, 2021	36,126	$6.53	6.6	$-

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2020	295,793	$8.88	7.5	$-
Granted	30,000	3.69	9.7
Exercised	-	-	-
Forfeited	(259,667)	9.21	-
Outstanding - September 30, 2020	66,126	$5.24	8.6	$-

Exercisable at September 30, 2020	26,126	$8.18	4.2	$-

Total unrecognized pre-tax stock-based compensation expense related to unvested stock options at September 30, 2021 was approximately $0.

Warrants

As of September 30, 2021 and December 31, 2020, 125,000 warrants were outstanding and exercisable with an exercise price of $20.00 per share. The aggregate intrinsic value was $0 and the warrants are scheduled to expire on December 30, 2021.

Restricted Stock

As of September 30, 2021 and 2020, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2021	233,875
Granted	59,524
Forfeited	-
Vested	(133,875)
Outstanding - September 30, 2021	159,524

Number of
Shares
Outstanding - January 1, 2020	27,319
Granted	306,775
Forfeited	-
Vested	(127,319)
Outstanding - September 30, 2020	206,775

Additionally, the Company had no non-cash pre-tax stock-based compensation expense recorded for the nine months ended September 30, 2021 and 2020, respectively, as a component of general and administrative expenses in the accompanying statements of operations, pertaining to restricted stock.

Total unrecognized pre-tax stock-based compensation expense related to unvested restricted stock at September 30, 2021 was $0.

12. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended September 30, 2021 and 2020, the Company recorded income tax benefit of $1,724 and $13,612, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded a benefit for income tax of $18,767 and $32,033. The decrease in income tax benefit during the current nine-month period was primarily due to an increase in discrete tax items associated with litigation settlement reserves and changes in the Company’s net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2021. The valuation allowance at September 30, 2021 was approximately $8,951,000. The net change in the valuation allowance during the nine months ended September 30, 2021 was an increase of approximately $313,000.

13. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) Other (which includes NAPW Network and RemoteMore) and (iii) Corporate Overhead. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of September 30, 2021 and December 31, 2020 and results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	PDN		Corporate
	Network	Other	Overhead	Consolidated
Membership fees and related services	$-	$239,571	$-	$239,571
Recruitment services	1,368,440	-	-	1,368,440
Products sales and other	-	19,487	-	19,487
Consumer advertising and marketing solutions	55,517	-	-	55,517
Total revenues	1,423,957	259,058	-	1,683,015
Income (loss) from continuing operations	692,356	(202,184)	(582,674)	(92,502)
Depreciation and amortization	5,875	23,793	-	29,668
Income tax (benefit) expense	7,406	(2,276)	(6,854)	(1,724)
Net loss from continuing operations	687,343	(199,909)	(575,820)	(88,385)

	As of September 30, 2021
Goodwill	$339,451	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	1,166,805	-	1,257,205
Assets from continuing operations	8,377,328	1,220,572	-	9,597,900

	Three Months Ended September 30, 2020
	PDN		Corporate
	Network	Other	Overhead	Consolidated
Membership fees and related services	$-	$319,248	$-	$319,248
Recruitment services	930,330	-	-	930,330
Products sales and other	-	218	-	218
Consumer advertising and marketing solutions	55,726	-	-	55,726
Total revenues	986,056	319,466	-	1,305,522
Loss from continuing operations	315,145	42,958)	(1,278,685)	(920,582)
Depreciation and amortization	4,560	33,730	-	38,290
Income tax benefit	1,893	(28)	(15,477)	(13,612)
Net loss from continuing operations	307,999	42,986	(1,263,208)	(912,223)

	As of December 31, 2020
Goodwill	$339,451	$-	$-	$339,451
Intangibles assets, net	90,400	323,881	-	414,281
Assets from continuing operations	2,103,830	1,197,336	-	3,301,166

	Nine Months Ended September 30, 2021
	PDN		Corporate
	Network	Other	Overhead	Consolidated
Membership fees and related services	$-	$760,654	$-	$760,654
Recruitment services	3,695,205	-	-	3,695,205
Products sales and other	-	22,826	-	22,826
Consumer advertising and marketing solutions	149,347	-	-	149,347
Total revenues	3,844,552	783,480	-	4,628,032
Income (loss) from continuing operations	1,298,391	(620,063)	(2,135,833)	(1,457,507)
Depreciation and amortization	9,472	78,879	-	88,351
Income tax expense (benefit)	16,837	(8,011)	(27,593)	(18,767)
Net income (loss) from continuing operations	1,286,681	(612,053)	(2,108,240)	(1,433,612)

	Nine Months Ended September 30, 2020
	PDN		Corporate
	Network	Other	Overhead	Consolidated
Membership fees and related services	$-	$1,056,487	$-	$1,056,487
Recruitment services	2,069,250	-	-	2,069,250
Products sales and other	-	3,548	-	3,548
Consumer advertising and marketing solutions	110,364	-	-	110,364
Total revenues	2,179,614	1,060,035	-	3,239,649
Loss from continuing operations	82,595	(395,348)	(3,835,946)	(4,148,699)
Depreciation and amortization	31,070	107,069	-	138,139
Income tax benefit	821	(2,636)	(30,218)	(32,033)
Net loss from continuing operations	82,735	(392,712)	(3,805,728)	(4,115,705)

14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, and the audited condensed consolidated financial statements and notes thereto included in our 2020 Form 10-K.

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

We currently operate in two business segments: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups, and (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization. On March 4, 2020 the Board decided to discontinue all of the Company’s operations in the People’s Republic of China, (“China Operations”), which focused on providing tools, products and services in China to assist women, students and business professionals in personal and professional development.

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

Impact of COVID-19

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic may have an adverse effect on our business and financial performance. The extent of the impact of the COVID-19 pandemic, including our ability to execute our business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are highly uncertain and cannot be predicted. In response to mandates and recommendations from federal, state and local authorities, as well as decisions we have made to protect the health and safety of our employees with respect to the COVID-19 pandemic, we temporarily closed our offices and had our employees work remotely until July 6, 2021. We may face more closure requirements and other operation restrictions for prolonged periods of time due to, among other factors, evolving and stringent public health directives, quarantine policies, social distancing measures, or other local and/or governmental restrictions, which could have a further material impact on our sales and profits. The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact our ability to raise additional capital, or require additional capital, or require additional reductions in capital expenditures that are otherwise needed to implement our strategies.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020, the most directly comparable GAAP measure reported in our condensed consolidated financial statements:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Loss from Continuing Operations	$(88)	$(912)
Stock-based compensation	127	111
Litigation settlement reserve	-	766
Loss attributable to noncontrolling interest	19	-
Depreciation and amortization	30	38
Interest and other income	(2)	5
Income tax expense (benefit)	(2)	(14)
Adjusted EBITDA	$82	$(6)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Loss from Continuing Operations	$(1,434)	$(4,116)
Stock-based compensation	436	509
Litigation settlement reserve	75	1,475
Loss attributable to noncontrolling interest	19	-
Depreciation and amortization	88	138
Interest and other income	(5)	(1)
Income tax benefit	(19)	(32)
Adjusted EBITDA	$(840)	$(2,027)

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$240	$319	$(79)	(24.8)%
Recruitment services	1,368	930	438	47.1%
Products sales and other	20	-	20	100.0%
Consumer advertising and marketing solutions	55	56	(1)	(1.8)%
Total revenues	$1,683	$1,305	$378	29.0%

Total revenues for the three months ended September 30, 2021 increased approximately $378,000, or 29.0%, to approximately $1,683,000 from approximately $1,305,000 during the same period in the prior year. The increase was predominately attributable to an approximate $438,000 increase in recruitment services revenues in the current period, partially offset by an approximate $79,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year.

	Nine Months Ended September 30		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$761	$1,056	$(295)	(27.9)%
Recruitment services	3,695	2,069	1,626	78.6%
Products sales and other	23	4	19	475.0%
Consumer advertising and marketing solutions	149	110	39	35.5%
Total revenues	$4,628	$3,239	$1,389	42.9%

Total revenues for the nine months ended September 30, 2021 increased approximately $1,389,000, or 42.9%, to approximately $4,628,000 from approximately $3,239,000 during the same period in the prior year. The increase was predominately attributable to an approximate $1,626,000 increase in recruitment services revenues in the current period, partially offset by an approximate $295,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,425	$986	$439	44.5%
Other	258	319	(61)	(19.1)%
Total revenues	$1,683	$1,305	$378	29.0%

During the three months ended September 30, 2021, our PDN Network generated approximately $1,425,000 in revenues compared to approximately $986,000 in revenues during the three months ended September 30, 2020, an increase of approximately $439,000 or 44.5 percent. The increase in revenues was predominately driven by continued improvements in our e-commerce platform and new sales collaborations, higher new client acquisitions and a significant increase in diversity recruitment initiatives by our clients.

During the three months ended September 30, 2021, Other revenues were approximately $258,000, compared to revenues of approximately $319,000 during the same period in the prior year, a decrease of approximately $61,000 or 19.1 percent. The decrease in revenues was primarily due a continued decrease in legacy membership retention rates and the continued effects of COVID-19 for the NAPW network of approximately $80,000. Partially offsetting the decrease was an increase in revenues of approximately $19,000 associated with RemoteMore for which there were no comparable revenues in the prior year.

	Nine Months Ended September 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$3,845	$2,180	$1,665	76.4%
Other	783	1,059	(276)	(26.1)%
Total revenues	$4,628	$3,239	$1,389	42.9%

During the nine months ended September, 2021, our PDN Network generated approximately $3,845,000 in revenues compared to approximately $2,180,000 in revenues during the nine months ended September 30, 2020, an increase of approximately $1,665,000 or 76.4 percent. The increase in revenues was predominately driven by continued improvements in our e-commerce platform and new sales collaborations, higher new client acquisitions and a significant increase in diversity recruitment initiatives by our clients

During the nine months ended September 30, 2021, Other revenues were approximately $783,000, compared to revenues of approximately $1,059,000 during the same period in the prior year, a decrease of approximately $276,000 or 26.1 percent. The decrease in revenues was primarily due a continued decrease in legacy membership retention rates and the continued effects of COVID- for the NAPW network of approximately $295,000. Partially offsetting the decrease was an increase in revenues of approximately $19,000 associated with RemoteMore for which there were no comparable revenues in the prior year. We believe that the membership services that we provide to our customers turned into a discretionary spending decision for our patrons during 2020 and continued throughout the first nine months of 2021. Many of the services that we provide, including all in-person events, were postponed as a result of the COVID-19 pandemic. Partially offsetting the decrease was an increase in revenues of approximately $19,000 associated with RemoteMore for which there were no comparable revenues in the prior year.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$347	$206	$141	68.4%
Sales and marketing	526	420	106	25.2%
General and administrative	873	1,562	(689)	(44.1)%
Depreciation and amortization	29	38	(9)	(23.7)%
Total pre-tax cost and expenses:	$1,775	$2,226	$(451)	(20.3)%

	Nine Months Ended September 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$868	$549	$319	58.1%
Sales and marketing	1,826	1,404	422	30.1%
General and administrative	3,303	5,297	(1,994)	(37.6)%
Depreciation and amortization	88	138	(50)	(36.2)%
Total pre-tax cost and expenses:	$6,085	$7,388	$(1,303)	(17.6)%

Cost of revenues: Cost of revenues during the three months ended September 30, 2021 was approximately $347,000, an increase of approximately $141,000, or 68.4 percent, from approximately $206,000 during the same period of the prior year, as a direct result of increased revenues of approximately $378,000, or 29.0 percent. Cost of revenues during the nine months ended September 30, 2021 was approximately $868,000, an increase of approximately $319,000, or 58.1 percent, from approximately $549,000 during the same period in the prior year, as a direct result of increased revenues of approximately $1,389,000, or 42.9 percent.

Sales and marketing expense: Sales and marketing expense during the three months ended September 30, 2021 was approximately $526,000, an increase of approximately $106,000, or 25.2 percent, from $420,000 during the same period in the prior year. Sales and marketing expense during the nine months ended September 30, 2021 was approximately $1,826,000, an increase of approximately $422,000, or 30.1 percent, from $1,404,000 during the same period in the prior year. The increase in the three and nine month periods are a result of sales and marketing costs driving the aforementioned increases in revenues.

General and administrative expense: General and administrative expenses decreased by approximately $689,000, or 44.1 percent, to approximately $873,000 during the three months ended September 30, 2021, as compared to the same period in the prior year. The decrease, as compared to the same period in the prior year, was primarily a result of reductions in professional services charges of approximately $645,000 payroll related costs of approximately $62,000, and bad debt charges of approximately $34,000, partially offset by expenses related to RemoteMore of approximately $53,000, for which there was no charges in the comparable period.

General and administrative expenses decreased by approximately $1,994,000, or 37.6 percent, to approximately 3,303,000 during the nine months ended September 30, 2021, as compared to the same period in the prior year. The decrease was primarily a result of a reduction in professional services charges of approximately $1,459,000, litigation settlement reserve of $450,000 recorded in the first quarter of 2020, partially offset by an increase in litigation settlement reserve of $75,000 in the second quarter of 2021, bad debt charges of approximately $82,000, stock-based compensation costs of approximately $73,000, bad debt charges of approximately $82,000, and payroll related costs of approximately $79,000, as compared to the same period in the prior year. Offsetting the decrease were expenses related to RemoteMore of approximately $53,000, for which there was no charges in the comparable period.

Depreciation and amortization expense: Depreciation and amortization expense during the three and nine months ended September 30, 2021 was approximately $29,000 and $88,000, compared to approximately $38,000 and $138,000 during the same periods in the prior year. The decreases were primarily attributable to assets and intangible assets reaching the end of their useful lives.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$732	670	62	9.3%
Other	460	277	183	66.1%
Corporate Overhead	583	1,279	(696)	(54.4)%
Total pre-tax costs and expenses:	$1,775	$2,226	$451	(20.3)%

	Nine Months Ended September 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$2,546	2,098	448	21.4%
Other	1,403	1,455	(52)	(3.6)%
Corporate Overhead	2,136	3,835	(1,699)	(44.3)%
Total pre-tax costs and expenses:	$6,085	$7,388	$(1,303)	(17.6)%

For the three months ended September 30, 2021, pre-tax costs and expenses related to Corporate Overhead decreased by approximately $696,000, or 54.4 percent, as compared to the same period in the prior year. The reduction is primarily as a result of a decrease in professional services of approximately $696,000 as compared to the same period in the prior year.

For the nine months ended September 30, 2021, pre-tax costs and expenses related to Corporate Overhead decreased by approximately $1,699,000, or 44.3 percent, as compared to the same period in the prior year. The reduction is primarily as a result of a decrease in professional services of approximately $1,376,000, litigation settlement reserve of $450,000 recorded in the first quarter of 2020 in the current period, and stock-based compensation costs of approximately $73,000, as compared to the same period in the prior year. Partially offsetting the reductions were employee related costs of approximately $74,000

For the three months ended September 30, 2021, pre-tax costs and expenses related to our PDN Network segment increased by approximately $62,000, or 9.3%, as compared to the same period in the prior year. The increase is primarily as a result of approximately $94,000 of costs and revenues and $46,000 of sales and marketing costs driving the aforementioned increased revenues, partially offset by a reduction of general and administrative and other costs of approximately $81,000, as compared to the same period in the prior year.

For the nine months ended September, 2021, pre-tax costs and expenses related to our PDN Network segment increased by approximately $448,000, or 21.4%, as compared to the same period in the prior year. The increase is primarily as a result of approximately $358,000 of sales and marketing costs and $225,000 of costs and revenues and driving increased revenues, partially offset by a reduction of general and administrative and other costs of approximately $112,000, as compared to the same period in the prior year.

For the three months ended September 30, 2021, pre-tax costs and expenses related to Other increased by approximately $183,000. The increase in the period is primarily related to approximately $60,000 of sales and marketing costs and $46,000 of costs and revenues due to increased advertising, promotions and member benefits in an effort to increase future revenues, general and administrative expenses of approximately $35,000, as well as expenses related to RemoteMore of approximately $53,000, for which there was no charges in the comparable period and approximately

For the nine months ended September 30, 2021, pre-tax costs and expenses related to Other decreased by approximately $52,000. The decrease in the period is primarily related to reductions in professional services of approximately $226,000 and salary related expenses of approximately $233,000, partially offset by a non-cash charge to litigation settlement reserve of $75,000 and expenses related to RemoteMore of approximately $53,000, for which there was no charges in the comparable period, and other operating costs.

Income Tax Benefit

	Three Months Ended September 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$(2)	$(14)	$12	(85.7)%

During the three months ended September 30, 2021 and 2020, we recorded income tax benefit for income tax of approximately $2,000 and $14,000, respectively. The decrease in income tax benefit during the current period was primarily due to an increase in discrete tax items associated with litigation settlement reserves and changes in the Company’s net operating losses.

	Nine Months Ended September 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(19)	$(32)	$13	(40.6)%

During the nine months ended September 30, 2021 and 2020, we recorded a benefit for income tax of approximately $19,000 and $32,000, respectively. The decrease in income tax benefit during the current period was primarily due to an increase in discrete tax items associated with litigation settlement reserves and changes in the Company’s net operating losses.

Net loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$687	308	379	122.9%
NAPW Network	(200)	43	(243)	(569.1)%
Corporate Overhead	(576)	(1,263)	688	(54.5)%
Consolidated net loss from continuing operations	$(88)	$(912)	$824	(90.4)%

	Nine Months Ended September 30,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,287	84	1,203	1432.1%
NAPW Network	(612)	(393)	(219)	55.7%
Corporate Overhead	(2,108)	(3,807)	1,699	(44.6)%
Consolidated net loss from continuing operations	$(1,434)	$(4,116)	$2,682	(65.2)%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the three months ended September 30, 2021, we incurred a net loss of approximately $88,000 from continuing operations, an increase of approximately $824,000 or 90.4 percent, compared to a net loss of approximately $912,000 during the three months ended September 30, 2020. During the nine months ended September 30, 2021, we incurred a net loss of approximately $1,434,000 from continuing operations, an increase of approximately $2,682,000 or 65.2 percent, compared to a net loss of approximately $4,116,000 during the same period in the prior year.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the statements of operation and comprehensive loss as loss from discontinued operations.

Operating Results of Discontinued Operations

The following table represents the components of gross operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$-	$-	$-	$-

Cost of Sales	10	4	30	19
Depreciation and amortization	-	-	-	2
Sales and marketing	-	-	-	82
General and administrative	7	27	37	50
Non-operating expense	(6)	(2)	5	(4)
Loss from discontinued operations before income tax	(11)	(29)	72	(157)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(11)	$(29)	$72	$(157)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$4,092	$2,118
Working capital (deficiency)	$1,019	$(1,156)

Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock. As of September 30, 2021, we had cash and cash equivalents of $4,092,473 compared to cash and cash equivalents of $2,117,569 at December 31, 2020. We had an accumulated deficit of $94,509,710 at September 30, 2021. During the nine months ended September 30, 2021, we generated a net loss from continuing operations of $1,433,612. For the nine months ended September 30, 2021 we used cash from continuing operations of approximately $1,159,745.

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

On July 9, 2021, we closed a registered direct offering, pursuant to which certain institutional accredited investors purchased 1,470,588 shares of the Company’s common stock, par value $0.01 per share, at a per share price equal to $1.70 for gross proceeds of $2,499,999.60.

On September 22, 2021, we entered into a stock purchase agreement with Cosmic Forward Limited, in which we sold 948,767 shares of its common stock at a price per share of $1.054 for gross proceeds of approximately $1,000,000.

In March 2021, we entered into a stock purchase agreement (“Stock Purchase Agreement”) to purchase a significant equity stake in RemoteMore USA Inc. (“RemoteMore”), a Delaware corporation. On September 20, 2021, we acquired 45.62% of the outstanding shares of RemoteMore USA (“RemoteMore”) stock, as well as certain assets, including contracts in place, certain domain names and other intellectual property. Based on the significant influence that our management has over the operations and guidance of RemoteMore, we have consolidated RemoteMore’s account balances in our condensed consolidated financial statements.

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

	Nine Months Ended September 30,
	2021	2020
Cash provided by (used in) continued operations	(in thousands)
Operating activities	$(1,160)	$(2,768)
Investing activities	(1,279)	(78)
Financing activities	4,445	4,928
Effect of exchange rate fluctuations on cash and cash equivalents	2	36
Cash provided by (used in) discontinued operations Operating activities	(33)	(66)
Net increase (decrease) in cash and cash equivalents	$1,975	$2,052

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2021 was approximately $1,160,000. We had a net loss from continuing operations of approximately $1,435,000 during the nine months ended September 30, 2021, which included a non-cash litigation settlement reserve of $75,000, stock based compensation expense of approximately $436,000, depreciation of amortization expense of $88,000 and amortization of right-of-use assets of $69,000, which was partially offset by deferred tax benefit of approximately $17,000. Changes in operating assets and liabilities used approximately $755,000 of cash during the nine months ended September 30, 2021, consisting primarily of decreases in accounts receivable, accounts payable, and accrued expenses, partially offset by increases in prepaid expenses and other current assets of approximately $104,000 and deferred revenues of approximately $102,000. We received $380,000 in cash as a result of a decrease in our Merchant Reserve.

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2020 was $2,768,000. We had a net loss from continuing operations of $4,116,000 during the nine months ended September 30, 2020, which included a non-cash litigation settlement reserve of $600,000, stock-based compensation expenses of $509,000 and depreciation and amortization expense of $138,000 and amortization of right-of-use assets of $93,000, which was partially offset by payments of lease obligations of $107,000. Changes in operating assets and liabilities provided $732,000 of cash during the nine months ended September 30, 2020, consisting primarily of a $518,000 increase in accrued expenses and a $262,000 increase in account receivable, which was partially offset by a $220,000 reduction in deferred revenue and $288,000 reduction in prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2021 was approximately $1,279,000, which predominately consisted of cash spent on the investment in RemoteMore of approximately $863,000, refundable deposits related to future investments of approximately $350,000, as well as investments in developed technology and computer equipment purchases.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2020 was $78,000, which consisted of investments in developed technology and computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2021 was approximately $4,445,000 which reflected proceeds from the sale of common stock.

Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2020 was $4,928,000, which reflected proceeds from the sale of common stock of $4,277,000 and $651,000 in proceeds received with respect to the Paycheck Protection Program loan.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined in Regulation S-K Item 303(a)(4).

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the condensed consolidated financial statements.

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

While our significant accounting policies are more fully described in Note 3 to our condensed consolidated financial statements included at the end of this Annual Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2021, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures; as is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We recognize that there are material weaknesses related to our internal controls. Therefore, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Quarterly Report. This includes ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Furthermore, to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Plan for Remediation of Material Weakness

During fiscal 2021, we continued our initiatives to improve and remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2020. Specifically:

●	We have expanded our corporate accounting staff and added qualified personnel with knowledge of U.S. GAAP;

●	continued updating of accounting policies and procedures;

●	implementation of a more robust accounting software technology to reduce the amount of manual processes which went live as of October 1, 2021; and

●	we continue to improve the financial reporting processes which included monthly and quarterly closing check-lists and monthly review of the financial reports by the Company’s Finance Department leadership.

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

Changes in Internal Control over Financial Reporting

During the first nine months of 2021, we continued to undertake certain initiatives to improve and remediate material weaknesses related to our internal control over financial reporting that were identified for the year ended December 31, 2020. Specifically, we continued to implement more effective financial reporting process and internal control procedures that included monthly and quarterly closing check-lists, updating of accounting policies and procedures, implementation of more robust accounting technologies, and monthly review of the financial reports by the Company’s Finance Department. We also continued improving GAAP training of internal staff and to utilize third-party consultants, when necessary, to assist in the review and preparation of complex accounting transaction and financial statement reports. There have been no other changes in our internal control over financial reporting during the nine months of 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NAPW (as leasee) is a defendant in a Nassau County (NY) Supreme Court case. TL Franklin Avenue Plaza LLC (as lessor) has sued and obtained a judgment against NAPW in the amount of $855,002. [NAPW Case index No. LT-000421/2018; NAPW’s former Garden City, NY, office.] NAPW has reserved for this judgment, including interest accrued.

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

On September 22, 2021, the Company entered into a stock purchase agreement with Cosmic Forward Limited, in which the Company sold 948,767 shares of its common stock at a price per share of $1.05 for gross proceeds of approximately $1,000,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: November 15, 2021	By:	/s/ Larry Aichler
	Name:	Larry Aichler
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

