Form 10-K
period 2021-12-31
Professional Diversity Network, Inc.
filed 2022-03-31
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $11,751,986 (based on a price per share of $1.61, the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 16,346,972 shares outstanding of the Registrant’s common stock as of March 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

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

ITEM 1 - BUSINESS

Overview

The Company is a dynamic operator of professional networks with a focus on diversity. We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinctly based on a wide array of criteria which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification. We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual, Transgender and Queer (LGBTQ+). Our goal is (i) to assist our registered users and members in their efforts to connect with like-minded individuals, identify career opportunities within the network and (ii) connect members with prospective employers while helping the employers address their workforce diversity needs. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and clients.

Environmental, Social and Governance

As a global developer and operator of online and in-person networks that provides access to networking, training, educational and employment opportunities for diverse individuals, Professional Diversity Network, Inc., is striving to be at the forefront of fostering supportive and inclusive cultures. We are committed to creating permanent, systemic changes that address social inequalities in our communities by providing avenues for employers and under-represented people to engage.

We are proud of our continued leadership in social stewardship. Our mission is to utilize the collective strength of our affiliate companies, members, partners and unique proprietary platform to increase diversity recruiting, networking and professional development for women, minorities, veterans, LGBTQ+ and disabled persons.

Through an online employee recruitment platform that leverages our affinity groups, we provide our employer clients a means to identify and acquire diverse talent and assist them with their efforts to diversify their talent pool and comply with the Equal Employment Opportunity Office of Federal Contract Compliance Program.

Inclusion and Diversity

We believe in maintaining a supportive and inclusive culture that values everyone’s talents, life experiences and backgrounds.

●	We are proud of the strength and diversity within our Board of Directors, comprised of 40% female directors and 60% of directors who are non-white as of December 31, 2021;
●	Two-thirds of our Audit Committee are female;
●	Our Senior Management team is comprised of 33% female and 33% non-white males; and
●	The following table depicts a breakdown of ethnicity of our full-time and part-time employees as of December 31, 2021:

Ethnicity	Female	Male	Total
Asian (not Hispanic or Latino)	5	1	6
Black or African American (not Hispanic or Latino)	3	1	4
Hispanic or Latino	1	6	7
White (not Hispanic or Latino)	11	9	20
Total	20	17	37

In response to mandates and recommendations from federal, state and local authorities, as well as decisions we have made to protect the health and safety of our employees with respect to the COVID-19 pandemic, in fiscal 2020 we temporarily closed our offices and had our employees work remotely. As authorities began updating mandates and recommendations, we adopted a hybrid model where employees worked from the office and remotely.

Our Strategy

We provide services for employers who want to hire diverse talent, to individuals seeking to network on a professional level and to job seekers who desire to improve their professional situation.

Our diversity recruitment business provides additional value for our other business segments by providing our registered users and members with access to employment opportunities at leading companies. We have focused our efforts on placing talent in IT, Finance, and similarly related fields. The core diversity recruitment business also includes executive placement services for leading companies seeking to hire diverse talent. This business line addresses a need for employers who want to secure leading diverse talent in management, senior management and executive capacities.

Our strategy encompasses the following key elements:

●	Grow and diversify our member and client base;
●	Improve branding and brand awareness;
●	Utilize social media to effectively engage with the community;
●	Maximize revenue through synergies among the segments;
●	Launch new products and services;
●	Streamline infrastructure to capture efficiency; and
●

Continue to expand in diversity recruitment by growing our core offerings of recruitment advertising, Office of Federal Contract Compliance Programs (OFCCP) compliance offerings and our new diversity placement services.

We remain interested in pursuing acquisition and/or development opportunities that would increase returns of capital to our shareholders, such as the recent purchase of a significant equity stake in RemoteMore USA, Inc. The timing, size, success and associated potential future capital commitments, are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. There can be no assurance that adequate debt and equity financing will be available on satisfactory terms.

Industry Overview

The diversity recruitment market is highly fragmented and is characterized by the following trends:

●	Regulatory Environment Favorable to Promoting Diversity in the Workplace. In August 2011, President Obama signed Executive Order 13583 to establish a coordinated government-wide initiative to promote diversity and inclusion in the federal workforce. This Executive Order requires companies considering contracting with the federal government to be prepared to demonstrate the diversity of their workforce. Certain companies that have federal contracts are subject to this Executive Order. In the public sector, the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandated that each of the eight U.S. financial agencies, including the Department of the Treasury, the Securities and Exchange Commission, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, and twelve Federal Reserve banks create Offices of Minority and Women Inclusion (“OMWI”) to be responsible for all agency matters relating to diversity in management, employment and business activities. The OMWI monitor diversity within their ranks as well as within the pool of contractors who provide goods and services to the government.

●	Growing Ethnic Diversity of the U.S. Population and Labor Force. Not surprisingly, diversity recruitment is increasingly becoming a common, if not standard, business practice by major employers. Multicultural groups are the fastest growing segment of the U.S. population. Hispanics, African-Americans, Asian-Americans, and all other multicultural groups were estimated by the U.S. Census Bureau to make up 42.2% of the U.S. population in 2020. According to the U.S. Census Bureau, 2020 National Projections, the multicultural population is expected to increase 89% between 2016 and 2060. In sheer numbers, Hispanic-Americans are expected to experience the most growth among diversity groups, growing from 18% of the total population in 2014 to 28% by 2060. African-American population is expected to increase from 13% in 2014 to 15% in 2060, and Asian-American population from 6% in 2014 to 9% in 2060. According to the Current Population Survey conducted by the Bureau of Census for the Bureau of Labor Statistics, of the 2021 annual average of approximately 153 million employees nationwide, approximately 47% were women and approximately 37% were Hispanic, African American or Asian American.

●	Demographic Trend Toward Women’s Career Advancement. According to the U.S. Bureau of Labor Statistics, the number of women in the labor force in 2019 was over 76 million and is expected to increase to 77.2 million by 2024. Women accounted for 51.8 percent of all workers employed in management, professional, and related occupations in 2019, somewhat more than their share of total employment (47.0 percent). The share of women in specific occupations within this large category varied. For example, 18.7 percent of software developers, 27.6 percent of chief executives, and 36.4 percent of lawyers were women, whereas 88.9 percent of registered nurses, 80.5 percent of elementary and middle school teachers, and 61.7 percent of accountants and auditors were women.

●	Rising Spending Power of Diverse Population. IPDN segments are focused on providing professional enhancement tools to diverse Americans including women. We believe diverse professionals are underserved and represents a very strong opportunity to enhance our shareholders value. Published by the Selig Center for Economic Growth, the report estimates the nation’s total buying power (defined as total income after taxes) reached $13.9 trillion in 2016 and grew to $17.5 trillion by 2020with minority groups making the fastest gains. For example, between 2010 and 2020, Asian American buying power grew by 111% to $1.3 trillion; the buying power for those of Hispanic ethnicity grew by 87% to $1.9 trillion, Native American buying power grew by 67% to $140 billion, and African American buying power grew by 61% to $1.6 trillion.

●	Increasing Socialization of the Internet. The Internet has revolutionized how information is created and communicated - a wealth of information is readily accessible by browsing the Internet anonymously. However, we believe the social aspect of the Internet is emerging as an increasingly powerful influence on our lives. While an individual’s interpersonal connections traditionally have not been visible to others, social and professional networking websites enable members to share, and thereby unlock, the value of their connections by making them visible. Today, personal connections and other information, such as online social and professional networking websites, are increasingly becoming a powerful tool for a growing population of users to connect with one another.

Our Solutions

We currently operate in three business segments comprised of: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups and (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization, and (iii) RemoteMore USA (“RemoteMore”) which provides companies with talented engineers to provide solutions to their software needs. In 2018, we started transacting new NAPW Network memberships under the International Association of Women (“IAW”) brand in the USA.

In 2021, our PDN Network, NAPW Network and RemoteMore business units represented approximately 79%, 16% and 5% of our revenues, respectively.

For financial information about our operating segments please see Note 15 of our Consolidated Financial Statements included in this Annual Report.

PDN Network

Recruitment Solutions. The PDN Network consists of several online professional job seeker communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent. We use the word “professional” to describe any person interested in the Company’s websites or career fairs presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. Leveraging the power of our affinity job seeker groups, these Professionals harness the Company’s relationships with employers and recruiters to help advance their careers. We operate these recruitment affinity groups within the following sectors: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ), and Students and Graduates seeking to transition from education to career. In addition, the Company also manages the job seeker websites and career fairs for prominent Diversity membership-based organizations including but not limited to NAACP, National Urban League, and Kappa Alpha Psi. Employers and recruiters benefit from the Company’s relationship with these organizations and allows them to access to a large pool of Diverse jobs seekers in a centralized manner.

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

We offer employers of all sizes seeking to diversify their employment ranks, and to third party recruiters (i) real-time solutions that deliver diverse talent, (ii) advertising and promotion of their job opportunities to our networks of diverse professionals and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity OFCCP, including those of state and local governments. Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values. We use sophisticated technology to deliver recruitment advertising using internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites. As of December 31, 2021, we had approximately 370 enterprise companies and 1,970 total customers utilizing our products and services.

Career Fairs. Through our events business, a part of our PDN Network business segment, we produce premier face-to-face and virtual recruiting events we call Professional Diversity Career Fairs. The Company’s diversity events help employers connect with a new marketplace of diverse professionals. Our events are the only events of their type endorsed by leading organizations such as the NAACP, National Urban League, Phi Beta Sigma and others. Participating employers range from Fortune 500 companies to federal, state and local agencies and from smaller employers to non-profit organizations, all of which seek a proactive approach to diversity recruiting. We also produce virtual and in-person career fairs as part of high-profile national events such as the NAACP National Convention, the Urban League National Conference and HBCU sorority and fraternity conferences. Since 2017 we host and produce virtual career fairs serving veterans, women and STEAM professionals.

PDNRecruits. We use matching and targeting technology to match members with our clients open jobs on a renewing month-to-month license basis, designed to provide the Company with increasing residual income as we add new clients and sell additional licenses. Though in its early stages, the PDN Recruits product is a significant step towards increasing online sales in a scalable and residual manner.

PDN Diversity Placement. As part of our robust suite of recruitment offerings for employers, the Company offers a contingent hiring solution. It is a pay-per-hire offering that charges a percentage of the first year’s annual salary plus bonus for candidates we source and they hire. We believe our superior brand positioning, large network of diverse talent and our vast employer relationships position us well for continued growth in this segment.

NAPW Network

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

We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at approximately 50 local chapters across the United States. In March 2020, due to the Covid-19 pandemic, all events shifted to a virtual format hosted on electronic platforms, such as Zoom. In October, 2021, NAPW launched a Global virtual chapter to expand audience outside of United States. PDN Network products and services are being deployed to provide enhanced value to the NAPW membership experience, which we believe will be an important component in increasing both the number of new memberships and renewals of existing memberships.

IAW Leadership Lab. In 2020, IAW launched the Leadership Lab platform as an enhancement to the NAPW eCoaching platform. IAW also offers virtual networking roundtable events throughout the month where members who are established experts in their field provide participants insight and tips on how to overcome career and business challenges. Hosted by NAPW’s President, our unique platform connects our members with professional life and career coaches from within the NAPW membership base. Through these events, members gain insight, guidance and inspiration to help them maximize their personal and professional potential. Topics include the Power of Intentionality - Turning Good Intentions Into Actions, The Power of Authentic Communication, and Confident Steps To Create a Thriving Life. The on-line events also include the opportunity for members to network with other participants in the live chat room. On average, these events have attracted approximately 200-300 registrants and –90 participants. Members are also able to access a recording of these events in the NAPW website.

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

RemoteMore USA

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. Companies are connected with reliable, cost-efficient, vetted developers, and empowers every developer to get a meaningful job regardless of their location.

Operations: Sales, Marketing and Customer Support

Sales and Marketing

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

We sell NAPW/IAW Network membership subscriptions offline through our NAPW/IAW Network sales force, which currently includes 2 sales professionals, all of whom sell initial membership services. We also support online membership subscriptions through online sales via our website. We developed a secure, work-from-home technology along with a training and supervision platform aimed at reducing the overhead costs, increasing per-representative profitability, and offering our sales professionals flexible working arrangements. All sales representatives are capable of selling upgraded memberships and ancillary products.

RemoteMore contracts with companies that are in need of customized software development and pairs them with developers from a database of developers. Services vary from simple software solutions to detailed programming where teams of developers work together.

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

Our Strengths

We believe the following elements give us a competitive advantage to accomplish our mission:

●	Dedicated Focus on Diverse Professionals. Our focus on providing career opportunities for diverse professionals differentiates us from other online job seeker websites, such as Indeed or ZipRecruiter. We provide a platform that allows employers to recruit and attract from a targeted pool of Diverse candidates rather than a pool of general market candidates. It provides employers unique advantages in terms of costs savings, time, and allows employers to advance their corporate DEI strategy. Additionally, our strategic partnerships with diversity based membership organizations such as TechLatino.org, Kappa Alpha Psi, etc., provide our clients enhanced access to specialized talent using the PDN platform.

●	Online and Offline Diversity Career Fair Services. The Company has a comprehensive and coordinated method of connecting diverse job seekers with companies seeking to hire diverse employees using Virtual and Brick and Mortar Career Fairs. The fairs allow us to connect with local employers, recruiters, and job seekers in specific cities across the U.S. Our Career Fair Services allow the Company to diversity its offerings and complement its online job board services

●	Platform That Harnesses the Power of Web Socialization. We believe that our membership base will continue to grow and that our platform will be an increasingly powerful tool that enables our members to leverage their connections and shared information for the collective benefit of all of the participants on our platform. We believe that we are the first online professional network to focus on the diversity recruitment sector.

●	Relationships with Strategic Partners. We consider our partner alliances to be a key value to our clients because it enables us to expand our job distribution and outreach efforts. We continue to expand our relationships with key strategic partners that we believe are valuable to our core clients. Websites for the PDN Network are hosted by Web Scribble, who provides hosting and customization for the Company’s job boards. Web Scribble also provides sales resources to help promote our PDN Network and our partners’ products. Our websites have backup and contingency plans in place in the event that an unexpected circumstance occurs.

●	Relationships with Professional Entities & Organizations. Our team has experience working with multicultural professional organizations. We partner with a number of leading minority professional organizations, including:

○	DisabledPersons.com;
○	HireVeterans.com
○	IT Diversity Careers
○	Greek Diversity
○	Kappa Alpha Psi
○	Phi Beta Sigma
○	Latinos in Information Science and Technology Association (LISTA)
○	Job Opportunities for Disabled American Veterans (JOFDAV)
○	Veterans Exchange
○	National Association for the Advancement of Colored People (NAACP)
○	The National Urban League
○	Ebony Magazine
○	Sigma Gamma Rho
○	Urban One

●	Customized Technology Platform. Our technology platform has been custom-designed and built to facilitate engagement, job searching, real-time job qualification and matching, and text-based communications.

We believe that the following elements give us a competitive advantage with respect to the NAPW Network:

●	Exclusive Focus on Professional Women. As a result of NAPW Network’s exclusive focus on professional women, we believe that through NAPW Network we provide a secure and less intimidating environment within which our members can successfully network and establish new and lasting business relationships.

●	Attractive Industry Demographic Trends. Favorable demographic trends regarding women’s participation in the labor force will further the growth in NAPW Network’s membership base and we have first-mover advantage with respect to generalized professional networking for women.

●	Large and diverse national membership base. We believe that NAPW Network is the largest women-only networking organization in the United States by number of members. The membership base of the NAPW Network is diverse in terms of ethnicity, age, income, experience, industry and occupation. It includes members from small and large corporations, as well as entrepreneurs and business owners. We believe the diversity of the NAPW Network membership base is a key component of its value.

●	Comprehensive Product and Service Offerings to Deliver Value to Members. We believe that our comprehensive product offerings provide women valuable tools to help them advance their careers and expand their businesses. Through networking opportunities online and at local chapter events in their communities, regional events and the NAPW Network national Networking Conference, discounts provided on seminars, webinars and educational certification courses, and opportunities to promote themselves and their businesses, NAPW members are provided the opportunities and tools for their professional development.

●	Member Acquisition and Recurring Cash Flow. We believe that NAPW Network’s direct marketing lead generation efforts, which utilize a combination of digital strategies, are among the most efficient in the industry as measured by our internal response and click-through rates. Additionally, in addition to an evolving eCommerce model, the company has been actively growing a member-to-member acquisition model as we strive to move to an organic growth model. We have implemented web -technologies to assist our members recruit colleagues and friends to the organization. Further, NAPW Network memberships renew annually, providing a valuable recurring stream of cash flow.

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

Competition

We face significant competition in all aspects of our business. Specifically, with respect to our members and our recruitment consumer advertising and marketing solutions, we compete with existing general market online professional networking websites, such as LinkedIn, Indeed, Zip Recruiter, and Monster Worldwide, Inc., as well as ethnic minority focused social networking websites, such as Diversityjobs.com, Workplacediversity.com, and other companies such as Facebook, Google, Microsoft and Twitter that are developing or could develop competing solutions. We also generally compete with online and offline enterprises, including newspapers, television and direct mail marketers that generate revenue from recruiters, advertisers and marketers, and professional organizations. With respect to our hiring solutions, we also compete with traditional online recruiting companies such as Career Builder, talent management companies such as Taleo, and traditional recruiting firms.

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

Seasonality

Our quarterly operating results are affected by the seasonality of employers’ businesses and hiring practices.

Employees

As of December 31, 2021, we had a total of 37 employees; 32 were full time employees in various U.S. locations. We also regularly engage independent contractors to perform various services. As of December 31, 2021, we engaged 3 independent contractors. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

Corporate History

We were incorporated in Illinois in October 2003 under the name of IH Acquisition, LLC and changed our name to iHispano.com LLC in February 2004. In 2007, we changed our business platform and implemented technology to become the operator of communities of professional networking sites for diverse professionals. In March 2012, we changed our name to Professional Diversity Network, LLC. In March 2013, we completed our initial public offering and converted from an Illinois LLC to a Delaware corporation. We acquired the NAPW Network in September 2014.

We commenced operations in China in March 2017. We established two entities in Hong Kong, PDN (Hong Kong) International Education Ltd and PDN (Hong Kong) International Education Information Co., Ltd in January 2017, and the Company established its China subsidiary, PDN (China) International Culture Development Co. Ltd in March 2017. On March 4, 2020, the Company’s Board of Directors approved a motion decided to discontinue all China operations. Accordingly, all historical operating results for the Company’s China operations are now reflected in loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. Please refer to Note 3 - Operating Results of Discontinued Operations for more details.

Our principal executive offices is located at 55 E. Monroe Street, Suite 2120, Chicago, Illinois, 60603 and our telephone number is (312) 614-0950. Our Corporate website address is www.ipdnusa.com. References to our website addressed in this report are provided as a convenience and do not constitute and should not be viewed as an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

ITEM 1A - RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock or other securities could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to Our Business and Financial Condition

We have incurred net losses, our liquidity has been significantly reduced and we could continue to incur losses and negative cash flow in the future.

We recorded a net loss from continuing operations of approximately $2.9 million for the year ended December 31, 2021 and $4.2 million for the year ended December 31, 2020. Our revenues increased from $4.5 million to $6.1 million during 2021, and our costs and expenses decreased from $9.3 million during the year ended December 31, 2020, to $9.0 million during the year ended December 31, 2021. In addition, we used $1.8 million in cash flow from continuing operations during the year ended December 31, 2021. Our independent registered public accounting firm has included in its audit report for the year ended December 31, 2021, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will need to continue to increase revenues and reduce our corporate operating expenses to achieve profitability and positive cash flow from operations. Despite our efforts, including our restructuring and cost-cutting program, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

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

Membership fees and related services from NAPW have declined in recent periods. In order to grow the NAPW Network, we must continually attract new members to the NAPW Network, sell additional product and service offerings to existing NAPW Network members and increase the level of renewals. Our ability to do so depends in large part on the success of our sales and marketing efforts. Unlike companies that provide more tangible products, the nature of our product and service offerings is such that members may decide to terminate or not renew their agreements because they do not see their cancellation as causing significant disruptions to their own businesses.

We must demonstrate to NAPW Network members that our product and service offerings provide them with access to an audience of influential, affluent and highly educated women. However, potential members may not be familiar with our product and service offerings or may prefer other more traditional products and services for their professional advancement and networking needs. The rate at which we expand the NAPW Network’s membership base or increase its members’ renewal rates may decline or fluctuate because of several factors, including the prices of product and service offerings, the prices of products and services offered by competitors or reductions in their professional advancement and networking spending levels due to macroeconomic or other factors and the efficacy and cost-effectiveness of our offerings. If we do not attract new members to the NAPW Network or if NAPW Network members do not renew their agreements for our product and service offerings, renew at lower levels or on less favorable terms or do not purchase additional offerings, our revenue from the segment may fall short of our projections.

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

Our business involves higher risks associated with remote work.

RemoteMore’s business heavily relies on remote working with its customers, which means many contractors will use their own personal devices and home networks to perform work tasks. This presents some of the largest risks to the worker and the business. Many personal devices lack the hardened nature of a corporate device and other security capabilities, such as encryption, auto-backups, authentication and security monitoring, and exposing our business to additional risk of cyber-attack. It would be more difficult to monitor contractor access to data, information sent and received online, and legitimacy of access.

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

Demand for our services is sensitive to changes in the level of economic activity. Many companies hire fewer employees when economic activity is slow. Following the financial crisis in 2008, and again following the development of the COVID-19 pandemic in 2020, unemployment in the U.S. increased and hiring activity was limited. Although the economy has begun to recover and unemployment in the U.S. has improved, if the economy does not continue to recover or worsens, or unemployment returns to high levels, demand for our services and our revenue may be reduced. In addition, lower demand for our services may lead to lower prices for our services. The volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy does not fully recover or worsens, our business, results of operations and financial condition could be materially and adversely affected.

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

We are subject to a variety of laws and regulations in the United States, including laws regarding data retention, privacy and consumer protection, which are continually evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. In addition, regulatory authorities are considering a number of legislative and regulatory proposals concerning data protection and other matters that may be applicable to our business. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject. See the discussion included in Part 1, Item 1. “Business—Government Regulation” in this Annual Report.

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

We are currently party to litigation and may be party to additional lawsuits in the normal course of business. Results of the litigation to which we are a party cannot be predicted with certainty and there can be no assurance that this litigation will be resolved in our favor. These matters are described in more detail under the heading “Legal Proceedings” in our periodic filings with the SEC. Litigation in general is often expensive and disruptive to normal business operations. We may face in the future allegations and lawsuits that we have infringed the intellectual property and other rights of third parties, including patents, privacy, trademarks, copyrights and other rights. Litigation, particularly intellectual property and class action matters, may be protracted and expensive, and the results are difficult to predict. Adverse outcomes may result in significant settlement costs or judgments, require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features.

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

We are highly dependent on our management and other key employees. The skills, knowledge and experience of our management team, are critical to the growth of our business. In particular, Mr. Adam He, our Chief Executive Officer, provides significant leadership in every aspect of our business operations and strategic direction. Mr. He is supported by a talented group of knowledgeable executives in business operations, sales and marketing, and information technology including Larry Aichler, our Chief Financial Officer, and Chad Hoersten, our Chief Technology Officer. Our future performance will be dependent upon the continued successful service of members of our management and key employees. We do not maintain life insurance for any of the members of our management team or other key personnel. Competition for management in our industry is intense, and although we have entered into employment agreements with certain members of our management team, we may not be able to retain our management and key personnel or attract and retain new management and key personnel in the future, which could materially and adversely affect our business, results of operations and financial condition.

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

Cosmic Forward Limited (“CFL”) beneficially owned approximately 32% of our common stock as of December 31, 2021. As a result of its ownership CFL is able to influence significantly all matters requiring approval by our stockholders, including the election of directors. In addition, our directors and executive officers and their affiliated entities, in the aggregate, beneficially own approximately 2.47% of our outstanding common stock as of December 31, 2021. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may affect the market price of our common stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and therefore will adversely affect liquidity in the trading of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering at a price of $64.00 per share, our stock price has ranged from $0.93 to $4.30 during the fiscal year of 2021. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The securities of technology companies, especially Internet companies, have experienced wide fluctuations subsequent to their initial public offerings, including trading at prices below the initial public offering prices. Factors that could affect the price of our common stock include risk factors described in this section. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular industries or companies. These market fluctuations may also have a material adverse effect on the market price of our common stock.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

The market price of our common stock could decline as a result of (i) substantial sales of our common stock, particularly sales by CFL and/or our directors, executive officers, employees, or other significant stockholders, (ii) a large number of shares of our common stock becoming available for sale, or (iii) the perception in the market that holders of a large number of shares intend to sell their shares. CFL has the right to require the Company to register the public resale under a registration statement filed with the SEC. The eventual resale of some or all of such shares, or the perception that such sale or sales could be imminent, could result in a material decline in the market value of our common stock. In addition, sales of securities under this registration statement, which provides for the issuance of shares of our common stock, preferred stock, rights, warrants, and units up to an aggregate amount of $25,000,000, may cause the market price of our stock to decline.

The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. Following amendments approved by the Company’s stockholders in June 2017, November 2018 and June 2021, the Company is now authorized to issue 1,500,000 shares under the amended 2013 Plan. For more information about our 2013 Equity Compensation Plan, please see Note 13 of our Condensed Consolidated Financial Statements included in this Annual Report.

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

These provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Finally, the substantial number of shares of common stock owned by CFL may make it more difficult for any third party to effect a change in control without CFL’s approval.

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

During 2021, we completed certain measures to remediate material weaknesses related to our internal control over financial reporting that had been identified as of December 31, 2020. Specifically, we (i) improved the use of relevant operating information to adequately develop accounting and financial information to serve as our basis for reliable financial reporting, (ii) hired experienced staff and utilized third party consultants to provide technical competencies necessary for the nature and complexity of the entity’s activities, and (iii) performed supporting analysis for each non-routine event or transaction that required management’s judgement and/or estimate.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We lease approximately 4,902 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on September 30, 2027. We also lease approximately 300 square feet of office space in Minnetonka, Minnesota for our Events division under a quarter-to-quarter lease.

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

ITEM 3 - LEGAL PROCEEDINGS

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued NAPW (Case index No. LT-000421/2018), with respect to NAPW’s former Garden City NY Premises. NAPW had surrendered the Premises to the Landlord, and the Landlord has obtained a judgment against NAPW in the amount of $855,002. NAPW has reserved for this judgment, including interest accrued.

The Company and its wholly owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. Plaintiffs are seeking monetary damages and equitable relief. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. In November 2020, both parties entered into mediation proceedings but a settlement was not reached. While the COVID-19 pandemic has caused delays to the litigation, it is expected that these delays will decrease as the disruption caused by the pandemic subsides.

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

	High	Low
Year Ended December 31, 2021
First Quarter	$4.30	$2.08
Second Quarter	$2.33	$1.39
Third Quarter	$2.12	$1.12
Fourth Quarter	$1.55	$0.93
Year Ended December 31, 2020
First Quarter (1)	$0.91	$0.91
Second Quarter (1)	$3.98	$0.91
Third Quarter	$3.20	$0.76
Fourth Quarter	$5.56	$0.91

(1) On November 26, 2019 through June 23, 2020, trading in our common stock was halted by NASDAQ. The closing price of our common stock on November 26, 2019 was $0.91 per share.

Holders

As of March 28, 2022, we had 40 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

None in the fourth quarter of fiscal 2021.

ITEM 6 - [RESERVED]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto in Item 8, “Financial Statements,” in Part II of this Annual Report. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read “Special Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements used in this Annual Report.

Overview

We are an operator of professional communities with a focus on diversity, employment, education and training. We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification. We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual, and Transgender (LGBTQ+).

We currently operate in three business segments. PDN Network, our primary business segment, includes online professional job seeking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups. Our secondary business segment consists of the NAPW Network, a women-only professional networking organization. Our third business segment consists of RemoteMore, which connects companies with reliable, cost-efficient developers with less effort and friction, and empowers software developers to get meaningful jobs regardless of their location.

We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers by:

●	Helping employers address their workforce diversity needs by connecting them with the right candidates from our diverse job seeking communities such as African Americans, Hispanics, Asians, Veterans, individuals with disabilities and members of the gay community (with the ability to roll out to our other affinities);
●	Providing a robust online and in-person network for our women members to make professional and personal connections; and
●	Connecting companies with reliable, cost-efficient developers to meet their software needs.

Sources of Revenue

We generate revenue from (i) paid membership subscriptions and related services, (ii) recruitment services, (iii) contracted software development, and (iv) consumer advertising and consumer marketing solutions. The following table sets forth our revenues from each significant product as a percentage of total revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2021	2020
Revenues:
Membership fees and related services	16.1%	30.3%
Recruitment services	76.2%	66.5%
Contracted software development	5.0%	-%
Consumer advertising and marketing solutions	2.7%	3.2%

Membership Fees and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” events which occur in a webcast setting as well as through in-person networking at approximately over a 100 local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time.

Recruitment Services. We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, contingent search and hiring, and career fairs. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services.

Contracted software Development. RemoteMore generates revenue by providing contracted programmers to assist customers with their software solutions through customized software development.

Consumer Advertising and Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites which offer their members or customers the ability to post recruitment advertising and job openings. We generate revenue from fees charged for those postings.

Cost of Revenue

Cost of revenue primarily consists of costs of producing job fair and other events, revenue sharing with partner organizations, costs of web hosting and operating our websites for the PDN Network. Costs of hosting member conferences and local chapter meetings are also included in the cost of revenue for NAPW Network. Costs of paying outside developers are included in the cost of revenue for RemoteMore.

	Year Ended December 31,
	2021	2020
Cost of revenues:
PDN Network	69.9%	95.7%
NAPW Network	11.3%	4.3%
RemoteMore	18.8%	-%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$985	$1,351	$(366)	(27.1)%
Recruitment services	4,647	2,962	1,685	56.9%
Contracted software development	303	-	303	100.0%
Consumer advertising and marketing solutions	164	144	20	13.9%
Total revenues	$6,099	$4,457	$1,642	36.8%

Total revenues increased approximately $1,642,000, or 36.8%, from $4,457,000 for the year ended December 31, 2020 to approximately $6,099,000 for the year ended December 31, 2021. The increase in revenues was primarily attributable to an approximately $ 1,685,000, or 56.9%, increase in recruitment service revenues from the PDN Network and to a lesser extent, approximately $302,000 related to contract revenue from RemoteMore for which there was no comparable activity in the prior year, partially offset by approximately $366,000, or 27.1%, decline in membership fees and related services related to the NAPW Network.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$4,810	$3,106	$1,704	54.9%
NAPW Network	986	1,351	(365)	(27.0)%
RemoteMore	303	-	303	100.0%
Total revenues	$6,099	$4,457	$1,642	36.8%

During the year ended December 31, 2021, our PDN Network generated approximately $4,810,000 in revenues compared to $3,106,000 in revenues during the year ended December 31, 2020, an increase of approximately$1,704,000 or 54.9%. The increase in revenues was primarily due to new sales collaborations, higher new client acquisitions and a significant increase in diversity recruitment initiatives by our clients resulting in approximately a $1,406,000 increase in corporate sales over the same period in the prior year. Also contributing to the increase was continued improvements in our e-commerce platform resulting in an approximate $239,000 increase over the same period in the prior year. Event and partner sales revenue combined for an increase of approximately $56,000 over the same period in the prior year.

During the year ended December 31, 2021, NAPW Network revenues were approximately $986,000, compared to revenues of $1,351,000 during the year ended December 31, 2020, a decrease of approximately $365,000 or 27.0%. The decrease in revenues was primarily due to an approximate $372,000 decrease in legacy membership and the continued effects of COVID-19 causing new membership enrollment to decline throughout 2021, as compared to the same period in the prior year. Retention rates for new members that have enrolled in 2021 has increased as compared to the same period in prior year. We believe that the membership services that we provide to our customers turned into a discretionary spending item during 2021 and the services that we provide were postponed by the consumer as a result of the financial and economic impact of COVID-19.

During the year ended December 31, 2021, RemoteMore revenue was approximately $302,000, for which there was no comparable revenue in the prior year.

Costs and Expenses

The following tables set forth our costs and expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$1,524	$787	$737	93.6%
Sales and marketing	2,457	1,915	542	28.3%
General and administrative	4,623	6,429	(1,806)	(28.1)%
Depreciation and amortization	385	170	215	126.5%
Total cost and expenses:	$8,989	$9,301	$(312)	(3.4)%

Total costs and expenses decreased for the year ended December 31, 2021 to approximately $8,989,000 compared to $9,301,000 for the year ended December 31, 2020. The approximate $312,000, or 3.4%, decrease in costs and expenses was primarily attributable to the following:

●	The increase in cost of revenues of approximately $737,000, as compared to the prior year, is predominately a result of an increase of approximately $272,000 of costs directly related to driving increased revenues, contractor costs of approximately, $287,000 related to RemoteMore, for which there were no comparable costs in the prior year, and approximately $177,000 related to payroll related costs.
●	The increase in sales and marketing of approximately $542,000, as compared to the prior year, is a result of increases in marketing and advertising costs of approximately $200,000, payroll related costs of approximately $183,000, employee and member commissions of approximately $87,000 and agency commissions of approximately $48,000.
●	The decrease in general and administrative expenses of approximately $1,806,000, as compared to the prior year, is predominately associated with decreased litigation settlement costs of approximately $1,821,000. Also contributing to the decrease were reductions of insurance costs of approximately $152,000, bad debt expense of approximately $44,000, and property rent costs of approximately $109,000. Partially offsetting the general and administrative expense decrease were increases of approximately $104,000 in miscellaneous state taxes, approximately $73,000 in payroll related costs, and approximately $114,000 in other related costs.
●	The increase in depreciation and amortization of approximately $215,000, as compared to the prior year, is predominately due to $270,000 of amortization related to RemoteMore, for which there is no comparable activity in 2020. Partially offsetting the increase was a reduction in amortization related to capitalized technology of approximately $41,000.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$3,741	$2,908	$833	28.6%
NAPW Network	1,835	1,894	(59)	(3.1)%
RemoteMore	655	-	655	100.0%
Corporate Overhead	2,758	4,499	(1,741)	(38.7)%
Total cost and expenses:	$8,989	$9,301	$(312)	(3.4)%

Costs and expenses related to our PDN Network increased approximately $833,000 or 28.6%, during the year ended December 31, 2021, as compared to the prior year, primarily due to increases of approximately $463,000 in payroll related costs, $253,000 related to sales and marketing expenses, $141,000 related to employee and agency commissions, $77,000 related to revenue sharing, $76,000 related to legal expenses and $61,000 related to the use of third-party software. Partially offsetting the period-to-period increase were reimbursed expenses from NAPW of approximately $113,000, and reductions of bad debt expense of approximately $49,000 and property rent expenses of $109,000.

Costs and expenses related to the NAPW Network decreased approximately $59,000, or 3.1%, in Other during the year ended December 31 2021, as compared to the prior year. The decrease was predominately related to a decrease in payroll related costs of approximately $251,000 due to restructuring of the sales force, and litigation and settlement costs of approximately $49,000. Partially offsetting the decrease were increases in sales related costs incurred to drive revenues of approximately $137,000 and reimbursed expenses to PDN of approximately $113,000.

Cost and expenses related to RemoteMore was approximately $655,000 in 2021 consisting of contractor costs of approximately $287,000, amortization of intangibles of approximately $270,000, and other operating costs of approximately $98,000. There were no comparable costs in the prior year.

Corporate overhead expenses decreased approximately $1,741,000 or 38.7% during the year December 31, 2021, as compared to the prior year, primarily as a result of a decrease of approximately $1,217,000 in litigation settlement reserves, $645,000 in reduced legal fees and approximately $170,000 in reduced insurance costs, which was partially offset by approximately $210,000 in increased administrative salaries and benefits expense and an increase of $104,000 in state taxes, as compared to the prior year.

Other Income (Expenses)

Other income for the year ended December 31, 2021 was approximately $8,000, compared to other income of approximately $652,000 during the year ended December 31, 2020. The decrease in other income during the current year was primarily due to the Paycheck Protection Program (“PPP”) loan forgiveness we received from the Small Business Administration (“SBA”) in the fourth quarter of 2020, of which we received total proceeds of $651,077 from the SBA. There was no comparable transaction in 2021.

Income Tax Benefit

	Year Ended December 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(22)	$(35)	$13	37.1%

During the years ended December 31, 2021, and 2020, we recorded a benefit for income tax of $22,000 and $35,000. The decrease in income tax benefit during the current period was primarily due to a reduction in our deferred tax liabilities in the current year.

Discontinued Operations

In March 2020, our Board of Directors decided to suspend all operations in China. The results for operations of China are presented in the consolidated statements of operation and comprehensive loss as loss from discontinued operations.

The following table presents results from discontinued operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenues	$-	$-

Cost of Sales	43	13
Depreciation and amortization	-	-
Sales and marketing	-	3
General and administrative	47	170
Non-operating (expense) income	(1)	(8)
Loss from discontinued operations before income tax	(89)	(194)
Income tax expense	-	-
Net loss from discontinued operations	$(89)	$(194)

Net loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended December 31,		Change	Change
	2021	2020	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,066	$841	$225	26.8%
NAPW Network	(840)	(539)	(301)	(55.9)%
RemoteMore	(354)	-	(354)	(100.0)%
Corporate Overhead	(2,733)	(4,460)	1,727	38.7%
Consolidated net loss from continuing operations	$(2,861)	$(4,158)	$1,297	31.2%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the year ended December 31, 2021, we incurred a net loss of approximately $2,861,000 from continuing operations, a decrease of approximately $1,297,000 or 31.2% from a net loss of $4,158,000 for the year ended December 31, 2020.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the years ended December 31, 2021 and 2020, the most directly comparable GAAP measure as reported in the consolidated financial statements:

	Years Ended December 31,
	2021	2020
	(in thousands)
Loss from Continuing Operations	$(2,861)	$(4,158)
Share-based compensation	634	620
Litigation settlement reserve	175	1,475
Loss attributable to noncontrolling interest	193	-
Depreciation and amortization	385	170
Other income (expense)	(8)	(652)
Income tax benefit	(22)	(35)
Adjusted EBITDA	$(1,504)	$(2,580)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$3,403	$2,118
Working capital (deficiency)	$418	$(1,156)

As of December 31, 2021, we had cash and cash equivalents of $3,403,000 compared to cash and cash equivalents of $2,118,000 at December 31, 2020. Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock. As of December 31, 2021, we had a working capital of approximately $418,000, compared to a working capital deficit of approximately $1,156,000 as of December 31, 2020. We had an accumulated deficit of approximately $95,780,000 at December 31, 2021. During the years ended December 31, 2021 and 2020, we generated a net loss from continuing operations of approximately $2,861,000 and $4,158,000 and used cash from continuing operations of approximately $1,841,000 and $3,337,000.

During 2021, we continued our focus on cost cutting initiatives on improving our overall profitability and shareholder value through new sales and marking initiatives and through business collaborations. However, we have continued to generate negative cash flows from operations, and we expect to incur net losses for the short-term foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan of increased sales and market share through the generation of organic growth in revenues from our existing operating segments, raise capital, and make strategic acquisitions. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In January 2021, the Company issued 150,000 shares of the Company’s common stock to White Winston as a result of a settlement agreement.

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

In March 2021, we entered into a stock purchase agreement (“Stock Purchase Agreement”) to purchase a significant equity stake in RemoteMore USA Inc. (“RemoteMore”), a Delaware corporation. On September 20, 2021, we acquired 45.62% of the outstanding shares of RemoteMore USA (“RemoteMore”) stock, as well as certain assets, including contracts in place, certain domain names and other intellectual property. Based on the significant influence that our management has over the operations and guidance of RemoteMore, we have consolidated RemoteMore’s account balances and operations in our condensed consolidated financial statements.

On January 31, 2022, the Company announced its Board of Directors had approved the repurchase of up to $2 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan of the Securities Exchange Act of 1934, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time in the Company’s sole discretion. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. Through March 28, 2022, the Company repurchased 127,326 shares at an average share price of $0.97 for total purchase price of $127,300.

While we believe that our cash and cash equivalents of $3,402,697, at December 31, 2021, and cash flow from operations may be sufficient to meet our working capital requirements for the next twelve months, beyond that time frame our available funds and cash flow from operations may not be sufficient to meet our working capital requirements without the need to increase revenues or raise capital by the issuance of common stock. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances similar to COVID-19 will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash (used in) provided by continued operations
Operating activities	$(1,841)	$(3,337)
Investing activities	(1,288)	(65)
Financing activities	4,445	4,928
Effect of exchange rate fluctuations on cash and cash equivalents	2	157
Cash (used in) provided by discontinued operations
Operating activities	(33)	(199)
Investing activities	-	-
Financing activities	-	-
Net increase in cash and cash equivalents	$1,285	$1,484

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the year ended December 31, 2021 was $1,841,000. We had a net loss from continuing operations of $2,861,000 during the year ended December 31, 2021, which included $175,000 in litigation settlement reserves, share-based compensation expense of $634,000 and depreciation and amortization expense of $385,000, predominately due to amortization of intangible assets related to the acquisition of RemoteMore, reduction of our merchant reserve of $380,000 and amortization of right-of-use assets of $66,000. Changes in operating assets and liabilities used approximately $599,000 of cash during the year ended December 31, 2021, consisting primarily of a $482,000 decrease in accounts payable, a $384,000 decrease in accounts receivable and a $96,000 decrease in prepaid expenses, which was partially offset by a $77,000 increase in accrued liabilities and a $249,000 increase in deferred revenues.

Net cash used in operating activities from continuing operations for the year ended December 31, 2020 was $3,337,000. We had a net loss of $4,158,000 in 2020, which included a non-cash PPP loan forgiveness of $651,077, $350,000 in litigation settlements to be paid during the first quarter of 2021, share-based compensation expense of $620,000 and depreciation and amortization expense of $170,000 and amortization of right-of-use assets of $116,000, which was partially offset by payments of lease obligations of $107,000. Changes in operating assets and liabilities used $771,000 of cash during the year ended December 31, 2020, consisting primarily of a $834,000 decrease in accounts payable, a $285,000 decrease in accounts receivable and a $114,000 decrease in prepaid expenses, which was partially offset by a $264,000 increase in accrued liabilities and a $202,000 increase in deferred revenues.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2021 was approximately $1,288,000, which consisted primarily of our investment of RemoteMore of $863,000, $350,000 related to investment deposits, $50,000 in costs associated with internally developed technology and $25,000 associated with the purchases of computer equipment. During the year ended December 31, 2020, net cash used in investing activities from continuing operations was $65,000 and consisted of investment deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the year ended December 31, 2021 was approximately $4,445,000, which reflected proceeds from the sale of common stock as described above.

Net cash provided by financing activities from continuing operations during the year ended December 31, 2020 was approximately $4,928,000, consisting of $4,277,000 in gross proceeds from the sale of our common stock and $651,077 from a short-term PPP loan.

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

Consumer marketing and consumer advertising revenue is recognized either based upon a fixed fee for revenue sharing agreements in which payment is required at the time of posting or billed based upon the number of impressions (the number of times an advertisement is displayed) recorded on the websites as specified in the customer agreement.

Revenue generated from NAPW Network membership subscriptions is recognized ratably over the 12-month membership period, although members pay their annual fees at the commencement of the membership period. We also offer a monthly membership for which we collect fees on a monthly basis and we recognize revenue in the same month as the fees are collected. Revenue from related membership services is derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements. Fees related to these services are recognized as revenue at the time the on-line profile is complete and press release is distributed.

Revenues generated from RemoteMore consist of contracts entered into to provide customers with software solutions and are recognized in the month work is performed.

Revenue Concentration

We, in alliance with another company, partners to sell two recruitment services products. This alliance member builds, hosts, and manages our job boards and website. This alliance member also bills customers, collects fees, and provides customer services. We derive 25% of our recruitment services revenue from this alliance relationship.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are included on pages F-1 through F-26 of this Annual Report. See Item 15(a)(l) for a listing of financial statements provided.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on December 31, 2021, and during the period prior to and including the date of this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal executive officer), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable assurance that our financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP), and include those policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2021. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our internal controls over financial reporting were effective as of the end of the period covered in this Annual Report on Form 10-K.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Prior Period Material Weakness in Internal Control Over Financial Reporting

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

●	Management had not implemented policies and procedures to recognize revenue equal to the amount allocated from revenue sharing arrangements with partners. Specifically, invoices of such arrangements are not agreed to approved price list before recording and related write-offs and credit memos for payments to be received are not reviewed or approved by management.

●	The Company did not have accounting policies and procedures to specify the correct treatment for estimating the allowance for doubtful accounts and bad debt expense of recruitment services. Specifically, a supporting analysis was not prepared for estimating the allowance for doubtful accounts and bad debt expense. Delinquent accounts receivable were not reviewed.

●	Accounting procedures were not sufficiently formal that management could determine whether the control objective was met, documentation supporting the procedures was in place, and personnel routinely knew the procedures that needed to be performed. Specifically, data from foreign subsidiaries underlying financial statements was not captured completely, accurately, and timely, in accordance with the entity’s policies and procedure

Remediation of Material Weakness

During fiscal 2021, we continued our initiatives to improve and remediate material weaknesses related to our internal control over financial reporting for the period ended December 31, 2020. Specifically:

●	We expanded our corporate accounting staff and added qualified personnel with knowledge of U.S. GAAP,

●	We engaged an outside consultant to assist the Company on internal control issues, including appropriate documentation for policies and procedures;

●	We improved financial reporting processes that strengthened monthly and quarterly closing processes and monthly review of the financial reports by the Company’s Finance Department leadership.

The actions described above, in addition to others implemented throughout fiscal 2021, resulted in remediation of the material weakness reported as of December 31, 2020 and created improvements in controls and strengthened the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2021, we enhanced the overall internal control structure by implementing additional review and approval policies and procedures within our operations as noted above. There have been no other changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Business Conduct and Ethics below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” “Executive Officers” and “Other Matters—Delinquent Section 16(a) Reports” in our definitive Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders (our “2022 Proxy Statement”).

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

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers and Executive Compensation” in our definitive Proxy Statement to be filed in connection with our 2022 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in our definitive Proxy Statement to be filed in connection with our 2022 Proxy Statement.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders (1)	225,650	$4.52	964,156
Equity compensation plans not approved by our shareholders	-	-	-
Total	225,650	$4.52	964,156

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Ciro E. Adams, CPA, LLC, Wilmington, Delaware (Auditor Firm ID No. 5938). The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2021 Proxy Statement.

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

3. Exhibits

The exhibits listed on the Index to Exhibits (pages 41 through 42) are filed as part of this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger among the Company, NAPW Merger Sub, Inc., NAPW, Inc. and Matthew B. Proman, dated as of July 11, 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2014).
2.2	Stock Purchase Agreement, dated as of August 12, 2016, by and between Professional Diversity Network, Inc. and Cosmic Forward Limited, including as Exhibit A the form of Stockholders’ Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016).
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through October 17, 2016 (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed with the SEC on October 18, 2021).
3.2	Second Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
4.1	Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013).
4.2	Form of Underwriters’ Warrant (incorporated herein by reference to Exhibit 1.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013).
10.1	Stockholders’ Agreement, dated as of November 7, 2016, by and among Professional Diversity Network, Inc., Cosmic Forward Limited, Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Nan Kou (incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
10.2#	Amended and Restated Professional Diversity Network, Inc. 2013 Equity Compensation Plan (incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 30, 2021).
10.3	Form of Securities Purchase Agreement entered into with accredited investors dated July 6, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8. 2021).
10.4*#	Employment Agreement between the Company and Adam He, dated as of June 25, 2020.
10.5#	Employment Agreement between the Company and Larry Aichler, dated as of August 26, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2021).
21*	List of Subsidiaries of the Company
23.1*	Consent of Ciro E. Adams, CPA, LLC.
24	Powers of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

#	Denotes a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ Xin (Adam) He
Name:	Xin (Adam) He
Title:	Chief Executive Officer (Principal Executive Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Professional Diversity Network, Inc.

Chicago, IL 60603-5713

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Professional Diversity Network, Inc., (the Company), as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Auditing the Company’s accounting for revenue from recruitment services was challenging due to sales from revenue sharing agreements are estimated by management at time of service. Specifically, sale amounts are not verified by the Company until cash is received, which may occur in subsequent periods. Such delayed verification has led to write-offs and credit memos to adjust to actual sales.

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

Accounting policies and procedures specify the correct treatment for estimating the allowance for doubtful accounts and bad debt expense. However, the methodology of alternative accounting treatments for estimating the allowance for doubtful accounts and bad debt expense was subjected to significant judgment and the potential for bias by management to determine the amount.

How We Addressed the Matter in Our Audit

We obtained an understanding of internal controls over the Company’s accounting for an allowance for doubtful accounts. To test the Company’s allowance for doubtful accounts, we performed substantive audit procedures that included, among others, selected accounts to confirm and reviewed reconciliations of differences reported on confirmation replies, testing subsequent collections posted to the aged trial balance by examining supporting documents (deposit slips and remittance advices) and matching cash receipts to specific invoices.

Wilmington, DE 19806-1004

March 31, 2022

We have served as the Company’s auditor since 2018.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

Current Assets:
Cash and cash equivalents	$3,402,697	$2,117,569
Accounts receivable, net	1,389,112	1,005,482
Other receivables	350,000	-
Incremental direct costs	-	36,212
Prepaid expense and other current assets	450,784	355,260
Current assets from discontinued operations	4,600	6,898
Total current assets	5,597,193	3,521,421

Property and equipment, net	29,040	10,382
Capitalized technology, net	43,038	25,867
Goodwill	1,274,785	339,451
Intangible assets, net	968,281	376,178
Right-of-use assets	427,652	487,677
Merchant reserve	380,849	760,849
Security deposits	66,340	66,340
Long-term assets from discontinued operations	197,595	3,085,178
Total assets	$8,984,773	$8,673,343

Current Liabilities:
Accounts payable	$248,595	$728,379
Accrued expenses	1,878,415	1,626,164
Deferred revenue	2,149,885	1,901,129
Stock to be issued	400,000	-
Lease liability, current portion	81,825	46,526
Current liabilities from discontinued operations	420,850	375,276
Total current liabilities	5,179,570	4,677,474

Lease liability, non-current portion	434,938	463,998
Other long-term liabilities	100,000	-
Deferred tax liability	162,360	186,039
Total liabilities	5,876,868	5,327,511

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 16,068,300 shares and 12,820,891 shares issued as of December 31, 2021 and 2020, and 16,067,252 and 12,819,843 shares outstanding as of December 31, 2021 and 2020	160,673	128,198
Additional paid in capital	98,440,172	95,985,080
Accumulated other comprehensive income	6,565	292,506
Accumulated deficit	(95,779,817)	(93,022,835)
Treasury stock, at cost; 1,048 shares at December 31, 2021 and 2020	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	2,790,476	3,345,832
Non-controlling interest	317,429	-
Total stockholders’ equity	3,107,905	3,345,832
Total liabilities and stockholders’ equity	$8,984,773	$8,673,343

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2021	2020
Revenues:
Membership fees and related services	$985,446	$1,350,527
Recruitment services	4,646,786	2,962,275
Contracted software development	302,882	-
Consumer advertising and marketing solutions	163,485	143,934
Total revenues	6,098,599	4,456,736

Costs and expenses:
Cost of revenues	1,523,800	787,184
Sales and marketing	2,457,019	1,915,422
General and administrative	4,623,083	6,429,445
Depreciation and amortization	385,161	169,902
Total costs and expenses	8,989,063	9,301,953

Loss from continuing operations	(2,890,464)	(4,845,217)

Other income (expense)
PPP loan forgiveness	-	651,077
Interest income	8,245	-
Other income (expense), net	(246)	963
Other income (expense), net	7,999	652,040

Loss before income tax benefit	(2,882,465)	(4,193,177)
Income tax benefit	(21,540)	(35,215)
Loss from continuing operations, net of tax	(2,860,925)	(4,157,962)
Loss from discontinued operations	(88,813)	(193,613)
Net loss including non-controlling interests	$(2,949,738)	$(4,351,575)
Net loss attributable to non-controlling interests	192,755	-
Net loss attributable to Professional Diversity Network, Inc.	(2,756,983)	(4,351,575)

Other comprehensive loss:
Net loss	$(2,756,983)	$(4,351,575)
Foreign currency translation adjustment	(285,941)	248,264
Comprehensive loss:	$(3,042,924)	$(4,103,311)

Basic and diluted loss per share:
Continuing operations	$(0.19)	$(0.37)
Discontinued operations	$(0.01)	$(0.02)
Net loss	$(0.20)	$(0.39)

Weighted average outstanding shares used in computing net loss per common share:
Basic and diluted	14,443,478	11,276,228

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated	Non-
	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Other Comprehensive	controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 31, 2020	8,928,611	$89,286	$91,126,784	$(88,671,260)	1,048	$(37,117)	$44,242	$-	$2,551,935
Issuance of common stock	3,891,232	38,912	4,237,915	-	-	-	-	-	4,276,827
Share-based compensation	-	-	620,381	-	-	-	-	-	620,381
Translation adjustments	-	-	-	-	-	-	248,264	-	248,264
Net loss	-	-	-	(4,351,575)	-	-	-	-	(4,351,575)
Balance at December 31, 2020	12,819,843	$128,198	$95,985,080	$(93,022,835)	1,048	$(37,117)	$292,506	$-	$3,345,832
Issuance of common stock	3,069,355	30,694	4,414,257	-	-	-	-		4,444,951
Share-based compensation	182,875	1,829	632,511	-	-	-	-		634,340
Common stock cancellations	(4,821)	(48)	48	-	-	-	-		-
Adjustment from discontinued operations	-	-	(2,591,724)	-	-	-	-		(2,591,724)
Noncontrolling interest in subsidiary	-	-	-	-		-		510,184	510,184
Translation adjustments	-	-	-	-	-	-	(285,941)		(285,941)
Net loss	-	-	-	(2,756,983)	-	-	-	(192,755)	(2,949,738)
Balance at December 31, 2021	16,067,252	$160,673	$98,440,172	$(95,779,818)	1,048	$(37,117)	$6,565	$317,429	$3,107,905

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Loss from continuing operations	$(2,860,925)	$(4,157,962)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
PPP loan forgiveness	-	(651,077)
Depreciation and amortization	385,161	169,903
Deferred tax benefit	(21,540)	(35,215)
Amortization of right-of-use asset	66,264	116,098
Accretion of lease liability	-	2,318
Share-based compensation expense	634,339	620,381
Litigation settlement reserve	175,000	1,474,922
Reduction of merchant reserve	380,000	-
Write-off of property and equipment	-	1,232
Payment of lease obligations	-	(107,401)
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(383,630)	(284,732)
Prepaid expenses and other current assets	(95,524)	(114,497)
Incremental direct costs	36,212	(2,954)
Accounts payable	(481,920)	(834,259)
Accrued expenses	77,252	263,574
Deferred revenue	248,756	202,128
Net cash used in operating activities - continuing operations	(1,840,555)	(3,337,541)
Net cash used in operating activities - discontinued operations	(33,445)	(198,535)
Net cash used in operating activities	(1,874,000)	(3,536,076)

Cash flows from investing activities:
Costs incurred to develop technology	(49,970)	(3,700)
Purchases of property and equipment	(24,940)	(10,404)
Payment of security deposit	(350,000)	(51,307)
Acquisition of equity interest in RemoteMore USA, Inc.	(863,333)	-
Net cash used in investing activities - continuing operations	(1,288,243)	(65,411)
Net cash provided by investing activities - discontinued operations	-	-
Net cash provided used in investing activities	(1,288,243)	(65,411)

Cash flows from financing activities:
Proceeds from the sale of common stock	4,444,951	4,276,827
Proceeds from short-term loan	-	651,077
Net cash provided by financing activities - continuing operations	4,444,951	4,927,904
Net cash provided by financing actvities - discontinued operations	-	-
Net cash provided by financing activities	4,444,951	4,927,904

Effect of exchange rate fluctuations on cash and cash equivalents	2,420	157,537
Net increase in cash and cash equivalents	1,285,128	1,483,954
Cash, cash equivalents, beginning of period	2,117,569	633,615
Cash and cash equivalents, end of period	3,402,697	2,117,569

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$2,558	$-
Cash paid for interest	$-	$-
Supplemental disclosures of non cash flow information:
PPP loan forgiveness	$-	$651,077

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ+), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business.

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

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. Companies are connected with reliable, cost-efficient, vetted developers, and empowers every developer to get a meaningful job regardless of their location.

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

2. Going Concern and Management’s Plans

At December 31, 2021, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the twelve months ended December 31, 2021.

The Company had an accumulated deficit of ($95,779,817) at December 31, 2021. During the year ended December 31, 2021, the Company generated a net loss from continuing operations of approximately ($2,861,000) and used cash in continuing operations during the twelve months ended December 31, 2021, of approximately $1,841,000. At December 31, 2021, the Company had a cash balance of $3,402,697. Total revenues during the year ended December 31, 2021, were approximately $6,099,000 compared to total revenues of approximately $4,457,000 during the year ended December 31, 2020. The Company had a working capital from continuing operations of approximately $418,000 and a working capital deficit from continuing operations of approximately ($1,156,000) at December 31, 2021 and 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial information contained herein does not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flows from operations may be sufficient to meet our working capital requirements for the next twelve months, however, in order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, raise capital through the issuance of common stock, or through a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources or impact plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be negotiable on acceptable terms.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and those subsidiaries where less than 50 percent is owned but consolidation is required. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents - The Company considers cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021 and 2020, the allowance for doubtful accounts was $247,190 and $156,927.

Other Receivables – Other receivables represents amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2021 the balance in other receivables as reported on the consolidated balance sheet was deemed collectible. There was no comparable transaction in fiscal 2020.

Incremental Direct Costs - Incremental direct costs incurred in connection with enrolling members in the NAPW Network consist of sales commissions paid to the Company’s direct sales agents. Incremental direct costs associated with the PDN Network consists of commissions paid to third-party agencies. Total incremental direct costs related to the NAPW and PDN Network during the years ended December 31, 2021 and 2020 was $149,000 and $107,000.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense for the years ended December 31, 2021 and 2020 was $6,281 and $19,978, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

Business Combinations - ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the interim financial information. (See Note 4 – Business Combinations.)

Goodwill and Intangible Assets - The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. (See Note 4 – Business Combinations and Note 7 – Intangible Assets.)

Goodwill is tested for impairment at the reporting unit level on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test.

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

Membership Fees and Related Services

Membership fees are collected up-front and member benefits become available immediately; however, those benefits must remain available over the 12-month membership period. At the time of enrollment, membership fees are recorded as deferred revenue and are recognized as revenue ratably over the 12-month membership period. Members who are enrolled in this plan may cancel their membership in the program at any time and receive a partial refund (amount remaining in deferred revenue) or due to consumer protection legislation, a full refund based on the policies of the member’s credit card company.

We also offer a monthly membership for which we collect fees on a monthly basis and we recognize revenue in the same month as we collect the monthly fees.

Revenue from related membership services are derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements. Fees related to these services are recognized as revenue at the time the on-line profile is complete, and a press release is distributed.

Products offered to NAPW members relate to custom made plaques. Product sales are recognized as deferred revenue at the time the initial order is placed. Revenue is then recognized at the time these products are shipped. The Company’s shipping and handling costs are included in cost of sales.

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

Contracted software Development

RemoteMore generates revenue by providing contracted programmers to assist customers with their software solutions through customized software development. Revenues are recognized in the period work is performed.

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

The Company’s partner organizations include NAACP and National Urban League, VetJobs, among others.

Discontinued Operations

China Operations

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

The Company also previously disclosed in the 2019 Form 10-K that although the seizure of PDN China’s assets had been lifted in March 2020, however on April 22, 2021, the Company learned that RMB 18,841,064.15 (approximately $2.9 million) had been seized from the PDN China Account by Longxu District Court of Wuzhou City in Guangxi Province to satisfy a judgment in favor of the plaintiffs in the Gatewang Case. On April 26, 2021, the Company concluded that the seizure of such cash assets is a material reduction of Company assets. The Company has reflected the seizure of these cash funds in its condensed consolidated balance sheets.

The Company has asserted its claim to these funds as the genuine owner to the Chinese officials and asked for their return. The Company plans to pursue all possible legal alternatives to have these funds returned to the Company, but such return is uncertain at this time.

All historical operating results for the Company’s China operations are included in loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations. For the year ended December 31, 2021, loss from discontinued operations was approximately ($112,000) compared to a loss from discontinued operations of ($216,000) for the year ended December 31, 2020.

Assets and liabilities of China operations are now included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. As of December 31, 2021, current assets from discontinued operations were approximately $4,600, compared to approximately $6,900 as of December 31, 2020, and long-term assets from discontinued operations were approximately $198,000 at December 31, 2021, compared to approximately $3,085,000 as of December 31, 2020. As of December 31, 2021, current liabilities from discontinued operations were approximately $421,000, compared to approximately $375,000 as of December 31, 2020.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, net of intercompany eliminations, as presented in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Revenues	$-	$-

Cost of Sales	43,221	12,963
Depreciation and amortization	-	-
Sales and marketing	-	2,856
General and administrative	46,256	170,196
Non-operating (expense) income	(664)	(8,301)
Loss from discontinued operations before income tax	(88,813)	(193,613)
Income tax expense	-	-
Net loss from discontinued operations	$(88,813)	$(193,613)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the years ended December 31, 2021 and 2020, the Company incurred advertising and marketing expenses of approximately $887,000 and $681,000. These amounts are included in sales and marketing expenses in the accompanying statements of operations.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2021 and 2020 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of December 31,
	2021	2020

Warrants to purchase common stock	-	125,000
Stock options	36,126	66,126
Unvested restricted stock	159,524	206,775
Total dilutive securities	195,650	397,901

Reclassifications - Certain prior year amounts in the Consolidated Statements of Operations and Comprehensive Loss have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) ASU 2019-12, Simplifying the Accounting for Income Taxes, as part of its Simplification Initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of Generally Accepted Accounting Principles. The guidance is effective for interim and annual period beginning after December 15, 2020, with early adoption permitted. The Company will adopt ASU 2019-12 during the first quarter of 2021 and the adoption of ASU 2019-12 will affect the classification of income taxes but is not expected to impact reported results in the consolidated financial statements.

4. Business Combinations

On September 20, 2021, the Company acquired a 45.62% interest in RemoteMore USA, Inc. (“RemoteMore”), a software developer recruiting company, for an estimated total purchase price of $1,363,333, paying $863,333 in cash and $500,000 to be paid in one year (see below). The acquisition is expected to significantly grow the Company’s revenues and recruiting platform and also included bringing onboard Boris Krastev and Boris Borisov, the co-founders of RemoteMore.

The purchase price allocation as of the date of the acquisition was based on a detailed analysis about the fair value of assets acquired. No liabilities were assumed. The major classes of assets to which we have allocated the purchase price were as follows:

Goodwill	$935,334
Intangible assets	427,999
$1,363,333

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is expected to be deductible for tax purposes.

Intangible assets purchased in connection with the acquisition primarily represent contracts acquired, and to a lesser extent trademarks, and are reflected in the Company’s consolidated balance sheets at gross amounts, net of accumulated amortization (see Note 7 – Intangible Assets).

Operations for RemoteMore are included in the Company’s consolidated financial statements at gross amounts as the Company has significant influence in the way RemoteMore operates. The 54.38% interest retained by the seller are included in the Company’s consolidated financial statements as noncontrolling interest. From September 20, 2021, through December 31, 2021, RemoteMore generated approximately $303,000 of revenues and incurred approximately $655,000 of operating costs, for a loss before income taxes of approximately $354,000.

RemoteMore was incorporated in December 2020 and did not begin operations until on or about July 1, 2021. From January 1, 2021, through the acquisition date of September 20, 2021, revenues and expenses would have been deemed immaterial to the Company’s consolidated financial statements. The Company expects to fully realize its interest in the revenues with associated with the contracts acquired (see Note 7 – Intangible Assets).

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore USA, Inc., the Company issued 279,720 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore. The Company has the option to purchase up to an additional 20% interest in RemoteMore for $100,000.

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

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. Direct sales to customers are most typically a twelve-month contract for services and as such the revenue for each contract is recognized ratably over its twelve-month term. Event revenue is recognized in the period that the event takes place and e-commerce sales are for sixty-to-ninety-day job postings and the revenue from those sales are recognized when the service is provided. The Company’s recruitment services mainly consist of the following products:

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

Membership Fees and Related Services

Membership fees of longer than one month are collected up-front and member benefits become available immediately; however, those benefits must remain available over the 12-month membership period. At the time of enrollment, membership fees are recorded as deferred revenue and are recognized as revenue ratably over the 12-month membership period. Members who are enrolled in this plan may cancel their membership in the program at any time and receive a partial refund (amount remaining in deferred revenue) or due to consumer protection legislation, a full refund based on the policies of the member’s credit card company.

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

Contracted software Development

Revenues for RemoteMore are generated from providing customized software solutions to customers and are recognized in the period work is performed.

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

Revenue Concentration

The Company, in alliance with another company, partners to sell two recruitment services products. This alliance member builds, hosts, and manages the Company’s job boards and website. This alliance member also bills customers, collects fees, and provides customer services. The Company derives 25% of our recruitment services revenue from this alliance relationship.

Disaggregation of revenue

Revenue is disaggregated by product line and timing of transfer of products and services (see Note 15 - Segment Information).

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of December 31, 2021.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered, or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of approximately $2,150,000 are included in current deferred revenues, on the condensed consolidated balance sheets as of December 31, 2021. For the three months ended December 31, 2021, we recognized revenue associated with contract liabilities of approximately $1,277,000 that were included in the contract liabilities balance at the beginning of the period.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	December 31,
	2021	2020
Capitalized cost:
Balance, beginning of period	$25,867	$95,884
Additional capitalized cost	49,970	3,700
Provision for amortization	(32,799)	(73,717)
Balance, end of period	43,038	25,867

Amortization expense related to capitalized technology of $32,799 and $73,717 for the years ended December 31, 2021 and 2020, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

7. Intangible Assets

Intangible assets, net is as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2021	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,921,386)	$209,570
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(440,208)	2,292
Contracts acquired in RemoteMore acquisition	3-12 months	935,683	(269,664)	666.019
		13,046,792	(12,168,911)	877,881
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$968,281

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2020	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,845,178)	$285,778
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	440,000	(440,000)	-
		12,108,609	(11,822,831)	285,778
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$376,178

Future annual estimated amortization expense is summarized as follows:

Year ended December 31,
2022	$742,851
2023	76,832
2024	57,781
2025 and thereafter	417
$877,881

Amortization expense related to intangible assets of $346,080 and $76,207 for the years ended December 31, 2021 and 2020, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

8. PPP Loan

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

The Company accounted for the proceeds received from the PPP loan as debt in accordance with ASC 470, Debt. Accordingly, the Company accounted for the proceeds received as short-term and long-term loan in its consolidated balance sheets until forgiveness of the PPP loan was received. The Company applied for loan forgiveness during the fourth quarter of 2020 and the PPP loan was fully forgiven by the SBA. Upon receiving forgiveness of the PPP loan, the Company eliminated the short-term and long-term loan debt liability and the loan forgiveness amount of $651,077 was applied as PPP loan forgiveness in the other income section of the Company’s consolidated statements of operations during the fourth quarter of 2020. There was no comparable transaction in fiscal 2021.

9. Accrued Liabilities

As of December 31, 2021 and 2020, accrued liabilities consisted of the following:

	As of December 31,
	2021	2020

Litigation reserve	1,406,002	1,412,502
Accrued payroll	65,941	75,263
Accrued legal fees	43,574	-
Accrued Board of Director fees	60,503	61,277
Accrued revenue sharing agreements	76,373	53,266
Other	226,022	23,856
Total accrued liabilities	$1,878,415	$1,626,164

10. Commitments and Contingencies

PDN China’s bank account with a balance of approximately $195,000 was frozen by Guangzhou Police due to the Gatewang Case. The Company has classified this entire cash balance as a long-term asset until a resolution on its transferability can be determined and is classified in discontinued operations.

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

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued and a obtained a judgment against NAPW in the amount of $855,002. [NAPW Case index No. LT 000421/2018; NAPW’s former Garden City, NY, office.] NAPW reserves for this judgment and accrued interest on this amount.

The Company and its wholly owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. Plaintiffs are seeking monetary damages and equitable relief. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery and we have completed depositions of relevant witnesses. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. In November 2020, both parties entered into mediation proceedings but a settlement was not reached. While the COVID-19 pandemic has caused delays to the litigation, it is expected that these delays will decrease as the disruption caused by the pandemic subsides.

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

11. CFL Transaction

On August 12, 2016, the Company entered into a stock purchase agreement (the “Purchase Agreement”), with CFL, a Republic of Seychelles company wholly-owned by a group of Chinese investors. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to CFL, and CFL agreed to purchase, upon the terms and subject to the conditions set forth in the Purchase Agreement, a number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), such that CFL would hold shares of Common Stock equal to approximately 51% of the outstanding shares of Common Stock, determined on a fully-diluted basis, after giving effect to the consummation of the transactions contemplated by the Purchase Agreement.

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

On September 22, 2021, the Company entered into a stock purchase agreement with CFL, in which the Company sold 948,767 shares of its common stock at a price per share of $1.05 for gross proceeds of approximately $1,000,000. On October 30, 2021, CFL entered into a transfer stock agreement with a former shareholder of the Company to purchase an additional 751,737 shares of its common stock.

As of December 31, 2021, CFL beneficially held shares of the Company’s outstanding Common Stock equal to approximately 32% of the outstanding class.

12. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of December 31, 2021, the Company had 16,067,252 shares of common stock outstanding.

In January 2021, the Company issued 150,000 shares of the Company’s common stock to White Winston as a result of a settlement agreement (see note 10. Commitments and Contingencies).

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

Total shares issued during fiscal 2021 were as follows:

			Additional	Total
	Common Stock		Paid in	Stock
	Shares	Amount	Capital	Issuances

Issuance of common stock
White Winston	150,000	$1,500	$165,000	$165,000
Ms. Yiran Gu	500,000	5,000	995,000	995,000
Institutional investors	1,470,588	14,706	2,263,795	2,278,501
CFL	948,767	9,488	990,462	999,950
Vesting of grant to CEO*	100,000	1,000	(1,000)	-
Vesting of grants to Board of Directors*	33,875	339	(339)	-
Grants to management*	49,000	490	(490)	-
Cancellation of common stock	(4,821)	(48)	48	-
Total	3,247,409	$32,475	$4,412,476	$4,444,951

*	see Note 13 – Stock-Based Compensation – Restricted Stock

13. Stock-Based Compensation

Equity Incentive Plans – The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. Through a series of amendments to the 2013 Plan, the Company is now authorized to issue 1,500,000 shares under the amended 2013 Plan.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2021 and 2020:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Options	Price	(in Years)	(in thousands)
Outstanding - January 1, 2021	66,126	$5.24	8.3	$10.8
Granted	30,000	2.10
Exercised	-	-
Forfeited	(30,000)	3.69
Outstanding - December 31, 2021	66,126	$4.52	7.8	$-

Exercisable at December 31, 2021	36,126	$6.53	6.3	$-

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Options	Price	(in Years)	(in thousands)
Outstanding - January 1, 2020	295,793	$8.88	7.5	$-
Granted	30,000	3.69
Exercised	-	-
Forfeited	(259,667)	9.21
Outstanding - December 31, 2020	66,126	$5.24	8.3	$10.8

Exercisable at December 31, 2020	26,126	$8.18	7.0	$7.2

On June 14, 2021, the Company granted 30,000 stock options. The stock option exercise price was $2.10 and the grant date fair value of this award was $32,550. The stock options are set to vest equally at 1/3 on the annual grant date anniversary of the award over the next three years.

On June 14, 2020, the Company granted 30,000 stock options at a stock option exercise price of $3.69 and the grant date fair value was $90,840. These stock options were forfeited in 2021.

The following assumptions were utilized in the Black-Scholes option pricing for the stock option grants for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Expected dividend yield	-	-
Risk-free interest rate	0.33%	0.33%
Expected volatility	122.69%	111.55%
Expected term (in years)	3.00	5.75
Grant-date fair value of stock options awarded	$1.09	$3.03

The Company recorded non-cash stock-based compensation expense of approximately $19,000 and $33,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020, pertaining to stock options awards.

Total unrecognized stock-based compensation expense related to unvested stock options at December 31, 2021 was approximately $27,000 and is expected to be recognized through the second quarter of 2024.

Warrants

As of December 31, 2021, there were no warrants outstanding and exercisable. As of December 31, 2020, there were 125,000 warrants outstanding and exercisable, with a weighted average exercise price of $20.00 per share. These warrants expired on December 30, 2021.

Restricted Stock

A summary of restricted stock activity for the years ended December 31, 2021 and 2020 is as follows:

Number of
Shares
Outstanding - January 1, 2020	27,319
Granted	333,875
Forfeited	-
Vested	(127,319)
Outstanding - December 31, 2020	233,875
Granted	108,525
Forfeited	-
Vested	(182,875)
Outstanding - December 31, 2021	159,525

During the year ended December 31, 2021 the Company granted 59,525 restricted stock units (“RSUs”) to non-employee directors as partial compensation for their service as a director. The aggregate grant date fair value of the combined awards amounted to approximately $125,000. The RSU award to the Board member fully vests on the one-year anniversary after the date of grant. The Company also granted 49,000 RSU’s to certain officers and managers with immediate vesting. The aggregate grant date fair value of the combined awards amounted to approximately $195,000.

During the year ended December 31, 2020, the Company granted 300,000 RSUs to the Company’s Chief Executive Officer and 33,875 RSUs non-employee directors as partial compensation for their service as a director. The RSU award grant to the CEO vests 1/3 on the grant date and the remaining 2/3 will vest equally on the annual grant date anniversary of the award over the next two years. The RSU award to the Board member fully vests on the one-year anniversary after the date of grant. The aggregate grant date fair value of the combined awards amounted to approximately $1,232,000.

The Company recorded non-cash stock-based compensation expense of approximately $634,000 and $587,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively, pertaining to restricted stock awards.

Total unrecognized stock-based compensation expense related to unvested restricted stock at December 31, 2021 was approximately $239,000 and is expected to be recognized through the second quarter of 2022.

14. Income Taxes

The Company has the following net deferred tax assets and liabilities at December 31, 2021 and 2020:

	December 31,
	2021	2020
Goodwill and intangible assets	$(38,346)	$(41,780)
Developed technology	(11,251)	(7,010)
Derivative liability	(112,564)	(112,564)
Property and equipment	(8,023)	3,378
Other deferred tax assets	141,745	23,627
Settlements	381,026	473,302
Stock based compensation	107,028	95,103
Net operating loss	8,671,958	8,017,170
Valuation allowance	(9,293,933)	(8,637,265)
Net deferred tax liability	$(162,360)	$(186,039)

The benefit for income taxes for the years ended December 31, 2021 and 2020 consists of the following:

	Year Ended December 31,
	2021	2020
Federal:
Current provision	$-	$-
Deferred tax benefit	(18,764)	(27,288)
	$(18,764)	$(27,288)
State:
Current provision	$-	$-
Deferred tax benefit	(2,776)	(7,927)
	$(2,776)	$(7,927)
Foreign:
Current provision	$-	$-
Deferred provision (benefit)	-	-
	$-	$-

Income tax expense benefit	$(21,540)	$(35,215)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Expected federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.1%	6.1%
Impairment charge	0.0%	0.0%
Valuation allowance	(23.0)%	(21.4)%
Permanent items	(2.2)%	(3.4)%
Rate change	0.0%	0.0%
Other	(1.1)%	(1.5)%
	0.8%	0.8%

The valuation allowance at December 31, 2021 was approximately $9,294,000. The net change in the valuation allowance during the year ended December 31, 2021 was an increase of approximately $657,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2021.

At December 31, 2021, the Company had U.S. federal, Illinois, and New York net operating loss carryforward of approximately $32,000,000, $13,630,000, and $13,123,000, respectively. Of the federal amount, $22,892,000 expires between 2034 and 2038, and $9,108,000 has an indefinite carryforward period. The Illinois losses may be carried forward 12 years and begin to expire in 2026. The New York losses may be carried forward 20 year and begin to expire in 2035. Certain tax attributes are subject to an annual limitation as a result of changes in ownership as defined under Internal Revenue Code Section 382. The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the U.S. include New York and Illinois.

The U.S. Tax Cuts and Jobs Act of 2017 provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign E&P through the year ended December 31, 2017. Due to the seizure of cash, by Chinese local authorities, the Company’s undistributed foreign E&P has been reduced to $0.

15. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, (iii)RemoteMore (beginning in fiscal 2021)) and (iv) Corporate Overhead. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information of the Company’s reportable segments as of and for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$985,446	$-	$-	$985,446
Recruitment services	4,646,786	-	-	-	4,646,786
Contracted software development	-	-	302,882	-	302,882
Consumer advertising and marketing solutions	163,485	-	-	-	163,485
Total revenues	4,810,271	985,446	302,882	-	6,098,599
Income (loss) from continuing operations	1,069,451	(849,599)	(352,165)	(2,758,151)	(2,890,464)
Depreciation and amortization	15,235	100,037	269,889	-	385,161
Income tax expense (benefit)	12,135	(8,757)	-	(24,918)	(21,540)
Net income (loss) from continuing operations	1,065,561	(839,674)	(353,579)	(2,733,233)	(2,860,925)

	As of December 31, 2021
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	209,570	668,311	-	968,281
Assets from continuing operations	7,596,499	684,881	501,198	-	8,782,578

		Year Ended December 31, 2020
	PDN Network	NAPW Network	RemoteMore	Corporate Overhead	Consolidated
Membership fees and related services	$-	$1,350,527	0	$-	$1,350,527
Recruitment services	2,962,275	-	0	-	2,962,275
Contracted software development	-	-	0	-	-
Consumer advertising and marketing solutions	143,934	-	0	-	143,934
Total revenues	3,106,209	1,350,527	0	-	4,456,736
Loss from continuing operations	197,739	(543,706)	0	(4,499,250)	(4,845,217)
Depreciation and amortization	32,885	137,017	0	-	169,902
Income tax (benefit) expense	9,119	(4,797)	0	(39,537)	(35,215)
Net (loss) income from continuing operations	840,660	(538,909)	0	(4,459,713)	(4,157,962)

		As of December 31, 2020
Goodwill	$339,451	$-	0	$-	$339,451
Intangibles assets, net	90,400	285,778	0	-	376,178
Assets from continuing operations	4,455,262	1,126,005	0	-	5,581,267

16. Employee benefit plans

The Company’s employee benefit plans currently consist of a defined contribution plan for all U.S. employees. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. regular, full-time employees are eligible to participate in the Professional Diversity Network Inc. 401(k) Plan, which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the Professional Diversity Networks Inc. 401(k) Plan, employees are eligible to participate after meeting eligibility requirements and employees are always fully vested in their own contributions. The Company currently did not make any matching contributions during the year ended December 31, 2020, but effective on January 1 2021, the Company has elected to match up to 4% of eligible employee contributions.

17. Subsequent Events

On January 31, 2022, the Company announced its Board of Directors had approved the repurchase of up to $2 million worth of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan of the Securities Exchange Act of 1934, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time in the Company’s sole discretion. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. Through March 28, 2022, the Company repurchased 127,326 shares at an average share price of $0.97 for total purchase price of $127,300.

On February 14, 2022, in connection with the RemoteMore transaction, the Company issued 279,720 shares of its common stock, par value $0.01 per share, to Boris Krastev Ventures UG, equal to $400,000 value according to the Stock Purchase Agreement between the Company and RemoteMore USA, Inc.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated as of March 31, 2022.

/s/ Xin (Adam) He
Xin (Adam) He
Chief Executive Officer (Principal Executive Officer)

/s/ Larry S. Aichler
Larry S. Aichler
Chief Financial Officer (Principal Financial Officer)

/s/ Courtney C. Shea
Courtney C. Shea
Director

/s/ Hao Zhang
Hao Zhang
Chair of Board, Director

/s/ Grace Reyes
Grace Reyes Director

/s/ Michael Belsky
Michael Belsky
Director

/s/ Haibin Gong
Haibin Gong
Director

45