Form 10-Q
period 2022-03-31
Professional Diversity Network, Inc.
filed 2022-05-16
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 16,346,972 shares outstanding of the registrant’s common stock as of May 15, 2022.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to raise funds in the future to support operations failure to realize synergies and other financial benefits from mergers and acquisitions within expected time frames, including increases in expected costs or difficulties related to integration of merger and acquisition partners;
●	inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses;
●	our history of operating losses;
●	our limited operating history in a new and unproven market;
●	increasing competition in the market for online professional networks;
●	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
●	our ability to adapt to changing technologies and social trends and preferences;
●	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
●	our ability to obtain and maintain intellectual property protection;
●	any future litigation regarding our business, including intellectual property claims;
●	general and economic business conditions; and
●	legal and regulatory developments.

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the SEC or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors” of our 2021 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2022	December 31, 2021
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,973,586	$3,402,697
Accounts receivable, net	1,094,143	1,389,112
Other receivables	350,000	350,000
Prepaid expense and other current assets	821,356	450,784
Current assets from discontinued operations	4,600	4,600
Total current assets	5,243,685	5,597,193

Property and equipment, net	28,571	29,040
Capitalized technology, net	38,646	43,038
Goodwill	1,274,785	1,274,785
Intangible assets, net	693,660	968,281
Right-of-use assets	412,470	427,652
Merchant reserve	190,849	380,849
Security deposits	66,340	66,340
Long-term assets from discontinued operations	197,919	197,595
Total assets	$8,146,925	$8,984,773

Current Liabilities:
Accounts payable	$460,917	$248,595
Accrued expenses	1,712,657	1,878,415
Deferred revenue	2,213,412	2,149,885
Stock to be issued	-	400,000
Lease liability, current portion	70,942	81,825
Current liabilities from discontinued operations	438,569	420,850
Total current liabilities	4,896,497	5,179,570

Lease liability, non-current portion	428,363	434,938
Other long-term liabilities	100,000	100,000
Deferred tax liability	136,573	162,360
Total liabilities	5,561,433	5,876,868

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 16,490,007 shares and 16,068,300 shares issued as of March 31, 2022 and December 31, 2021, and 16,346,972 and 16,067,252 shares outstanding as of March 31, 2022 and December 31, 2021.	163,470	160,673
Additional paid in capital	98,961,858	98,440,172
Accumulated other comprehensive income	7,465	6,565
Accumulated deficit	(96,483,083)	(95,779,817)
Treasury stock, at cost; 143,035 shares at March 31, 2022 and 1,048 shares at December 31, 2021	(177,096)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	2,472,614	2,790,476
Noncontrolling interest	112,878	317,429
Total stockholders’ equity	2,585,492	3,107,905
Total liabilities and stockholders’ equity	$8,146,925	$8,984,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Membership fees and related services	$196,009	$264,636
Recruitment services	1,333,364	1,175,080
Contracted software development	477,092	-
Consumer advertising and marketing solutions	46,415	45,136
Total revenues	2,052,880	1,484,852

Costs and expenses:
Cost of revenues	861,672	261,154
Sales and marketing	718,629	699,715
General and administrative	1,107,520	1,317,853
Depreciation and amortization	281,272	29,607
Total costs and expenses	2,969,093	2,308,329

Loss from continuing operations	(916,213)	(823,477)

Other income (expense)
Interest expense	-	-
Interest and other income	901	885
Other income (expense), net	901	885

Loss before income tax expense (benefit)	(915,312)	(822,592)
Income tax expense (benefit)	(25,788)	(66,977)
Loss from continuing operations, net of tax	(889,524)	(755,615)
Loss from discontinued operations	(18,292)	(15,074)
Net loss including non-controlling interests	$(907,816)	$(770,689)
Net loss attributable to non-controlling interests	204,551	-
Net loss attributable to Professional Diversity Network, Inc.	$(703,265)	$(770,689)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(703,265)	$(770,689)
Foreign currency translation adjustments	900	(292,119)
Comprehensive loss, net of tax	$(702,365)	$(1,062,808)

Loss per share attributable to Professional Diversity Network, Inc., basic and diluted:
Continuing operations	$(0.06)	$(0.06)
Discontinued operations	$(0.00)	$(0.00)
Net loss attributable to Professional Diversity Network, Inc.	$(0.06)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	16,207,113	13,263,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated	Non-
	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Other Comprehensive	controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2022	16,067,252	$160,673	$98,440,172	$(95,779,818)	1,048	$(37,117)	$6,565	$317,429	$3,107,905
Acquisition of RemoteMore	279,720	2,797	397,203	-	-	-	-		400,000
Share-based compensation	-	-	124,484		-	-	-		124,484
Stock buyback plan	-	-	-	-	141,987	(139,979)	-		(139,979)
Translation adjustments	-	-	-	-	-	-	900		900
Net loss	-	-	-	(703,265)	-	-	-	(204,551)	(907,816)
Balance at March 31, 2022	16,346,972	$163,470	$98,961,858	$(96,483,083)	143,035	$(177,096)	$7,465	$112,878	$2,585,492

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity
Balance at January 1, 2021	12,819,843	$128,198	$95,985,080	$(93,022,835)	1,048	$(37,117)	$292,506	$-	$3,345,832

Sale of common stock	500,000	5,000	995,000	-	-	-	-	-	1,000,000
Issuance of common stock	150,000	1,500	165,000	-	-	-	-	-	166,500
Cancellation of common stock	(4,821)	(48)	48					-
Share-based compensation	-	-	106,428	-	-	-	-	-	106,428
Adjustment from discontinued operations			(2,591,724)					-	(2,591,724)
Translation adjustments	-	-	-	-	-	-	(292,119)	-	(292,119)
Net loss	-	-	-	(770,689)	-	-	-		(770,689)
Balance at March 31, 2021	13,465,022	$134,650	$94,659,832	$(93,793,524)	1,048	$(37,117)	$387	$-	$964,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2022	2021
Cash flows from operating activities:
Loss from continuing operations	$(889,524)	$(755,615)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	281,273	29,606
Deferred tax benefit	(25,787)	(64,704)
Amortization of right-of-use asset	(2,276)	22,847
Stock-based compensation expense	124,484	106,428
Litigation settlement reserve	16,789	-
Issuance of common stock related to settlement	-	166,500
Reduction of merchant reserve	190,000	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	294,969	(60,619)
Prepaid expenses and other current assets	(370,572)	1,987
Incremental direct costs	-	(6,636)
Accounts payable	212,321	(296,600)
Accrued expenses	(182,547)	(126,154)
Deferred revenue	63,527	213,862
Net cash used in operating activities - continuing operations	(287,343)	(769,098)
Net cash provided by operating activities - discontinued operations	(1,240)	35,364
Net cash used in operating activities	(288,583)	(733,734)

Cash flows from investing activities:
Costs incurred to develop technology	-	(3,470)
Purchases of property and equipment	(1,791)	(2,658)
Net cash used in investing activities - continuing operations	(1,791)	(6,128)
Net cash used in investing activities - discontinued operations	-	-
Net cash provided used in investing activities	(1,791)	(6,128)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	1,000,000
Stock buyback plan	(139,979)	-
Net cash provided by financing activities - continuing operations	(139,979)	1,000,000
Net cash provided by financing activities	(139,979)	1,000,000

Effect of exchange rate fluctuations on cash and cash equivalents	1,242	(35,364)
Net increase (decrease) in cash and cash equivalents	(429,111)	224,774
Cash, cash equivalents, beginning of period	3,402,697	2,117,569
Cash and cash equivalents, end of period	2,973,586	2,342,343

Supplemental disclosures of other cash flow information:
Non-cash stock issuance	$400,000	$166,500
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Description of Business

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our 2021 Form 10-K.

Professional Diversity Network, Inc. (“PDN, Inc.”) is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ+). The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. In addition, PDN, Inc. owns 45.62% of RemoteMore USA, Due to having significant influence in its guidance and operations, the Company consolidates RemoteMore USA’s operations into its condensed consolidated financial statements.

The NAPW Network is a networking organization for professional women, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at virtual and in-person events hosted at its local chapters across the country.

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. Companies are connected with reliable, cost-efficient, vetted developers, and empowers every developer to get a meaningful job regardless of their location.

In March 2020, our Board of Directors decided to suspend all China operations. The results of China operations are presented in the condensed consolidated statements of operations and comprehensive loss as net loss from discontinued operations.

2. Going Concern and Management’s Plans

At March 31, 2022, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the third quarter of 2021.

The Company had an accumulated deficit of ($96,483,083) at March 31, 2022. During the three months ended March 31, 2022, the Company generated a net loss from continuing operations of ($889,524). During the three months ended March 31, 2022, the Company used cash in continuing operations of $287,343. At March 31, 2022, the Company had a cash balance of $2,973,586. Total revenues were approximately $2,053,000 and $ 1,485,000 for the three months ended March 31, 2022 and 2021. The Company had a working capital surplus from continuing operations of approximately $347,000 and $418,000 at March 31, 2022 and December 31, 2021. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations may be sufficient to meet our working capital requirements for the fiscal period ending December 31, 2022, however in order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, and raise capital through the issuance of common stock, or through a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be available on acceptable terms.

3. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was approximately $181,000 and $247,000, respectively.

Other Receivables – Other receivables represents amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2022 the balance in other receivables as reported on the consolidated balance sheet was deemed collectible. There was no comparable transaction as of March 31, 2021.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the three months ended March 31, 2022 and 2021 was approximately $2,000 and $10,000, respectively, and is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.

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

Business Combinations - ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the interim condensed consolidated statements of operations. (See Note 4 – Business Combinations.)

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

The Company’s partner organizations include NAACP and National Urban League, VetJobs, among others.

Discontinued Operations

China Operations

The Company previously disclosed in its Form 10-K for the year ending December 31, 2019 (the “2019 10-K”) and subsequently that the assets of PDN China were frozen by Chinese local authorities in November 2019 in connection with the criminal investigation of alleged illegal public fund raising by Gatewang Group (the “Gatewang Case”), a separate company organized under the laws of the People’s Republic of China (“Gatewang”), with which Mr. Maoji (Michael) Wang, the former Chairman and CEO of the Company was affiliated. A subsequent investigation led by a special committee of the Board concluded that it did not find any evidence that the Company or PDN China had engaged in the criminal activity of illegal fund-raising as alleged against Gatewang. The Company subsequently discontinued all of its operations in China.

The Company also previously disclosed in the 2019 Form 10-K that although the seizure of PDN China’s assets had been lifted in March 2020. On April 22, 2021, the Company learned that RMB 18,841,064.15 (approximately $2.9 million) had been seized from the PDN China Account by Longxu District Court of Wuzhou City in Guangxi Province to satisfy a judgment in favor of the plaintiffs in the Gatewang Case. On April 26, 2021, the Company concluded that the seizure of such cash assets was a material reduction of Company assets and was reflected in its condensed consolidated balance sheets subsequent to the occurrence.

The Company has asserted its claim to these funds as the genuine owner to the Chinese officials and asked for their return. The Company plans to pursue all possible legal alternatives to have these funds returned to the Company but such return is uncertain at this time.

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying statement of operations. For the three months ended March 31, 2022, loss from discontinued operations was approximately $24,000 compared to a loss from discontinued operations of approximately $15,000 for the three months ended March 31, 2021.

Assets and liabilities of China operations are included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. Current assets from discontinued operations were $4,600, as of March 31, 2022 and December 31, 2021, respectively, and long-term assets from discontinued operations were approximately $197,919 at March 31, 2022, compared to $197,595 as of December 31, 2021. As of March 31, 2022, current liabilities from discontinued operations were $438,569, compared to $420,850 as of December 31, 2021.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Revenues	$-	$-

Cost of Sales	11,371	2,315
Depreciation and amortization	-	-
Sales and marketing	-	-
General and administrative	6,810	9,470
Non-operating expense	111	3,289
Loss from discontinued operations before income tax	(18,292)	(15,074)
Income tax expense (benefit)	-	-
Net loss from discontinued operations	$(18,292)	$(15,074)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 2022 and 2021, the Company incurred advertising and marketing expenses of approximately $255,000 and $209,000, respectively. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At March 31, 2022 and December 31, 2021, there were no prepaid advertising expenses, recorded in the accompanying balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2018 through 2021.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2022.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2022 and 2021 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of March 31,
	2022	2021

Warrants to purchase common stock	-	125,000
Stock options	66,126	66,126
Unvested restricted stock	159,525	206,775
Total dilutive securities	225,651	397,901

Reclassifications - Certain prior year amounts in the Consolidated Statements of Operations and Comprehensive Loss have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4. Business Combinations

On September 20, 2021, the Company acquired a 45.62% interest in RemoteMore USA, Inc., a software developer recruiting company, for an estimated total purchase price of $1,363,333, paying $863,333 in cash and $500,000 to be paid within one year. The acquisition is expected to significantly grow the Company’s revenues and recruiting platform and also included bringing onboard Boris Krastev and Boris Borisov, the co-founders of RemoteMore.

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

Intangible assets purchased in connection with the acquisition primarily represent contracts acquired, and to a lesser extent trademarks, and are reflected in the Company’s consolidated balance sheets at gross amounts, net of accumulated amortization. The Company expects to fully realize its interest in the revenues associated with the contracts acquired (see Note 7 – Intangible Assets).

Operations for RemoteMore are included in the Company’s consolidated financial statements at gross amounts as the Company has significant influence in the way RemoteMore operates. The 54.38% interest retained by the seller are included in the Company’s consolidated financial statements as noncontrolling interest. For the three months ended March 31, 2022, RemoteMore generated approximately $477,000 of revenues and incurred approximately $855,000 of operating costs, inclusive of amortization expense associated with the aforementioned intangible assets of approximately $255,000, for a loss before income taxes of approximately $381,000.

RemoteMore was incorporated in December 2020 and did not begin operations until on or about July 1, 2021. From January 1, 2021, through the acquisition date of September 20, 2021, revenues and expenses would have been deemed immaterial to the Company’s consolidated financial statements.

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore USA, Inc., and as a component of the $500,000 to be paid within one year, the Company issued 279,720 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore. The Company has the option to purchase up to an additional 20% interest in RemoteMore for approximately $100,000.

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

The Company’s contracts with customers may provide for multiple promised goods and services. The Company typically analyzes the contract and identifies the performance obligations by evaluating whether the promised goods and services are capable of being distinct within the context of the contract at contract inception. Promised goods and services that are not distinct at contract inception are combined. The next step after identifying the performance obligations is determining the transaction price, which includes the impact of variable consideration, based on contractually fixed amounts and an estimation of variable consideration. The Company allocates the transaction price to each performance obligation based on relative stand-alone selling price. Judgment is exercised to determine the stand-alone selling price of each distinct performance obligation. The Company estimates the stand-alone selling price by reference to the total transaction price less the sum of the observable stand-alone selling prices of other goods or services promised in the contract. In general, transaction price is determined by estimating the fixed amount of consideration to which we are entitled for transfer of goods and services and all relevant sources and components of variable consideration. Revenues are generally recognized when control of the promised goods or services is transferred to their customers either at a point in time or over time, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

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

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. Direct sales to customers are most typically a twelve-month contract for services and as such the revenue for each contract is recognized ratably over its twelve-month term. Event revenue is recognized in the period that the event takes place and e-commerce sales are for sixty to ninety-day job postings and the revenue from those sales are recognized when the service is provided. The Company’s recruitment services mainly consist of the following products:

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

Membership Fees and Related Services

Membership fees are typically month to month; however, members may prepay for a 12-month period. Memberships are collected up-front and member benefits become available immediately. At the time of enrollment, membership fees are recorded as deferred revenue and are recognized as revenue ratably over the membership period. Members who are enrolled in 12-month plan may cancel their membership in the program at any time and receive a partial refund (amount remaining in deferred revenue) or due to consumer protection legislation, a full refund based on the policies of the member’s credit card company.

Monthly membership revenues are recognized in the same month fees are collected.

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

Revenue Concentration

The Company, is in an alliance with another company to build, host, and manage the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the three months ended March 31, 2022 and 2021, the Company recorded approximately 11% of its recruitment services revenue from this alliance sales relationship.

Disaggregation of revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 13 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of March 31, 2022.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of approximately $2,213,000 are included in current deferred revenues, on the condensed consolidated balance sheets as of March 31, 2022. For the three months ended March 31, 2022, we recognized revenue associated with contract liabilities of approximately $1,436,000 that were included in the contract liabilities balance at the beginning of the period.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	March 31, 2022	December 31, 2021
Capitalized cost:
Balance, beginning of period	$43,038	$25,867
Additional capitalized cost	-	49,970
Provision for amortization	(4,392)	(32,799)
Balance, end of period	$38,646	$43,038

For the three months ended March 31, 2022 and 2021, amortization expense was approximately $4,400 and $10,000, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
March 31, 2022	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,940,437)	$190,519
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(440,417)	2,083
Contracts purchased	3-12 months	935,683	(525,025)	410,658
		13,046,792	(12,443,532)	603,260
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$693,660

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2021	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,921,386)	$209,570
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(440,208)	2,292
Contracts acquired in RemoteMore acquisition	3-12 months	935,683	(269,664)	666,019
		13,046,792	(12,168,911)	877,881
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$968,281

As of March 31, 2022, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2022	$468,282
2023	76,832
2024	57,780
2025	366
Net Carrying Amount	$603,260

For the three months ended March 31, 2022 and 2021, amortization expense was approximately $275,000 and $19,000, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

8. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

As of March 31, 2022, right of use assets and related lease obligations were $412,470 and $499,305, as recorded on the Company’s condensed consolidated balance sheets.

Other - PDN China’s bank account with a balance of approximately $195,000 was frozen by Guangzhou Police due to the Gatewang Case. The Company has classified this entire cash balance as a long-term asset presented in discontinued operations (see Note 3. - Summary of Significant Accounting Policies – Discontinued Operations).

Legal Proceedings

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued and a obtained a judgment against NAPW in the amount of $855,002. [NAPW Case index No. LT 000421/2018; NAPW’s former Garden City, NY, office.] NAPW has reserved for this judgment and accrued interest on this amount.

The Company and its wholly owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018, and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. Plaintiffs are seeking monetary damages and equitable relief. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery, and we have completed depositions of relevant witnesses. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. In November 2020, both parties entered into mediation proceedings, but a settlement was not reached. While the COVID-19 pandemic has caused delays to the litigation, it is expected that these delays will decrease as the disruption caused by the pandemic subsides.

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

At the closing of the CFL Transaction, the Company entered into a Stockholders’ Agreement, dated November 7, 2016 (the “Stockholders’ Agreement”) with CFL and each of its shareholders: Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Kou (the “CFL Shareholders”). The Stockholders’ Agreement sets forth the agreement of the Company, CFL and the CFL Shareholders relating to board representation rights, transfer restrictions, standstill provisions, voting, registration rights and other matters following the transaction.

As of March 31, 2022, CFL beneficially holds shares of the Company’s outstanding Common Stock equal to approximately 31%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

10. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of March 31, 2022, the Company had 16,346,972 shares of common stock outstanding.

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore USA, Inc., and as a component of the $500,000 to be paid within one year, the Company issued 279,720 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore (see Note 4 – Business Combinations).

Stock Buyback Plan – The Company has a share repurchase program (“Stock Buyback Plan”) under which it is authorized to purchase up to $2.0 million of its outstanding common shares. The timing and amount of any shares repurchased under the Stock Buyback Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. Repurchases may also be made under a plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Buyback Plan through March 31, 2022, the Company has purchased 141,987 shares of its common shares, for a total of approximately $140,000, at an average cost of approximately $0.9789 per share (including commissions). Transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At March 31, 2022, the Company has approximately $1,860,000 repurchase authority remaining under the current Stock Buyback Plan.

11. Stock-Based Compensation

Equity Incentive Plans – The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. Through a series of amendments to the 2013 Plan, the number of authorized shares available for issuance of common stock under the Plan is 1,500,000 shares.

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

The following table summarizes the Company’s stock option activity for the three months ended Mach 31, 2022 and 2021:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2022	66,126	$4.52	7.8	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - March 31 2022	66,126	$4.52	7.5	$-

Exercisable at March 31, 2022	36,126	$6.53	6.1	$-

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2021	66,126	$5.24	8.3	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - March 31 2021	66,126	$5.24	8.1	$-

Exercisable at March 31 2021	26,126	$8.18	6.8	$-

Total unrecognized stock-based compensation expense related to unvested stock options at March 31, 2022 was approximately $24,000 and is expected to be recognized through the second quarter of 2024.

Warrants

As of March 31, 2022 and December 31, 2021, there were no warrants outstanding or exercisable.

Restricted Stock

As of March 31, 2022 and 2021, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2022	159,525
Granted	-
Forfeited	-
Vested	-
Outstanding – March 31, 2022	159,525

Number of
Shares
Outstanding - January 1, 2021	233,875
Granted	-
Forfeited	-
Vested	-
Outstanding - March 31, 2021	233,875

Additionally, the Company had no non-cash stock-based compensation expense recorded for the three months ended March 31, 2022 and 2021, respectively, as a component of general and administrative expenses in the accompanying statements of operations, pertaining to restricted stock.

Total unrecognized stock-based compensation expense related to unvested restricted stock at March 31, 2022 was approximately $117,000 and is expected to be recognized through the second quarter of 2022.

12. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended March 31, 2022 and 2021, the Company recorded income tax benefit of approximately $26,000 and $67,000, respectively. The decrease in income tax benefit during the current three-month period as compared to the same period in the prior year was primarily due to an increase in discrete tax items and changes in the Company’s net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2022. The valuation allowance at March 31, 2022 was approximately $9,600,000. The net change in the valuation allowance during the three months ended March 31, 2022 was an increase of approximately $300,000.

13. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, (iii) RemoteMore (beginning in September 2021) and (iv) Corporate Overhead. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of March 31, 2022 and December 31, 2021 and results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$196,009	$-	$-	$196,009
Recruitment services	1,333,364	-	-	-	1,333,364
Contracted software development	-	-	477,092	-	477,092
Consumer advertising and marketing solutions	46,415	-	-	-	46,415
Total revenues	1,379,779	196,009	477,092	-	2,052,880
Income (loss) from continuing operations	272,290	(207,877)	(378,279)	(602,347)	(916,213)
Depreciation and amortization	6,222	19,432	255,618	-	281,272
Income tax expense (benefit)	9,087	(13,017)	-	(21,858)	(25,788)
Net income (loss) from continuing operations	266,221	(194,696)	(380,560)	(580,489)	(889,524)

	As of March 31, 2022
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	190,519	412,741	-	693,660
Assets from continuing operations	7,184,628	476,133	283,645	-	7,944,406

	Three Months Ended March 31, 2021
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$264,636	$-	$-	$264,636
Recruitment services	1,175,080	-	-	-	1,175,080
Contracted software development	-	-	-	-	-
Consumer advertising and marketing solutions	45,136	-	-	-	45,136
Total revenues	1,220,216	264,636	-	-	1,484,852
Income (loss) from continuing operations	312,822	(246,419)	-	(889,880)	(823,477)
Depreciation and amortization	1,178	28,429	-	-	29,607
Income tax benefit	(46,357)	(20,620)	-	-	(66,977)
Net loss from continuing operations	360,064	(225,799)	-	(889,880)	(755,615)

	As of December 31, 2021
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	209,570	668,311	-	968,281
Assets from continuing operations	7,596,499	684,881	501,198	-	8,782,578

14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

This MD&A should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2021 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Forward-Looking Statements” section of this MD&A and Item 1A. Risk Factors of our 2021 Form 10-K for a discussion of these risks and uncertainties.

Overview

We are an operator of professional networks with a focus on diversity, employment, education and training. We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification. We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBTQ+).

We currently operate in three business segments. PDN Network, our primary business segment, includes online professional job seeking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups. Our second business segment consists of the NAPW Network, a women-only professional networking organization. Our third business segment consists of RemoteMore, which connects companies with reliable, cost-efficient developers with less effort and friction, and empowers software developers to get meaningful jobs regardless of their location.

We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers by:

●	Helping employers address their workforce diversity needs by connecting them with the right candidates from our diverse job seeking communities such as African Americans, Hispanics, Asians, Veterans, individuals with disabilities and members of the LGBTQ+ community (with the ability to roll out to our other affinities);

●	Providing a robust online and in-person network for our women members to make professional and personal connections; and

●	Connecting companies with reliable, cost-efficient developers to meet their software needs.

Impact of COVID-19

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic impacted our ability to host in-person events associated with our NAPW Network and we had to use alternative methods such as virtual events to conduct our events. The extent of the impact of the COVID-19 pandemic, including our ability to execute our business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are highly uncertain and cannot be predicted, and may have an adverse effect on our business and financial performance.

In response to mandates and recommendations from federal, state and local authorities, as well as decisions we have made to protect the health and safety of our employees with respect to the COVID-19 pandemic, we temporarily closed our offices and had our employees work remotely. We reopened our offices on April 4, 2022, with a hybrid work schedule. We may face more closure requirements and other operation restrictions for prolonged periods of time due to, among other factors, evolving and stringent public health directives, quarantine policies, social distancing measures, or other governmental restrictions, which could have a further material impact on our sales and profits. The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact our ability to raise additional capital, or require additional capital, or require additional reductions in capital expenditures that are otherwise needed to implement our strategies.

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

	Three Months Ended March 31,
	2022	2021
Revenues:
Membership fees and related services	9.5%	17.8%
Recruitment services	64.9%	79.2%
Contracted software development	23.2%	-%
Consumer advertising and marketing solutions	2.3%	3.0%

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

	Three Months Ended March 31,
	2022	2021
Cost of revenues:
PDN Network	57.6%	95.7%
NAPW Network	13.6%	4.3%
RemoteMore	28.8%	-%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$196	$264	$(68)	(25.8)%
Recruitment services	1,333	1,175	158	13.4%
Contracted software development	477	-	477	100.0%
Consumer advertising and marketing solutions	47	45	2	4.4%
Total revenues	$2,053	$1,484	$569	38.3%

Total revenues for the three months ended March 31, 2022 increased approximately $569,000, or 38.3%, to approximately $2,053,000 from approximately $1,484,000 during the same period in the prior year. The increase was predominately attributable to an approximate $477,000 of contracted software development related to RemoteMore for which there was no comparable activity in the period of the prior year. Also contributing to the increase in the period was an increase in recruitment services revenues of approximately $158,000, partially offset by an approximate $68,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,380	$1,220	$160	13.1%
NAPW Network	196	264	(68)	(25.8)%
RemoteMore	477	-	477	100.0%
Total revenues	$2,053	$1,484	$569	38.3%

During the three months ended March 31, 2022, our PDN Network generated approximately $1,380,000 in revenues compared to approximately $1,220,000 in revenues during the three months ended March 31, 2021, an increase of approximately $160,000 or 13.1 percent. The increase in revenues was predominately driven by job placement commissions of approximately $74,000 and continued diversity recruitment initiatives by our clients.

During the three months ended March 31, 2022, NAPW Network revenues were approximately $196,000, compared to revenues of approximately $264,000 during the same period in the prior year, a decrease of approximately $68,000 or 25.8 percent. The decrease in revenues was primarily due to an approximate $55,000 decrease in legacy membership retention rates and the continued effects of COVID-19 causing new membership enrollment to decline throughout 2021 and the first quarter of 2022, as compared to the same period in the prior year. Retention rates for new members that have enrolled in 2021 have continued to increase as compared to the same period in prior year. We believe that the membership services that we provide to our customers continues to represent a discretionary spending item and the services that we provide were postponed by the consumer as a result of the financial and economic impact of COVID-19 and the current economy.

During the three months ended March 31, 2022, RemoteMore revenue was approximately $477,000, for which there was no comparable revenue in the same period of the prior year.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$862	$261	$601	230.3%
Sales and marketing	719	700	19	2.7%
General and administrative	1,107	1,318	(211)	(16.0)%
Depreciation and amortization	281	29	252	869.0%
Total cost and expenses:	$2,969	$2,308	$661	28.6%

Cost of revenues: Cost of revenues during the three months ended March 31, 2022 was approximately $862,000, an increase of approximately $601,000, or 230 percent, from approximately $261,000 during the same period of the prior year. The increase was predominately attributed to approximately $467,000 of contracted software development costs related to RemoteMore, for which there was no comparable activity in the same period of the prior year. Also contributing to the increase was approximately $116,000 of costs as a direct result of increased revenues.

Sales and marketing expense: Sales and marketing expense during the three months ended March 31, 2022 was approximately $719,000, an increase of approximately $19,000, or 2.7 percent, from $700,000 during the same period in the prior year.

General and administrative expense: General and administrative expenses decreased by approximately $211,00, or 16.0 percent, to approximately $1,107,000 during the three months ended March 31, 2022, as compared to the same period in the prior year. The decrease, as compared to the same period in the prior year, was primarily a result of reductions of comparable payroll related costs of approximately $219,000, of which approximately $76,000 related to discretionary incentive payments made in the prior year for which there were no comparable charges in the current period. Also contributing to the decrease were reductions in bad debt charges of approximately $33,000 and other miscellaneous state taxes of approximately $31,000, partially offset by expenses related to RemoteMore of approximately $133,000, for which there were no comparable charges in the same period in the prior year.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended March 31, 2022 was approximately $281,000, an increase of approximately $252,000, compared to approximately $29,000 during the same period in the prior year. The increase was primarily attributable to approximately $256,000 of amortization expense related to RemoteMore’s intangible assets, for which there were no comparable charges in the same period of the prior year, partially offset by assets and intangible assets reaching the end of their useful lives.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,107	907	200	22.1%
NAPW Network	404	511	(107)	(20.9)%
RemoteMore	856	-	856	100.0%
Corporate Overhead	602	890	(288)	(32.4)%
Total costs and expenses:	$2,969	$2,308	$661	28.6%

For the three months ended March 31, 2022, costs and expenses related to our PDN Network segment increased by approximately $200,000, or 22.1%, as compared to the same period in the prior year. The increase is primarily as a result of general and administrative and other costs of approximately $110,000, approximately $50,000 related to costs of revenues and $34,000 of sales and marketing costs driving the aforementioned increased revenues, as compared to the same period in the prior year.

For the three months ended March 31, 2022, costs and expenses related to the NAPW Network decreased by approximately $107,000, or 20.9 percent. The decrease in the period is primarily related to approximately $178,000 of payroll related costs, predominately as a result of cost containment initiatives implemented in the prior year, partially offset by an increase of approximately $83,000 in costs of revenues due to increased advertising, promotions and member benefits in an effort to increase future revenues.

For the three months ended March 31, 2022, cost and expenses related to RemoteMore was approximately $856,000 predominately consisting of contractor costs of approximately $467,000, amortization of intangibles of approximately $256,000, and other operating costs of approximately $133,000. There were no comparable costs in the same period of the prior year.

For the three months ended March 31, 2022, costs and expenses related to Corporate Overhead decreased by approximately $288,000, or 32.4 percent, as compared to the same period in the prior year. The reduction is primarily as a result of decreases in mergers and acquisition costs by approximately $111,000, payroll related costs by approximately $90,000, of which $58,000 related to discretionary incentive payments made in the prior year for which there were no comparable charges in the current period, professional services by approximately $ 17,000, and other miscellaneous state taxes and filing fees by approximately $65,000. Partially offsetting the reductions were increased stock-based compensation costs of approximately $ 18,000, as compared to the same period in the prior year.

Income Tax Benefit

	Three Months Ended March 31,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$(26)	$(67)	$41	61.2%

During the three months ended March 31, 2022 and 2021, we recorded income tax benefit for income tax of approximately $26,000 and $67,000, respectively. The decrease in income tax benefit during the current period was primarily due to an increase in discrete tax items and changes in the Company’s net operating losses.

Net loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$266	360	(94)	(26.1)%
NAPW Network	(195)	(226)	31	13.7%
RemoteMore	(381)	-	(381)	(100)%
Corporate Overhead	(580)	(890)	310	34.8%
Consolidated net loss from continuing operations	$(890)	$(756)	$(134)	(17.7)%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the three months ended March 31, 2022, we incurred a net loss of approximately $890,000 from continuing operations, an increase of approximately $134,000 or 17.7 percent, compared to a net loss of approximately $756,000 during the three months ended March 31, 2021.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the statements of operation and comprehensive loss as loss from discontinued operations.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

Revenues	$-	$-

Cost of Sales	11,371	2,315
Depreciation and amortization	-	-
Sales and marketing	-	-
General and administrative	6,810	9,470
Non-operating expense	111	3,289
Loss from discontinued operations before income tax	(18,292)	(15,074)
Income tax expense (benefit)	-	-
Net loss from discontinued operations	$(18,292)	$(15,074)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$2,974	$2,342
Working capital (deficiency)	$347	$(684)

Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock. As of March 31, 2022, we had cash and cash equivalents of $2,973,586 compared to cash and cash equivalents of $3,402,697 at December 31, 2021. We had an accumulated deficit of $96,483,083 at March 31, 2022. During the three months ended March 31, 2022, we generated a net loss from continuing operations of $889,524. For the three months ended March 31, 2022, we used cash from continuing operations of approximately $287,000.

We continue to focus on our overall profitability by reducing operating and overhead expenses. We have continued to generate negative cash flows from operations, and we expect to incur net losses for the foreseeable future, especially considering the negative impact COVID-19 has had and may continue on our liquidity and financial position. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if we unable to continue as a going concern.

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

While we believe that our cash and cash equivalents at March 31, 2022 and cash flow from operations may be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2022, beyond that time frame our available funds and cash flow from operations may not be sufficient to meet our working capital requirements without the need to increase revenues or raise capital by the issuance of common stock. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances similar to COVID-19 will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Our PDN Network sells recruitment services to employers, generally on a 30-to-60-day period or a one-year contract basis. This revenue is also deferred and recognized over the period of the contract. Our payment terms for PDN Network customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Our NAPW Network collects membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve-month period. We also offer monthly membership for IAW USA for which we collect a fee on a monthly basis. RemoteMore generates revenue by providing contracted programmers to assist customers with their software solutions through customized software development. Customers are charged for the period the work is performed and payment terms are typically net 10 days.

Cash and cash equivalents and short-term investments consist primarily of

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in) continued operations	(in thousands)
Operating activities	$(287)	$(769)
Investing activities	(2)	(6)
Financing activities	(140)	1,000
Effect of exchange rate fluctuations on cash and cash equivalents	1	(35)
Cash provided by (used in) discontinued operations	(1)	35
Net increase (decrease) in cash and cash equivalents	$(429)	$225

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of March 31, 2022 and December 31, 2021, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the three months ended March 31, 2022 was approximately $287,000. We had a net loss from continuing operations of approximately $890,000 during the three months ended March 31, 2022, which included a non-cash litigation settlement reserve of approximately $17,000, stock based compensation expense of approximately $124,000, depreciation and amortization expense of approximately $281,000, which was partially offset by deferred tax benefit of approximately $26,000 and amortization of right-of-use assets of approximately $2,000. We received $190,000 in cash resulting in a decrease of our Merchant Reserve. Changes in operating assets and liabilities provided approximately $18,000 of cash during the three months ended March 31, 2022, consisting primarily of decreases in accounts receivable, accounts payable, and deferred revenues, partially offset by increases in prepaid expenses and accrued expenses.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2021, was approximately $769,000. We had a net loss of approximately $756,000 during the three months ended March 31, 2021, which included a stock-based compensation expense of approximately $106,000, depreciation of amortization expense of $30,000 and amortization of right-of-use assets of $23,000, which was partially offset by deferred tax benefit of approximately $65,000. Changes in operating assets and liabilities used approximately $274,000 of cash during the three months ended March 31, 2021, consisting primarily of increases in accounts receivable, accounts payable, deferred revenue and accrued expenses, partially offset by decreases in deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the three months ended March 31, 2022, was approximately $2,000, which predominately consisted of computer equipment purchases.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2022 was $6,000, which consisted of investments in developed technology and computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash used in financing activities from continuing operations during the three months ended March 31, 2022 was approximately $140,000 which consisted of the reacquisition of previously issued common stock.

Net cash provided by financing activities from continuing operations during the three months ended March 31, 2021 was $1,000,000, which reflected proceeds from the sale of common stock.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three months ended March 31, 2022 and 2021, the most directly comparable GAAP measure reported in our condensed consolidated financial statements:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Loss from Continuing Operations	$(890)	$(756)
Stock-based compensation	124	106
Litigation settlement reserve	17	-
Loss attributable to noncontrolling interest	205	-
Depreciation and amortization	281	30
Interest and other income	(3)	1
Income tax expense (benefit)	(26)	(67)
Adjusted EBITDA	$(292)	$(686)

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities as defined within the meaning of Item 303 of Regulation S-K

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

While our significant accounting policies are more fully described in Note 3 to our condensed consolidated financial statements included in Part I, Item I of this Quarterly Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our condensed consolidated financial statements.

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

Revenue Recognition

Our principal sources of revenue are recruitment revenue, consumer marketing and consumer advertising revenue, membership subscription fees, and contracted software development. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from our direct ecommerce sales. Revenues from recruitment services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable. Our recruitment revenue is derived from agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services.

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the three months ended March 31, 2022 and 2021, we recorded approximately 11% of our recruitment services revenue from this alliance sales relationship.

Recent Accounting Pronouncements

See Note 3 to our financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2022, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on March 31, 2022, and during the period prior to and including the date of this report.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

NAPW is a defendant in a Nassau County (NY) Supreme Court case, whereby TL Franklin Avenue Plaza LLC has sued and a obtained a judgment against NAPW in the amount of $855,002. [NAPW Case index No. LT 000421/2018; NAPW’s former Garden City, NY, office.] NAPW has reserved for this judgment, including interest accrued.

We and our wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018 and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. Plaintiffs are seeking monetary damages and equitable relief. We dispute that we or our subsidiary violated the applicable laws or that either entity has any liability and intend to vigorously defend against these claims. The matter is in the final stages of discovery, and we have completed depositions of relevant witnesses. During the first quarter of 2020, we recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. In November 2020, both parties entered into mediation proceedings, but a settlement was not reached. While the COVID-19 pandemic has caused delays to the litigation, it is expected that these delays will decrease as the disruption caused by the pandemic subsides.

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

ITEM 1A – RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A, “Risk Factors” in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
January 1, 2022— January 31, 2022
Stock buyback program (1)	-	$-	-	$-
February 1, 2022 — February 28, 2022
Stock buyback program (1)	64,770	0.98	64,770	$1,936
March 1, 2022 — March 31, 2022
Stock buyback program (1)	77,217	$0.98	77,217	$1,860
	141,987		141,987

(1)	We have a share repurchase program (“Stock Buyback Plan”) under which we are authorized to purchase up to $2.0 million of our outstanding common shares. The timing and amount of any shares repurchased under the Stock Buyback Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Buyback Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

We purchased 141,987 shares of our common stock during the three-month period ended March 31, 2022, at an average cost of approximately $0.9789 per share (including commissions), for a total of approximately $140,000. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At March 31, 2022, we had approximately $1,860,000 repurchase authority remaining under the current Stock Buyback Plan.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: May 16, 2022	By:	/s/ Larry Aichler
	Name:	Larry Aichler
	Title:	Chief Financial Officer

