Form 10-Q
period 2022-06-30
Professional Diversity Network, Inc.
filed 2022-08-15
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

There were 16,682,497 shares outstanding of the registrant’s common stock as of August 12, 2022.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to raise funds in the future to support operations;
●	our failure to realize synergies and other financial benefits from mergers and acquisitions within expected time frames, including increases in expected costs or difficulties related to integration of merger and acquisition partners;
●	inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses;
●	our history of operating losses;
●	our limited operating history in a new and unproven market;
●	increasing competition in the market for online professional networks;
●	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
●	our ability to adapt to changing technologies and social trends and preferences;
●	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
●	our ability to obtain and maintain intellectual property protection;
●	any future litigation regarding our business, including intellectual property claims;
●	general and economic business conditions; and
●	legal and regulatory developments.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2022

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2022	December 31, 2021
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,439,386	$3,402,697
Accounts receivable, net	921,588	1,389,112
Other receivables	350,000	350,000
Prepaid expense and other current assets	508,478	450,784
Current assets from discontinued operations	4,600	4,600
Total current assets	4,224,052	5,597,193

Property and equipment, net	29,213	29,040
Capitalized technology, net	35,995	43,038
Goodwill	1,274,785	1,274,785
Intangible assets, net	469,071	968,281
Right-of-use assets	397,024	427,652
Merchant reserve	190,849	380,849
Security deposits	66,340	66,340
Long-term assets from discontinued operations	197,554	197,595
Total assets	$6,884,883	$8,984,773

Current Liabilities:
Accounts payable	$248,361	$248,595
Accrued expenses	926,762	1,878,415
Deferred revenue	1,976,612	2,149,885
Stock to be issued	-	400,000
Lease liability, current portion	59,507	81,825
Current liabilities from discontinued operations	460,087	420,850
Total current liabilities	3,671,329	5,179,570

Lease liability, non-current portion	422,076	434,938
Other long-term liabilities	100,000	100,000
Deferred tax liability	146,436	162,360
Total liabilities	4,339,841	5,876,868

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 17,100,492 shares and 16,068,300 shares issued as of June 30, 2022 and December 31, 2021, and 16,682,497 and 16,067,252 shares outstanding as of June 30, 2022 and December 31, 2021.	166,825	160,673
Additional paid in capital	99,239,433	98,440,172
Accumulated other comprehensive income	(3,817)	6,565
Accumulated deficit	(96,392,020)	(95,779,817)
Treasury stock, at cost; 419,043 shares at June 30, 2022 and 1,048 shares at December 31, 2021	(423,655)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	2,586,766	2,790,476
Noncontrolling interest	(41,724)	317,429
Total stockholders’ equity	2,545,042	3,107,905
Total liabilities and stockholders’ equity	$6,884,883	$8,984,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Membership fees and related services	$161,435	$259,786	357,444	524,422
Recruitment services	1,341,031	1,151,685	2,674,395	2,326,765
Contracted software development	647,868	-	1,124,960	-
Consumer advertising and marketing solutions	45,173	48,694	91,588	93,830
Total revenues	2,195,507	1,460,165	4,248,387	2,945,017

Costs and expenses:
Cost of revenues	932,443	260,047	1,794,115	521,201
Sales and marketing	700,622	600,784	1,419,251	1,300,499
General and administrative	357,458	1,111,786	1,464,978	2,429,639
Depreciation and amortization	232,037	29,076	513,309	58,683
Total costs and expenses	2,222,560	2,001,693	5,191,653	4,310,022

Loss from continuing operations	(27,053)	(541,528)	(943,266)	(1,365,005)

Other income (expense)
Interest expense	-	-	-	-
Interest and other income	(10,337)	1,850	(9,436)	2,735
Other income (expense), net	(10,337)	1,850	(9,436)	2,735

Loss before income tax expense (benefit)	(37,390)	(539,678)	(952,702)	(1,362,270)
Income tax expense (benefit)	15,547	49,934	(10,241)	(17,043)
Loss from continuing operations, net of tax	(52,937)	(589,612)	(942,461)	(1,345,227)
Loss from discontinued operations	(10,602)	(46,012)	(28,894)	(61,086)
Net loss including non-controlling interests	$(63,539)	$(635,624)	(971,355)	(1,406,313)
Net loss attributable to non-controlling interests	154,602	-	359,153	-
Net income (loss) attributable to Professional Diversity Network, Inc.	$91,063	$(635,624)	(612,202)	(1,406,313)

Other comprehensive loss, net of tax:
Net income (loss) attributable to Professional Diversity Network, Inc.	$91,063	$(635,624)	(612,202)	(1,406,313)
Foreign currency translation adjustments	(11,282)	3,466	(10,382)	(288,653)
Comprehensive income (loss), net of tax	$79,781	$(632,158)	(622,584)	(1,694,966)

Loss per share attributable to Professional Diversity Network, Inc., basic and diluted:
Continuing operations	$(0.03)	$(0.04)	(0.06)	(0.10)
Discontinued operations	$(0.00)	$(0.00)	(0.00)	(0.00)
Net loss attributable to Professional Diversity Network, Inc.	$(0.03)	$(0.04)	(0.06)	(0.10)

Weighted average shares outstanding:
Basic and diluted	16,405,586	13,472,385	16,207,113	13,368,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 01, 2022	16,067,252	$160,673	$98,440,172	$(95,779,818)	1,048	$(37,117)	$6,565	$317,429	$3,107,905
Sale of common stock	-	-	-	-	-	-	-	-	-
Issuance of common stock	279,720	2,797	397,203	-	-	-	-	-	400,000
Share-based compensation	335,525	3,355	402,059	-	-	-	-	-	405,414
Stock Buyback Plan	-	-	-	-	417,995	(386,538)	-	-	(386,538)
Translation adjustments	-	-	-	-	-	-	(10,382)	-	(10,382)
Net loss	-	-	-	(612,202)	-	-	-	(359,153)	(971,355)
Balance at June 30, 2022	16,682,497	$166,825	$99,239,433	$(96,392,020)	419,043	$(423,655)	$(3,817)	$(41,724)	$2,545,042

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 01, 2021	12,819,843	$128,198	$95,985,080	$(93,022,835)	1,048	$(37,117)	$292,506	-	3,345,832
Sale of common stock	500,000	5,000	995,000	-	-	-	-	-	1,000,000
Issuance of common stock	279,054	2,791	163,709	-	-	-	-	-	166,500
Share-based compensation	-	-	309,329	-	-	-	-	-	309,329
Adjustment from discontinued operations			(2,591,724)					-	(2,591,724)
Translation adjustments	-	-	-	-	-	-	(288,653)	-	(288,653)
Net loss	-	-	-	(1,406,313)	-	-	-	-	(1,406,313)
Balance at June 30, 2021	13,598,897	$135,989	$94,861,394	$(94,429,148)	1,048	$(37,117)	$3,853	-	534,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2022	2021
Cash flows from operating activities:
Loss from continuing operations	$(942,461)	$(1,345,227)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	513,310	51,818
Deferred tax benefit	(10,241)	(17,043)
Amortization of right-of-use asset	(4,552)	45,693
Stock-based compensation expense	405,414	309,328
Litigation settlement reserve	(908,564)	75,000
Reduction of merchant reserve	190,000	380,000
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	467,524	(73,344)
Prepaid expenses and other current assets	(57,694)	(27,341)
Incremental direct costs	-	(2,890)
Accounts payable	(235)	(352,236)
Accrued expenses	(48,773)	(29,086)
Deferred revenue	(173,273)	322,255
Net cash used in operating activities - continuing operations	(569,545)	(663,073)
Net cash provided by operating activities - discontinued operations	(712)	(318)
Net cash used in operating activities	(570,257)	(663,391)

Cash flows from investing activities:
Costs incurred to develop technology	(1,907)	-
Payments for investment deposits	-	(60,000)
Purchases of property and equipment	(5,322)	(20,357)
Net cash used in investing activities - continuing operations	(7,229)	(80,357)
Net cash used in investing activities - discontinued operations	-	-
Net cash provided used in investing activities	(7,229)	(80,357)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	1,166,500
Stock buyback plan	(386,538)	-
Net cash provided by financing activities - continuing operations	(386,538)	1,166,500
Net cash provided by financing activities	(386,538)	1,166,500

Effect of exchange rate fluctuations on cash and cash equivalents	712	(32,556)
Net increase (decrease) in cash and cash equivalents	(963,311)	390,016
Cash, cash equivalents, beginning of period	3,402,697	2,117,569
Cash and cash equivalents, end of period	2,439,386	2,507,585

Supplemental disclosures of other cash flow information:
Non-cash stock issuance	$400,000	$166,500
Cash paid for income taxes	$-	$-

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

Professional Diversity Network, Inc. (“PDN, Inc.”, “we,” “our,” or “us,”) is both the operator of the Professional Diversity Network (the “PDN Network,” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ+). The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. In addition, PDN, Inc. owns 45.62% of RemoteMore USA, Due to having significant influence in its guidance and operations, the Company consolidates RemoteMore USA’s operations into its condensed consolidated financial statements.

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

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location.

In March 2020, our Board of Directors decided to suspend all China operations. The results of China operations are presented in the condensed consolidated statements of operations and comprehensive loss as net loss from discontinued operations.

2. Going Concern and Management’s Plans

At June 30, 2022, the Company’s principal sources of liquidity were its cash and cash equivalents.

The Company had an accumulated deficit of ($96,392,020) at June 30, 2022. During the six months ended June 30, 2022, the Company generated a net loss from continuing operations of ($942,461). During the six months ended June 30, 2022, the Company used cash in continuing operations of $569,545. At June 30, 2022, the Company had a cash balance of $2,439,386. Total revenues were approximately $4,248,000 and $ 2,945,000 for the six months ended June 30, 2022 and 2021. The Company had a working capital surplus from continuing operations of approximately $553,000 and $418,000 at June 30, 2022 and December 31, 2021. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations should be sufficient to meet our working capital requirements for the fiscal period ending December 31, 2022, however in order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, and raise capital through the issuance of common stock, or through a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be available on acceptable terms.

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

Principles of Consolidation - The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries , and non-wholly-owned subsidiaries that require consolidation per GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents - The Company considers cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts was approximately $156,000 and $247,000, respectively.

Other Receivables – Other receivables represents amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2022 the balance in other receivables as reported on the consolidated balance sheet was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the six months ended June 30, 2022 and 2021 was approximately $5,000 and $18,000 and for three months ended June 30, 2022 and 2021 was approximately $3,000 and $8,000, and is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.

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

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. Direct sales to customers are most typically a twelve-month contract for services and as such the revenue for each contract is recognized ratably over its twelve-month term. Event revenue is recognized in the month that the event takes place and e-commerce sales are for one-month job postings and the revenue from those sales are recognized in the month the sale is made. Our recruitment services mainly consist of the following products:

●	On-line job postings to our diversity sites and to our broader network of websites including the National Association for the Advancement of Colored People (“NAACP”), National Urban League, Kappa Alpha Psi, Phi Beta Sigma and many other partner organizations;

●	OFCCP job promotion and recordation services;

●	Diversity job fairs, both in person and virtual fairs;

●	Diversity recruitment job advertising services; and

●	Diversity executive staffing services.

Membership Fees and Related Services

Membership fees are collected up-front and member benefits become available immediately; however, those benefits remain available over the 12-month membership period. At the time of enrollment, membership fees are recorded as deferred revenue and are recognized as revenue ratably over the 12-month membership period. Members who are enrolled in this plan may cancel their membership in the program at any time and receive a partial refund (amount remaining in deferred revenue) or due to consumer protection legislation, a full refund based on the policies of the member’s credit card company.

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

The Company also previously disclosed in the 2019 Form 10-K that the seizure of PDN China’s assets had been lifted in March 2020. However, on April 22, 2021, the Company learned that RMB 18,841,064.15 (approximately $2.9 million) had been seized from the PDN China Account by Longxu District Court of Wuzhou City in Guangxi Province to satisfy a judgment in favor of the plaintiffs in the Gatewang Case. On April 26, 2021, the Company concluded that the seizure of such cash assets was a material reduction of Company assets and was reflected in its condensed consolidated balance sheets subsequent to the occurrence.

The Company has asserted its claim to these funds as the genuine owner to the Chinese officials and asked for their return. The Company plans to pursue all possible legal alternatives to have these funds returned to the Company but such return is uncertain at this time.

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying statement of operations. For the three and six months ended June 30, 2022, loss from discontinued operations was approximately $16,000 and $40,000 as compared to a loss from discontinued operations of approximately $46,000 and $61,000 for the three and six months ended June 30, 2021.

Assets and liabilities of China operations are included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. Current assets from discontinued operations were $4,600, as of June 30, 2022 and December 31, 2021, respectively, and long-term assets from discontinued operations were $197,554 at June 30, 2022, compared to $197,595 as of December 31, 2021. As of June 30, 2022, current liabilities from discontinued operations were $460,087, compared to $420,850 as of December 31, 2021.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, net of intercompany eliminations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues	$-	$-	$-	$-

Cost of Sales	3	18	14	21
Depreciation and amortization	-	-	-	-
Sales and marketing	-	-	-	-
General and administrative	8	21	15	30
Non-operating expense	0	10	0	10
Loss from discontinued operations before income tax	(11)	(49)	(29)	(61)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(11)	$(49)	(29)	(61)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three and six months ended June 30, 2022, the Company incurred advertising and marketing expenses of approximately $260,000 and $515,000, as compared to approximately $217,000 and $410,000 in the same periods of the fiscal 2021. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At June 30, 2022 and December 31, 2021, there were no prepaid advertising expenses, recorded in the accompanying balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2022.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended June 30, 2022 and 2021 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of June 30,
	2022	2021

Warrants to purchase common stock	-	125,000
Stock options	46,126	36,126
Unvested restricted stock	138,228	159,524
Total dilutive securities	184,354	320,650

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

Operations for RemoteMore are included in the Company’s consolidated financial statements at gross amounts as the Company has significant influence in the way RemoteMore operates. The 54.38% interest retained by the seller are included in the Company’s consolidated financial statements as noncontrolling interest. For the six months ended June 30, 2022, RemoteMore generated approximately $1,125,000 of revenues and incurred approximately $1,779,000 of operating costs, inclusive of amortization expense associated with the aforementioned intangible assets of approximately $461,000, for a loss before income taxes of approximately $668,000.

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

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. Direct sales to customers are most typically a twelve-month contract for services and as such the revenue for each contract is recognized ratably over its twelve-month term. Event revenue is recognized in the period that the event takes place and e-commerce sales are for sixty to ninety-day job postings and the revenue from those sales are recognized when the service is provided. The Company’s recruitment services mainly consist of the following products:

●	On-line job postings to our diversity sites and to our broader network of websites including the NAACP, National Urban League, Kappa Alpha Psi, Phi Beta Sigma and many other partner organizations;

●	OFCCP job promotion and recordation services;

●	Diversity job fairs, both in person and virtual fairs;

●	Diversity recruitment job advertising services; and

●	Diversity executive staffing services.

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

Revenue Concentration

The Company is in an alliance with another company to build, host, and manage the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the six months ended June 30, 2022 and 2021, the Company recorded approximately 11.2% and 11.0% of its recruitment services revenue from this alliance sales relationship.

Disaggregation of revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 13 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of June 30, 2022.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of approximately $1,977,000 are included in current deferred revenues, on the condensed consolidated balance sheets as of June 30, 2022. For the six months ended June 30, 2022, we recognized revenue associated with contract liabilities of approximately $1,458,000 that were included in the contract liabilities balance at the beginning of the period.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	June 30, 2022	December 31, 2021
Capitalized cost:
Balance, beginning of period	$43,038	$25,867
Additional capitalized cost	1,907	49,970
Provision for amortization	(8,950)	(32,799)
Balance, end of period	$35,995	$43,038

For the three months ended June 30, 2022 and 2021, amortization expense was approximately $4,600 and $9,100, and was approximately $9,000 and $18,900 for the six months ended June 30, 2022 and 2021, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
June 30, 2022	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,959,489)	$171,467
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(440,625)	1,875
Contracts acquired in RemoteMore acquisition	3-12 months	935,683	(730,354)	205,329
		13,046,792	(12,668,121)	378,671
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$469,071

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2021	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,921,386)	$209,570
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(440,208)	2,292
Contracts acquired in RemoteMore acquisition	3-12 months	935,683	(269,664)	666,019
		13,046,792	(12,168,911)	877,881
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$968,281

As of June 30, 2022, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2022	$243,850
2023	77,041
2024	57,780
2025	-
Net Carrying Amount	$378,671

For the three months ended June 30, 2022 and 2021, amortization expense was approximately $225,000 and $19,000 and for the six months ended June 30, 2022 and 2021 amortization expense was approximately $500,000 and $38,000, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

8. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

As of June 30, 2022, right of use assets and related lease obligations were $397,024 and $481,583, as recorded on the Company’s condensed consolidated balance sheets.

Other - PDN China’s bank account with a balance of approximately $195,000 was frozen by Guangzhou Police due to the Gatewang Case. The Company has classified this entire cash balance as a long-term asset presented in discontinued operations (see Note 3. - Summary of Significant Accounting Policies – Discontinued Operations).

Legal Proceedings

On June 7, 2022, the Company settled a lawsuit whereby NAPW Inc., a wholly-owned subsidiary of the Company, was named as a defendant in a Nassau County (NY) Supreme Court case [NAPW Case index No. LT 000421/2018; NAPW’s former Garden City, NY, office], and whereby TL Franklin Avenue Plaza LLC had sued and obtained a judgment against NAPW in the amount of $855,002, plus accrued interest through the settlement date. The settlement was for a cash payment of $70,000 to be made to the plaintiff, resulting in the reduction of the Company’s reserve and a one-time, non-cash gain to the Company of $908,564 reflected in the Company’s consolidated financial statements. A stipulation for settlement was filed with the court on June 7, 2022, and the lawsuit was effectively terminated with prejudice upon such filing.

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

As of June 30, 2022, CFL beneficially holds shares of the Company’s outstanding Common Stock equal to approximately 31%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

10. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of June 30, 2022, the Company had 16,682,497 shares of common stock outstanding.

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore USA, Inc., and as a component of the $500,000 to be paid within one year, the Company issued 279,720 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore (see Note 4 – Business Combinations).

Stock Buyback Plan – The Company has a share repurchase program (“Stock Buyback Plan”) under which it is authorized to purchase up to $2.0 million of its outstanding common shares. The timing and amount of any shares repurchased under the Stock Buyback Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. Repurchases may also be made under a plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Buyback Plan through June 30, 2022, the Company has purchased 417,995 shares of its common shares, for a total of approximately $387,000 at an average cost of approximately $0.92 per share (excluding commissions). Transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At June 30, 2022, the Company has approximately $1,617,000 repurchase authority remaining under the current Stock Buyback Plan.

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

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022 and 2021:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2022	66,126	$4.52	7.8	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - June 30, 2022	66,126	$4.52	7.2	$-

Exercisable at June 30, 2022	46,126	$5.57	6.5	$-

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2021	66,126	$5.24	8.3	$-
Granted	30,000	2.10	3.9
Exercised	-	-	-
Forfeited	(20,000)	3.69	-
Outstanding - June 30, 2021	76,126	$4.41	8.4	$-

Exercisable at June 30, 2021	26,126	$8.18	6.5	$-

Total unrecognized stock-based compensation expense related to unvested stock options at June 30, 2022 was approximately $21,000 and is expected to be recognized through the second quarter of 2024.

Warrants

As of June 30, 2022 and December 31, 2021, there were no warrants outstanding or exercisable.

Restricted Stock

As of June 30, 2022 and 2021, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2022	159,525
Granted	314,228
Forfeited	-
Vested	(335,525)
Outstanding – June 30, 2022	138,228

Number of
Shares
Outstanding - January 1, 2021	233,875
Granted	59,524
Forfeited	-
Vested	(133,875)
Outstanding - June 30, 2021	159,524

During the period ended June 30, 2022, the Company granted 138,228 restricted stock units (“RSUs”) to non-employee directors as partial compensation for their service as a director. The aggregate grant date fair value of the combined awards amounted to approximately $125,000. The RSU award to the Board members fully vest on the one-year anniversary after the date of grant. The Company also granted 176,000 RSU’s to certain officers and managers with immediate vesting. The aggregate grant date fair value of the combined awards amounted to approximately $159,000.

During the period ended June 30, 2020, the Company granted 300,000 RSUs to the Company’s Chief Executive Officer. The RSU award grant to the CEO vests 1/3 on the grant date and the remaining 2/3 vested equally on the annual grant date anniversary of the award over the remaining two years with the final vesting occurring in the period ended June 30, 2022. The aggregate grant date fair value of the combined awards amounted to approximately $1,107,000.

During the period ended June 30, 2021, the Company granted 59,525 RSUs to the Company’s non-employee directors as partial compensation for their service as a director. The RSU awards to the Board members fully vested on the one-year anniversary after the date of grant, occurring in the period ended June 30, 2022. The aggregate grant date fair value of the combined awards amounted to approximately $125,000.

The Company recorded non-cash stock-based compensation expense of approximately $400,000 and $299,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively, pertaining to restricted stock awards.

Total unrecognized stock-based compensation expense related to unvested restricted stock at June 30, 2022 was approximately $123,000 and is expected to be recognized through the second quarter of 2023.

12. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended June 30, 2022 and 2021, the Company recorded income tax expense of $15,547 and $49,934. For the six months ended June 30, 2022 and 2021, the Company recorded a benefit for income tax of $(10,241) and $(17,043). The decrease in income tax expense and benefit during the current three-month and six-month periods, as compared to the same periods in the prior year, was primarily due to an increase in discrete tax items and changes in the Company’s net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of June 30, 2022. The valuation allowance at June 30, 2022 was approximately $9,462,000. The net change in the valuation allowance during the six months ended June 30, 2022 was an increase of approximately $163,000.

13. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, (iii) RemoteMore (beginning in September 2021) and (iv) Corporate Overhead. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of June 30, 2022 and December 31, 2021 and results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$161,435	$-	$-	$161,435
Recruitment services	1,341,031	-	-	-	1,341,031
Contracted software development	-	-	647,868	-	647,868
Consumer advertising and marketing solutions	45,173	-	-	-	45,173
Total revenues	1,386,204	161,435	647,868	-	2,195,507
Income (loss) from continuing operations	177,773	726,222	(275,443)	(655,605)	(27,053)
Depreciation and amortization	6,892	19,527	205,618	-	232,037
Income tax expense (benefit)	8,791	18,658	-	(11,902)	15,547
Net income (loss) from continuing operations	170,329	707,577	(287,050)	(643,703)	(52,937)

	As of June 30, 2022
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	171,467	207,204	-	469,071
Assets from continuing operations	6,172,487	494,145	16,097	-	6,682,729

	Three Months Ended June 30, 2021
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$259,786	$-	$-	$259,786
Recruitment services	1,151,685	-	-	-	1,151,685
Contracted software development	-	-	-	-	-
Consumer advertising and marketing solutions	48,694	-	-	-	48,694
Total revenues	1,200,379	259,786	-	-	1,460,165
Income (loss) from continuing operations	293,211	(171,460)	-	(663,279)	(541,528)
Depreciation and amortization	2,419	26,657	-	-	29,076
Income tax benefit	(18,675)	14,885	-	53,724	49,934
Net loss from continuing operations	313,443	(186,051)	-	(717,003)	(589,612)

	As of December 31, 2021
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	209,570	668,311	-	968,281
Assets from continuing operations	7,596,499	684,881	501,198	-	8,782,578

	Six Months Ended June 30, 2022
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$357,444	$-	$-	$357,444
Recruitment services	2,674,395	-	-	-	2,674,395
Contracted software development	-	-	1,124,960	-	1,124,960
Consumer advertising and marketing solutions	91,588	-	-	-	91,588
Total revenues	2,765,983	357,444	1,124,960	-	4,248,387
Income (loss) from continuing operations	450,063	(518,345)	(653,722)	(1,257,952)	(943,266)
Depreciation and amortization	13,114	38,959	461,236	-	513,309
Income tax expense (benefit)	17,878	5,641	-	(33,760)	(10,241)
Net income (loss) from continuing operations	436,460	512,881	(667,610)	(1,224,192)	(942,461)

	Six Months Ended June 30, 2021
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$524,422	$-	$-	$524,422
Recruitment services	2,326,765	-	-	-	2,326,765
Contracted software development	-	-	-	-	-
Consumer advertising and marketing solutions	93,830	-	-	-	93,830
Total revenues	2,420,595	524,422	-	-	2,945,017
Income (loss) from continuing operations	606,035	(417,879)	-	(1,553,159)	(1,365,005)
Depreciation and amortization	3,597	55,086	-	-	58,683
Income tax expense (benefit)	9,431	(5,735)	-	(20,739)	(17,043)
Net income (loss) from continuing operations	599,338	(412,144)	-	(1,532,420)	(1,345,227)

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

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Note Regarding Forward-Looking Statements” section of this Quarterly Report on Form 10-Q and Item 1A. Risk Factors of our 2021 Form 10-K for a discussion of these risks and uncertainties.

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

We currently operate in three business segments. PDN Network, our primary business segment, includes online professional job seeking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups. Our second business segment consists of the NAPW Network, a women-only professional networking organization. Our third business segment consists of RemoteMore, which connects companies with reliable, cost-efficient developers with less effort and friction, and empowers software developers to find meaningful jobs regardless of their location.

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

	Six Months Ended June 30,
	2022	2021
Revenues:
Membership fees and related services	8.4%	17.7%
Recruitment services	62.9%	79.0%
Contracted software development	26.5%	-%
Consumer advertising and marketing solutions	2.2%	3.3%

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

	Six Months Ended June 30,
	2022	2021
Cost of revenues:
PDN Network	35.8%	87.0%
NAPW Network	7.9%	13.0%
RemoteMore	56.3%	-%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$161	$260	$(99)	(38.1)%
Recruitment services	1,341	1,152	189	16.4%
Contracted software development	648	-	648	100.0%
Consumer advertising and marketing solutions	45	49	(4)	(8.2)%
Total revenues	$2,195	$1,461	$734	50.2%

Total revenues for the three months ended June 30, 2022 increased approximately $734,000, or 50.2%, to approximately $2,195,000 from approximately $1,461,000 during the same period in the prior year. The increase was predominately attributable to an approximate $648,000 of contracted software development related to RemoteMore for which there was no comparable activity in the same period of the prior year. Also contributing to the increase in the period was an increase in recruitment services revenues of approximately $189,000, partially offset by an approximate $99,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year.

	Six Months Ended June 30		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$357	$524	$(167)	(31.9)%
Recruitment services	2,674	2,327	347	14.9%
Contracted software development	1,125	-	1,125	100.0%
Consumer advertising and marketing solutions	92	94	(2)	(2.1)%
Total revenues	$4,248	$2,945	$1,303	44.2%

Total revenues for the six months ended June 30, 2022 increased approximately $1,303,000, or 44.2%, to approximately $4,248,000 from approximately $2,945,000 during the same period in the prior year. The increase was predominately attributable to an approximate $1,125,000 of contracted software development related to RemoteMore for which there was no comparable activity in the same period of the prior year. Also contributing to the increase in the period was an increase in recruitment services revenues of approximately $347,000, partially offset by an approximate $167,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,386	$1,201	$185	15.4%
NAPW Network	161	260	(99)	(38.1)%
RemoteMore	648	-	648	100.0%
Total revenues	$2,195	$1,461	$734	50.2%

During the three months ended June 30, 2022, our PDN Network generated approximately $1,386,000 in revenues compared to approximately $1,201,000 in revenues during the three months ended June 30, 2021, an increase of approximately $185,000 or 15.4 percent. The increase in revenues was primarily driven by event revenues of approximately $111,000, and job placement commissions of approximately $86,000, slightly offset by a decline in other diversity recruitment initiatives by our clients.

During the three months ended June 30, 2022, NAPW Network revenues were approximately $161,000, compared to revenues of approximately $260,000 during the same period in the prior year, a decrease of approximately $99,000 or 38.1 percent. The decrease in revenues was primarily due to an approximate $75,000 decrease in legacy membership retention rates as compared to the same period in the prior year, and the continued effects of COVID-19 causing new membership enrollment to decline throughout 2021 and the second quarter of 2022. Retention rates for new members that have enrolled in 2021 have continued to increase as compared to the same period in prior year. We believe that the membership services that we provide to our customers continues to represent a discretionary spending item and the services that we provide were postponed by the consumer as a result of the financial and economic impact of COVID-19 and the current economy.

During the three months ended June 30, 2022, RemoteMore revenue was approximately $648,000, for which there was no comparable revenue in the same period of the prior year.

	Six Months Ended June 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$2,766	$2,421	$345	14.3%
NAPW Network	357	524	(167)	(31.9)%
RemoteMore	1,125	-	1,125	100.0%
Total revenues	$4,248	$2,945	$1,303	44.2%

During the six months ended June 30, 2022, our PDN Network generated approximately $2,766,000 in revenues compared to approximately $2,421,000 in revenues during the six months ended June 30, 2021, an increase of approximately $345,000 or 14.3 percent. The increase in revenues was primarily driven by job placement commissions of approximately $161,000, event revenues of $120,000, and continued diversity recruitment initiatives by our clients of $65,000.

During the six months ended June 30, 2022, NAPW Network revenues were approximately $357,000, compared to revenues of approximately $524,000 during the same period in the prior year, a decrease of approximately $167,000 or 31.9 percent. The decrease in revenues was primarily due to an approximate $130,000 decrease in legacy membership retention rates as compared to the same period in the prior year, and the continued effects of COVID-19 causing new membership enrollment to decline throughout 2021 and the second quarter of 2022. Retention rates for new members that have enrolled in 2021 have continued to increase as compared to the same period in prior year. We believe that the membership services that we provide to our customers continues to represent a discretionary spending item and the services that we provide were postponed by the consumer as a result of the financial and economic impact of COVID-19 and the current economy.

During the six months ended June 30, 2022, RemoteMore revenue was approximately $1,125,000, for which there was no comparable revenue in the same period of the prior year.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$932	$260	$672	258.5%
Sales and marketing	700	600	100	16.7%
General and administrative	359	1,112	(753)	(67.7)%
Depreciation and amortization	232	29	203	700.0%
Total cost and expenses:	$2,223	$2,001	$222	11.1%

	Six Months Ended June 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$1,794	$521	$1,273	244.3%
Sales and marketing	1,419	1,300	119	9.2%
General and administrative	1,466	2,430	(964)	(39.7)%
Depreciation and amortization	513	59	454	769.5%
Total cost and expenses:	$5,192	$4,310	$882	20.5%

Cost of revenues: Cost of revenues during the three months ended June 30, 2022 was approximately $932,000, an increase of approximately $672,000, or 258.5 percent, from approximately $260,000 during the same period of the prior year. The increase was predominately attributed to approximately $543,000 of contracted software development costs related to RemoteMore, for which there was no comparable activity in the same period of the prior year. Also contributing to the increase was approximately $130,000 of costs as a direct result of increased revenues.

Cost of revenues during the six months ended June 30, 2022 was approximately $1,794,000, an increase of approximately $1,273,000, or 244.3 percent, from approximately $521,000 during the same period of the prior year. The increase was predominately attributed to approximately $1,010,000 of contracted software development costs related to RemoteMore, for which there was no comparable activity in the same period of the prior year. Also contributing to the increase was approximately $263,000 of costs as a direct result of increased revenues.

Sales and marketing expense: Sales and marketing expense during the three months ended June 30, 2022 was approximately $700,000, an increase of approximately $100,000, or 16.7 percent, from $600,000 during the same period in the prior year.

Sales and marketing expense during the six months ended June 30, 2022 was approximately $1,419,000, an increase of approximately $119,000, or 9.2 percent, from $1,300,000 during the same period in the prior year.

General and administrative expense: General and administrative expenses decreased by approximately $753,000, or 67.7 percent, to approximately $359,000 during the three months ended June 30, 2022, as compared to the same period in the prior year. The decrease was predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $909,000, a reduction in other legal expenses and litigation charges of $174,000 and comparable payroll related costs of approximately $53,000, offset by an increase of $23,000 related to discretionary incentive payments made as compared to the same period in the prior year. Offsetting the decrease were increases in expenses related to RemoteMore of approximately $175,000, for which there were no comparable charges in the same period in the prior year, share based compensation of $78,000, and purchased services of $52,000. In addition, the three month period ended June 30, 2021 included $60,000 in mergers and acquisition expenses, for which there was no comparable expense in the current period.

General and administrative expenses decreased by approximately $964,000, or 39.7 percent, to approximately $1,466,000 during the six months ended June 30, 2022, as compared to the same period in the prior year. The decrease was predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $909,000, a result of reductions of comparable payroll related costs of approximately $250,000, of which approximately $52,000 related to discretionary incentive payments made in the prior year as compared to the current period. Also contributing to the decrease were reductions in other legal expenses and litigation charges of $152,000, and various other general and administrative expenses of $105,000. Offsetting the reduction in expenses were increases in charges related to RemoteMore of approximately $308,000, for which there were no comparable charges in the same period in the prior year, other purchased services of approximately $120,000, share-based compensation of $96,000, and accounting expenses of $72,000.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended June 30, 2022 was approximately $232,000, an increase of approximately $203,000, compared to approximately $29,000 during the same period in the prior year. The increase was primarily attributable to approximately $206,000 of amortization expense related to RemoteMore’s intangible assets, for which there were no comparable charges in the same period of the prior year, partially offset by assets and intangible assets reaching the end of their useful lives.

Depreciation and amortization expense during the six months ended June 30, 2022 was approximately $513,000, an increase of approximately $454,000, compared to approximately $59,000 during the same period in the prior year. The increase was primarily attributable to approximately $461,000 of amortization expense related to RemoteMore’s intangible assets, for which there were no comparable charges in the same period of the prior year, partially offset by assets and intangible assets reaching the end of their useful lives.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,208	906	302	33.3%
NAPW Network	(565)	431	(996)	(231.1)%
RemoteMore	923	-	923	100.0%
Corporate Overhead	656	664	(8)	(1.2)%
Total costs and expenses:	$2,222	$2,001	$221	11.0%

	Six Months Ended June 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$2,316	1,815	501	27.6%
NAPW Network	(161)	942	(1,103)	(117.1)%
RemoteMore	1,779	-	1,779	100.0%
Corporate Overhead	1,258	1,553	(295)	(19.0)%
Total costs and expenses:	$5,192	$4,310	$882	20.5%

For the three months ended June 30, 2022, costs and expenses related to our PDN Network segment increased by approximately $302,000, or 33.3%, as compared to the same period in the prior year. The increase is primarily as a result of increases in general and administrative and other costs of approximately $105,000, approximately $76,000 related to costs of revenues and $122,000 of sales and marketing costs driving the aforementioned increased revenues, as compared to the same period in the prior year.

For the six months ended June 30, 2022, costs and expenses related to our PDN Network segment increased by approximately $501,000, or 27.6%, as compared to the same period in the prior year. The increase is primarily as a result of general and administrative and other costs of approximately $258,000, approximately $104,000 related to costs of revenues and $173,000 of sales and marketing costs driving the aforementioned increased revenues, as compared to the same period in the prior year.

For the three months ended June 30, 2022, costs and expenses related to the NAPW Network decreased by approximately $996,000, or 231.1 percent. The decrease in the period is predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $909,000, and reductions of approximately $977,000 of other legal expenses and litigation costs, $18,000 related to credit card fees due to a switch in credit card processors, and $8,000 in direct costs of revenues. Partially offsetting the decrease was approximately $9,000 in additional marketing costs compared to the same period in the prior year.

For the six months ended June 30, 2022, costs and expenses related to the NAPW Network decreased by approximately $1,103,000, or 117.1 percent. The decrease in the period is predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $909,000, and reductions of approximately $180,000 of payroll related costs, predominately as a result of cost containment initiatives implemented in the prior year, $41,000 related to other legal expenses and litigation costs and $16,000 related to sales and marketing costs, partially offset by an increase of approximately $75,000 in costs of revenues due to increased conference expenses and member benefits in an effort to increase future revenues.

For the three months ended June 30, 2022, cost and expenses related to RemoteMore was approximately $923,000 predominately consisting of contractor costs of approximately $543,000, amortization of intangibles of approximately $206,000, and other operating costs of approximately $175,000. There were no comparable costs in the same period of the prior year.

For the six months ended June 30, 2022, cost and expenses related to RemoteMore was approximately $1,779,000 predominately consisting of contractor costs of approximately $1,009,000, amortization of intangibles of approximately $461,000, and other operating costs of approximately $308,000. There were no comparable costs in the same period of the prior year.

For the three months ended June 30, 2022, costs and expenses related to Corporate Overhead decreased by approximately $8,000, or 1.2 percent, as compared to the same period in the prior year. The reduction is primarily as a result of decreases in legal costs of approximately $61,000, payroll related costs by $43,000, and other miscellaneous state taxes and filing fees by approximately $59,000. Partially offsetting the reductions were increased stock-based compensation costs of approximately $78,000, and mergers and acquisitions costs of $60,000 in the prior year for which there was no comparable costs in the current period.

For the six months ended June 30, 2022, costs and expenses related to Corporate Overhead decreased by approximately $295,000, or 19.0 percent, as compared to the same period in the prior year. The reduction is primarily as a result of decreases in legal expenses of approximately $135,000, payroll related costs by approximately $133,000, of which $58,000 related to discretionary incentive payments made in the prior year for which there were no comparable charges in the current period, mergers and acquisition costs by approximately $50,000 and other miscellaneous state taxes and filing fees by approximately $146,000. Partially offsetting the reductions were increased stock-based compensation costs of approximately $96,000, and professional and other services by approximately $59,000 as compared to the same period in the prior year.

Income Tax Benefit

	Three Months Ended June 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$16	$50	$(34)	(68.0)%

	Six Months Ended June 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$(10)	$(17)	$7	41.2%

During the three months ended June 30, 2022 and 2021, we recorded income tax expense of approximately $16,000 and $50,000. The slight decrease in income tax expense during the current period was primarily due to changes in discrete tax items and in the Company’s net operating losses.

During the six months ended June 30, 2022 and 2021, we recorded an income tax benefit of approximately $10,000 and $17,000. The slight decrease in income tax benefit during the current period was primarily due to changes in discrete tax items and in the Company’s net operating losses.

Net loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$170	239	(69)	(28.9)%
NAPW Network	708	(186)	894	480.6%
RemoteMore	(287)	-	(287)	(100.0)%
Corporate Overhead	(643)	(643)	0	0.0%
Consolidated net loss from continuing operations	$(52)	$(590)	$538	91.2%

	Six Months Ended June 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$436	599	(163)	(27.2)%
NAPW Network	513	(412)	925	224.5%
RemoteMore	(668)	-	(668)	(100.0)%
Corporate Overhead	(1,224)	(1,532)	308	20.1%
Consolidated net loss from continuing operations	$(943)	$(1,345)	$402	29.9%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the three months ended June 30, 2022, we incurred a net loss of approximately $52,000 from continuing operations, an increase of approximately $538,000 or 91.2 percent, compared to a net loss of approximately $590,000 during the three months ended June 30, 2021. During the six months ended June 30, 2022, we incurred a net loss of approximately $943,000 from continuing operations, an increase of approximately $402,000 or 29.9 percent, compared to a net loss of approximately $1,345,000 during the same period in the prior year.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the statements of operation and comprehensive loss as loss from discontinued operations.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues	$-	$-	-	-

Cost of Sales	3	18	14	21
Depreciation and amortization	-	-	-	-
Sales and marketing	-	-	-	-
General and administrative	8	21	15	30
Non-operating expense	0	10	0	10
Loss from discontinued operations before income tax	(11)	(49)	(29)	(61)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(11)	$(49)	(29)	(61)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$2,439	$3,403
Working capital (deficiency)	$553	$418

Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock, if any. As of June 30, 2022, we had cash and cash equivalents of $2,439,386 compared to cash and cash equivalents of $3,402,697 at December 31, 2021. We had an accumulated deficit of $($96,392,020) at June 30, 2022. During the six months ended June 30, 2022, we generated a net loss from continuing operations of $($942,461). During the six months ended June 30, 2022, the Company used cash in continuing operations of $569,545.

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

We are closely monitoring operating costs and capital requirements. Our Management continues to contain and reduce costs, including terminating non-performing employees and eliminating certain positions, replacing and negotiating with certain vendors, and implementing technology to reduce manual time spent on routine operations. If we are still not successful in sufficiently reducing our costs, we may then need to dispose of our other assets or discontinue business lines.

While we believe that our cash and cash equivalents at June 30, 2022 and cash flow from operations should be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2022, beyond that time frame our available funds and cash flow from operations may not be sufficient to meet our working capital requirements without the need to increase revenues or raise capital by the issuance of common stock. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances similar to COVID-19 will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Six Months Ended June 30,
	2022	2021
Cash provided by (used in) continued operations	(in thousands)
Operating activities	$(570)	$(663)
Investing activities	(7)	(81)
Financing activities	(387)	1,167
Effect of exchange rate fluctuations on cash and cash equivalents	1	(33)
Cash provided by (used in) discontinued operations	-	-
Net increase (decrease) in cash and cash equivalents	$(963)	$390

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of June 30, 2022 and December 31, 2021, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the six months ended June 30, 2022, was approximately $570,000. We had a net loss from continuing operations of approximately $942,000 during the six months ended June 30, 2022, which included a non-cash litigation settlement reserve of approximately $909,000, stock-based compensation expense of approximately $405,000, depreciation and amortization expense of approximately $513,000, which was partially offset by deferred tax benefit of approximately $16,000 and amortization of right-of-use assets of approximately $5,000. We received $190,000 in cash resulting in a decrease of our Merchant Reserve. Changes in operating assets and liabilities provided approximately $193,000 of cash during the six months ended June 30, 2022, consisting primarily of decreases in accounts receivable, partially offset by increases in prepaid expenses, accounts payable, accrued expenses, and deferred revenues.

Net cash used in operating activities from continuing operations during the six months ended June 30, 2021, was approximately $663,000. We had a net loss of approximately $1,345,227 during the six months ended June 30, 2021, which included a stock-based compensation expense of approximately $309,000, depreciation of amortization expense of $52,000 and amortization of right-of-use assets of $46,000, which was partially offset by deferred tax benefit of approximately $17,000. Changes in operating assets and liabilities used approximately $162,462 of cash during the six months ended June 30, 2021, consisting primarily of increases in accounts receivable, accounts payable, deferred revenue and accrued expenses, partially offset by decreases in deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2022, was approximately $7,000, which consisted of investments in developed technology and computer equipment purchases.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2021, was $81,000, which consisted of payments for investment deposits of $60,000 and $21,000 related to computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash used in financing activities from continuing operations during the six months ended June 30, 2022, was approximately $387,000 which consisted of the reacquisition of previously issued common stock as a result of the stock buyback plan.

Net cash provided by financing activities from continuing operations during the six months ended June 30, 2021 was $1,167,000, which reflected proceeds from the sale of common stock.

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

The following non-GAAP financial information in the tables that follow are reconciled to comparable information presented using GAAP, derived by adjusting amounts determined in accordance with GAAP for certain items presented in the accompanying selected operating statement data.

The adjustments for the three and six months ended June 30, 2021 relate to stock-based compensation, litigation settlement reserves, depreciation and amortization, interest and other income and income tax expense (benefit).

The adjustments for the three and six months ended June 30, 2022 relate to stock-based compensation, litigation settlement reserves, loss attributable to noncontrolling interest, depreciation and amortization, interest and other income and income tax expense (benefit).

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Loss from Continuing Operations	$(53)	$(590)
Stock-based compensation	281	203
Litigation settlement reserve	(925)	75
Loss attributable to noncontrolling interest	155	-
Depreciation and amortization	232	29
Interest and other income	(1)	(2)
Income tax expense (benefit)	16	50
Adjusted EBITDA	$(295)	$(235)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Loss from Continuing Operations	$(943)	$(1,345)
Stock-based compensation	405	309
Litigation settlement reserve	(909)	75
Loss attributable to noncontrolling interest	359	-
Depreciation and amortization	513	59
Interest and other income	(4)	(3)
Income tax expense (benefit)	(10)	(17)
Adjusted EBITDA	$(589)	$(922)

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the six months ended June 30, 2022 and 2021, we recorded approximately 11.2% and 11.0% of our recruitment services revenue from this alliance sales relationship.

Recent Accounting Pronouncements

See Note 3 to our financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2022, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on June 30, 2022, and during the period prior to and including the date of this report.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

On June 7, 2022, we settled a lawsuit whereby NAPW Inc., a wholly-owned subsidiary of ours, was named as a defendant in a Nassau County (NY) Supreme Court case [NAPW Case index No. LT 000421/2018; NAPW’s former Garden City, NY, office], and whereby TL Franklin Avenue Plaza LLC had sued and obtained a judgment against NAPW in the amount of $855,002, plus accrued interest through the settlement date. The settlement was for a cash payment of $70,000 to be made to the plaintiff, resulting in the reduction of our reserve and a one-time, non-cash gain for $908,564 reflected in our consolidated financial statements. A stipulation for settlement was filed with the court on June 7, 2022, and the lawsuit was effectively terminated with prejudice upon such filing.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
January 1, 2022 — March 31, 2022
Stock buyback program (1)	141,987	$0.98	141,987	$1,860
April 1, 2022— April 30, 2022
Stock buyback program (1)	115,890	$0.98	115,890	$1,746
May 1, 2022 — May 31, 2022
Stock buyback program (1)	72,549	$0.86	72,549	$1,687
June 1, 2022 — June 30, 2022
Stock buyback program (1)	87,569	$0.80	87,569	$1,617
	417,995		417,995

(1)	We have a share repurchase program (“Stock Buyback Plan”) under which we are authorized to purchase up to $2.0 million of our outstanding common shares. The timing and amount of any shares repurchased under the Stock Buyback Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Buyback Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

We purchased 417,995 shares of our common stock during the six-month period ended June 30, 2022, at an average cost of approximately $0.92 per share (excluding commissions), for a total of approximately $387,000. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At June 30, 2022, we had approximately $1,617,000 repurchase authority remaining under the current Stock Buyback Plan.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: August 15, 2022	By:	/s/ Larry Aichler
	Name:	Larry Aichler
	Title:	Chief Financial Officer

