Form 10-Q
period 2022-09-30
Professional Diversity Network, Inc.
filed 2022-11-14
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

There were 18,409,281 shares outstanding of the registrant’s common stock as of November 14, 2022.

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

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors” of our 2021 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2022	December 31, 2021
	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,462,958	$3,402,697
Accounts receivable, net	896,307	1,389,112
Other receivables	350,252	350,000
Prepaid expense and other current assets	728,096	450,784
Current assets from discontinued operations	4,600	4,600
Total current assets	3,442,213	5,597,193

Property and equipment, net	35,852	29,040
Capitalized technology, net	44,530	43,038
Goodwill	1,274,785	1,274,785
Intangible assets, net	244,482	968,281
Right-of-use assets	381,311	427,652
Merchant reserve	30,849	380,849
Security deposits	66,340	66,340
Long-term investments	1,350,000	-
Long-term assets from discontinued operations	197,201	197,595
Total assets	$7,067,563	$8,984,773

Current Liabilities:
Accounts payable	$417,225	$248,595
Accrued expenses	1,122,274	1,878,415
Deferred revenue	1,678,890	2,149,885
Stock to be issued	-	400,000
Lease liability, current portion	91,387	81,825
Current liabilities from discontinued operations	483,841	420,850
Total current liabilities	3,793,617	5,179,570

Lease liability, non-current portion	372,208	434,938
Other long-term liabilities	100,000	100,000
Deferred tax liability	120,707	162,360
Total liabilities	4,386,532	5,876,868

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 18,989,165 shares and 16,068,300 shares issued as of September 30, 2022 and December 31, 2021, and 18,409,281 and 16,067,252 shares outstanding as of September 30, 2022 and December 31, 2021.	184,093	160,673
Additional paid in capital	100,606,407	98,440,172
Accumulated other comprehensive (loss) income	(14,604)	6,565
Accumulated deficit	(97,351,520)	(95,779,817)
Treasury stock, at cost; 579,884 shares at September 30, 2022 and 1,048 shares at December 31, 2021	(552,562)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	2,871,814	2,790,476
Noncontrolling interest	(190,783)	317,429
Total stockholders’ equity	2,681,031	3,107,905
Total liabilities and stockholders’ equity	$7,067,563	$8,984,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Membership fees and related services	$152,462	$240,048	509,906	764,470
Recruitment services	1,165,213	1,368,440	3,839,608	3,695,205
Product sales and other	757,492	19,010	1,882,452	19,010
Consumer advertising and marketing solutions	39,328	55,517	130,916	149,347
Total revenues	2,114,495	1,683,015	6,362,882	4,628,032

Costs and expenses:
Cost of revenues	1,228,542	346,525	3,022,657	867,726
Sales and marketing	759,885	525,820	2,179,136	1,826,319
General and administrative	1,003,956	873,504	2,468,934	3,303,143
Depreciation and amortization	232,748	29,668	746,057	88,351
Total costs and expenses	3,225,131	1,775,517	8,416,784	6,085,539

Loss from continuing operations	(1,110,636)	(92,502)	(2,053,902)	(1,457,507)

Other income (expense)
Interest and other income	(10,083)	2,393	(19,519)	5,128
Other income (expense), net	(10,083)	2,393	(19,519)	5,128

Loss before income tax expense (benefit)	(1,120,719)	(90,109)	(2,073,421)	(1,452,379)
Income tax expense (benefit)	(25,479)	(1,724)	(35,720)	(18,767)
Loss from continuing operations, net of tax	(1,095,240)	(88,385)	(2,037,701)	(1,433,612)
Loss from discontinued operations	(13,319)	(10,714)	(42,213)	(71,800)
Net loss including non-controlling interests	$(1,108,559)	$(99,099)	(2,079,914)	(1,505,412)
Net loss attributable to non-controlling interests	149,059	18,537	508,212	18,537
Net loss attributable to Professional Diversity Network, Inc.	$(959,500)	$(80,562)	(1,571,702)	(1,486,875)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(959,500)	$(80,562)	(1,571,702)	(1,486,875)
Foreign currency translation adjustments	(10,787)	(799)	(21,169)	(289,452)
Comprehensive loss, net of tax	$(970,287)	$(81,361)	(1,592,871)	(1,776,327)

Loss per share attributable to Professional Diversity Network, Inc., basic and diluted:
Continuing operations	$(0.07)	$(0.01)	(0.13)	(0.10)
Discontinued operations	$-	$-	-	(0.01)
Net loss attributable to Professional Diversity Network, Inc.	$(0.07)	$(0.01)	(0.13)	(0.11)

Weighted average shares outstanding:
Basic and diluted	16,922,988	15,115,167	16,390,563	13,830,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

			Additional				Other	Noncontrolling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interests in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity
Balance at January 1, 2022	16,067,252	$160,673	$98,440,172	$(95,779,818)	1,048	$(37,117)	$6,565	$317,429	$3,107,905

Issuance of common stock	2,006,504	20,065	1,729,935	-	-	-	-	-	1,750,000
Share-based compensation	335,525	3,355	436,300	-	-	-	-	-	439,655
Stock Buyback Plan	-	-	-	-	579,884	(515,445)	-	-	(515,445)
Translation adjustments	-	-	-	-	-	-	(21,169)		(21,169)
Net loss	-	-	-	(1,571,702)	-	-	-	(508,212)	(2,079,914)
Balance at September 30, 2022	18,409,281	$184,093	$100,606,407	$(97,351,520)	580,932	$(552,562)	$(14,604)	$(190,783)	2,681,031

							Accumulated
			Additional				Other	Noncontrolling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interests in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity
Balance at January 1, 2021	12,819,843	$128,198	$95,985,080	$(93,022,835)	1,048	$(37,117)	$292,506	$-	$3,345,832

Sale of common stock	2,919,355	29,194	4,249,256	-	-	-	-	-	4,278,451
Issuance of common stock	279,054	2,791	163,709	-	-	-	-	-	166,500
Share-based compensation	-	-	435,915	-	-	-	-	-	435,915
Adjustment from discontinued operations	-	-	(2,591,724)	-	-	-	-	-	(2,591,724)
Noncontrolling interest in subsidiary	-	-	-	-	-	-	-	510,184	510,184
Translation adjustments	-	-	-	-	-	-	(289,452)	-	(289,452)
Net loss	-	-	-	(1,486,875)	-	-	-	(18,537)	(1,505,412)
Balance at September 30, 2021	16,018,252	$160,183	$98,242,246	$(94,509,710)	1,048	$(37,117)	$3,054	$491,647	4,350,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Loss from continuing operations	$(2,037,701)	$(1,433,612)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	746,057	88,351
Deferred tax benefit	(35,720)	(18,347)
Amortization of right-of-use asset	(6,827)	68,540
Stock-based compensation expense	439,655	435,914
Litigation settlement reserve	(908,564)	75,000
Reduction of merchant reserve	350,000	380,000
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	492,553	(379,828)
Prepaid expenses and other current assets	(277,312)	103,263
Incremental direct costs	-	10,845
Accounts payable	168,630	(441,603)
Accrued expenses	146,490	(150,649)
Deferred revenue	(470,995)	102,381
Net cash used in operating activities - continuing operations	(1,393,734)	(1,159,745)
Net cash used in operating activities - discontinued operations	(5,633)	(33,443)
Net cash used in operating activities	(1,399,367)	(1,193,188)

Cash flows from investing activities:
Costs incurred to develop technology	(17,085)	(28,663)
Purchases of property and equipment	(13,477)	(37,282)
Payments for investment deposits	-	(350,000)
Acquisition of equity interest in RemoteMore USA, Inc.	-	(863,333)
Net cash used in investing activities	(30,562)	(1,279,278)

Cash flows from financing activities:
Proceeds from the sale of common stock	-	4,444,950
Repurchases of common stock	(515,445)	-
Net cash (used in) provided by financing activities	(515,445)	4,444,950

Effect of exchange rate fluctuations on cash and cash equivalents	5,635	2,420
Net (decrease) increase in cash and cash equivalents	(1,939,739)	1,974,904
Cash, cash equivalents, beginning of period	3,402,697	2,117,569
Cash and cash equivalents, end of period	1,462,958	4,092,473

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Description of Business

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our 2021 Form 10-K.

Professional Diversity Network, Inc. (“the Company”, “PDN, Inc.”, “we,” “our,” or “us,”) is both the operator of the Professional Diversity Network (the “PDN Network,” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, Disabled, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ+). The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. In addition, PDN, Inc. owns 45.62% of RemoteMore USA, Inc. (“RemoteMore USA” or “RemoteMore”). Due to having significant influence in its guidance and operations, the Company consolidates RemoteMore USA’s operations into its condensed consolidated financial statements.

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

2. Going Concern and Management’s Plans

At September 30, 2022, the Company’s principal sources of liquidity were its cash and cash equivalents.

The Company had an accumulated deficit of $(97,351,520) at September 30, 2022. During the three and nine months ended September 30, 2022, the Company generated a loss from continuing operations, net of tax, of $(1,095,240) and $(2,037,701). During the nine months ended September 30, 2022, the Company used cash in continuing operations of $1,393,734. At September 30, 2022, the Company had a cash balance of $1,462,958. Total revenues were approximately $6,363,000 and $4,628,000 for the nine months ended September 30, 2022 and 2021. Total revenues were approximately $2,114,000 and $1,683,000 for the three months ended September 30, 2022 and 2021. The Company had a working capital surplus from continuing operations of approximately $128,000 and $834,000 at September 30, 2022 and December 31, 2021. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with GAAP.

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

Significant estimates underlying the financial statements include: the fair value of acquired assets and liabilities associated with acquisitions, the assessment of goodwill for impairment, intangible assets and long-lived assets for impairment, allowances for doubtful accounts and assumptions related to the valuation allowances on deferred taxes, impact of applying the revised federal tax rates on deferred taxes, the valuation of stock-based compensation and the valuation of stock warrants.

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

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2022 and December 31, 2021, the allowance for doubtful accounts was approximately $129,000 and $247,000, respectively.

Other Receivables – Other receivables represents amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2022 and December 31, 2021, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the nine months ended September 30, 2022 and 2021 was approximately $7,000 and $24,000 and for three months ended September 30, 2022 and 2021 was approximately $2,000 and $6,000, and is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.

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

Revenue Recognition – Revenue is recognized when all of the following conditions exist: (1) persuasive evidence of an arrangement exists, (2) services are performed, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. (See Note 5 – Revenue Recognition.)

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

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying statements of operations. For the three and nine months ended September 30, 2022, loss from discontinued operations was approximately $(13,000) and $(42,000) as compared to a loss from discontinued operations of approximately $(11,000) and $(72,000) for the three and nine months ended September 30, 2021.

Assets and liabilities of China operations are included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. Current assets from discontinued operations were $4,600, as of September 30, 2022 and December 31, 2021, respectively, and long-term assets from discontinued operations were $197,201 at September 30, 2022, compared to $197,595 as of December 31, 2021. As of September 30, 2022, current liabilities from discontinued operations were $483,841, compared to $420,850 as of December 31, 2021.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, net of intercompany eliminations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-

General, administrative and other expenses	(13,319)	(10,713)	(42,213)	(71,800)
Loss from discontinued operations before income tax	(13,319)	(10,713)	(42,213)	(71,800)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(13,319)	$(10,713)	$(42,213)	$(71,800)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three and nine months ended September 30, 2022, the Company incurred advertising and marketing expenses of approximately $347,000 and $862,000, as compared to approximately $198,000 and $608,000 in the same periods of the fiscal 2021. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At September 30, 2022 and December 31, 2021, there were no prepaid advertising expenses, recorded in the accompanying balance sheets.

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

Income Taxes - The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement basis and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined to be more likely than not that the benefit of such deferred tax asset will not be realized in future periods. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reduced.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2022.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended September 30, 2022 and 2021 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of September 30,
	2022	2021

Warrants to purchase common stock	-	125,000
Stock options	46,126	26,126
Unvested restricted stock	138,228	159,524
Total dilutive securities	184,354	310,650

Reclassifications - Certain prior year amounts in the Consolidated Statements of Operations and Comprehensive Loss have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers that are Smaller Reporting Companies, the amendments in this update are effective for fiscal years beginning after January 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal 2023.

4. Business Combinations

On September 20, 2021, the Company acquired a 45.62% interest in RemoteMore, a software developer recruiting company, for an estimated total purchase price of $1,363,333, paying $863,333 in cash and $500,000 to be paid within one year, or until certain factors of the agreement are met. The acquisition is expected to significantly grow the Company’s revenues and recruiting platform and also included bringing onboard Boris Krastev and Boris Borisov, the co-founders of RemoteMore.

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

Operations for RemoteMore are included in the Company’s consolidated financial statements at gross amounts as the Company has significant influence in the way RemoteMore operates. The 54.38% interest retained by the seller are included in the Company’s consolidated financial statements as noncontrolling interest. For the three and nine months ended September 30, 2022, RemoteMore generated consolidated amounts of approximately $757,000 and $1,882,000 of revenues and incurred approximately $1,034,000 and $2,802,000 of operating costs, inclusive of amortization expense associated with the aforementioned intangible assets of approximately $205,000 and $667,000, for a loss before income taxes of approximately $277,000 and $945,000, respectively. For the period September 20, 2021 (acquisition date) through September 31, 2021, RemoteMore generated consolidated amounts of approximately $19,000 of revenues and incurred approximately $53,000 of operating costs, for a loss before income taxes of approximately $34,000.

RemoteMore was incorporated in December 2020 and did not begin operations until on or about July 1, 2021. From January 1, 2021, through the acquisition date of September 20, 2021, revenues and expenses would have been deemed immaterial to the Company’s consolidated financial statements.

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore USA, Inc., and as a component of the aforementioned $500,000 still to be paid, the Company issued 279,720 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore. The Company still retains the option to purchase up to an additional 20% interest in RemoteMore for the remaining approximately $100,000.

5. Revenue Recognition

The Company recognizes revenue under the core principle of ASC 606 – Revenue from Contracts with Customers (“ASC 606”), to depict the transfer of control to its customers in an amount reflecting the consideration to which it expects to be entitled. In order to achieve that core principle, the Company has applied the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.

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

Revenue Concentration

The Company is in an alliance with another company to build, host, and manage the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the nine months ended September 30, 2022 and 2021, the Company recorded approximately 11.5% and 10.2% of its recruitment services revenue from this alliance sales relationship.

Disaggregation of revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 14 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of September 30, 2022.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of approximately $1,679,000 are included in current deferred revenues, on the condensed consolidated balance sheets as of September 30, 2022. For the period ended September 30, 2022, we recognized revenue associated with contract liabilities of approximately $1,315,000 that were included in the contract liabilities balance at the beginning of the period.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	September 30, 2022	December 31, 2021
Capitalized cost:
Balance, beginning of period	$43,038	$25,867
Additional capitalized cost	17,085	49,970
Provision for amortization	(15,593)	(32,799)
Balance, end of period	$44,530	$43,038

For the three months ended September 30, 2022 and 2021, amortization expense was approximately $6,100 and $9,500, and was approximately $15,600 and $28,400 for the nine months ended September 30, 2022 and 2021, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
September 30, 2022	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,978,541)	$152,415
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(440,833)	1,667
Contracts acquired in RemoteMore acquisition	3-12 months	935,683	(935,683)	-
		13,046,792	(12,892,710)	154,082
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$244,482

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2021	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,921,386)	$209,570
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(440,208)	2,292
Contracts acquired in RemoteMore acquisition	3-12 months	935,683	(269,664)	666,019
		13,046,792	(12,168,911)	877,881
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$968,281

As of September 30, 2022, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2022	$19,260
2023	77,041
2024	57,781
Net Carrying Amount	$154,082

For the three months ended September 30, 2022 and 2021, amortization expense was approximately $225,000 and $19,000, and for the nine months ended September 30, 2022 and 2021 amortization expense was approximately $724,000 and $57,000, and is recorded in depreciation and amortization expense in the accompanying condensed consolidated statements of operations.

8. Long-term Investments

On September 27, 2022, the Company entered into a Stock Purchase Agreement (the “SPA”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta (the “Seller”).

Upon the execution of the SPA, the Company purchased 65,700 issued ordinary shares of Koala Crypto Limited (“KCL”) from Seller, representing 9 percent of the total issued share capital of KCL, and in exchange, the Company issued 1,726,784 shares of its common stock to Seller in a private placement (the “Consideration Shares”). The Consideration Shares were valued at $1,350,000 in the aggregate based on the volume weighted average price of the common stock of the Company for the 20 trading days immediately prior to the date of the SPA and is recorded in the condensed consolidated balance sheet as long-term investments.

Upon execution of the SPA, the Company, the Seller and KCL also entered into a Shareholders’ Agreement. The Shareholders’ Agreement imposes certain transfer restrictions on the Seller and the Company as shareholders of KCL, provides for certain governance and approval rights among the parties, and gives the Company a put option with respect to its investment in KCL in the event of a change of control of the Seller. At the same time, Alan Tak Wai Yau, an individual and the majority shareholder of Koala Capital Limited, which is the parent company of the Seller (“Koala Capital”), provided the Company with a share charge over 15 percent of the issued share capital of Koala Capital (the “Share Charge”) and Koala Capital provided the Company with a guaranty and indemnity (the “Guarantee”), which Share Charge and Guarantee were granted as security for a number of the Seller’s obligations as set forth therein, including obtaining the lifting of the voluntary suspension of KCL’s virtual financial assets license by the Malta Financial Services Authority by December 31, 2022.

9. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

As of September 30, 2022, right of use assets and related lease obligations were $381,311 and $463,595, as recorded on the Company’s condensed consolidated balance sheets.

Other - PDN China’s bank account with a balance of approximately $195,000, at September 30, 2022, was frozen by Guangzhou Police due to the Gatewang Case. The Company has classified this entire cash balance as a long-term asset presented in discontinued operations (see Note 3 - Summary of Significant Accounting Policies – Discontinued Operations).

Legal Proceedings

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

As of September 30, 2022, CFL beneficially holds shares of the Company’s outstanding Common Stock equal to approximately 27.9%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

11. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of September 30, 2022, the Company had 18,409,281 shares of common stock outstanding.

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore USA, Inc., and as a component of the $500,000 to be paid within one year, the Company issued 279,720 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore (see Note 4 – Business Combinations).

In September 2022, in connection with the acquisition of a 9% interest in Koala Crypto Limited the Company issued 1,726,784 shares of its common stock to Seller in a private placement (the “Consideration Shares”). The Consideration Shares were valued at $1,350,000 (see Note 8 – Long-term Investments).

Stock Buyback Plan – The Company has a share repurchase program (“Stock Buyback Plan”) under which it is authorized to purchase up to $2.0 million of its outstanding common shares. The timing and amount of any shares repurchased under the Stock Buyback Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. Repurchases may also be made under a plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. No shares have been or will be knowingly purchased from Company insiders or their affiliates. Since inception of the Stock Buyback Plan through September 30, 2022, the Company has purchased 579,884 shares of its common shares, for a total of approximately $515,000 at an average cost of approximately $0.89 per share (excluding commissions). Transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At September 30, 2022, the Company has approximately $1,485,000 repurchase authority remaining under the current Stock Buyback Plan.

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

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022 and 2021:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2022	66,126	$4.52	7.8	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - September 30 2022	66,126	$4.52	7.0	$-

Exercisable at September 30, 2022	46,126	$5.57	6.3	$-

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2021	66,126	$5.24	8.3	$-
Granted	30,000	2.10	9.7
Exercised	-	-	-
Forfeited	(30,000)	3.69	-
Outstanding - September 30 2021	66,126	$4.52	8.6	$-

Exercisable at September 30, 2021	36,126	$6.53	6.6	$-

Total unrecognized stock-based compensation expense related to unvested stock options at September 30, 2022 was approximately $18,500 and is expected to be recognized through the second quarter of 2024.

Warrants

As of September 30, 2022 and December 31, 2021, there were no warrants outstanding or exercisable.

Restricted Stock Units

As of September 30, 2022 and 2021, the following is a summary of restricted stock unit activity:

Number of
Shares
Outstanding - January 1, 2022	159,525
Granted	341,874
Forfeited	(27,646)
Vested	(335,525)
Outstanding - September 30, 2022	138,228

Number of
Shares
Outstanding - January 1, 2021	233,875
Granted	59,525
Forfeited	-
Vested	(133,875)
Outstanding - September 30, 2021	159,525

During the period ended September 30, 2022, the Company granted 27,646 restricted stock units (“RSUs”) to a newly appointed non-employee director as partial compensation for his service as a director. The aggregate grant date fair value of the combined awards amounted to approximately $25,000. The RSU awards to the board members fully vest on the one-year anniversary after the date of grant. Also during the period ended September 30, 2022, 27,646 RSUs were forfeited due to a departure of a non-employee director.

In June 2022, the Company granted 138,228 RSUs to non-employee directors as partial compensation for their service as a director. The aggregate grant date fair value of the combined awards amounted to approximately $125,000. The RSU award to board members fully vest on the one-year anniversary after the date of grant. The Company also granted 176,000 RSU’s to certain officers and managers with immediate vesting. The aggregate grant date fair value of the combined awards amounted to approximately $159,000.

During the period ended September 30, 2020, the Company granted 300,000 RSUs to the Company’s Chief Executive Officer. The RSU award grant to the CEO vests 1/3 on the grant date and the remaining 2/3 vested equally on the annual grant date anniversary of the award over the remaining two years with the final vesting occurring in the period ended September 30, 2022. The aggregate grant date fair value of the combined awards amounted to approximately $1,107,000.

The Company recorded non-cash stock-based compensation expense of $439,655 and $435,915 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to unvested restricted stock at September 30, 2022 was approximately $84,000 and is expected to be recognized through the second quarter of 2023.

13. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended September 30, 2022 and 2021, the Company recorded income tax benefit of $25,479 and $1,724, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded a benefit for income tax of $35,720 and $18,767. The increase in income tax benefit during the current three-month and nine-month periods, as compared to the same periods in the prior year, was primarily due to an increase in discrete tax items and changes in the Company’s net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2022. The valuation allowance at September 30, 2022 was approximately $9,721,000. The net change in the valuation allowance during the nine months ended September 30, 2022 was an increase of approximately $120,000.

14. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, (iii) RemoteMore (beginning in September 2021) and (iv) Corporate Overhead. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of September 30, 2022 and December 31, 2021 and results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$152,462	$-	$-	$152,462
Recruitment services	1,165,213	-	-	-	1,165,213
Contracted software development	-	-	757,492	-	757,492
Consumer advertising and marketing solutions	39,328	-	-	-	39,328
Total revenues	1,204,541	152,462	757,492	-	2,114,495
Income (loss) from continuing operations	(77,907)	(261,132)	(266,161)	(505,436)	(1,110,636)
Depreciation and amortization	7,475	19,597	205,676	-	232,748
Income tax expense (benefit)	(1,895)	(10,410)	-	(13,174)	(25,479)
Net income (loss) from continuing operations	(74,971)	(250,689)	(277,318)	(492,262)	(1,095,240)

	As of September 30, 2022
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	152,415	1,667	-	244,482
Assets from continuing operations	6,577,544	504,675	(216,457)	-	6,865,762

	Three Months Ended September 30, 2021
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$240,048	$-	$-	$240,048
Recruitment services	1,368,440	-	-	-	1,368,440
Contracted software development	-	-	19,010	-	19,010
Consumer advertising and marketing solutions	55,517	-	-	-	55,517
Total revenues	1,423,957	240,048	19,010	-	1,683,015
Income (loss) from continuing operations	692,356	(167,696)	(34,488)	(582,674)	(92,502)
Depreciation and amortization	5,875	23,793	-	-	29,668
Income tax (benefit) expense	7,406	(2,276)	-	(6,854)	(1,724)
Net loss from continuing operations	687,343	(165,421)	(34,488)	(575,820)	(88,385)

	As of December 31, 2021
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	209,570	668,311	-	968,281
Assets from continuing operations	7,596,499	684,881	501,198	-	8,782,578

	Nine Months Ended September 30, 2022
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$509,906	$-	$-	$509,906
Recruitment services	3,839,608	-	-	-	3,839,608
Contracted software development	-	-	1,882,452	-	1,882,452
Consumer advertising and marketing solutions	130,916	-	-	-	130,916
Total revenues	3,970,524	509,906	1,882,452	-	6,362,882
Income (loss) from continuing operations	372,156	257,213	(919,883)	(1,763,388)	(2,053,902)
Depreciation and amortization	20,589	58,556	666,912	-	746,057
Income tax expense (benefit)	15,983	(4,769)	-	(46,934)	(35,720)
Net income (loss) from continuing operations	361,489	262,192	(944,928)	(1,716,454)	(2,037,701)

	Nine Months Ended September 30, 2021
	PDN			Corporate
	Network	Other	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$764,470	$-	$-	$764,470
Recruitment services	3,695,205	-	-	-	3,695,205
Contracted software development	-	-	19,010	-	19,010
Consumer advertising and marketing solutions	149,347	-	-	-	149,347
Total revenues	3,844,552	764,470	19,010	-	4,628,032
Income (loss) from continuing operations	1,298,391	(585,575)	(34,488)	(2,135,833)	(1,457,507)
Depreciation and amortization	9,472	78,879	-	-	88,351
Income tax expense (benefit)	16,837	(8,011)	-	(27,593)	(18,767)
Net income (loss) from continuing operations	1,286,681	(577,565)	(34,488)	(2,108,240)	(1,433,612)

15. Subsequent Events

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

Impact of COVID-19

The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic impacted our ability to host in-person events associated with our NAPW Network and we had to use alternative methods such as virtual events to conduct our events. In October 2022, the NAPW network held a hybrid event that consisted of both in-person and virtual participants. In 2023, the NAPW network plans on continuing to hold hybrid events, where applicable.

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

	Nine Months Ended September 30,
	2022	2021
Revenues:
Membership fees and related services	8.0%	16.4%
Recruitment services	60.3%	79.9%
Contracted software development	29.6%	0.5%
Consumer advertising and marketing solutions	2.1%	3.2%

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

	Nine Months Ended September 30,
	2022	2021
Cost of revenues:
PDN Network	37.2%	86.1%
NAPW Network	7.4%	13.9%
RemoteMore	55.4%	0.0%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$153	$241	$(88)	(36.5)%
Recruitment services	1,166	1,368	(202)	(14.8)%
Contracted software development	757	19	738	3884.2%
Consumer advertising and marketing solutions	39	55	(16)	(29.1)%
Total revenues	$2,115	$1,683	$432	25.7%

Total revenues for the three months ended September 30, 2022 increased approximately $432,000, or 25.7%, to approximately $2,115,000 from approximately $1,683,000 during the same period in the prior year. The increase was predominately attributable to approximately $738,000 of contracted software development related to RemoteMore, as compared to the same period in the prior year. Partially offsetting the increase were decreases in the period in recruitment services revenues of approximately $202,000 and an approximate $88,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year.

	Nine Months Ended September 30		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$510	$765	$(255)	(33.3)%
Recruitment services	3,840	3,695	145	3.9%
Contracted software development	1,882	19	1,863	9805.3%
Consumer advertising and marketing solutions	131	149	(18)	(12.1)%
Total revenues	$6,363	$4,628	$1,735	37.5%

Total revenues for the nine months ended September 30, 2022 increased approximately $1,735,000, or 37.5%, to approximately $6,363,000 from approximately $4,628,000 during the same period in the prior year. The increase was predominately attributable to an approximate $1,863,000 of contracted software development related to RemoteMore, as compared to the same period in the prior year. Also contributing to the increase in the period was an increase in recruitment services revenues of approximately $145,000, partially offset by an approximate $255,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,206	$1,424	$(218)	(15.3)%
NAPW Network	152	240	(88)	(36.7)%
RemoteMore	757	19	738	3884.2%
Total revenues	$2,115	$1,683	$432	25.7%

During the three months ended September 30, 2022, our PDN Network generated approximately $1,206,000 in revenues compared to approximately $1,424,000 in revenues during the three months ended September 30, 2021, a decrease of approximately $218,000 or 15.3 percent. The decrease in revenues was primarily driven by event revenues of approximately $117,000 due to there being 2 fewer local and 1 fewer national events as compared to the same period in the prior year, and approximately $104,000 decline in other diversity recruitment initiatives by our clients.

During the three months ended September 30, 2022, NAPW Network revenues were approximately $152,000, compared to revenues of approximately $240,000 during the same period in the prior year, a decrease of approximately $88,000 or 36.7 percent. The decrease in revenues was primarily due to an approximate $75,000 decrease in renewal membership revenue and approximately $30,000 in new member revenue, as compared to the same period in the prior year. We believe that the membership services that we provide to our customers continues to represent a discretionary spending item and the services that we provide were postponed by the consumer as a result of the financial and economic impact of COVID-19 and the current economy.

During the three months ended September 30, 2022, RemoteMore revenue was approximately $757,000, compared to revenues of approximately $19,000 during the same period in the prior year, an increase of approximately $738,000. This is due to the current period having a full three months of operations versus the same period in 2021 which only had 10 days of operations from the acquisition date of September 20, 2021.

	Nine Months Ended September 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$3,971	$3,845	$126	3.3%
NAPW Network	510	764	(254)	(33.2)%
RemoteMore	1,882	19	1,863	9805.3%
Total revenues	$6,363	$4,628	$1,735	37.5%

During the nine months ended September 30, 2022, our PDN Network generated approximately $3,971,000 in revenues compared to approximately $3,845,000 in revenues during the nine months ended September 30, 2021, an increase of approximately $126,000 or 3.3 percent. The increase in revenues was primarily driven by job placement commissions of approximately $163,000, slightly offset by the diversity recruitment initiatives of our clients of approximately $37,000.

During the nine months ended September 30, 2022, NAPW Network revenues were approximately $510,000, compared to revenues of approximately $764,000 during the same period in the prior year, a decrease of approximately $254,000 or 33.2 percent. The decrease in revenues was primarily due to an approximate $204,000 decrease in renewal membership revenue and an approximate decrease of $68,000 in new member revenue, as compared to the same period in the prior year. Partially offsetting the decrease was approximately $18,000 related to other revenue.

During the nine months ended September 30, 2022, RemoteMore revenue was approximately $1,882,000, compared to revenues of approximately $19,000 during the same period in the prior year, an increase of approximately $1,863,000. This is due to the current period having a full nine months of operations versus the same period in 2021 which only had 10 days of operations from the acquisition date of September 20, 2021.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$1,229	$347	$882	254.2%
Sales and marketing	760	526	234	44.5%
General and administrative	1,003	873	130	15.0%
Depreciation and amortization	233	29	204	703.4%
Total pre-tax cost and expenses:	$3,225	$1,775	$1,450	81.8%

	Nine Months Ended September 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$3,023	$868	$2,155	248.3%
Sales and marketing	2,179	1,826	353	19.3%
General and administrative	2,469	3,303	(834)	(25.2)%
Depreciation and amortization	746	88	658	747.7%
Total pre-tax cost and expenses:	$8,417	$6,085	$2,332	38.3%

Cost of revenues: Cost of revenues during the three months ended September 30, 2022 was approximately $1,229,000, an increase of approximately $882,000, or 254.2 percent, from approximately $347,000 during the same period of the prior year. The increase was predominately attributed to approximately $666,000 of contracted software development costs related to RemoteMore, for which there was no material comparable activity in the same period of the prior year. Also contributing to the increase was approximately $216,000 of costs as a direct result of increased revenues.

Cost of revenues during the nine months ended September 30, 2022 was approximately $3,023,000, an increase of approximately $2,155,000, or 248.3 percent, from approximately $868,000 during the same period of the prior year. The increase was predominately attributed to approximately $1,675,000 of contracted software development costs related to RemoteMore, for which there was no material comparable activity in the same period of the prior year. Also contributing to the increase was approximately $480,000 of costs as a direct result of increased revenues.

Sales and marketing expense: Sales and marketing expense during the three months ended September 30, 2022 was approximately $760,000, an increase of approximately $234,000, or 44.5 percent, from $526,000 during the same period in the prior year.

Sales and marketing expense during the nine months ended September 30, 2022 was approximately $2,179,000, an increase of approximately $353,000, or 19.3 percent, from $1,826,000 during the same period in the prior year.

General and administrative expense: General and administrative expenses increased by approximately $130,000, or 15.0 percent, to approximately $1,003,000 during the three months ended September 30, 2022, as compared to the same period in the prior year. The increase was predominately due to expenses related to RemoteMore of approximately $79,000, $58,000 in mergers and acquisition expenses, bad debt expense of $48,000 and property rent costs of $26,000, and various other purchased services of approximately $17,000, as compared to the same period in the prior year. Offsetting the increase were decreases in share-based compensation of approximately $92,000, and credit card fees of approximately $22,000, primarily due to a change in credit card processors.

General and administrative expenses decreased by approximately $834,000, or 25.2 percent, to approximately $2,469,000 during the nine months ended September 30, 2022, as compared to the same period in the prior year. The decrease was predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $908,000, a result of reductions of comparable payroll related costs of approximately $260,000, of which approximately $58,000 related to discretionary incentive payments made in the prior year as compared to the current period, and $54,000 related to credit card fees, primarily due to a change in credit card processors. Also contributing to the decrease were reductions in other legal expenses and litigation charges of $193,000. Offsetting the reduction in expenses were increases in charges related to RemoteMore of approximately $340,000, property rent costs of approximately $79,000, various other general and administrative expenses of $85,000, and accounting expenses of $77,000.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended September 30, 2022 was approximately $233,000, an increase of approximately $204,000, compared to approximately $29,000 during the same period in the prior year. The increase was primarily attributable to approximately $205,000 of amortization expense related to RemoteMore’s intangible assets, for which there were no comparable charges in the same period of the prior year, partially offset by assets and intangible assets reaching the end of their useful lives.

Depreciation and amortization expense during the nine months ended September 30, 2022 was approximately $746,000, an increase of approximately $658,000, compared to approximately $88,000 during the same period in the prior year. The increase was primarily attributable to approximately $667,000 of amortization expense related to RemoteMore’s intangible assets, for which there were no comparable charges in the same period of the prior year, partially offset by assets and intangible assets reaching the end of their useful lives.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,282	732	550	75.1%
NAPW Network	414	408	6	1.5%
RemoteMore	1,024	52	972	1869.2%
Corporate Overhead	505	583	(78)	(13.4)%
Total costs and expenses:	$3,225	$1,775	$1,450	81.7%

	Nine Months Ended September 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$3,599	2,546	1,053	41.3%
NAPW Network	253	1,350	(1,097)	(81.3)%
RemoteMore	2,802	53	2,749	5186.8%
Corporate Overhead	1,763	2,136	(373)	(17.5)%
Total costs and expenses:	$8,417	$6,085	$2,332	38.3%

For the three months ended September 30, 2022, costs and expenses related to our PDN Network segment increased by approximately $550,000, or 75.1%, as compared to the same period in the prior year. The increase is primarily as a result of increases of approximately $246,000 of sales and marketing costs, general and administrative and other costs of approximately $202,000, and approximately $102,000 related to costs of revenues, as compared to the same period in the prior year.

For the nine months ended September 30, 2022, costs and expenses related to our PDN Network segment increased by approximately $1,052,000, or 41.3%, as compared to the same period in the prior year. The increase is primarily as a result of approximately $418,000 of sales and marketing costs driving the aforementioned increased revenues, general and administrative and other costs of approximately $412,000, and approximately $206,000 related to costs of revenues and as compared to the same period in the prior year.

For the three months ended September 30, 2022, costs and expenses related to the NAPW Network increased by approximately $6,000, or 1.5 percent. The increase is primarily as result of approximately $33,000 of sales and marketing costs and approximately $29,000 related to costs of revenues, as compared to the same period in the prior year. Substantially offsetting the increase was a decrease in general and administrative and other costs of approximately $51,000.

For the nine months ended September 30, 2022, costs and expenses related to the NAPW Network decreased by approximately $1,097,000, or 81.3 percent. The decrease in the period is predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $908,000 and reductions of approximately $234,000 of payroll related costs, predominately as a result of cost containment initiatives implemented in the prior year. Partially offsetting the decrease were increases of approximately $104,000 in costs of revenues due to increased conference expenses and member benefits in an effort to increase future revenues, and approximately $61,000 in sales and marketing costs, as compared to the same period in the prior year.

For the three months ended September 30, 2022, cost and expenses related to RemoteMore was approximately $1,024,000, an increase of approximately $972,000, as compared to the same period in the prior year, predominately consisting of contractor costs of approximately $666,000, amortization of intangibles of approximately $205,000, and other operating costs of approximately $150,000, as compared to the same period of the prior year.

For the nine months ended September 30, 2022, cost and expenses related to RemoteMore was approximately $2,802,000, an increase of approximately $2,749,000, as compared to the same period in the prior year, predominately consisting of contractor costs of approximately $1,675,000, amortization of intangibles of approximately $667,000, and other operating costs of approximately $460,000, as compared to the same period of the prior year.

For the three months ended September 30, 2022, costs and expenses related to Corporate Overhead decreased by approximately $77,000, or 13.2 percent, as compared to the same period in the prior year. The reduction is primarily as a result of decreases in legal costs of approximately $43,000, stock-based compensation costs of approximately $92,000, and other miscellaneous state taxes and filing fees by approximately $45,000. Partially offsetting the reductions were mergers and acquisitions costs of $58,000, payroll related costs of approximately $32,000, and other various costs of approximately $13,000, as compared to the same period in the prior year.

For the nine months ended September 30, 2022, costs and expenses related to Corporate Overhead decreased by approximately $373,000, or 17.5 percent, as compared to the same period in the prior year. The reduction is primarily as a result of decreases in legal expenses of approximately $178,000, payroll related costs by approximately $101,000, of which $57,000 related to discretionary incentive payments made in the prior year for which there were no comparable charges in the current period, and other miscellaneous state taxes and filing fees by approximately $191,000. Partially offsetting the reductions were professional and other services of approximately $77,000, and other various costs of approximately $20,000, as compared to the same period in the prior year.

Income Tax Benefit

	Three Months Ended September 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$(26)	$(2)	$(24)	1200.0%

	Nine Months Ended September 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$(36)	$(19)	$(17)	89.5%

During the three months ended September 30, 2022 and 2021, we recorded income tax benefits of approximately $26,000 and $2,000. The increase in income tax benefit during the current period was primarily due to changes in discrete tax items and in the Company’s net operating losses.

During the nine months ended September 30, 2022 and 2021, we recorded income tax benefits of approximately $36,000 and $19,000. The increase in income tax benefit during the current period was primarily due to changes in discrete tax items and in the Company’s net operating losses.

Net loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(75)	688	(763)	(110.9)%
NAPW Network	(251)	(166)	(85)	(51.2)%
RemoteMore	(277)	(34)	(243)	(714.7)%
Corporate Overhead	(492)	(576)	84	14.6%
Consolidated net loss from continuing operations	$(1,095)	$(88)	$(1,007)	(1144.3)%

	Nine Months Ended September 30,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$361	1,287	(926)	(72.0)%
NAPW Network	262	(578)	840	145.3%
RemoteMore	(945)	(34)	(911)	2679.4%
Corporate Overhead	(1,716)	(2,108)	392	18.6%
Consolidated net loss from continuing operations	$(2,038)	$(1,433)	$(605)	(42.2)%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the three months ended September 30, 2022, we incurred a net loss of approximately $1,095,000 from continuing operations, an increase in the net loss of approximately $1,007,000 or 1144.3 percent, compared to a net loss of approximately $88,000 during the three months ended September 30, 2021. During the nine months ended September 30, 2022, we incurred a net loss of approximately $2,038,000 from continuing operations, an increase in the net loss of approximately $605,000 or 42.2 percent, compared to a net loss of approximately $1,433,000 during the same period in the prior year.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the statements of operation and comprehensive loss as loss from discontinued operations.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenues	$-	$-	-	-

General, administrative and other expenses	(13)	(11)	(42)	(72)
Loss from discontinued operations before income tax	(13)	(11)	(42)	(72)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(13)	$(11)	(42)	(72)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$1,463	$3,403
Working capital (deficiency)	$(351)	$418

Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock, if any. As of September 30, 2022, we had cash and cash equivalents of $1,462,958 compared to cash and cash equivalents of $3,402,697 at December 31, 2021. We had an accumulated deficit of $(97,351,520) at September 30, 2022. During the nine months ended September 30, 2022, we generated a net loss from continuing operations of $(2,037,701). During the nine months ended September 30, 2022, the Company used cash in continuing operations of $1,393,734.

We continue to focus on our overall profitability by reducing operating and overhead expenses. We have continued to generate negative cash flows from operations, and we expect to incur net losses for the foreseeable future, especially considering the negative impact COVID-19, the global economic impacts of the Russian invasion of Ukraine and the recessionary and inflationary environments has had and may continue on our liquidity and financial position. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The condensed consolidated financial statements do not include any adjustments that might be necessary if we unable to continue as a going concern.

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

While we believe that our cash and cash equivalents at September 30, 2022 and cash flow from operations should be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2022, beyond that time frame our available funds and cash flow from operations may not be sufficient to meet our working capital requirements without the need to increase revenues or raise capital by the issuance of common stock. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances similar to COVID-19 will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Nine Months Ended September 30,
	2022	2021
Cash provided by (used in) continued operations	(in thousands)
Operating activities	$(1,394)	$(1,160)
Investing activities	(31)	(1,279)
Financing activities	(515)	4,445
Effect of exchange rate fluctuations on cash and cash equivalents	6	2
Cash provided by (used in) discontinued operations	(6)	(33)
Net increase (decrease) in cash and cash equivalents	$(1,940)	$1,975

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of September 30, 2022 and December 31, 2021, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2022, was approximately $1,394,000. We had a net loss from continuing operations of approximately $2,038,000 during the nine months ended September 30, 2022, which included a non-cash litigation settlement reserve of approximately $909,000, stock-based compensation expense of approximately $440,000, depreciation and amortization expense of approximately $746,000, which was partially offset by deferred tax benefit of approximately $36,000 and amortization of right-of-use assets of approximately $8,000. We received $350,000 in cash resulting in a decrease of our Merchant Reserve. Changes in operating assets and liabilities provided approximately $60,000 of cash during the nine months ended September 30, 2022, consisting primarily of decreases in accounts receivable, accounts payable and accrued expenses, partially offset by increases in prepaid expenses and deferred revenues.

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2021, was approximately $1,160,000. We had a net loss of approximately $1,435,000 during the nine months ended September 30, 2021, which included a stock-based compensation expense of approximately $436,000, depreciation of amortization expense of $88,000 and amortization of right-of-use assets of $69,000, which was partially offset by deferred tax benefit of approximately $17,000. Changes in operating assets and liabilities used approximately $755,000 of cash during the nine months ended September 30, 2021, consisting primarily of increases in accounts receivable, accounts payable, deferred revenue and accrued expenses, partially offset by decreases in deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2022, was approximately $31,000, which consisted of investments in developed technology and computer equipment purchases.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2021, was $1,279,000, which consisted of payments for investment deposits of $60,000 and $21,000 related to computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash used in financing activities from continuing operations during the nine months ended September 30, 2022 was approximately $515,000 which consisted of the reacquisition of previously issued common stock as a result of the stock buyback plan.

Net cash provided by financing activities from continuing operations during the nine months ended September 30, 2021 was $4,445,000, which reflected proceeds from the sale of common stock.

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

The adjustments for the three and nine months ended September 30, 2021 relate to stock-based compensation, litigation settlement reserves, depreciation and amortization, interest and other income and income tax expense (benefit).

The adjustments for the three and nine months ended September 30, 2022 relate to stock-based compensation, litigation settlement reserves, loss attributable to noncontrolling interest, depreciation and amortization, interest and other income and income tax expense (benefit).

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Loss from Continuing Operations	$(1,095)	$(88)
Stock-based compensation	34	127
Loss attributable to noncontrolling interest	149	19
Depreciation and amortization	233	30
Other (expense) income, net	(1)	(2)
Income tax expense (benefit)	(25)	(2)
Adjusted EBITDA	$(705)	$84

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Loss from Continuing Operations	$(2,038)	$(1,434)
Stock-based compensation	440	436
Litigation settlement reserve	(909)	75
Loss attributable to noncontrolling interest	508	19
Depreciation and amortization	746	88
Other (expense) income, net	(5)	(5)
Income tax benefit	(36)	(19)
Adjusted EBITDA	$(1,294)	$(840)

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the nine months ended September 30, 2022 and 2021, we recorded approximately 11.5% and 10.2% of our recruitment services revenue from this alliance sales relationship.

Recent Accounting Pronouncements

See Note 3 to our financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2022, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on September 30, 2022.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of fiscal 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in thousands)
July 1, 2022— July 31, 2022
Stock buyback program (1)	17,207	$0.81	17,207	$1,603
August 1, 2022 — August 31, 2022
Stock buyback program (1)	90,629	$0.80	90,629	$1,531
September 1, 2022 — September 30, 2022
Stock buyback program (1)	54,053	$0.79	54,053	$1,485

(1)	We have a share repurchase program (“Stock Buyback Plan”) under which we are authorized to purchase up to $2.0 million of our outstanding common shares. The timing and amount of any shares repurchased under the Stock Buyback Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Buyback Plan may be suspended or discontinued at any time without prior notice. No shares have been or will be knowingly purchased from Company insiders or their affiliates.

We purchased 579,884 shares of our common stock during the nine-month period ended September 30, 2022, at an average cost of approximately $0.89 per share (excluding commissions), for a total of approximately $515,000. These transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. At September 30, 2022, we had approximately $1,485,000 repurchase authority remaining under the current Stock Buyback Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Stock Purchase Agreement, dated September 27, 2022 between Professional Diversity Network, Inc. and Koala Malta Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2022).

10.2	Shareholders’ Agreement, dated September 27, 2022, among Professional Diversity Network, Inc., Koala Malta Limited and Koala Crypto Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2022).

10.3	Charge over Shares, dated September 27, 2022, relating to Koala Crypto Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 30, 2022).

10.4	Guarantee and Indemnity, dated September 27, 2022, by Koala Capital Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 30, 2022).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: November 14, 2022	By:	/s/ Larry Aichler
	Name:	Larry Aichler
	Title:	Chief Financial Officer

