Form 10-K
period 2022-12-31
Professional Diversity Network, Inc.
filed 2023-03-31
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $7,310,765 (based on the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 10,269,530 shares outstanding of the Registrant’s common stock as of March 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Effective January 5, 2023, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation in order to implement a 2-for-1 reverse stock split, through which each two shares of common stock issued and outstanding were combined and changed into one share of common stock. All share amounts and share prices in this annual report on Form 10-K have been adjusted to give effect to the reverse stock split.

ITEM 1 - BUSINESS

Overview

The Company is a dynamic operator of professional networks with a focus on diversity. We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinctly based on a wide array of criteria, which may change from time-to-time, including ethnic, national, cultural, racial, religious or gender classification. We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, and Lesbian, Gay, Bisexual, Transgender and Queer (LGBTQ+). Our goal is (i) to assist our registered users and members in their efforts to connect with like-minded individuals and identify career opportunities within the network and (ii) connect members with prospective employers while helping the employers address their workforce diversity needs. We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and clients.

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

We are proud of our continued leadership in social stewardship. Our mission is to utilize the collective strength of our subsidiaries, members, partners and unique proprietary platform to increase diversity recruiting, networking and professional development for women, minorities, veterans, LGBTQ+ and persons with disabilities.

Through an online employee recruitment platform that leverages our affinity groups, we provide our employer clients a means to identify and acquire diverse talent and assist them with their efforts to diversify their talent pool and comply with the Equal Employment Opportunity Office of Federal Contract Compliance Program.

Inclusion and Diversity

We believe in maintaining a supportive and inclusive culture that values everyone’s talents, life experiences and backgrounds.

●	We are proud of the strength and diversity within our Board of Directors, comprised of 20% female directors and 60% of directors who are non-white as of December 31, 2022;
●	One-third of our Audit Committee are female;
●	Our Senior Management team is comprised of 33% female and 33% non-white males; and

●	The following table depicts a breakdown of ethnicity of our full-time and part-time employees as of December 31, 2022:

Ethnicity	Female	Male	Total
Asian (not Hispanic or Latino)	6	1	7
Black or African American (not Hispanic or Latino)	4	-	4
Hispanic or Latino	6	4	10
White (not Hispanic or Latino)	10	10	20
Total	26	15	41

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

We remain interested in pursuing acquisition and/or development opportunities that would increase returns of capital to our shareholders, such as the recent purchase of a significant equity stake in RemoteMore USA, Inc. The timing, size, success and associated potential future capital commitments related to such opportunities are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. There can be no assurance that adequate debt and equity financing will be available on satisfactory terms.

Industry Overview

The diversity recruitment market is highly fragmented and is characterized by the following trends:

●	Regulatory Environment Favorable to Promoting Diversity in the Workplace. In August 2011, President Obama signed Executive Order 13583 to establish a coordinated government-wide initiative to promote diversity and inclusion in the federal workforce. This Executive Order requires companies considering contracting with the federal government to be prepared to demonstrate the diversity of their workforce. Certain companies that have federal contracts are subject to this Executive Order. In the public sector, the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandated that each of the eight U.S. financial agencies, including the Department of the Treasury, the Securities and Exchange Commission, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, and twelve Federal Reserve banks create Offices of Minority and Women Inclusion (“OMWI”) to be responsible for all agency matters relating to diversity in management, employment and business activities. The OMWI monitor diversity within their ranks, as well as within the pool of contractors who provide goods and services to the government.

●	Growing Ethnic Diversity of the U.S. Population and Labor Force. Diversity recruitment is increasingly becoming a common, if not standard, business practice by major employers. Multicultural groups are the fastest growing segment of the U.S. population. Hispanics, African-Americans, Asian-Americans, and all other multicultural groups were estimated by the U.S. Census Bureau to make up 42.2% of the U.S. population in 2020. According to the U.S. Census Bureau, 2020 National Projections, the multicultural population is expected to increase 89% between 2016 and 2060. In sheer numbers, Hispanic-Americans are expected to experience the most growth among diversity groups, growing from 18% of the total population in 2014 to 28% by 2060. African-American population is expected to increase from 13% in 2014 to 15% in 2060, and Asian-American population from 6% in 2014 to 9% in 2060. According to the Current Population Survey conducted by the Bureau of Census for the Bureau of Labor Statistics, of the 2022 annual average of approximately 158 million employees nationwide, approximately 47% were women and approximately 38% were Hispanic, African American or Asian American.

●	Demographic Trend Toward Women’s Career Advancement. According to the U.S. Bureau of Labor Statistics, the number of women in the labor force in 2021 was approximately 75.7 million and is expected to increase to 77.2 million by 2024. Women accounted for 51.5% of all workers employed in management, professional, and related occupations in 2022, somewhat more than their share of total employment (46.8%). The share of women in specific occupations within this large category varied. For example, 21.5% of software developers, 29.2% of chief executives, and 38.5% of lawyers were women, all increases from 2021, whereas 87.9% of registered nurses, 79.7% of elementary and middle school teachers, and 58.8% of accountants and auditors were women.

●	Rising Spending Power of Diverse Population. PDN segments are focused on providing professional enhancement tools to diverse Americans including women. We believe diverse professionals are underserved and represent a very strong opportunity to enhance our shareholders’ value. The Selig Center for Economic Growth, estimates the nation’s total buying power (defined as total income after taxes) reached $13.9 trillion in 2016 and grew to $17.5 trillion by 2020 with minority groups making the fastest gains. For example, between 2010 and 2020, Asian-American buying power grew by 111% to $1.3 trillion; the buying power for those of Hispanic ethnicity grew by 87% to $1.9 trillion, Native American buying power grew by 67% to $140 billion, and African American buying power grew by 61% to $1.6 trillion.

●	Increasing Socialization of the Internet. The Internet has revolutionized how information is created and communicated - a wealth of information is readily accessible by browsing the Internet anonymously. However, we believe the social aspect of the Internet is emerging as an increasingly powerful influence on our lives. While an individual’s interpersonal connections traditionally have not been visible to others, social and professional networking websites enable members to share, and thereby unlock, the value of their connections by making them visible. Today, personal connections and other information, such as online social and professional networking websites, are increasingly becoming a powerful tool for a growing population of users to connect with one another.

Our Solutions

We currently operate in three business segments comprised of: (i) Professional Diversity Network (“PDN Network”), which includes online professional networking communities with career resources tailored to the needs of various diverse cultural groups; (ii) National Association of Professional Women (“NAPW Network”), a women-only professional networking organization, and (iii) RemoteMore USA (“RemoteMore”) which provides companies with talented engineers to provide solutions to their software needs. In 2018, we started transacting new NAPW Network memberships under the International Association of Women (“IAW”) brand in the USA.

In 2022, our PDN Network, NAPW Network and RemoteMore business units represented approximately 61%, 7% and 32% of our gross revenues, respectively.

For financial information about our operating segments please see Note 15 of our Consolidated Financial Statements included in this Annual Report.

PDN Network

Recruitment Solutions. The PDN Network consists of several online professional job seeker communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent. We use the word “professional” to describe any person interested in the Company’s websites or career fairs presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. Leveraging the power of our affinity job seeker groups, these professionals harness the Company’s relationships with employers and recruiters to help advance their careers. We operate these recruitment affinity groups within the following sectors: Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ+), and Students and Graduates seeking to transition from education to career. In addition, the Company also manages the job seeker websites and career fairs for prominent diverse membership-based organizations including but not limited to NAACP, National Urban League, and Kappa Alpha Psi. Employers and recruiters benefit from the Company’s relationship with these organizations and allows them to access to a large pool of diverse jobs seekers in a centralized manner.

Our PDN Network has registered users for our recruitment services. We use the term “registered user” to describe a consumer who has affirmatively visited one of our properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs, and to sell them ancillary products and services. We expect that continued registered user growth of the PDN Network will enable us to further develop our list of online professional diversity networking and career placement solutions. We currently provide access to our PDN Network websites to registered users at no cost. The Company is always exploring various partnerships with other service providers to increase their offerings to both job seekers and employers. Our goal is to use an asset light approach to provide quality products and services, to increase our value to those we serve and drive additional capital without significant capital investments. For example, we announced our partnership with Web Scribble, the leading provider of career technology for professional and trade associations. Leveraging our existing assets through relationships with other technology firms allows us to grow our relationships with employers without investing in sophisticated, proprietary resources.

We offer employers of all sizes seeking to diversify their employment ranks, and to third-party recruiters (i) real-time solutions that deliver diverse talent, (ii) advertising and promotion of their job opportunities to our networks of diverse professionals and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity OFCCP, including those of state and local governments. Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values. We use sophisticated technology to deliver recruitment advertising using internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites. As of December 31, 2022, we had approximately 320 enterprise companies and 1500 total customers utilizing our products and services.

Career Fairs. Through our events business, a part of our PDN Network business segment, we produce premier face-to-face and virtual recruiting events we call Professional Diversity Career Fairs. The Company’s diversity events help employers connect with a new marketplace of diverse professionals. We believe our events are the only events of their type endorsed by leading organizations such as the NAACP, National Urban League, Phi Beta Sigma and others. Participating employers range from Fortune 500 companies to federal, state and local agencies and from smaller employers to non-profit organizations, all of which seek a proactive approach to diversity recruiting. We also produce virtual and in-person career fairs as part of high-profile national events such as the NAACP National Convention, the Urban League National Conference and historically black sorority and fraternity conferences. Since 2017, we host and produce virtual career fairs serving veterans, women and STEM professionals.

In January 2023, the Company’s newly formed wholly-owned subsidiary, Expo Experts Events, LLC, pursuant to an asset purchase agreement with Expo Experts, LLC (“Expo Experts”), an Ohio limited liability company, has purchased the assets and operations of Expo Experts. Expo Experts specializes in producing premier face-to-face and virtual recruiting events for Engineering, Technology and Security Clearance positions, designed to attract diverse candidates who may also have STEM-based background. We believe that this acquisition compliments our current career fair business.

PDNRecruits. We use matching and targeting technology to match members with our clients open jobs on a renewing month-to-month license basis, designed to provide the Company with increasing residual income as we add new clients and sell additional licenses. The PDNRecruits product is a significant step towards increasing online sales in a scalable and residual manner.

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

NAPW Network

The NAPW Network is a professional networking organization for women. We use the terms “member” or “membership” to describe a consumer who has viewed our marketing material, opted into membership with the NAPW Network, provided demographic information and engaged in an onboarding call with a membership coordinator. Paid memberships provide greater access to networking opportunities and other membership perks, including access to upgraded packages. Members of the NAPW Network enjoy a wealth of resources dedicated to developing their professional networks, furthering their education and skills and promoting their businesses and career accomplishments.

We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at local chapters across the United States. In March 2020, due to the COVID-19 pandemic, all events shifted to a virtual format hosted on electronic platforms, such as Zoom. In October 2021, NAPW launched a Global virtual chapter to expand its audience outside of the United States. PDN Network products and services are being deployed to provide enhanced value to the NAPW membership experience, which we believe will be an important component in increasing both the number of new memberships and renewals of existing memberships.

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

Upgraded Memberships and Ancillary Products. Upgraded packages include additional promotional and publicity tools, as well as free access for the member to National Summits and continuing education programs and the press release package, which provides members with the opportunity to work with professional writers to publish personalized press releases and thereby secure valuable online presence.

Partner Discounts. We also offer to NAPW Network members exclusive discounts on third-party products and services.

IAW Global Women’s Network. This network offers in-person and online networking with like-minded women to foster enhanced career connections and opportunities. Members can promote their brands, identify new career opportunities, and build lasting relationships at monthly meetings and events. These interactive events allow members to improve their verbal resumes, expand their networks, and hear from inspiring speakers. Regional and national conferences provide inspirational panels, unique networking opportunities, and the chance for members to promote their business or services. Our partners allow members to explore events outside the United States and create opportunities to network with women around the world.

RemoteMore USA

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for software developers and companies. Companies are connected with reliable, cost-efficient, vetted developers, and software developers are empowered to find meaningful jobs regardless of their location.

Operations: Sales, Marketing and Customer Support

Sales and Marketing

Our PDN sales resources for recruitment and recruitment advertising products and services include a sales force with 7 sales professionals, third-party strategic partners who deliver employers with demand for our products, and technology, which facilitates e-commerce transactions. We market directly to employers and third-party recruiters. Our sales team uses a combination of telephone, email and face-to-face marketing, including personal visits to companies or their recruitment agencies, as well as appearances at industry and trade group events where diversity recruitment recruiters are in attendance. We have also formed strategic alliances with parties who are able to help extend our organic reach. In addition, we are developing purely online marketing channels to bring recruiters to us in bulk and use products based on a matching and targeting technology to facilitate sales. We have specialty units within our sales force dedicated to serving: (i) federal, state and local governments and companies and contractors who serve these governmental entities, (ii) small and medium sized businesses as defined by companies with less than 2,500 employees, and (iii) large enterprises with greater than 2,500 employees.

We sell NAPW/IAW Network membership subscriptions offline through our NAPW/IAW Network sales force, which currently includes 2 sales professionals, all of who sell initial membership services. We also support online membership subscriptions through online sales via our website. We developed a secure, work-from-home technology along with a training and supervision platform aimed at reducing the overhead costs, increasing per-representative profitability, and offering our sales professionals flexible working arrangements. All sales representatives are capable of selling upgraded memberships and ancillary products.

RemoteMore contracts with companies that are in need of customized software development and pairs them with developers from a database of developers. Services vary from simple software solutions to detailed programming where teams of developers work together.

Customer Support and Compliance

In addition to our sales professionals, we also employ support teams to provide customer support, compliance and enhance member experience. Our customer support teams work together to improve engagement with our members and to ensure a high degree of member satisfaction and retention. Our customer support teams also work with our Development and Executive teams to identify new lead-generation, sales and membership product opportunities, and to test those, as well as new approaches to our current sales. Our compliance team focuses on ensuring the integrity of the NAPW Network sales process. The team works closely with customer support and sales management to ensure that sales are conducted in an ethical manner and to identify sales representatives who would benefit from enhanced training.

Our Strengths

We believe the following elements give us a competitive advantage to accomplish our mission:

●	Dedicated Focus on Diverse Professionals. Our focus on providing career opportunities for diverse professionals differentiates us from other online job seeker websites, such as Indeed or ZipRecruiter. We provide a platform that allows employers to recruit and attract from a targeted pool of diverse candidates rather than a pool of general market candidates. It provides employers unique advantages in terms of costs savings and time, and allows employers to advance their corporate DEI strategy. Additionally, our strategic partnerships with diversity based membership organizations such as TechLatino.org, Kappa Alpha Psi, etc., provide our clients enhanced access to specialized talent using the PDN platform.

●	Online and Offline Diversity Career Fair Services. The Company has a comprehensive and coordinated method of connecting diverse job seekers with companies seeking to hire diverse employees using virtual and brick and mortar career fairs. The fairs allow us to connect with local employers, recruiters, and job seekers in specific cities across the U.S. Our career fair services allow the Company to diversity its offerings and complement its online job board services

●	Platform That Harnesses the Power of Web Socialization. We believe that our membership base will continue to grow and that our platform will be an increasingly powerful tool that enables our members to leverage their connections and shared information for the collective benefit of all of the participants on our platform. We believe that we are the first online professional network to focus on the diversity recruitment sector.

●	Relationships with Strategic Partners. We consider our partner alliances to be a key value to our clients because they enable us to expand our job distribution and outreach efforts. We continue to expand our relationships with key strategic partners that we believe are valuable to our core clients. Websites for the PDN Network are hosted by a third party, who provides hosting and customization for the Company’s job boards. and also provides sales resources to help promote our PDN Network and our partners’ products. Our websites have backup and contingency plans in place in the event that an unexpected circumstance occurs.

●	Relationships with Professional Entities & Organizations. Our team has experience working with multicultural professional organizations. We partner with a number of leading minority professional organizations, including, but not limited to:

○	DisabledPersons.com
○	HireVeterans.com
○	Delta Sigma Theta
○	Iota Phi Theta
○	Kappa Alpha Psi
○	Phi Beta Sigma
○	Black Women TalkTech
○	Job Opportunities for Disabled American Veterans (JOFDAV)
○	PR Girl Manifesto
○	National Association for the Advancement of Colored People (NAACP)
○	The National Urban League
○	Disability Solutions
○	TechLatino
○	LeanIN Latinas
○	ERG Alliance
○	Gamma Phi Alpha
○	Lambda Sigma Upsilon
○	Sigma Gamma Rho
○	Alpha Phi Alpha

●	Customized Technology Platform. The current technology platform being used has been custom-designed and built to facilitate engagement, job searching, real-time job qualification and matching, and text-based communications.

We believe that the following elements give us a competitive advantage with respect to the NAPW Network:

●	Exclusive Focus on Professional Women. As a result of NAPW Network’s exclusive focus on professional women, we believe that through NAPW Network we provide a secure and less intimidating environment within which our members can successfully network and establish new and lasting business relationships.

●	Attractive Industry Demographic Trends. Favorable demographic trends regarding women’s participation in the labor force will further the growth in NAPW Network’s membership base and we have first-mover advantage with respect to generalized professional networking for women.

●	Large and Diverse National Membership Base. The membership base of the NAPW Network is diverse in terms of ethnicity, age, income, experience, industry and occupation. It includes members from small and large corporations, as well as entrepreneurs and business owners. We believe the diversity of the NAPW Network membership base is a key component of its value.

●	Comprehensive Product and Service Offerings to Deliver Value to Members. We believe that our comprehensive product offerings provide women valuable tools to help them advance their careers and expand their businesses. Through networking opportunities online and at local chapter events in their communities, regional events and the NAPW Network national networking conference, discounts provided on seminars, webinars and educational certification courses, and opportunities to promote themselves and their businesses, NAPW members are provided the opportunities and tools for their professional development.

●	Member Acquisition and Recurring Cash Flow. We believe that NAPW Network’s direct marketing lead generation efforts, which utilize a combination of digital strategies, are among the most efficient in the industry as measured by our internal response and click-through rates. Additionally, in addition to an evolving eCommerce model, the company has been actively growing a member-to-member acquisition model as we strive to move to an organic growth model. We have implemented web-based technologies to assist our members recruit colleagues and friends to the organization. Further, NAPW Network memberships renew annually, providing a valuable recurring stream of cash flow.

Operations: Geography

Our headquarters is located in Chicago, Illinois, and houses our key executives, as well as many of our sales, customer support, marketing and IT personnel.

Intellectual Property

To protect our intellectual property rights, we rely on a combination of federal, state and common law rights, as well as contractual restrictions. We rely on trade secret, copyright and trademark rights to protect our intellectual property. We pursue the registration of our domain names and trademarks in the United States. Our registered trademarks in the United States include the “iHispano” mark with stylized logo, the “Black Career Network” mark with stylized logo, the “Professional Diversity Network” mark with our tagline “the power of millions for the benefit of one,” the name “National Association of Professional Women” and “NAPW,” and the name “International Association of Women” and “IAW”, as well as others. We also own the copyrights to certain articles in NAPW publications. We strive to exert control over access to our intellectual property and customized technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third-parties in the ordinary course of our business.

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

Larger, more well-established companies may focus on professional networking and could directly compete with us. Other companies might also launch new competing services that we do not offer. Nevertheless, we believe that our focus on diverse online professional networking communities and the number of registered users or members, as the case may be, overall and within each affinity group that we serve, are competitive strengths in our market.

Government Regulation

We are subject to a number of federal, state and foreign laws and regulations that affect companies conducting business on the Internet. These laws are still evolving and could be amended or interpreted in ways that could be detrimental to our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third-parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the advertisements posted or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could materially harm our business. In addition, rising concerns about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

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

Our direct marketing operations with respect to the NAPW Network are subject to various federal and state “do not call” list requirements. The Federal Trade Commission has created a national “do not call” registry. Under these federal regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, we are prohibited from calling anyone on that registry. Telemarketers are required to pay a fee to access the registry and are required to compare their call lists against the nations “do not call” registry at least once every 31 days. The rule provides for fines of up to $16,000 per violation and other possible penalties. These rules may be construed to limit our ability to market our products and services to new customers. Further, we may incur penalties if we do not conduct our telemarketing activities in compliance with these rules.

Seasonality

Our quarterly operating results are affected by the seasonality of employers’ businesses and hiring practices.

Employees

As of December 31, 2022, we had a total of 41 employees; 37 were full-time employees in various United States locations. We also regularly engage independent contractors to perform various services. As of December 31, 2022, we engaged 3 independent contractors. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

In response to mandates and recommendations from federal, state and local authorities, as well as decisions we have made to protect the health and safety of our employees with respect to the COVID-19 pandemic, as authorities began updating mandates and recommendations, we adopted a hybrid model where employees worked from the office and remotely.

Corporate History

We were incorporated in Illinois in October 2003, under the name of IH Acquisition, LLC and changed our name to iHispano.com LLC in February 2004. In 2007, we changed our business platform and implemented technology to become the operator of communities of professional networking sites for diverse professionals. In March 2012, we changed our name to Professional Diversity Network, LLC. In March 2013, we completed our initial public offering and converted from an Illinois LLC to a Delaware corporation. We acquired the NAPW Network in September 2014.

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

Our principal executive offices are located at 55 E. Monroe Street, Suite 2120, Chicago, Illinois, 60603 and our telephone number is (312) 614-0950. Our Corporate website address is www.ipdnusa.com. References to our website addressed in this report are provided as a convenience and do not constitute and should not be viewed as an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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

We recorded a net loss from continuing operations of approximately $3.1 million for the year ended December 31, 2022 and $2.9 million for the year ended December 31, 2021. Our revenues increased from $6.1 million to $8.3 million during 2022, and our costs and expenses increased from $8.9 million during the year ended December 31, 2021, to $11.4 million during the year ended December 31, 2022. In addition, we used $2.2 million in cash flow from continuing operations during the year ended December 31, 2022. Our independent registered public accounting firm has included in its audit report for the year ended December 31, 2022, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will need to continue to increase revenues and reduce our corporate operating expenses to achieve profitability and positive cash flow from operations. Despite our efforts, including our restructuring and cost-cutting program, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

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

Maintaining, protecting and enhancing all of our brands is critical to expanding the base of members for the PDN Network and NAPW Network and increasing their engagement with the product and services offerings of the Company, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality offerings, which we may not do successfully in the future. We have devoted significant resources to develop our brands, particularly NAPW. That brand is predicated on the idea that professional women will trust it and find value in building and maintaining their professional identities and reputations on the NAPW Network platform. Despite our efforts to protect our brands and prevent their misuse, if others misuse any of our brands or pass themselves off as being endorsed or affiliated with the PDN Network or the NAPW Network, it could harm our reputation and our business could suffer. If members of any of our networks or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for the PDN Network or the NAPW Network, or if they choose to blend their professional and social networking activities, our brands and the business of the Company could be harmed. Members of any of our networks could find that new product or service offerings that are introduced are difficult to use or may feel that they degrade their experience with our organization, which could harm the reputation of the networks and the Company for delivering high-quality offerings. Our brands are also important in attracting and maintaining high performing employees. If we do not successfully maintain strong and trusted brands for our networks, our business can be materially and adversely affected.

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

Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or complete acquisitions in a timely manner, on a cost-effective basis or at all. Even if we complete an acquisition, we may not realize the anticipated benefits of such acquisition. Actual cost savings and synergies, which may be achieved from an acquired entity may be lower than expected and may take a longer time to achieve than we anticipate. Our acquisitions have previously required, and any similar future transactions may also require, significant efforts and expenditures, in particular with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with acquisition activities and integration efforts, which include:

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

As part of our strategy to market our products and services directly to employers and third-party recruiters, we rely on our direct sales force for recruitment revenue and recruitment advertising revenue. We currently employ professionals in sales, sales support and marketing who are trained in selling our products and services. We continuously attempt to optimize the direct sales team and refine the manner in which our products and services are sold. While the Company made progress in growing its direct sales, we have not matured the sales force to the point of predictability, nor have we sold enough services to achieve profitability. There is no assurance that our direct sales strategy we will yield sufficient recruitment revenue and recruitment advertising revenue in the future.

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

RemoteMore’s business heavily relies on remote working with its customers, which means many contractors will use their own personal devices and home networks to perform work tasks. This presents some of the largest risks to the worker and the business. Many personal devices lack the hardened nature of a corporate device and other security capabilities, such as encryption, auto-backups, authentication and security monitoring, which may expose our business or our customers’ business to additional risk of cyber-attack. This remote working environment makes it more difficult to monitor contractor access to data, information sent and received online, and legitimacy of access.

Our systems are vulnerable to natural disasters, acts of terrorism and cyber-attacks.

Our systems are vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, cyber-attacks and similar events. For systems which are not based in cloud storage, we have implemented a disaster recovery program, maintained by a third-party vendor, which allows us to move production to a back-up data center in the event of a catastrophe. Although this program is functional, it does not yet provide a real-time back-up data center, so if our primary data center shuts down, there will be a period of time that such website will remain shut down while the transition to the back-up data center takes place. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. Although we carry cyber security insurance, our claims may exceed the insurance coverage, and we may not be fully compensated by third party insurers in the event of service interruption or cyber-attack. Furthermore, our business may never recover from such an event.

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

Demand for our services is sensitive to changes in the level of economic activity. Many companies hire fewer employees when economic activity is slow. Following the financial crisis in 2008, and again following the development of the COVID-19 pandemic in 2020, unemployment in the United States increased and hiring activity was limited. Although the economy has begun to recover and unemployment in the United States has improved, if the economy does not continue to recover or worsens, or unemployment returns to high levels, demand for our services and our revenue may be reduced. In addition, lower demand for our services may lead to lower prices for our services. The volatility in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the economy does not fully recover or worsens, our business, results of operations and financial condition could be materially and adversely affected.

Our growth strategy may fail as a result of changing social trends.

Our business is dependent on the continuity of certain social trends, such as the increasing socialization of the Internet, the demographic trend towards women’s career advancement, the growing ethnic diversity of the United States population and labor force, a regulatory environment that promotes diversity in the workplace, the growing ethnic population’s spending power and the acceptance and growth of online recruitment and advertising. Some or all of these trends may change over time. For example, increased privacy concerns may jeopardize the growth of online social and professional network websites. Furthermore, it is possible that people may not want to identify in online social or professional networks with a focus on diversity at all. Or alternatively, people who belong to more than one diversity group (such as Hispanic-American females, among others) may not be drawn to our websites, which singularly focus on one specific diversity group. Our strategy may fail as a result of these changing social trends, and if we do not timely adjust our strategy to adapt to changing social trends, we will lose members, and our business, operating results and financial condition would be materially and adversely affected.

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

We are currently party to litigation and may in the future be subject to additional legal proceedings and litigation, which may be costly to defend and could materially and adversely affect our business results or operating and financial condition.

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

From time-to-time, we may face claims against companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our solutions, any of which could have a negative effect on our business and operating results.

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

The extent of the impact of COVID-19 on our business and financial results will also depend on future developments, including the duration and spread of the pandemic or the implementation or recurrence of shelter in place or similar orders in the future.

Risks Related to Our Common Stock

Our significant stockholder and our directors and executive officers have substantial control over the Company and could limit your ability to influence the outcome of key transactions, including changes of control.

Cosmic Forward Limited (“CFL”) beneficially owned approximately 26% of our common stock as of December 31, 2022. As a result of its ownership CFL is able to influence significantly all matters requiring approval by our stockholders, including the election of directors. We also sold 1,162,791 shares of our common stock, or approximately 11.7% of the outstanding stock at the time, to a single investor in a private placement on December 16, 2022. In addition, our directors and executive officers and their affiliated entities, in the aggregate, beneficially own approximately 2.91% of our outstanding common stock as of December 31, 2022. Stockholders other than these principal stockholders may, therefore, have relatively little influence on decisions regarding such matters. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be adverse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may affect the market price of our common stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and, therefore, will adversely affect liquidity in the trading of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile. Since shares of our common stock were sold in our initial public offering at a price of $64.00 per share, our stock price has ranged from $0.98 to $2.16 during the fiscal year of 2022. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The market price of our common stock could decline as a result of (i) substantial sales of our common stock, particularly sales by CFL and/or our directors, executive officers, employees, or other significant stockholders, (ii) a large number of shares of our common stock becoming available for sale, or (iii) the perception in the market that holders of a large number of shares intend to sell their shares. CFL has the right to require the Company to register the public resale under a registration statement filed with the SEC. We also registered for resale 1,162,791 shares of our common stock, or approximately 11.7% of the outstanding stock at the time, that we sold in a private placement to a single investor on December 16, 2022. The eventual resale of some or all of such shares, or the perception that such sale or sales could be imminent, could result in a material decline in the market value of our common stock. In addition, sales of securities under our “shelf” registration statement, which allows for the issuance of shares of our common stock, preferred stock, rights, warrants, and units from time to time up to an aggregate amount of $45,000,000, may cause the market price of our stock to decline.

The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. Following amendments approved by the Company’s stockholders in June 2017, November 2018 and June 2021, the Company is now authorized to issue 750,000 shares under the amended 2013 Plan. For more information about our 2013 Equity Compensation Plan, please see Note 13 of our Consolidated Financial Statements included in this Annual Report.

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

Our management determined that as of December 31, 2020, our internal controls over financial reporting had material weaknesses. Specifically, (i) policies and procedures were not implemented to recognize revenue equal to the amount allocated from revenue-sharing agreements with partners, (ii) accounting policies and procedures associated with its revenue-sharing agreement were not implemented to properly estimate allowance for doubtful accounts and bad debt expense, and (iii) accounting procedures were not sufficiently formal that management can determine whether the control objective is met, documentation supporting the procedures is in place, and personnel routinely know the procedures that need to be performed.

Our management determined as of both December 31, 2020 and December 31, 2021 that our internal control over financial reporting had material weaknesses. In response we completed certain measures to remediate the material weaknesses related to our internal control over financial reporting that had been identified. For example, during 2022, we (i) improved the use of relevant operating information to adequately develop accounting and financial information to serve as our basis for reliable financial reporting pertaining to amounts allocated from revenue sharing agreements with partners and properly estimate allowance for doubtful accounts and bad debt expense, (ii) hired experienced staff and utilized third-party consultants to provide technical competencies necessary for the nature and complexity of the entity’s activities, and (iii) performed supporting analyses for each non-routine event or transaction that required management’s judgement and/or estimate.

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

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is, therefore, in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

We lease approximately 4,900 square feet of space for our headquarters in Chicago, Illinois under a lease that expires on September 30, 2027.

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

ITEM 3 - LEGAL PROCEEDINGS

On June 7, 2022, we settled a lawsuit whereby NAPW Inc., a wholly-owned subsidiary of ours, was named as a defendant in a Nassau County (NY) Supreme Court case [NAPW Case index No. LT 000421/2018; NAPW’s former Garden City, NY, office], and whereby TL Franklin Avenue Plaza LLC had sued and obtained a judgment against NAPW in the amount of $855,002, plus accrued interest through the settlement date. The settlement was for a cash payment of $70,000 to be made to the plaintiff, resulting in the reduction of our reserve and a one-time, non-cash gain of $908,564 reflected in our consolidated financial statements during 2022. A stipulation for settlement was filed with the court on June 7, 2022, and the lawsuit was effectively terminated with prejudice upon such filing.

We and our wholly owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018, and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. Plaintiffs are seeking monetary damages and equitable relief. The Company disputes that it or its subsidiary violated the applicable laws or that either entity has any liability and intends to vigorously defend against these claims. The matter is in the final stages of discovery, and we have completed depositions of relevant witnesses. During the first quarter of 2020, we recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. In November 2020, both parties entered into mediation proceedings, but a settlement was not reached. While the COVID-19 pandemic has caused delays to the litigation, it is expected that these delays will decrease as the disruption caused by the pandemic subsides.

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

	High	Low
Year Ended December 31, 2022
First Quarter	$2.16	$1.48
Second Quarter	$2.12	$1.40
Third Quarter	$1.72	$1.46
Fourth Quarter	$2.08	$0.98

Year Ended December 31, 2021
First Quarter	$4.30	$2.08
Second Quarter	$2.33	$1.39
Third Quarter	$2.12	$1.12
Fourth Quarter	$1.55	$0.93

Holders

As of March 31, 2023, we had 49 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

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

Recent Sales of Unregistered Securities

In December 2022, we entered into a stock purchase agreement with Ms. Hongjun Chen, in which the Company sold 1,162,791 shares of its common stock at a price per share of $0.86 for gross proceeds of approximately $1,000,000.

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

Overview

We are an operator of professional communities with a focus on diversity, employment, education and training. We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification. We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, and Lesbian, Gay, Bisexual, and Transgender (LGBTQ+).

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

	Year Ended December 31,
	2022	2021
Revenues:
Membership fees and related services	7.7%	16.1%
Recruitment services	58.5%	76.2%
Contracted software development	31.8%	5.0%
Consumer advertising and marketing solutions	2.0%	2.7%

Membership Fees and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” events which occur in a webcast setting, as well as through in-person networking local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits, as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time.

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

Consumer Advertising and Marketing Solutions. We work with partner organizations to provide them with integrated job boards on their websites, which offer their members or customers the ability to post recruitment advertising and job openings. We generate revenue from fees charged for those postings.

Cost of Revenue

Cost of revenue primarily consists of costs of producing job fair and other events, revenue-sharing with partner organizations, costs of web hosting and operating our websites for the PDN Network. Costs of hosting member conferences and local chapter meetings are also included in the cost of revenue for NAPW Network. Costs of paying outside developers are included in the cost of revenue for RemoteMore.

	Year Ended December 31,
	2022	2021
Cost of revenues:
PDN Network	34.0%	69.9%
NAPW Network	10.5%	11.3%
RemoteMore	55.5%	18.8%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$639	$985	$(346)	(35.1)%
Recruitment services	4,862	4,647	215	4.6%
Contracted software development	2,646	303	2,343	773.3%
Consumer advertising and marketing solutions	167	164	3	1.8%
Total revenues	$8,314	$6,099	$2,215	36.3%

Total revenues increased approximately $2,215,000, or 36.3% from $6,099,000 for the year ended December 31, 2021 to approximately $8,314,000 for the year ended December 31, 2022. The increase was predominately attributable to approximately $2,343,000 of contracted software development related to RemoteMore, as compared to the same period in the prior year due to RemoteMore having a full year of operations in 2022 as compared to only three months of operations in 2021. Also contributing to the increase was an increase in recruitment services revenues of approximately $215,000, partially offset by an approximate $346,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$5,029	$4,811	$218	4.5%
NAPW Network	639	985	(346)	(35.1)%
RemoteMore	2,646	303	2,343	773.3%
Total revenues	$8,314	$6,099	$2,215	36.3%

During the year ended December 31, 2022, our PDN Network generated approximately $5,029,000 in revenues compared to $4,811,000 in revenues during the year ended December 31, 2021, an increase of approximately $218,000 or 4.5%. The increase in revenues was primarily due to an increase in job placement commission of approximately $179,000. Event and partner sales revenue combined for an increase of approximately $69,000 over the same period in the prior year. Partially offsetting the increases were decreases in diversity recruitment initiatives of our clients of approximately $30,000 as there was a softening in client hiring due to the macroeconomic environment change in the latter half of 2022.

During the year ended December 31, 2022, NAPW Network revenues were approximately $639,000, compared to revenues of $985,000 during the year ended December 31, 2021, a decrease of approximately $346,000 or 35.1%. The decrease in revenues was primarily due to an approximate $277,000 decrease in renewal membership and approximately $69,000 decrease in new membership, as compared to the same period in the prior year. We believe that the membership services that the NAPW Network provides to our customers turned into a discretionary spending decision during 2021 and continued into 2022, as a result of the financial and economic impact of COVID-19. We continue to research services and price points to reverse the impact of lower membership.

During the year ended December 31, 2022, RemoteMore revenue was approximately $2,646,000, compared to revenues of approximately $303,000 during the same period in the prior year, an increase of approximately $2,343,000. This is due to the current period having a full twelve months of operations versus the same period in 2021, which only had approximately 3 months of operations from the acquisition date of September 20, 2021.

Costs and Expenses

The following tables set forth our costs and expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$4,260	$1,524	$2,736	179.5%
Sales and marketing	2,806	2,457	349	14.2%
General and administrative	3,574	4,623	(1,049)	(22.7)%
Depreciation and amortization	776	385	391	101.6%
Total cost and expenses:	$11,416	$8,989	$2,427	27.0%

Total costs and expenses increased for the year ended December 31, 2022 to approximately $11,416,000 compared to $8,989,000 for the year ended December 31, 2021. The approximate $2,427,000, or 27.0%, increase in costs and expenses was primarily attributable to the following:

●	The increase in cost of revenues of approximately $2,736,000, as compared to the prior year, is predominately a result of an increase in contractor costs of approximately, $2,078,000 related to RemoteMore, due to the current period having a full twelve months of operations versus the same period in 2021, which only had approximately 3 months of operations from the acquisition date of September 20, 2021. Also contributing to the increase in cost of revenues were approximately $463,000 of increased costs directly related to driving increased revenues, and approximately $195,000 increased payroll related costs, as compared to the same period in the prior year.
●	The increase in sales and marketing of approximately $349,000, as compared to the same period in 2021, is a result of increases in marketing and advertising costs of approximately $264,000, payroll related costs of approximately $132,000, and employee and member commissions of approximately $114,000. Partially offsetting the increase were decreases in agency commissions of approximately $97,000 and consulting expenses of approximately $45,000.
●	The decrease in general and administrative expenses of approximately $1,049,000, as compared to the same period in 2021, was predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $908,000. Also contributing to the decrease were reductions of share-based compensation of approximately $153,000, bad debt expense of approximately $180,000, litigation expenses of approximately $154,000, and payroll related costs of approximately $90,000. Partially offsetting the decrease in general and administrative expense were increases of approximately $320,000 in other purchased services and approximately $116,000 in other related costs.
●	The increase in depreciation and amortization of approximately $391,000, as compared to the same period in 2021, is predominately due to $397,000 of amortization related to RemoteMore intangible assets.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$4,614	$3,741	$873	23.3%
NAPW Network	835	1,835	(1,000)	(54.5)%
RemoteMore	3,654	655	2,999	457.8%
Corporate Overhead	2,313	2,758	(445)	(16.1)%
Total cost and expenses:	$11,416	$8,989	$2,427	27.0%

Costs and expenses related to our PDN Network increased approximately $873,000 or 23.3%, during the year ended December 31, 2022, as compared to the prior year, primarily due to increases of approximately $455,000 related to non-payroll sales and marketing expenses, $324,000 in payroll related costs, $138,000 related to employee commissions, and $110,000 related to other miscellaneous taxes. Partially offsetting the period-to-period increase were reductions of bad debt expense of approximately $185,000, reimbursed expenses from NAPW and RemoteMore of approximately $67,500, and other expenses of $98,000.

Costs and expenses related to the NAPW Network decreased approximately $1,000,000, or 54.5%, during the year ended December 31, 2022, as compared to the prior year. The decrease was predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $908,000. Also contributing to the decrease were approximately $242,000 in payroll related costs primarily due to restructuring of the sales force in the first quarter of 2021, and litigation and settlement costs of approximately $154,000. Partially offsetting the decrease were increases in conference expenses incurred primarily related to the October Gala event of approximately $238,000 and $66,000 of other related charges.

Cost and expenses related to RemoteMore increased approximately $2,999,000 in 2022 during the year ended December 31, 2022, as compared to the prior year, predominately consisting of contractor costs of approximately $2,100,000, amortization of intangibles of approximately $397,000, other purchased services of approximately $230,000, salaries and wages of approximately $132,000, reimbursed expenses to PDN of approximately $60,000, and other operating costs of approximately $80,000.

Corporate overhead expenses decreased approximately $445,000 or 16.1% during the year December 31, 2022, as compared to the prior year, primarily as a result of a decrease of approximately $187,000 in filing fees, registrations and other miscellaneous taxes, $165,000 in reduced legal fees, $153,000 in share-based compensation, and $83,000 of payroll related costs. Partially offsetting the decrease was approximately $100,000 in increased accounting expenses, and approximately $42,000 of other charges, as compared to the prior year.

Other Income (Expenses)

Other income for the year ended December 31, 2022 was approximately $(4,000), compared to other income of approximately $8,000 during the year ended December 31, 2021. The decrease in other income during the current year was primarily due to approximately $12,000 in foreign currency exchange losses related to RemoteMore’s operations.

Income Tax Benefit

	Year Ended December 31,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(13)	$(22)	$9	40.9%

During the years ended December 31, 2022, and 2021, we recorded a benefit for income tax of $13,000 and $22,000. The decrease in income tax benefit during the current period was primarily due to a reduction in our deferred tax liabilities in the current year.

Discontinued Operations

In March 2020, our Board of Directors decided to suspend all operations in China. The results for operations of China are presented in the consolidated statements of operation and comprehensive loss as loss from discontinued operations.

The following table presents results from discontinued operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenues	$-	$-

General and administrative	65	90
Non-operating (expense) income	(0)	(1)
Loss from discontinued operations before income tax	(65)	(89)
Income tax expense	-	-
Net loss from discontinued operations	$(65)	$(89)

Net loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended December 31,		Change	Change
	2022	2021	(Dollars)	(Percent)
	(in thousands)
PDN Network	$414	$1,066	$(652)	(61.1)%
NAPW Network	(221)	(840)	619	(73.7)%
RemoteMore	(1,020)	(353)	(667)	189.0%
Corporate Overhead	(2,266)	(2,733)	467	(17.1)%
Consolidated net loss from continuing operations	$(3,092)	$(2,860)	$(232)	8.1%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the year ended December 31, 2022, we incurred a net loss of approximately $3,092,000 from continuing operations, a increase in net loss of approximately $232,000 or 8.1% from a net loss of $2,860,000 for the year ended December 31, 2021.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the years ended December 31, 2022 and 2021, the most directly comparable GAAP measure as reported in the consolidated financial statements:

	Years Ended December 31,
	2022	2021
	(in thousands)
Loss from Continuing Operations	$(3,092)	$(2,861)
Share-based compensation	481	634
Litigation settlement reserve	(909)	175
Loss attributable to noncontrolling interest	555	193
Depreciation and amortization	776	385
Other income (expense)	4	(8)
Income tax benefit	(13)	(22)
Adjusted EBITDA	$(2,198)	$(1,504)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$1,237	$3,403
Working capital (deficit) from continuing operations	$(187)	$834

As of December 31, 2022, we had cash and cash equivalents of $1,237,000 compared to cash and cash equivalents of $3,403,000 at December 31, 2021. Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock. As of December 31, 2022, we had a working capital deficit of approximately $187,000, compared to a working capital of approximately $834,000 as of December 31, 2021. We had an accumulated deficit of approximately $98,383,000 at December 31, 2022. During the years ended December 31, 2022 and 2021, we generated a net loss from continuing operations of approximately $3,092,000 and $2,860,000 and used cash from continuing operations of approximately $2,250,000 and $1,841,000.

During 2022, we continued our focus on cost cutting initiatives and improving our overall profitability and shareholder value through new sales and marking initiatives and through business collaborations. However, we have continued to generate negative cash flows from operations, and we expect to incur net losses for the short-term foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan of increased sales and market share through the generation of organic growth in revenues from our existing operating segments, raise capital, and make strategic acquisitions. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In January 2021, the Company issued 75,000 shares of the Company’s common stock to White Winston as a result of a settlement agreement.

On February 1, 2021, we entered into a private placement with Ms. Yiran Gu, in which the Company sold 250,000 shares of its common stock at a price per share of $2.00 for gross proceeds of $1,000,000.

On July 9, 2021, we closed a registered direct offering, pursuant to which certain institutional accredited investors purchased 735,294 shares of the Company’s common stock, par value $0.01 per share, at a per share price equal to $3.40 for gross proceeds of $2,500,000.

On September 22, 2021, we entered into a stock purchase agreement with Cosmic Forward Limited, in which the Company sold 474,384 shares of its common stock at a price per share of $2.10 for gross proceeds of approximately $1,000,000.

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore USA, Inc., and as a component of the $500,000 to be paid within one year, the Company issued 139,860 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore (see Note 4 – Business Combinations).

In September 2022, in connection with the acquisition of a 9% interest in Koala Crypto Limited the Company issued 863,392 shares of its common stock to Seller in a private placement (the “Consideration Shares”). The Consideration Shares were valued at $1,350,000 (see Note 8 – Long-term Investments).

In December 2022, the Company entered into a stock purchase agreement with Ms. Hongjun Chen, in which the Company sold 1,162,791 shares of its common stock at a price per share of $0.86 for gross proceeds of approximately $1,000,000.

In March 2021, we entered into a stock purchase agreement (“Stock Purchase Agreement”) to purchase a significant equity stake in RemoteMore USA Inc. (“RemoteMore”), a Delaware corporation. On September 20, 2021, we acquired 45.62% of the outstanding shares of RemoteMore USA (“RemoteMore”) stock, as well as certain assets, including contracts in place, certain domain names and other intellectual property. Based on the significant influence that our management has over the operations and guidance of RemoteMore, we have consolidated RemoteMore’s account balances and operations in our consolidated financial statements. In March 2023, we exercised our option to purchase an additional 20% interest in RemoteMore for $116,667 furthering our interest in RemoteMore to 65.62%.

In January 2023, we announced that our newly formed wholly-owned subsidiary, Expo Experts Events, LLC, pursuant to an asset purchase agreement with Expo Experts, LLC (“Expo Experts”), an Ohio limited liability company, has purchased the assets and operations of Expo Experts for a total consideration of $600,000 funded by the payment of $400,000 in cash and the issuance of restricted shares of PDN common stock valued at $200,000 based on the volume weighted-average price as of twenty (20) days prior to the closing date.

On January 31, 2022, the Company announced its Board of Directors had approved the repurchase of up to $2 million of its outstanding common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased would be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases could also be made under a Rule 10b5-1 plan of the Securities Exchange Act of 1934, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Since inception of the Stock Buyback Plan through December 20, 2022, the Company purchased 530,421 shares of its common shares, for a total of approximately $855,000 at an average cost of approximately $1.62 per share (excluding commissions). Transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. As of December 20, 2022, the Company suspended the Stock Buyback Plan.

While we believe that our cash and cash equivalents of approximately $1,237,000, at December 31, 2022, and cash flow from operations, may be sufficient to meet our working capital requirements for the fiscal year 2023, our available funds and cash flow from operations may not be sufficient to meet our working capital requirements without the need to increase revenues or raise capital by the issuance of common stock. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances similar to COVID-19 will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.

Our PDN Network sells recruitment services to employers, generally on a one-year contract basis. This revenue is also deferred and recognized over the life of the contract. Our payment terms for PDN Network customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Our NAPW network collects membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve-month period. Since 2018, we have also offered a monthly membership for IAW USA for which we collect a fee on a monthly basis.

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash (used in) provided by continued operations
Operating activities	$(2,250)	$(1,841)
Investing activities	(61)	(1,288)
Financing activities	145	4,445
Effect of exchange rate fluctuations on cash and cash equivalents	2	2
Cash (used in) provided by discontinued operations
Operating activities	(2)	(33)
Net (decrease) increase in cash and cash equivalents	$(2,166)	$1,285

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the year ended December 31, 2022 was $2,250,000. We had a net loss from continuing operations of $3,092,000 during the year ended December 31, 2022, which included a gain on settlement of $908,564 in litigation settlement reserves, share-based compensation expense of $481,000 and depreciation and amortization expense of $776,000, predominately due to amortization of intangible assets related to the acquisition of RemoteMore, reduction of our merchant reserve of $381,000 and noncash lease expense of $91,000. Changes in operating assets and liabilities provided approximately $40,000 of cash during the year ended December 31, 2022, consisting primarily of a $90,000 increase in accounts payable, a $71,000 increase in accounts receivable, a $103,000 increase in prepaid expenses, and a $102,000 increase in accrued liabilities, which was partially offset by a $224,000 decrease in deferred revenues and $101,000 in lease liability.

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

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2022 was approximately $61,000, which consisted primarily of $45,000 in costs associated with internally developed technology and $16,000 associated with the purchases of computer equipment. During the year ended December 31, 2021, net cash used in investing activities from continuing operations was $1,288,243 and consisted of investment deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the year ended December 31, 2022, was approximately $145,000, which reflected the proceeds from the sale of, and the reacquisition of, common stock as described above.

Net cash provided by financing activities from continuing operations during the year ended December 31, 2021, was approximately $4,445,000, which reflected proceeds from the sale of common stock as described above.

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

Consumer marketing and consumer advertising revenue is recognized either based upon a fixed-fee for revenue-sharing agreements in which payment is required at the time of posting or billed based upon the number of impressions (the number of times an advertisement is displayed) recorded on the websites as specified in the customer agreement.

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

Revenue Concentration

We, in alliance with another company, partner to sell two recruitment services products. This alliance member builds, hosts, and manages the Company’s job boards and website. This alliance member also bills customers, collects fees, and provides customer services. For the year ended December 31, 2022 and 2021, the Company recorded approximately 11.4% and 11.1% of its recruitment services revenue from this alliance sales relationship.

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

These and other forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to raise funds in the future to support operations;
●	failure to realize synergies and other financial benefits from mergers and acquisitions within expected time frames, including increases in expected costs or difficulties related to integration of merger and acquisition partners;
●	inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners;
●	our history of operating losses;
●	our limited operating history in a new and unproven market;
●	increasing competition in the market for online professional networks;
●	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
●	our ability to adapt to changing technologies and social trends and preferences;
●	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
●	our ability to obtain and maintain intellectual property protection for our intellectual property;
●	the outcome of current or future litigation regarding our business, including intellectual property claims;
●	general and economic business conditions; and
●	legal and regulatory developments.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated financial statements required by this item are included on pages F-1 through F-27 of this Annual Report. See Item 15(a)(l) for a listing of financial statements provided.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on December 31, 2022, and during the period prior to and including the date of this report.

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

Management’s Report on Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (principal executive officer), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable assurance that our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP), and include those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

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

Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Business Conduct and Ethics below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” “Executive Officers” and “Other Matters—Delinquent Section 16(a) Reports” in our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers and Executive Compensation” in our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by our shareholders (1)	56,089	$9.04	1,074,964
Equity compensation plans not approved by our shareholders	-	-	-
Total	56,089	$9.04	1,074,964

(1) Includes outstanding stock options to purchase shares of our common stock and outstanding restricted stock awards pursuant to the Company’s 2013 Equity Compensation Plan, as amended. Each of these plans has been approved by our stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2022 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Sassetti, LLC, Oakbrook, Illinois (Auditor Firm ID No. 29). The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The consolidated financial statements and schedules listed in the accompanying Index to Financial Statements on page F-1 are filed as part of this report.

2. Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or because the required information is given in the consolidated financial statements and notes thereto.

3. Exhibits

The exhibits listed on the Index to Exhibits (pages 41 through 42) are filed as part of this Annual Report.

ITEM 16. FORM 10-K SUMMARY

None.

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger among the Company, NAPW Merger Sub, Inc., NAPW, Inc. and Matthew B. Proman, dated as of July 11, 2014 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2014).
2.2	Stock Purchase Agreement, dated as of August 12, 2016, by and between Professional Diversity Network, Inc. and Cosmic Forward Limited, including as Exhibit A the form of Stockholders’ Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2016).
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended through October 17, 2016 (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed with the SEC on October 18, 2021).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated January 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2023).
3.3	Second Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
4.1	Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of Amendment No. 12 to the Company’s Registration Statement on Form S-1 (No. 333-181594), filed with the SEC on February 28, 2013).
4.2	Description of securities registered under Section 12 of the Exchange Act (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-260316), filed with the SEC on October 18, 2021).
10.1	Stockholders’ Agreement, dated as of November 7, 2016, by and among Professional Diversity Network, Inc., Cosmic Forward Limited, Maoji (Michael) Wang, Jingbo Song, Yong Xiong Zheng and Nan Nan Kou (incorporated herein by reference to Exhibit 4.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
10.2#	Amended and Restated Professional Diversity Network, Inc. 2013 Equity Compensation Plan (incorporated herein by reference to Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on April 30, 2021).
10.3	Form of Securities Purchase Agreement entered into with accredited investors dated July 6, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8. 2021).
10.4#	Employment Agreement between the Company and Adam He, dated as of June 25, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022).
10.5#	Employment Agreement between the Company and Larry Aichler, dated as of August 26, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2021).
10.6	Stock Purchase Agreement dated September 27, 2022 between the Company and Koala Malta Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2022).
10.7	Shareholders’ Agreement dated September 27, 2022, among the Company, Koala Malta Limited and Koala Crypto Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2022).
10.8	Charge over Shares dated September 27, 2022, relating to Koala Crypto Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 30, 2022).
10.9	Guarantee and Indemnity dated September 27, 2022, by Koala Capital Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 30, 2022).
10.10	Securities Purchase Agreement dated December 16, 2022 between the Company and Hongjun Chen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2022).
21*	List of Subsidiaries of the Company
23.1*	Consent of Sassetti, LLC.
24	Powers of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

#	Denotes a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ Xin (Adam) He
Name:	Xin (Adam) He
Title:	Chief Executive Officer (Principal Executive Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Professional Diversity Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Professional Diversity Network, Inc. (the Company) as of December 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has a significant accumulated deficit, and will need to raise additional funds to meet its obligations and the costs of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

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

Revenue Recognition

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company derives its revenue from multiple sources, including recruitment services, contracted software development and membership fees. Most contracts have one performance obligation and are recognized at a point in time contemporaneous when the service is performed or with the date of the event. The Company has other agreements for services that may stretch over longer periods of time or contain multiple performance obligations which are accounted for separately, if they are distinct that require further analysis to determine proper recognition.

How the Critical Audit Matter was Addressed in the Audit

To address this matter in our audit, we obtained an understanding of the design and implementation of internal controls as it relates to the revenue process, including the various revenue streams. Our audit procedures included, among others, reading the contract or sales order from the customer to identify the performance obligation(s), including any distinct performance obligations and evaluating timing of revenue recognition for a sample of sales transactions. A sample of transactions from the billing system was traced to source data as well as cash receipts.

We have served as the Company’s auditor since 2022.

Oak Brook, Illinois

March 31, 2023

THIS REPORT IS A COPY OF THE PREVIOUSLY ISSUED REPORT. THE PREDECESSOR AUDITOR HAS CEASED OPERATIONS AND THEREFORE, HAS NOT REISSUED THE REPORT.

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

March 30, 2022

We have served as the Company’s auditor since 2018.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

Current Assets:
Cash and cash equivalents	$1,236,771	$3,402,697
Accounts receivable, net	1,318,217	1,389,112
Other receivables	350,000	350,000
Prepaid expense and other current assets	347,807	450,784
Current assets from discontinued operations	4,600	4,600
Total current assets	3,257,395	5,597,193

Property and equipment, net	35,341	29,040
Capitalized technology, net	64,499	43,038
Goodwill	1,274,785	1,274,785
Intangible assets, net	225,221	968,281
Right-of-use assets	365,324	427,652
Merchant reserve	-	380,849
Security deposits	66,340	66,340
Other assets	1,350,000	-
Long-term assets from discontinued operations	197,228	197,595
Total assets	$6,836,133	$8,984,773

Current Liabilities:
Accounts payable	$338,600	$248,595
Accrued expenses	1,071,842	1,878,415
Deferred revenue	1,925,788	2,149,885
Stock to be issued	-	400,000
Lease liability, current portion	103,555	81,825
Current liabilities from discontinued operations	503,090	420,850
Total current liabilities	3,942,875	5,179,570

Lease liability, non-current portion	341,165	434,938
Other long-term liabilities	100,000	100,000
Deferred tax liability	143,069	162,360
Total liabilities	4,527,109	5,876,868

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,898,376 shares and 8,034,150 shares issued as of December 31, 2022 and 2021, and 10,367,431 and 8,033,626 shares outstanding as of December 31, 2022 and 2021	103,675	80,337
Additional paid in capital	101,728,600	98,520,509
Accumulated other comprehensive income	(10,986)	6,565
Accumulated deficit	(98,382,540)	(95,779,818)
Treasury stock, at cost; 530,945 and 524 shares at December 31, 2022 and 2021	(892,482)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	2,546,267	2,790,476
Non-controlling interest	(237,243)	317,429
Total stockholders’ equity	2,309,024	3,107,905
Total liabilities and stockholders’ equity	$6,836,133	$8,984,773

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
Revenues:
Membership fees and related services	$639,271	$985,446
Recruitment services	4,861,761	4,646,786
Contracted software development	2,645,619	302,882
Consumer advertising and marketing solutions	167,437	163,485
Total revenues	8,314,088	6,098,599

Costs and expenses:
Cost of revenues	4,260,012	1,523,800
Sales and marketing	2,805,542	2,457,019
General and administrative	3,574,314	4,623,083
Depreciation and amortization	776,095	385,161
Total costs and expenses	11,415,963	8,989,063

Loss from continuing operations	(3,101,875)	(2,890,464)

Other income (expense)
Interest and other income (expense), net	(3,652)	7,999
Other income (expense), net	(3,652)	7,999

Loss before income tax benefit	(3,105,527)	(2,882,465)
Income tax benefit	13,188	21,540
Loss from continuing operations, net of tax	(3,092,339)	(2,860,925)
Loss from discontinued operations	(65,055)	(88,813)
Net loss including non-controlling interests	$(3,157,394)	$(2,949,738)
Net loss attributable to non-controlling interests	554,672	192,755
Net loss attributable to Professional Diversity Network, Inc.	(2,602,722)	(2,756,983)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(2,602,722)	$(2,756,983)
Foreign currency translation adjustment	(17,551)	(285,941)
Comprehensive loss	$(2,620,273)	$(3,042,924)

Basic and diluted loss per share:
Continuing operations	$(0.38)	$(0.40)
Discontinued operations	$(0.01)	$(0.01)
Net loss per share	$(0.39)	$(0.41)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	8,195,282	7,221,739

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity
Balance at December 31, 2020	6,409,922	$64,099	$96,049,179	$(93,022,835)	524	$(37,117)	$292,506	$-	$3,345,832
Sale of common stock	1,459,678	14,598	4,263,854	-	-	-	-	-	4,278,452
Issuance of common stock	75,000	750	165,750	-	-	-	-	-	166,500
Share-based compensation	91,438	914	633,426	-	-	-	-	-	634,340
Common stock cancellations	(2,411)	(24)	24	-	-	-	-	-	-
Adjustment from discontinued operations	-	-	(2,591,724)	-	-	-	-	-	(2,591,724)
Non-controlling interest in subsidiary	-	-	-	-	-	-	-	510,184	510,184
Translation adjustments	-	-	-	-	-	-	(285,941)		(285,941)
Net loss	-	-	-	(2,756,983)	-	-	-	(192,755)	(2,949,738)
Balance at December 31, 2021	8,033,627	$80,337	$98,520,509	$(95,779,818)	524	$(37,117)	$6,565	$317,429	$3,107,905

Sale of common stock	1,162,791	11,628	988,372	-	-	-	-	-	1,000,000
Issuance of common stock	1,003,252	10,032	1,739,968	-	-	-	-	-	1,750,000
Share-based compensation	167,761	1,678	479,751	-	-	-	-	-	481,429
Stock Buyback Plan	-	-	-	-	530,421	(855,365)	-	-	(855,365)

Translation adjustments	-	-	-	-	-	-	(17,551)	-	(17,551)
Net loss	-	-	-	(2,602,722)	-	-	-	(554,672)	(3,157,394)
Balance at December 31, 2022	10,367,431	$103,675	$101,728,600	$(98,382,540)	530,945	$(892,482)	$(10,986)	$(237,243)	$2,309,024

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Loss from continuing operations	$(3,092,339)	$(2,860,925)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	776,095	385,161
Deferred income taxes	(19,291)	(21,540)
Noncash lease expense	91,387	66,264
Stock-based compensation expense	481,429	634,340
Litigation settlement reserve	(908,564)	175,000
Reduction of merchant reserve	380,849	380,000
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	70,895	(383,630)
Prepaid expenses and other current assets	102,978	(95,525)
Incremental direct costs	-	36,212
Accounts payable	90,005	(481,920)
Accrued expenses	101,991	77,252
Lease liability	(101,102)	-
Deferred revenue	(224,097)	248,756
Net cash used in operating activities - continuing operations	(2,249,764)	(1,840,555)
Net cash used in operating activities - discontinued operations	(1,534)	(33,445)
Net cash used in operating activities	(2,251,298)	(1,874,000)

Cash flows from investing activities:
Costs incurred to develop technology	(45,195)	(49,970)
Purchases of property and equipment	(15,602)	(24,940)
Payments for investment deposit	-	(350,000)
Acquisition of equity interest in RemoteMore USA, Inc.	-	(863,333)
Net cash used in investing activities - continuing operations	(60,797)	(1,288,243)
Net cash provided by investing activities - discontinued operations	-	-
Net cash used in investing activities	(60,797)	(1,288,243)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,000,000	4,444,951
Repurchases of common stock	(855,365)	-
Net cash provided by financing activities - continuing operations	144,635	4,444,951
Net cash provided by financing actvities - discontinued operations	-	-
Net cash provided by financing activities	144,635	4,444,951

Effect of exchange rate fluctuations on cash and cash equivalents	1,533	2,420
Net (decrease) increase in cash and cash equivalents	(2,165,926)	1,285,128
Cash, cash equivalents, beginning of period	3,402,697	2,117,569
Cash and cash equivalents, end of period	1,236,771	3,402,697

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$2,558
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ+), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business.

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

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. Companies are connected with reliable, cost-efficient, vetted developers, and empowers every developer to find a meaningful job regardless of their location.

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

2. Going Concern and Management’s Plans

At December 31, 2022, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the twelve months ended December 31, 2022.

The Company had an accumulated deficit of ($98,382,540) at December 31, 2022. During the year ended December 31, 2022, the Company generated a net loss from continuing operations of approximately ($3,157,000) and used cash in continuing operations during the twelve months ended December 31, 2022, of approximately $2,250,000. At December 31, 2022, the Company had a cash balance of $1,236,771. Total revenues during the year ended December 31, 2022, were approximately $8,314,000 compared to total revenues of approximately $6,099,000 during the year ended December 31, 2021. The Company had a working capital deficit from continuing operations of approximately $187,000 and working capital from continuing operations of approximately $834,000 at December 31, 2022 and 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial information contained herein does not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future intervening events. Accordingly, the actual results could differ significantly from estimates.

Significant estimates underlying the consolidated financial statements include the fair value of acquired assets and liabilities associated with acquisitions; assessment of goodwill impairment, other intangible assets and long-lived assets for impairment; allowances for doubtful accounts and assumptions related to the valuation allowances on deferred taxes, impact of applying the revised federal tax rates on deferred taxes, the valuation of stock-based compensation and the valuation of stock warrants.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and those subsidiaries where less than 50% is owned but consolidation is required. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents - The Company considers cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for doubtful accounts is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022 and 2021, the allowance for doubtful accounts was approximately $103,000 and $247,000, respectively.

Other Receivables – Other receivables represent amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2022, the balance in other receivables as reported on the consolidated balance sheet was deemed collectible. In the first quarter of fiscal year 2023, the Company received $200,000 related to the other receivables balance.

Property and Equipment - Property and equipment are stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense for the years ended December 31, 2022 and 2021 was $9,012 and $6,281, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated depreciation as of December 31, 2022, and 2021, was approximately $14,600 and $10,800, respectively. There was approximately $5,200 of computer equipment disposed of in fiscal year 2022 as these items reached their useful life.

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

Contingent Liabilities – Our determination of the treatment of contingent liabilities in the consolidated financial statements is based on our view of the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside our Company. We accrue a liability if the likelihood of an adverse outcome is probable and the amount of loss is reasonably estimable. We disclose the matter, but do not accrue a liability if the likelihood of an adverse outcome is reasonably possible and an estimate of loss is not determinable. Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred.

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

Deferred revenue includes customer payments, which are received prior to performing services and revenues are recognized as benefits are provided to the customer. Annual membership fees collected at the time of enrollment are recognized as revenue ratably over the membership period, which are typically for a 12-month membership period.

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

The Company also previously disclosed in the 2019 Form 10-K that the seizure of PDN China’s assets had been lifted in March 2020. However on April 22, 2021, the Company learned that RMB 18,841,064.15 (approximately $2.9 million) had been seized from the PDN China account by Longxu District Court of Wuzhou City in Guangxi Province to satisfy a judgment in favor of the plaintiffs in the Gatewang Case. On April 26, 2021, the Company concluded that the seizure of such cash assets is a material reduction of Company assets. The Company has reflected the seizure of these cash funds in its consolidated balance sheets.

The Company has asserted its claim to these funds as the genuine owner to the Chinese officials and asked for their return. The Company plans to pursue all possible legal alternatives to have these funds returned to the Company, but such return is uncertain at this time.

All historical operating results for the Company’s China operations are included in loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations and comprehensive loss. For the year ended December 31, 2022, loss from discontinued operations was approximately ($65,100) compared to a loss from discontinued operations of ($89,000) for the year ended December 31, 2021.

Assets and liabilities of China operations are now included in current and long-term assets from discontinued operations, and current and long-term liabilities from discontinued operations. As of December 31, 2022, current assets from discontinued operations were approximately $4,600, compared to approximately $4,600 as of December 31, 2021, and long-term assets from discontinued operations were approximately $197,000 at December 31, 2022, compared to approximately $198,000 as of December 31, 2021. As of December 31, 2022, current liabilities from discontinued operations were approximately $503,000, compared to approximately $421,000 as of December 31, 2021.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, net of intercompany eliminations, as presented in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

Revenues	$-	$-

General and administrative	64,944	89,477
Non-operating (expense) income	111	(664)
Loss from discontinued operations before income tax	(65,055)	(88,813)
Income tax expense	-	-
Net loss from discontinued operations	$(65,055)	$(88,813)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the years ended December 31, 2022 and 2021, the Company incurred advertising and marketing expenses of approximately $1,106,000 and $887,000. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

Concentrations of Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company places its cash with high credit quality institutions. At times, such amounts may be in excess of the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on the account.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by Federal or state tax authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for Federal and state tax purposes include the years ended December 31, 2018 through 2021.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2022.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2022 and 2021, excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of December 31,
	2022	2021

Stock options	11,532	18,063
Unvested restricted stock	34,557	79,762
Total dilutive securities	46,089	97,825

Reclassifications - Certain prior year amounts in the Consolidated Statements of Operations and Comprehensive Loss have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are smaller reporting companies under SEC rules, the amendments in this update are effective for fiscal years beginning after January 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new guidance on its financial position, results of operations, statement of comprehensive loss, and cash flows, and will adopt the provisions of this statement in the first quarter of fiscal year 2023.

4. Business Combinations

RemoteMore USA, Inc.

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

Goodwill	$935,334
Intangible assets, net of noncontrolling interest	427,999
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

Operations for RemoteMore are included in the Company’s consolidated financial statements at gross amounts as the Company has significant influence in the way RemoteMore operates. The 54.38% interest retained by the seller are included in the Company’s consolidated financial statements as non-controlling interest. For the year ended December 31, 2022, RemoteMore generated approximately $2,646,000 of revenues and incurred approximately $3,665,847 of operating costs, inclusive of approximately $667,000 of amortization expense related to the acquisition of intangible assets, for a loss before income taxes of approximately $1,020,000.

From September 20, 2021, through December 31, 2021, RemoteMore generated approximately $303,000 of revenues and incurred approximately $655,000 of operating costs, for a loss before income taxes of approximately $354,000.

RemoteMore was incorporated in December 2020, and did not begin operations until on or about July 1, 2021. From January 1, 2021, through the acquisition date of September 20, 2021, revenues and expenses would have been deemed immaterial to the Company’s consolidated financial statements. The Company expects to fully realize its interest in the revenues with associated with the contracts acquired (see Note 7 – Intangible Assets).

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore USA, Inc., the Company issued 139,860 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore.

In March 2023, the Company exercised its option to purchase an additional 20% interest in RemoteMore for $116,667 furthering its interest in RemoteMore to 65.62%.

Expo Experts, LLC

In January 2023, the Company’s newly formed wholly-owned subsidiary, Expo Experts Events, LLC, pursuant to an asset purchase agreement with Expo Experts, LLC (“Expo Experts”), an Ohio limited liability company, has purchased the assets and operations of Expo Experts for a total consideration of $600,000 funded by the payment of $400,000 in cash and the issuance of restricted shares of PDN common stock valued at $200,000 based on the volume weighted-average price as of twenty (20) days prior to the closing date.

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

Payment is typically due in full, at net 30, from the moment control of the goods or services have begun to transfer, unless both parties have negotiated an installment-based payment arrangement through the term of the contract. The Company may have contracts where there is an extended timing difference between payment and the time when control of the goods or services is transferred, or has begun transferring, to the customer.

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

Revenue Concentration

The Company, in alliance with another company, partners to sell two recruitment services products. This alliance member builds, hosts, and manages the Company’s job boards and website. This alliance member also bills customers, collects fees, and provides customer services. For the year ended December 31, 2022 and 2021, the Company recorded approximately 11.4% and 11.1% of its recruitment services revenue from this alliance sales relationship, respectively.

Disaggregation of revenue

Revenue is disaggregated by product line and timing of transfer of products and services (see Note 15 - Segment Information).

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of December 31, 2022.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered, or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of approximately $1,926,000 are included in current deferred revenues, on the consolidated balance sheets as of December 31, 2022. For the three months ended December 31, 2022, we recognized revenue associated with contract liabilities of approximately $1,154,000 that was included in the contract liabilities balance at September 30, 2022.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	December 31,
	2022	2021
Capitalized cost:
Balance, beginning of period	$43,038	$25,867
Additional capitalized cost	45,196	49,970
Provision for amortization	(23,735)	(32,799)
Balance, end of period	$64,499	$43,038

Amortization expense related to capitalized technology of $23,735 and $32,799 for the years ended December 31, 2022 and 2021, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

7. Intangible Assets

Intangible assets, net is as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2022	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,997,593)	$133,363
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,042)	1,458
Contracts acquired in RemoteMore acquisition	3 - 12 months	935,683	(935,683)	-
		13,046,792	(12,911,971)	134,821
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$225,221

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2021	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,921,386)	$209,570
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(440,208)	2,292
Contracts acquired in RemoteMore acquisition	3-12 months	935,683	(269,664)	666,019
		13,046,792	(12,168,911)	877,881
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$968,281

Future annual estimated amortization expense is summarized as follows:

Year ended December 31,
2023	$77,041
2024	57,780
Net Carrying Amount	$134,821

Amortization expense related to intangible assets of $734,346 and $346,080 for the years ended December 31, 2022 and 2021, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

8. Long-term Investments

On September 27, 2022, the Company entered into a Stock Purchase Agreement (the “SPA”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta (the “Seller”).

Upon the execution of the SPA, the Company purchased 65,700 issued ordinary shares of Koala Crypto Limited (“KCL”) from Seller, representing 9 percent of the total issued share capital of KCL, and in exchange, the Company issued 863,392 shares of its common stock to Seller in a private placement (the “Consideration Shares”). The Consideration Shares were valued at $1,350,000 in the aggregate based on the volume weighted-average price of the common stock of the Company for the 20 trading days immediately prior to the date of the SPA and is recorded in the consolidated balance sheets as long-term investments.

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

As of December 31, 2022, KCL was in its beta testing of its software and expects to be fully operational by the second quarter of fiscal year 2023.

9. Accrued Liabilities

As of December 31, 2022 and 2021, accrued liabilities consisted of the following:

	As of December 31,
	2022	2021

Litigation reserve	$450,000	$1,406,002
Contractor expenses	247,909	78,524
Accrued payroll	83,514	65,941
Accrued legal fees	15,000	43,574
Accrued Board of Director fees	50,112	60,503
Accrued revenue sharing agreements	83,832	76,373
Other	141,475	147,498
Total accrued liabilities	$1,071,842	$1,878,415

10. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

As of December 31, 2022 and 2021, right of use assets were $365,324 and $427,652, and related lease obligations were $444,720 and $516,763, as recorded on the Company’s consolidated balance sheets. The Company made approximately $101,100 and $25,100 of cash payments for lease expenses related to the office space for the years ended December 31, 2022 and 2021, respectively.

Other - PDN China’s bank account with a balance of approximately $195,000, at December 31, 2022, was frozen by Guangzhou Police due to the Gatewang Case. The Company has classified this entire cash balance as a long-term assets presented in discontinued operations (see Note 3 - Summary of Significant Accounting Policies – Discontinued Operations).

Legal Proceedings

In a letter dated October 12, 2017, White Winston Select Asset Funds (“White Winston”) threatened to assert claims against the Company in excess of $2 million based on White Winston’s contention that the Company’s conduct delayed White Winston’s ability to sell shares in the Company during a period when the Company’s stock price was generally falling. On October 28, 2020, the Company and White Winston reached a settlement agreement, in which the Company made a cash payment of $250,000 on October 29, 2020 and a second cash payment of $350,000 was paid on February 16, 2021. In addition, the Company issued 75,000 shares of the Company’s common stock in January 2021.

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

General Legal Matters

From time-to-time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations.

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

On September 22, 2021, the Company entered into a stock purchase agreement with CFL, in which the Company sold 474,384 shares of its common stock at a price per share of $2.10 for gross proceeds of approximately $1,000,000. On October 30, 2021, CFL entered into a transfer stock agreement with a former shareholder of the Company to purchase an additional 375,869 shares of its common stock.

As of December 31, 2022, CFL beneficially held 5,139,203 shares of the Company’s outstanding Common Stock equal to approximately 26.1% of the outstanding class.

12. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of December 31, 2022, the Company had 10,367,431 shares of common stock issued.

In January 2021, the Company issued 75,000 shares of the Company’s common stock to White Winston as a result of a settlement agreement.

On February 1, 2021, the Company entered into a private placement with Ms. Yiran Gu, in which the Company sold 250,000 shares of its common stock at a price per share of $4.00 for gross proceeds of $1,000,000.

On July 9, 2021, the Company closed the registered direct offering, pursuant to which certain institutional accredited investors purchased 735,294 shares of the Company’s common stock, par value $0.01 per share, at a per share price equal to $3.40 for gross proceeds of $2,499,999.60.

On September 22, 2021, the Company entered into a stock purchase agreement with CFL, in which the Company sold 474,384 shares of its common stock at a price per share of $2.10 for gross proceeds of approximately $1,000,000.

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore USA, Inc., and as a component of the $500,000 to be paid within one year, the Company issued 139,860 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore (see Note 4 – Business Combinations).

In September 2022, in connection with the acquisition of a 9% interest in Koala Crypto Limited the Company issued 863,392 shares of its common stock to Seller in a private placement (the “Consideration Shares”). The Consideration Shares were valued at $1,350,000 (see Note 8 – Long-term Investments).

In December 2022, the Company entered into a stock purchase agreement with Ms. Hongjun Chen, in which the Company sold 1,162,791 shares of its common stock at a price per share of $0.86 for gross proceeds of approximately $1,000,000.

Total shares issued during fiscal year 2022 were as follows:

			Additional	Total
	Common Stock		Paid-in	Stock
	Shares	Amount	Capital	Issuances

Issuance of common stock
Co-founders of RemoteMore	139,860	$1,398	$398,602	$400,000
Koala Crypto Limited	863,392	8,634	1,341,366	1,350,000
Ms. Hongjun Chen	1,162,791	11,628	988,372	1,000,000

Vesting of grant to CEO*	50,000	500	181,473	181,973
Vesting of grants to Board of Directors*	29,761	298	124,702	125,000
Grants to management*	88,000	880	172,576	174,456
Total	2,333,804	$23,338	$3,208,091	$3,231,429

*	see Note 13 – Stock-Based Compensation – Restricted Stock

Stock Buyback Plan – The Company has a share repurchase program (“Stock Buyback Plan”) under which it is authorized to purchase up to $2.0 million of its outstanding common shares. The timing and amount of any shares repurchased under the Stock Buyback Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. Repurchases may also be made under a plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. No shares have been or will be knowingly purchased from Company insiders or their affiliates. From inception of the Stock Buyback Plan through December 20, 2022, the Company purchased 530,421 shares of its common shares, for a total of approximately $855,000 at an average cost of approximately $1.62 per share (excluding commissions). Transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. As of December 20, 2022, the Company suspended the Stock Buyback Plan.

13. Stock-Based Compensation

Equity Incentive Plans – The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. Through a series of amendments to the 2013 Plan, the Company is authorized to issue 1,500,000 shares under the amended 2013 Plan.

Stock Options

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk-free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of its options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2022 and 2021:

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Options	Price	(in Years)	(in thousands)
Outstanding - January 1, 2022	33,063	$9.04	7.8	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2022	33,063	$9.04	6.8	$-

Exercisable at December 31, 2022	23,063	$11,.14	6.0	$-

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Options	Price	(in Years)	(in thousands)
Outstanding - January 1, 2021	33,063	$10.48	8.3	$10.8
Granted	15,000	4.20
Exercised	-	-
Forfeited	(15,000)	7.38
Outstanding - December 31, 2021	33,063	$9.04	7.8	$-

Exercisable at December 31, 2021	18,063	$13.06	6.3	$-

There were no stock options granted in 2022.

On June 14, 2021, the Company granted 15,000 stock options. The stock option exercise price was $4.20 and the grant date fair value of this award was $32,550. The stock options are set to vest equally at 1/3 on the annual grant date anniversary of the award over the next three years.

On June 14, 2020, the Company granted 15,000 stock options at a stock option exercise price of $7.38 and the grant date fair value was $90,840. These stock options were forfeited in 2021.

The following assumptions were utilized in the Black-Scholes option pricing for the stock option grants for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Expected dividend yield	-	-
Risk-free interest rate	-%	0.33%
Expected volatility	-%	122.69%
Expected term (in years)	-	3.00
Grant-date fair value of stock options awarded	$-	$1.09

The Company recorded non-cash stock-based compensation expense of approximately $11,000 and $19,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021, pertaining to stock options awards.

Total unrecognized stock-based compensation expense related to unvested stock options at December 31, 2022 was approximately $16,000 and is expected to be recognized through the second quarter of 2024.

Warrants

As of December 31, 2022 and 2021, there were no warrants outstanding and exercisable.

Restricted Stock

A summary of restricted stock activity for the years ended December 31, 2022 and 2021 is as follows:

Number of
Shares
Outstanding - January 1, 2021	116,938
Granted	54,263
Forfeited	-
Vested	(91,438)
Outstanding - December 31, 2021	79,763
Granted	170,937
Forfeited	(13,823)
Vested	(167,763)
Outstanding - December 31, 2022	69,114

During the year ended December 31, 2022 the Company granted 69,114 restricted stock units (“RSUs”) to non-employee directors as partial compensation for their service as a director. The aggregate grant date fair value of the combined awards amounted to approximately $125,000. The RSU award to the Board member fully vests on the one-year anniversary after the date of grant. The Company also granted 88,000 RSUs to certain officers and managers with immediate vesting. The aggregate grant date fair value of the combined awards amounted to approximately $284,156.

During the year ended December 31, 2021 the Company granted 29,763 RSUs to non-employee directors as partial compensation for their service as a director. The aggregate grant date fair value of the combined awards amounted to approximately $125,000. The RSU awards to the Board members fully vested on the one-year anniversary after the date of grant. The Company also granted 24,500 RSUs to certain officers and managers with immediate vesting. The aggregate grant date fair value of the combined awards amounted to approximately $195,000.

The Company recorded non-cash stock-based compensation expense of approximately $481,000 and $634,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively, pertaining to restricted stock awards.

Total unrecognized stock-based compensation expense related to unvested restricted stock at December 31, 2022 was approximately $53,000 and is expected to be recognized through the second quarter of 2023.

14. Income Taxes

The Company has the following net deferred tax assets and liabilities:

	December 31,
	2022	2021
Goodwill and intangible assets	$(35,912)	$(38,346)
Developed technology	(5,894)	(11,251)
Derivative liability	-	(112,564)
Property and equipment	(8,942)	(8,023)
Other deferred tax assets	231,451	141,745
Settlements	121,950	381,026
Stock based compensation	58,447	107,028
Net operating loss	9,474,230	8,671,958
Valuation allowance	(9,978,399)	(9,293,933)
Net deferred tax liability	$(143,069)	$(162,360)

The benefit for income taxes for the years ended December 31, 2022 and 2021, consists of the following:

	Year Ended December 31,
	2022	2021
Federal:
Current provision	$-	$-
Deferred tax benefit	(14,950)	(18,764)
	$(14,950)	$(18,764)
State:
Current provision	$-	$-
Deferred tax benefit	1,762	(2,776)
	$1,762	$(2,776)
Foreign:
Current provision	$-	$-
Deferred provision (benefit)	-	-
	$-	$-

Income tax expense benefit	$(13,188)	$(21,540)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Expected federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.1%	6.1%
Valuation allowance	(22.0)%	(23.0)%
Permanent items	(2.9)%	(2.2)%
Other	(1.6)%	(1.1)%
	0.6%	0.8%

The valuation allowance at December 31, 2022 was $9,978,399. The net change in the valuation allowance during the year ended December 31, 2022 was an increase of approximately $684,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2022.

At December 31, 2022, the Company had U.S. federal, Illinois, and New York net operating loss carryforwards of approximately $34,397,000, $15,209,000, and $11,995,000 respectively. Of the federal amount, $19,304,000 expires between 2034 and 2038, and $15,093,000 has an indefinite carryforward period. The Illinois losses may be carried forward 12 years and begin to expire in 2026. The New York losses may be carried forward 20 year and begin to expire in 2035. Certain tax attributes are subject to an annual limitation as a result of changes in ownership as defined under Internal Revenue Code Section 382. The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the U.S. include New York and Illinois.

The U.S. Tax Cuts and Jobs Act of 2017 provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign earnings and profit (“E&P”) through the year ended December 31, 2017. Due to the seizure of cash, by Chinese local authorities, the Company’s undistributed foreign E&P has been reduced to $0.

15. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, (iii)RemoteMore (beginning in fiscal 2021) and (iv) Corporate Overhead. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information of the Company’s reportable segments as of and for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$639,271	$-	$-	$639,271
Recruitment services	4,861,761	-	-	-	4,861,761
Contracted software development	-	-	2,645,619	-	2,645,619
Consumer advertising and marketing solutions	167,437	-	-	-	167,437
Total revenues	5,029,198	639,271	2,645,619	-	8,314,088
Income (loss) from continuing operations	415,217	(196,117)	(1,008,101)	(2,312,874)	(3,101,875)
Depreciation and amortization	30,614	78,223	667,258	-	776,095
Income tax expense (benefit)	9,200	24,629	126	(47,143)	(13,188)
Net income (loss) from continuing operations	414,491	(220,536)	(1,020,354)	(2,265,940)	(3,092,339)

	As of December 31, 2022
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	133,363	1,458	-	225,221
Assets from continuing operations, net of eliminations	6,718,226	203,534	(287,455)	-	6,634,305

	Year Ended December 31, 2021
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$985,446	$-	$-	$985,446
Recruitment services	4,646,786	-	-	-	4,646,786
Contracted software development	-	-	302,882	-	302,882
Consumer advertising and marketing solutions	163,485	-	-	-	163,485
Total revenues	4,810,271	985,446	302,882	-	6,098,599
Income (loss) from continuing operations	1,069,451	(849,599)	(352,165)	(2,758,151)	(2,890,464)
Depreciation and amortization	15,235	100,037	269,889	-	385,161
Income tax expense (benefit)	12,135	(8,757)	-	(24,918)	(21,540)
Net income (loss) from continuing operations	1,065,561	(839,674)	(353,579)	(2,733,233)	(2,860,925)

	As of December 31, 2021
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	209,570	668,311	-	968,281
Assets from continuing operations, net of eliminations	7,596,499	684,881	501,198	-	8,782,578

16. Employee benefit plans

The Company’s employee benefit plans currently consist of a defined contribution plan for all U.S. employees. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. regular, full-time employees are eligible to participate in the Professional Diversity Network Inc. 401(k) Plan (“PDN Plan”), which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the PDN Plan, employees are eligible to participate after meeting eligibility requirements and employees are always fully vested in their own contributions. Effective January 1, 2021, the Company has elected to match up to 5% of eligible employee contributions. The contribution expense for the PDN Plan was approximately $82,000 and $74,000 for the years ended December 31, 2022, and 2021, respectively.

17. Subsequent Events

As previously disclosed in a Current Report on Form 8-K filed on November 28, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), between the range of 1.5 to 1 and 5 to 1 at the direction of the management (the “Split Ratio”), depending upon which exact ratio is deemed necessary and desirable to achieve a minimum share price of at least $1.00 per share in the market trading price of the Common Stock and which may be done more than one time to achieve such minimum price, and to cash out resulting fractional shares. On January 3, 2023, the board of directors of the Company (the “Board”) adopted resolutions by unanimous written consent, pursuant to which the Board determined that it is advisable and in the best interests of the Company to fix the Split Ratio at 2 to 1. As a result of the effected Reverse Stock Split, all shares of common stock that were held by the Company as treasury shares were retired in accordance with Section 243 of the Delaware General Corporation Law, immediately prior to the effectiveness of the Reverse Stock Split, and such shares resumed the status of authorized and unissued shares of Common Stock.

As discussed in Note 4, subsequent to year end, the Company completed the acquisition of Expo Experts, LLC and exercised its option to purchase an additional 20% of RemoteMore.

On March 13, 2023, Professional Diversity Network, Inc. (the “Company”) entered into a stock purchase agreement with Ms. Yiran Gu, a former investor of the Company and a citizen of the People’s Republic of China, in connection with the purchase by Ms. Gu of 333,181 shares of common stock of the Company at a price of approximately $2.10 per share for aggregate gross proceeds of $700,000.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated as of March 31, 2023.

/s/ Xin (Adam) He
Xin (Adam) He
Chief Executive Officer (Principal Executive Officer)

/s/ Larry S. Aichler
Larry S. Aichler
Chief Financial Officer (Principal Financial Officer)

/s/ Courtney C. Shea
Courtney C. Shea
Director

/s/ Hao Zhang
Hao Zhang
Chair of Board, Director

/s/ Scott Liu
Scott Liu Director

/s/ Michael Belsky
Michael Belsky
Director

/s/ Chris Renn
Chris Renn
Director

44