Form 10-Q
period 2023-03-31
Professional Diversity Network, Inc.
filed 2023-05-15
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

There were 10,269,530 shares outstanding of the registrant’s common stock as of May 15, 2023.

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

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors” of our 2022 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2023

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2023	December 31, 2022
	(Unaudited)
Current Assets:
Cash and cash equivalents	$964,306	$1,236,771
Accounts receivable, net	1,133,124	1,318,217
Other receivables	252,156	350,000
Prepaid expense and other current assets	326,047	347,807
Current assets from discontinued operations	4,600	4,600
Total current assets	2,680,233	3,257,395

Property and equipment, net	34,786	35,341
Capitalized technology, net	83,694	64,499
Goodwill	1,417,753	1,274,785
Intangible assets, net	646,928	225,221
Right-of-use assets	349,053	365,324
Security deposits	66,340	66,340
Other assets	1,350,000	1,350,000
Long-term assets from discontinued operations	197,287	197,228
Total assets	$6,826,074	$6,836,133

Current Liabilities:
Accounts payable	$451,782	$338,600
Accrued expenses	1,019,464	1,071,842
Deferred revenue	2,191,244	1,925,788
Lease liability, current portion	80,814	103,555
Current liabilities from discontinued operations	482,391	503,090
Total current liabilities	4,225,695	3,942,875

Lease liability, non-current portion	344,746	341,165
Other long-term liabilities	-	100,000
Deferred tax liability	131,597	143,069
Total liabilities	4,702,038	4,527,109

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,270,054 and 10,898,376 shares issued as of March 31, 2023 and December 31, 2022, and 10,269,530 and 10,367,431 shares outstanding as of March 31, 2023 and December 31, 2022.	102,696	103,675
Additional paid in capital	101,807,710	101,728,600
Accumulated other comprehensive (loss) income	(8,417)	(10,986)
Accumulated deficit	(99,451,467)	(98,382,540)
Treasury stock, at cost; 524 and 530,945 shares at March 31, 2023 and December 31, 2022	(37,117)	(892,482)
Total Professional Diversity Network, Inc. stockholders’ equity	2,413,405	2,546,267
Noncontrolling interest	(289,369)	(237,243)
Total stockholders’ equity	2,124,036	2,309,024
Total liabilities and stockholders’ equity	$6,826,074	$6,836,133

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Membership fees and related services	$128,923	$196,009
Recruitment services	1,103,395	1,333,364
Contracted software development	698,266	477,092
Consumer advertising and marketing solutions	24,625	46,415
Total revenues	1,955,209	2,052,880

Costs and expenses:
Cost of revenues	1,074,481	861,672
Sales and marketing	821,503	718,629
General and administrative	1,053,231	1,107,520
Depreciation and amortization	132,774	281,272
Total costs and expenses	3,081,989	2,969,093

Loss from continuing operations	(1,126,780)	(916,213)

Other income (expense)
Interest and other income	6,584	901
Other income (expense), net	6,584	901

Loss before income tax benefit	(1,120,196)	(915,312)
Income tax benefit	(10,873)	(25,788)
Loss from continuing operations, net of tax	(1,109,323)	(889,524)
Loss from discontinued operations	(11,730)	(18,292)
Net loss including non-controlling interests	$(1,121,053)	$(907,816)
Net loss attributable to non-controlling interests	52,126	204,551
Net loss attributable to Professional Diversity Network, Inc.	$(1,068,927)	$(703,265)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(1,068,927)	$(703,265)
Foreign currency translation adjustments	2,569	900
Comprehensive loss, net of tax	$(1,066,358)	$(702,365)

Basic and diluted loss per share:
Continuing operations	$(0.11)	$(0.11)
Discontinued operations	$(0.00)	$(0.00)
Net loss per share	$(0.11)	$(0.11)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	10,016,603	8,103,557

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated	Non-
	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Other Comprehensive	controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2023	10,367,431	$103,675	$101,728,600	$(98,382,540)	530,945	$(892,482)	$(10,986)	$(237,243)	$2,309,024
Acquisition of RemoteMore	-	-	-	-	-	-	-	-	-
Sale of common stock	333,181	3,332	696,668	-	-	-	-	-	700,000
Issuance of common stock	99,339	993	199,007	-	-	-	-	-	200,000
Share-based compensation	-	-	33,496	-	-	-	-	-	33,496
Stock Buyback Plan	(530,421)	(5,304)	(850,061)	-	(530,421)	855,365	-	-	-
Translation adjustments	-	-	-	-	-	-	2,569	-	2,569
Net loss	-	-	-	(1,068,927)	-	-	-	(52,126)	(1,121,053)
Balance at March 31, 2023	10,269,530	102,696	101,807,710	(99,451,467)	524	(37,117)	(8,417)	(289,369)	2,124,036

							Accumulated	Non-
	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Other Comprehensive	controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2022	8,033,627	$80,337	$98,520,509	$(95,779,818)	524	$(37,117)	$6,565	$317,429	$3,107,905
Acquisition of RemoteMore	139,860	1,398	398,602	-	-	-	-		400,000
Share-based compensation	-	-	124,484		-	-	-		124,484
Stock buyback plan	-	-	-	-	70,994	(139,979)	-		(139,979)
Translation adjustments	-	-	-	-	-	-	900		900
Net loss	-	-	-	(703,265)	-	-	-	(204,551)	(907,816)
Balance at March 31, 2022	8,173,487	$81,735	$99,043,595	$(96,483,083)	71,518	$(177,096)	$7,465	$112,878	$2,585,494

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Loss from continuing operations	$(1,109,323)	$(889,524)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	132,774	281,272
Deferred income taxes	(11,472)	(25,787)
Noncash lease expense	22,847	22,847
Stock-based compensation expense	33,496	124,484
Litigation settlement reserve	-	16,789
Allowance for credit losses	8,816	(66,208)
Reduction of merchant reserve	-	190,000
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	176,276	361,178
Prepaid expenses and other current assets	119,604	(370,572)
Accounts payable	113,179	212,321
Accrued expenses	(52,374)	(182,547)
Lease liability	(25,736)	(25,123)
Deferred revenue	197,755	63,527
Net cash used in operating activities - continuing operations	(394,158)	(287,343)
Net cash used in operating activities - discontinued operations	(29,607)	(1,240)
Net cash used in operating activities	(423,765)	(288,583)

Cash flows from investing activities:
Costs incurred to develop technology	(29,801)	-
Purchases of property and equipment	(1,920)	(1,791)
Acquisition of assets of Expo Experts	(400,000)	-
Additional acquisition of equity interest in RemoteMore USA, Inc.	(116,667)	-
Net cash used in investing activities - continuing operations	(548,388)	(1,791)
Net cash used in investing activities	(548,388)	(1,791)

Cash flows from financing activities:
Proceeds from the sale of common stock	700,000	-
Stock buyback plan	-	(139,979)
Net cash provided by financing activities - continuing operations	700,000	(139,979)
Net cash provided by (used in) financing activities	700,000	(139,979)

Effect of exchange rate fluctuations on cash and cash equivalents	(312)	1,242
Net decrease in cash and cash equivalents	(272,465)	(429,111)
Cash, cash equivalents, beginning of period	1,236,771	3,402,697
Cash and cash equivalents, end of period	964,306	2,973,586

Supplemental disclosures of other cash flow information:
Non-cash stock issuance	$200,000	$400,000
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Description of Business

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Professional Diversity Network, Inc. (“the Company”, “PDN, Inc.”, “we,” “our,” or “us,”) is both the operator of the Professional Diversity Network (the “PDN Network,” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ+), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist their registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business. In January 2023, the Company purchased the assets and operations of Expo Experts LLC. Expo Experts, LLC specializes in producing premier face-to-face and virtual recruiting events for Engineering, Technology and Security Clearance positions, designed to attract diverse candidates who may also have STEM-based background (see Note. 4 – Business Combinations).

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

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location. As of March 31, 2023, PDN, Inc. owned 65.62% of RemoteMore USA, Inc. (“RemoteMore USA” or “RemoteMore”). The Company consolidates RemoteMore USA’s operations into its consolidated financial statements.

In March 2020, our Board of Directors decided to suspend all China operations. The results of China operations are presented in the consolidated statements of operations and comprehensive loss as net loss from discontinued operations.

2. Going Concern and Management’s Plans

At March 31, 2023, the Company’s principal sources of liquidity were its cash and cash equivalents.

The Company had an accumulated deficit of $(99,451,467) at March 31, 2023. During the three months ended March 31, 2023, the Company generated a loss from continuing operations, net of tax, of $(1,109,323). During the three months ended March 31, 2023, the Company used cash in continuing operations of $394,158. At March 31, 2023, the Company had a cash balance of $964,306. Total revenues were approximately $1,955,000 and $2,053,000 for the three months ended March 31, 2023 and 2022. The Company had a working capital deficit from continuing operations of approximately $1,068,000 and $187,000 at March 31, 2023 and December 31, 2022. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations may be sufficient to meet our working capital requirements for the fiscal period ending December 31, 2023, however in order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, and raise capital through the issuance of common stock, or through a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be available on acceptable terms.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and non-wholly-owned subsidiaries that require consolidation per GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Our estimate of the required allowance for credit losses is based on:

●	Available and relevant internal and/or external information about historical loss experience with similar assets,

●	Current conditions, and

●	Reasonable and supportable forecasts that affect the expected collectibility of the reported amount of financial assets

Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write offs are recognized as a deduction from the allowance for credit losses. Amounts previously written off that are expected to be recovered are included in the determination of the allowance for credit losses to the extent that these expected recoveries do not exceed the aggregate of amounts previously written off. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts was approximately $111,000 and $103,000, respectively.

Other Receivables – Other receivables represents amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2023 and December 31, 2022, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the three months ended March 31, 2023 and 2022 was approximately $2,000 and $2,000, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

Business Combinations - ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the interim consolidated statements of operations. (See Note 4 – Business Combinations.)

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

The Company also previously disclosed in the 2019 Form 10-K that the seizure of PDN China’s assets had been lifted in March 2020. However, on April 22, 2021, the Company learned that RMB 18,841,064.15 (approximately $2.9 million) had been seized from the PDN China Account by Longxu District Court of Wuzhou City in Guangxi Province to satisfy a judgment in favor of the plaintiffs in the Gatewang Case. On April 26, 2021, the Company concluded that the seizure of such cash assets was a material reduction of Company assets and was reflected in its consolidated balance sheets subsequent to the occurrence.

The Company has asserted its claim to these funds as the genuine owner to the Chinese officials and asked for their return. The Company plans to pursue all possible legal alternatives to have these funds returned to the Company but such return is uncertain at this time.

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying statements of operations. For the three months ended March 31, 2023, loss from discontinued operations was approximately $12,000 as compared to a loss from discontinued operations of approximately $18,000 for the three months ended March 31, 2022.

Assets and liabilities of China operations are included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. Current assets from discontinued operations were $4,600 as of each of March 31, 2023 and December 31, 2022, and long-term assets from discontinued operations were $197,000 at each of March 31, 2023, and December 31, 2022. As of March 31, 2023, current liabilities from discontinued operations were $482,000, compared to $503,000 as of December 31, 2022.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, net of intercompany eliminations:

	Three Months Ended March 31,
	2023	2022

Revenues	$-	$-

General and administrative	$11,730	$18,181
Non-operating expense	-	111
Loss from discontinued operations before income tax	(11,730)	(18,292)
Income tax expense (benefit)	-	-
Net loss from discontinued operations	$(11,730)	$(18,292)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 2023 and 2022, the Company incurred advertising and marketing expenses of approximately $281,000 and $255,000. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At March 31, 2023 and December 31, 2022, there were no prepaid advertising expenses, recorded in the accompanying balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were $131,597 of deferred tax liabilities as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2019 through 2022.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2023.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2023 and 2022 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of March 31,
	2023	2022

Stock options	33,063	33,063
Unvested restricted stock	34,557	79,762
Total dilutive securities	67,620	112,825

Reclassifications - Certain prior year amounts in the Consolidated Statements of Operations and Comprehensive Loss have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers that are Smaller Reporting Companies, the amendments in this update are effective for fiscal years beginning after January 2023, including interim periods within those fiscal years. The Company has adopted this new guidance on its financial position, results of operations, statement of comprehensive income, and cash flows in the first quarter of fiscal 2023.

4. Business Combinations

RemoteMore

On September 20, 2021, the Company acquired a 45.62% interest in RemoteMore, a software developer recruiting company, for an estimated total purchase price of $1,363,333, paying $863,333 in cash and $500,000 to be paid within one year of the acquisition date, or until certain factors of the agreement were met.

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore, and as a component of the aforementioned $500,000 still to be paid, the Company issued 139,860 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore. In January 2023, the Company exercised its option to purchase an additional 20% interest in RemoteMore at a purchase price of $116,667. As of March 31, 2023, the Company owned a 65.62% interest in RemoteMore.

In May 2023, the Company acquired an additional 7% interest in RemoteMore for approximately $235,000. The acquisition interest and price were based on the original valuation of RemoteMore in September 2021. This acquisition increases the Company’s interest in RemoteMore to 72.62%.

Expo Experts

In January 2023, the Company formed a wholly-owned subsidiary, Expo Experts Events, LLC, and pursuant to an asset purchase agreement with Expo Experts, LLC (“Expo Experts”), an Ohio limited liability company, has purchased the assets and operations of Expo Experts for a total consideration of $600,000 funded by the payment of $400,000 in cash and the issuance of restricted shares of PDN common stock valued at $200,000 based on the volume weighted-average price as of twenty (20) days prior to the closing date. Expo Experts specializes in producing premier face-to-face and virtual recruiting events for Engineering, Technology and Security Clearance positions, designed to attract diverse candidates who may also have STEM-based background.

The purchase price allocation as of the date of the acquisition was based on a detailed analysis of the fair value of assets acquired. No liabilities were assumed other than the deferred revenue amount listed below. The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Goodwill	$126,301
Intangible assets	541,400
Deferred revenue	(67,701)
$600,000

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is expected to be deductible for tax purposes.

Intangible assets purchased in connection with the acquisition primarily represent specific events acquired which are expected to create revenue throughout fiscal 2023 and are reflected in the Company’s consolidated balance sheets at gross amounts, net of accumulated amortization (see Note 7 – Intangible Assets).

Expo Experts’ accounts and operations have been reflected in the PDN Network for segment reporting purposes (see 14. Segment Information).

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

Revenue Concentration

The Company is in an alliance with another company to build, host, and manage the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the three months ended March 31, 2023 and 2022, the Company recorded approximately 10% and 11% of its recruitment services revenue from this alliance sales relationship.

Disaggregation of revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 14 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of March 31, 2023.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of approximately $2,191,000 are included in current deferred revenues, on the consolidated balance sheets as of March 31, 2023. For the three months ended March 31, 2023, we recognized revenue associated with contract liabilities of approximately $1,153,000 that were included in the contract liabilities balance at the beginning of the period.

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

Allowance for credit losses

Credit loss activity consists of the following for the three months ended March 31, 2023 and 2022, respectively:

	2023	2022

Balance, beginning of period	$102,515	$247,190
Credit loss expense	8,816	(66,208)
Balance, end of period	$111,331	$180,982

There were no write-offs or recoveries during the three months ended March 31, 2023 and 2022, respectively.

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets. We determine the allowance for credit losses by using an accounts receivable aging schedule and utilizing historical loss percentages adjusted for the effects of current conditions and reasonable and supportable forecasts of the future.

6. Capitalized Technology

Capitalized Technology, net is as follows:

	March 31, 2023	December 31, 2022
Capitalized cost:
Balance, beginning of period	$64,499	$43,038
Additional capitalized cost	29,800	45,196
Provision for amortization	(10,605)	(23,735)
Balance, end of period	$83,694	$64,499

For the three months ended March 31, 2023 and 2022, amortization expense was approximately $10,600 and $4,400, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
March 31, 2023	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,016,645)	$114,311
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,094,514)	91,667
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,250)	1,250
Contracts and events acquired in acquisitions	3 - 12 months	1,377,083	(1,027,783)	349,300
		13,588,192	(13,031,664)	556,528
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$646,928

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2022	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,997,593)	$133,363
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,042)	1,458
Contracts acquired in RemoteMore acquisition	3 - 12 months	935,683	(935,683)	-
		13,046,792	(12,911,971)	134,821
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$225,221

As of March 31, 2023, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2023	$432,081
2024	91,114
2025	33,333
Net Carrying Amount	$556,528

For the three months ended March 31, 2023 and 2022, amortization expense was approximately $120,000 and $275,000, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

8. Long-term Investments

On September 27, 2022, the Company entered into a Stock Purchase Agreement (the “SPA”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta (the “Seller”).

Upon the execution of the SPA, the Company purchased 65,700 issued ordinary shares of Koala Crypto Limited (“KCL”) from Seller, representing 9 percent of the total issued share capital of KCL, and in exchange, the Company issued 1,726,784 shares of its common stock to Seller in a private placement (the “Consideration Shares”). The Consideration Shares were valued at $1,350,000 in the aggregate based on the volume weighted average price of the common stock of the Company for the 20 trading days immediately prior to the date of the SPA and is recorded in the consolidated balance sheet as long-term investments.

Upon execution of the SPA, the Company, the Seller and KCL also entered into a Shareholders’ Agreement. The Shareholders’ Agreement imposes certain transfer restrictions on the Seller and the Company as shareholders of KCL, provides for certain governance and approval rights among the parties, and gives the Company a put option with respect to its investment in KCL in the event of a change of control of the Seller. At the same time, Alan Tak Wai Yau, an individual and the majority shareholder of Koala Capital Limited, which is the parent company of the Seller (“Koala Capital”), provided the Company with a share charge over 15 percent of the issued share capital of Koala Capital (the “Share Charge”) and Koala Capital provided the Company with a guaranty and indemnity (the “Guarantee”), which Share Charge and Guarantee were granted as security for a number of the Seller’s obligations as set forth therein including obtaining the lifting of the voluntary suspension of KCL’s virtual financial assets license by the Malta Financial Services Authority (“MFSA”). Koala Capital has submitted and responded to all queries raised by the MFSA, and that the authorization/supervision unit is currently reviewing its application and is in the process of presenting it to the Regulatory Committee for consideration and approval.

9. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

As of March 31, 2023, right of use assets and related lease obligations were $349,053 and $425,560, as recorded on the Company’s consolidated balance sheets.

Other - PDN China’s bank account with a balance of approximately $195,000, at March 31, 2023, was frozen by Guangzhou Police due to the Gatewang Case. The Company has classified this entire cash balance as a long-term asset presented in discontinued operations (see Note 3 - Summary of Significant Accounting Policies – Discontinued Operations).

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

As of March 31, 2023, CFL beneficially holds shares of the Company’s outstanding Common Stock equal to approximately 25.0%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

11. Stockholders’ Equity

As previously disclosed in a Report on Form 8-K filed on November 28, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, par value $0.01 per share (the “Common Stock”), between the range of 1.5 to 1 and 5 to 1 at the direction of the management (the “Split Ratio”), depending upon which exact ratio is deemed necessary and desirable to achieve a minimum share price of at least $1.00 per share in the market trading price of the Common Stock. On January 3, 2023, the board of directors of the Company (the “Board”) adopted resolutions by unanimous written consent, pursuant to which the Board determined that it is advisable and in the best interests of the Company to fix the Split Ratio at 2 to 1. As a result of the effected Reverse Stock Split, all shares of common stock that were held by the Company as treasury shares related to the Company’s share repurchase plan were retired in accordance with Section 243 of the Delaware General Corporation Law, immediately prior to the effectiveness of the Reverse Stock Split, and such shares resumed the status of authorized and unissued shares of Common Stock.

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of March 31, 2023, the Company had 10,269,530 shares of common stock outstanding.

In January 2023, in connection with the acquisition of Expo Experts, the Company issued 99,339 shares of its common stock, with a value of $200,000, to the co-founders of Expo Experts (see Note 4 – Business Combinations).

In March 2023, the Company entered into a stock purchase agreement with Ms. Yiran Gu, a former investor of the Company and a citizen of the People’s Republic of China, in connection with the purchase by Ms. Gu of 333,181 shares of common stock of the Company at a price of approximately $2.10 per share for aggregate gross proceeds of $700,000.

12. Stock-Based Compensation

Equity Incentive Plans – The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. Through a series of amendments to the 2013 Plan, the total number of authorized shares available for issuance of common stock under the Plan is 750,000 shares.

On April 11, 2023, the Board of Directors adopted a new equity incentive plan, the Professional Diversity Network, Inc. 2023 Equity Compensation Plan (the “2023 Equity Compensation Plan”), subject to the approval of the Company’s stockholders. The 2023 Equity Compensation Plan is intended to supersede and replace the 2013 Plan, and no new awards will be granted under the 2013 Plan. Any awards outstanding under the 2013 Plan remain subject to and will be paid under the 2013 Plan. The 2023 Equity Compensation Plan reserves 750,000 shares of common stock for issuance of awards to directors, officers, employees and qualifying consultants of the Company and its affiliates.

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

The following table summarizes the Company’s stock option activity for the three months ended Mach 31, 2023 and 2022:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2023	33,063	$9.04	6.8	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - March 31 2023	33,063	$9.04	6.5	$-

Exercisable at March 31, 2023	23,063	$11.14	5.7	$-

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2022	33,063	$9.04	7.8	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - March 31 2022	33,063	$9.04	7.5	$-

Exercisable at March 31, 2022	18,063	$13.06	6.1	$-

Total unrecognized stock-based compensation expense related to unvested stock options at March 31, 2023 was approximately $13,000 and is expected to be recognized through the second quarter of 2024.

Restricted Stock Units

As of March 31, 2023 and 2022, the following is a summary of restricted stock unit activity:

Number of
Shares
Outstanding - January 1, 2023	69,114
Granted	-
Forfeited	-
Vested	-
Outstanding – March 31, 2023	69,114

Number of
Shares
Outstanding - January 1, 2022	79,763
Granted	-
Forfeited	-
Vested	-
Outstanding – March 31, 2022	79,763

During the period ended March 31, 2023, the Company granted no restricted stock units.

The Company recorded non-cash stock-based compensation expense of approximately $33,000 and $124,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to unvested restricted stock at March 31, 2023 was approximately $22,000 and is expected to be recognized in the second quarter of 2023.

13. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended March 31, 2023 and 2022, the Company recorded income tax benefit of $10,873 and $25,788, respectively. The decrease in income tax benefit during the current three-month period, as compared to the same periods in the prior year, was primarily due to a decrease in discrete tax items and changes in the Company’s net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2023. The valuation allowance at March 31, 2023 was approximately $10,230,315. The net change in the valuation allowance during the three months ended March 31, 2023 was an increase of approximately $252,000.

14. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, and (iii) RemoteMore. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of March 31, 2023 and December 31, 2022 and results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$128,923	$-	$-	$128,923
Recruitment services	1,103,395	-	-	-	1,103,395
Contracted software development	-	-	698,266	-	698,266
Consumer advertising and marketing solutions	24,625	-	-	-	24,625
Total revenues	1128,020	128,923	698,266	-	1,955,209
Income (loss) from continuing operations	(354,632)	(247,066)	(104,884)	(420,198)	(1,126,780)
Depreciation and amortization	112,760	19,667	347	-	132,774
Income tax expense (benefit)	(3,080)	(3,571)	850	(5,072)	(10,873)
Net loss from continuing operations, net of tax	(348,726)	(243,442)	(102,029)	(415,126)	(1,109,323)

	As of March 31, 2023
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	531,367	114,311	1,250	-	646,928
Assets from continuing operations	6,787,713	209,964	(373,490)	-	6,624,187

	Three Months Ended March 31, 2022
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$196,009	$-	$-	$196,009
Recruitment services	1,333,364	-	-	-	1,333,364
Contracted software development	-	-	477,092	-	477,092
Consumer advertising and marketing solutions	46,415	-	-	-	46,415
Total revenues	1,379,779	196,009	477,092	-	2,052,880
Income (loss) from continuing operations	272,290	(207,877)	(378,279)	(602,347)	(916,213)
Depreciation and amortization	6,222	19,432	255,618	-	281,272
Income tax expense (benefit)	9,087	(13,017)	-	(21,858)	(25,788)
Net income (loss) from continuing operations, net of tax	266,221	(194,696)	(380,560)	(580,489)	(889,524)

	As of December 31, 2022
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	133,363	1,458	-	225,221
Assets from continuing operations	6,718,226	203,534	(287,455)	-	6,634,305

15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements other than those disclosed in Note 4 Business Combinations and Note 12 Stock-Based Compensation.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

This MD&A should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2022 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Note Regarding Forward-Looking Statements” section of this Quarterly Report on Form 10-Q and Item 1A. Risk Factors of our 2022 Form 10-K for a discussion of these risks and uncertainties.

Overview

We are an operator of professional networks with a focus on diversity, employment, education and training. We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification. We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBTQ+), and Students and Graduates seeking to transition from education to career. The Company’s technology platform is integral to the operation of its business.

We currently operate in three business segments. PDN Network, our primary business segment, includes online professional job seeking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups. Our second business segment consists of the NAPW Network, a women-only professional networking organization. Our third business segment consists of RemoteMore, which connects companies with reliable, cost-efficient software developers with less effort and friction, and empowers developers to find meaningful jobs regardless of their location.

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

	Three Months Ended March 31,
	2023	2022
Revenues:
Membership fees and related services	6.6%	9.5%
Recruitment services	56.4%	64.9%
Contracted software development	35.7%	23.2%
Consumer advertising and marketing solutions	1.3%	2.3%

Recruitment Services. We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks. Our recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, career fair events, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services.

Membership Fees and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” events which occur in a webcast setting, as well as through in-person networking local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits, as well as membership in local chapters. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase.

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

	Three Months Ended March 31,
	2023	2022
Cost of revenues:
PDN Network	34.4%	57.6%
NAPW Network	5.0%	13.6%
RemoteMore	60.6%	28.8%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$129	$196	$(67)	(34.2)%
Recruitment services	1,103	1,333	(230)	(17.3)%
Contracted software development	698	477	221	46.3%
Consumer advertising and marketing solutions	25	47	(22)	(46.8)%
Total revenues	$1,955	$2,053	$(98)	(4.8)%

Total revenues for the three months ended March 31, 2023 decreased approximately $98,000, or 4.8 percent, to approximately $1,955,000 from approximately $2,053,000 during the same period in the prior year. The decrease was predominately attributable to recruitment services revenues of approximately $230,000 and an approximate $67,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year. Partially offsetting the decrease were increases of approximately $221,000 of contracted software development related to RemoteMore, as compared to the same period in the prior year, and approximately $83,000 of event revenue from the recently acquired Expo Experts for which there was no comparable revenue in the same period of the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,128	$1,380	$(252)	(18.3)%
NAPW Network	129	196	(67)	(34.2)%
RemoteMore	698	477	221	46.3%
Total revenues	$1,955	$2,053	$(98)	(4.8)%

During the three months ended March 31, 2023, our PDN Network generated approximately $1,128,000 in revenues compared to approximately $1,380,000 in revenues during the three months ended March 31, 2022, a decrease of approximately $252,000 or 18.3 percent. The decrease in revenues was primarily driven by the continued softening in client hiring due to the macroeconomic environment change in the latter half of 2022, which continued in the first quarter of 2023. In addition, we recorded $74,000 of job placement commissions in the three months ended March 31, 2022, for which there were no comparable transactions in the same period of the current year. Offsetting the decrease was an increase in event revenues of $83,000 related to Expo Experts operations for which there was no comparable activity in the same period of the prior year.

During the three months ended March 31, 2023, NAPW Network revenues were approximately $129,000, compared to revenues of approximately $196,000 during the same period in the prior year, a decrease of approximately $67,000 or 34.2 percent. We believe that the membership services that we provide to our customers continue to represent a discretionary spending item and the services that we provide were postponed or halted by the consumer as a result of the financial and economic impact of COVID-19 and the current economy.

During the three months ended March 31, 2023, RemoteMore revenue was approximately $698,000, compared to revenues of approximately $477,000 during the same period in the prior year, an increase of approximately $221,000, or 46.3 percent.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$1,074	$862	$212	24.6%
Sales and marketing	822	719	103	14.3%
General and administrative	1,053	1,107	(54)	(4.9)%
Depreciation and amortization	133	281	(148)	(46.8)%
Total pre-tax cost and expenses:	$3,082	$2,969	$113	3.8%

Cost of revenues: Cost of revenues during the three months ended March 31, 2023 was approximately $1,074,000, an increase of approximately $212,000, or 24.6 percent, from approximately $862,000 during the same period of the prior year. The increase was predominately attributed to an increase of approximately $184,000 of contracted software development costs related to RemoteMore, as compared to the same period of the prior year.

Sales and marketing expense: Sales and marketing expense during the three months ended March 31, 2023 was approximately $822,000, an increase of approximately $103,000, or 14.3 percent, from $719,000 during the same period in the prior year.

General and administrative expense: General and administrative expenses decreased by approximately $54,000, or 4.9 percent, to approximately $1,053,000 during the three months ended March 31, 2023, as compared to the same period in the prior year. The decrease was predominately due to decreases in accounting expenses of approximately $113,000, $91,000 in share based compensation expenses, and legal expense of $19,000, as compared to the same period in the prior year. Offsetting the decrease were increases in salary-related costs of approximately $84,000, other purchased services of approximately $53,000, and bad debt expenses of $40,000.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended March 31, 2023 was approximately $133,000, a decrease of approximately $148,000, compared to approximately $281,000 during the same period in the prior year. The decrease was primarily attributable to approximately $255,000 of amortization expense related to RemoteMore’s intangible assets in the first quarter of 2022, for which there were no comparable charges in the same period of the current year, and assets and intangible assets reaching the end of their useful lives, partially offset by amortization expense of approximately $100,000 related to Expo Experts’ intangible assets for which there were no comparable charges in the same period of the prior year.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,481	1,107	374	33.8%
NAPW Network	376	404	(28)	(6.9)%
RemoteMore	803	856	(53)	(6.1)%
Corporate Overhead	422	602	(180)	(29.9)%
Total costs and expenses:	$3,082	$2,969	$113	3.8%

For the three months ended March 31, 2023, costs and expenses related to our PDN Network segment increased by approximately $374,000, or 33.8 percent, as compared to the same period in the prior year. The increase is primarily as a result of increases of approximately $260,000 related to Expo Experts for which there were no comparable expenses in the same period of the prior year. Also, primarily contributing to the period increase as compared to the same period of the prior were approximately $80,000 of salary related costs, and $38,000 related to bad debt expense.

For the three months ended March 31, 2023, costs and expenses related to the NAPW Network decreased by approximately $28,000, or 6.9 percent. The decrease is primarily as result of approximately $17,000 of legal expenses and approximately $25,000 related to costs of revenues, sales and marketing, as compared to the same period in the prior year. Partially offsetting the decrease was an increase in general and administrative and other costs of approximately $14,000.

For the three months ended March 31, 2023, cost and expenses related to RemoteMore was approximately $803,000, a decrease of approximately $53,000, as compared to the same period in the prior year, predominately consisting of decreases in amortization expenses of approximately $255,000 offset by increases in contractor costs of approximately $184,000, and other operating costs of approximately $18,000, as compared to the same period of the prior year.

For the three months ended March 31, 2023, costs and expenses related to Corporate Overhead decreased by approximately $180,000, or 29.9 percent, as compared to the same period in the prior year. The reduction is primarily as a result of decreases in accounting costs of approximately $113,000 and stock-based compensation costs of approximately $91,000, and other costs of approximately $11,000. Partially offsetting the reductions was an increase in payroll related costs of approximately $35,000, as compared to the same period in the prior year.

Income Tax Benefit

	Three Months Ended March 31,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$(11)	$(26)	$15	57.7%

During the three months ended March 31, 2023, and 2022, we recorded income tax benefits of approximately $11,000 and $26,000. The decrease in income tax benefit during the current period was primarily due to changes in discrete tax items and in the Company’s net operating losses.

Net loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(349)	266	(615)	(231.2)%
NAPW Network	(243)	(195)	(49)	25.2%
RemoteMore	(102)	(381)	279	73.3%
Corporate Overhead	(415)	(580)	165	(28.4)%
Consolidated net loss from continuing operations	$(1,109)	$(890)	$(220)	24.7%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the three months ended March 31, 2023, we incurred a net loss of approximately $1,109,000 from continuing operations, an increase in the net loss of approximately $220,000 or 24.7 percent, compared to a net loss of approximately $890,000 during the three months ended March 31, 2022.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the statements of operation and comprehensive loss as loss from discontinued operations.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenues	$-	$-

General, administrative and other expenses	$12	$18
Non-operating expense	-	0
Loss from discontinued operations before income tax	(12)	(18)
Income tax expense (benefit)	-	-
Net loss from discontinued operations	$(12)	$(18)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$964	$1,237
Working deficiency from continuing operations	$(1,068)	$(187)

Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock, if any. As of March 31, 2023, we had cash and cash equivalents of $964,000 compared to cash and cash equivalents of $1,237,000 at December 31, 2022. We had an accumulated deficit of $99,451,467 at March 31, 2023.

We continue to focus on our overall profitability by reducing operating and overhead expenses. We have continued to generate negative cash flows from operations, and we expect to incur net losses for the foreseeable future, especially considering the recessionary and inflationary environments has had and may continue on our liquidity and financial position. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

While we believe that our cash and cash equivalents at March 31, 2023 and cash flow from operations may be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2023, beyond that time frame our available funds and cash flow from operations may not be sufficient to meet our working capital requirements without the need to increase revenues or raise capital by the issuance of common stock. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Three Months Ended March 31,
	2023	2022
Cash provided by (used in) continued operations	(in thousands)
Operating activities	$(394)	$(287)
Investing activities	(548)	(2)
Financing activities	700	(140)
Effect of exchange rate fluctuations on cash and cash equivalents	0	1
Cash provided by (used in) discontinued operations	(30)	(1)
Net increase (decrease) in cash and cash equivalents	$(272)	$(429)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of March 31, 2023 and December 31, 2022, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the three months ended March 31, 2023, was approximately $394,000. We had a net loss from continuing operations of approximately $1,109,000 during the three months ended March 31, 2023, which included stock-based compensation expense of approximately $33,000, depreciation and amortization expense of approximately $133,000, allowance for credit losses of approximately 9,000, and noncash lease expense of $23,000, which was partially offset by deferred tax benefit of approximately $11,000. Changes in operating assets and liabilities provided approximately $529,000 of cash during the three months ended March 31, 2023, consisting primarily of decreases in accounts receivable, prepaid expenses, accounts payable and lease liability, partially offset by increases in and accrued expenses and deferred revenues.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2022, was approximately $287,000. We had a net loss of approximately $890,000 during the three months ended March 31, 2022, which included a stock-based compensation expense of approximately $124,000, depreciation of amortization expense of $281,000 and noncash lease expense of 23,000, which was partially offset by allowance for credit losses of approximately $127,000, and deferred tax benefit of approximately $26,000. Changes in operating assets and liabilities used approximately $120,000 of cash during the three months ended March 31, 2022, consisting primarily of increases in accounts receivable, accounts payable, lease liability, deferred revenue and accrued expenses, partially offset by decreases in deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the three months ended March 31, 2023, was approximately $548,000, which consisted of $400,000 related to the acquisition of Expo Experts, $116,667 related to additional investment in RemoteMore, and $32,000 related to investments in developed technology and computer equipment purchases.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2022, was approximately $2,000, related to computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided in financing activities from continuing operations during the three months ended March 31, 2023 was approximately $700,000 representing the proceeds from the sale of restricted stock.

Net cash used in financing activities from continuing operations during the three months ended March 31, 2022 was $140,000, which consisted of the reacquisition of previously issued common stock.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three months ended March 31, 2023 and 2022, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Loss from Continuing Operations	$(1,109)	$(890)
Stock-based compensation	33	124
Litigation settlement reserve	-	17
Loss attributable to noncontrolling interest	52	205
Depreciation and amortization	133	281
Other (expense) income, net	(7)	(3)
Income tax expense (benefit)	(11)	(26)
Adjusted EBITDA	$(909)	$(292)

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities within the meaning of Item 303 of Regulation S-K

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

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in Part I, Item I of this Quarterly Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

Revenue Recognition

Our principal sources of revenue are recruitment revenue, consumer marketing and consumer advertising revenue, event revenues from career fairs, membership subscription fees, and contracted software development. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from our direct ecommerce sales. Revenues from recruitment services are recognized when the services are performed, evidence of an arrangement exists, the fee is fixed or determinable and collectability is probable. Our recruitment revenue is derived from agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services.

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the three months ended March 31, 2023 and 2022, we recorded approximately 10% and 11% of our recruitment services revenue from this alliance sales relationship.

Recent Accounting Pronouncements

See Note 3 to our financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2023, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on March 31, 2023.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A, “Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Stock Purchase Agreement, dated March 13, 2023 between Professional Diversity Network, Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2023).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: May 15, 2023	By:	/s/ Larry Aichler
	Name:	Larry Aichler
	Title:	Chief Financial Officer

