Form 10-Q
period 2023-06-30
Professional Diversity Network, Inc.
filed 2023-08-14
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

There were 10,983,640 shares outstanding of the registrant’s common stock as of August 11, 2023.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2023

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2023	December 31, 2022
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,206,677	$1,236,771
Accounts receivable, net	849,924	1,318,217
Other receivables	50,000	350,000
Prepaid expense and other current assets	803,241	347,807
Current assets from discontinued operations	4,600	4,600
Total current assets	3,914,442	3,257,395

Property and equipment, net	38,698	35,341
Capitalized technology, net	101,871	64,499
Goodwill	1,417,753	1,274,785
Intangible assets, net	515,534	225,221
Right-of-use assets	332,493	365,324
Security deposits	66,340	66,340
Other assets	1,864,310	1,350,000
Long-term assets from discontinued operations	197,073	197,228
Total assets	$8,448,514	$6,836,133

Current Liabilities:
Accounts payable	$818,419	$338,600
Accrued expenses	1,126,252	1,071,842
Deferred revenue	2,109,677	1,925,788
Lease liability, current portion	81,426	103,555
Current liabilities from discontinued operations	497,692	503,090
Total current liabilities	4,633,466	3,942,875

Lease liability, non-current portion	324,684	341,165
Other long-term liabilities	-	100,000
Deferred tax liability	129,457	143,069
Total liabilities	5,087,607	4,527,109

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,984,164 and 10,898,376 shares issued as of June 30, 2023 and December 31, 2022, and 10,983,640 and 10,367,431 shares outstanding as of June 30, 2023 and December 31, 2022.	109,837	103,675
Additional paid in capital	104,484,673	101,728,600
Accumulated other comprehensive (loss) income	(17,854)	(10,986)
Accumulated deficit	(100,864,047)	(98,382,540)
Treasury stock, at cost; 524 and 530,945 shares at June 30, 2023 and December 31, 2022	(37,117)	(892,482)
Total Professional Diversity Network, Inc. stockholders’ equity	3,675,492	2,546,267
Noncontrolling interest	(314,585)	(237,243)
Total stockholders’ equity	3,360,907	2,309,024
Total liabilities and stockholders’ equity	$8,448,514	$6,836,133

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Membership fees and related services	$136,235	$161,435	265,158	357,444
Recruitment services	1,076,023	1,341,031	2,179,418	2,674,395
Contracted software development	603,444	647,868	1,301,710	1,124,960
Consumer advertising and marketing solutions	25,523	45,173	50,148	91,588
Total revenues	1,841,225	2,195,507	3,796,434	4,248,387

Costs and expenses:
Cost of revenues	765,241	932,443	1,839,722	1,794,115
Sales and marketing	1,116,085	700,622	1,937,588	1,419,251
General and administrative	1,244,005	357,458	2,297,236	1,464,978
Depreciation and amortization	147,159	232,037	279,933	513,309
Total costs and expenses	3,272,490	2,222,560	6,354,479	5,191,653

Loss from continuing operations	(1,431,265)	(27,053)	(2,558,045)	(943,266)

Other income (expense)
Interest expense	-	-	-	-
Interest and other income	497	(10,337)	7,081	(9,436)
Other income (expense), net	497	(10,337)	7,081	(9,436)

Loss before income tax expense (benefit)	(1,430,768)	(37,390)	(2,550,964)	(952,702)
Income tax expense (benefit)	950	15,547	(9,923)	(10,241)
Loss from continuing operations, net of tax	(1,431,718)	(52,937)	(2,541,041)	(942,461)
Loss from discontinued operations	(6,078)	(10,602)	(17,808)	(28,894)
Net loss including non-controlling interests	$(1,437,796)	$(63,539)	(2,558,849)	(971,355)
Net loss attributable to non-controlling interests	25,216	154,602	77,342	359,153
Net income (loss) attributable to Professional Diversity Network, Inc.	$(1,412,580)	$91,063	(2,481,507)	(612,202)

Other comprehensive loss, net of tax:
Net income (loss) attributable to Professional Diversity Network, Inc.	$(1,412,580)	$91,063	(2,481,507)	(612,202)
Foreign currency translation adjustments	(9,437)	(11,282)	(6,868)	(10,382)
Comprehensive loss, net of tax	$(1,422,017)	$79,781	(2,488,375)	(622,584)

Basic and diluted loss per share:
Continuing operations	$(0.14)	$(0.01)	(0.25)	(0.12)
Discontinued operations	$(0.00)	$(0.00)	(0.00)	(0.00)
Net loss per share	$(0.14)	$(0.01)	(0.25)	(0.12)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	$10,387,359	$8,202,793	10,149,410	8,103,557

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 01, 2023	10,367,431	$103,675	$101,728,600	$(98,382,540)	530,945	$(892,482)	$(10,986)	$(237,243)	$2,309,024
Sale of common stock	803,106	8,031	2,691,969	-	-	-	-	-	2,700,000
Commitment fee	176,222	1,762	748,238	-	-	-	-	-	750,000
Issuance of common stock	99,339	993	199,007	-	-	-	-	-	200,000
Share-based compensation	67,963	680	62,576	-	-	-	-	-	63,256
Stock Buyback Plan	(530,421)	(5,304)	(850,061)	-	(530,421)	855,365	-	-	-
Investment in subsidiary		-	(95,656)	-	-	-	-	-	(95,656)
Translation adjustments	-	-	-	-	-	-	(6,868)	-	(6,868)
Net loss	-	-	-	(2,481,507)	-	-	-	(77,342)	(2,558,849)
Balance at June 30, 2023	10,983,640	$109,837	$104,484,673	$(100,864,047)	524	$(37,117)	$(17,854)	$(314,585)	$3,360,907

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 01, 2022	8,033,627	$80,337	$98,520,509	$(95,779,818)	524	$(37,117)	$6,565	317,429	3,107,905
Sale of common stock	-	-	-	-	-	-	-	-	-
Issuance of common stock	139,860	1,399	398,601	-	-	-	-	-	400,000
Share-based compensation	167,763	1,678	403,736	-	-	-	-	-	405,414
Stock Buyback Plan	-	-	-	-	208,998	(386,538)	-	-	(386,538)
Translation adjustments	-	-	-	-	-	-	(10,382)	-	(10,382)
Net loss	-	-	-	(612,202)	-	-	-	(359,153)	(971,355)
Balance at June 30, 2022	8,341,250	$83,414	$99,322,846	$(96,392,020)	209,522	$(423,655)	$(3,817)	(41,724)	2,545,044

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Loss from continuing operations	$(2,541,041)	$(942,461)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	279,933	513,309
Deferred income taxes	(9,923)	(10,241)
Noncash lease expense	45,692	45,693
Stock-based compensation expense	63,256	405,414
Litigation settlement reserve	-	(908,564)
Allowance for credit losses	832	(91,032)
Reduction of merchant reserve	-	190,000
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	467,460	558,557
Prepaid expenses and other current assets	219,566	(57,694)
Accounts payable	479,816	(235)
Accrued expenses	50,725	(48,772)
Lease liability	(51,471)	(50,246)
Deferred revenue	116,188	(173,273)
Net cash used in operating activities - continuing operations	(878,967)	(569,545)
Net cash used in operating activities - discontinued operations	(30,513)	(712)
Net cash used in operating activities	(909,480)	(570,257)

Cash flows from investing activities:
Costs incurred to develop technology	(61,200)	(1,907)
Payments for investment deposits	-	-
Purchases of property and equipment	(8,375)	(5,322)
Acquisition of assets of Expo Experts	(400,000)	-
Additional acquisition of equity interest in RemoteMore USA, Inc.	(351,633)	-
Net cash used in investing activities - continuing operations	(821,208)	(7,229)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(821,208)	(7,229)

Cash flows from financing activities:
Proceeds from the sale of common stock	2,700,000	-
Stock buyback plan	-	(386,538)
Net cash provided by financing activities - continuing operations	2,700,000	(386,538)
Net cash provided by (used in) financing activities	2,700,000	(386,538)

Effect of exchange rate fluctuations on cash and cash equivalents	594	712
Net decrease in cash and cash equivalents	969,906	(963,311)
Cash, cash equivalents, beginning of period	1,236,771	3,402,697
Cash and cash equivalents, end of period	2,206,677	2,439,386

Supplemental disclosures of other cash flow information:
Non-cash stock issuance	$200,000	$400,000
Cash paid for income taxes	$-	$-

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

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location. As of June 30, 2023, PDN, Inc. owned 72.62% of RemoteMore USA, Inc. (“RemoteMore USA” or “RemoteMore”). The Company consolidates RemoteMore USA’s operations into its consolidated financial statements.

In March 2020, our Board of Directors decided to suspend all China operations. The results of China operations are presented in the consolidated statements of operations and comprehensive loss as net loss from discontinued operations.

2. Going Concern and Management’s Plans

At June 30, 2023, the Company’s principal sources of liquidity were its cash and cash equivalents.

The Company had an accumulated deficit of $100,864,047 at June 30, 2023. During the six months ended June 30, 2023, the Company generated a loss from continuing operations, net of tax, of $2,541,041. During the six months ended June 30, 2023, the Company used cash in continuing operations of $878,967. At June 30, 2023, the Company had a cash balance of $2,206,677. Total revenues were approximately $3,796,000 and $4,248,000 for the six months ended June 30, 2023 and 2022. The Company had a working capital deficit from continuing operations of approximately $226,000 and $187,000 at June 30, 2023 and December 31, 2022. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations may be sufficient to meet our working capital requirements for the fiscal period ending December 31, 2023, however in order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, raise capital through the issuance of common stock, issue capital in relation to the aforementioned line of equity, or through a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be available on acceptable terms.

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

Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write offs are recognized as a deduction from the allowance for credit losses. Amounts previously written off that are expected to be recovered are included in the determination of the allowance for credit losses to the extent that these expected recoveries do not exceed the aggregate of amounts previously written off. As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts was approximately $103,000 and $103,000, respectively.

Other Receivables – Other receivables represents amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2023 and December 31, 2022, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the six months ended June 30, 2023 and 2022 was approximately $5,000 and for three months ended June 30, 2023 and 2022 was approximately $3,000 and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its corporate headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 84 months, commencing on October 1, 2020. Interest is the lessor of (i) 4 percent per annum above the then-current Base Rate, and (ii) the maximum rate permitted by applicable requirements as defined in the lease agreement.

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

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying statements of operations. For the three and six months June 30, 2023, loss from discontinued operations was approximately $6,000 and $18,000 as compared to a loss from discontinued operations of approximately $11,000 and $29,000 for the three and six months ended June 30, 2022.

Assets and liabilities of China operations are included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. Current assets from discontinued operations were $4,600 and $4,600, as of June 30, 2023 and December 31, 2022, respectively, and long-term assets from discontinued operations were approximately $197,000 at June 30, 2023, compared to $197,000 as of December 31, 2022. As of June 30, 2023, current liabilities from discontinued operations were approximately $498,000, compared to $503,000 as of December 31, 2022.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, net of intercompany eliminations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues	$-	$-	$-	$-

Cost of Sales	-	-	-	-
Depreciation and amortization	-	-	-	-
Sales and marketing	-	-	-	-
General and administrative	6	11	18	29
Non-operating expense	-	0	-	0
Loss from discontinued operations before income tax	(6)	(11)	(18)	(29)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(6)	$(11)	$(18)	$(29)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three and six months ended June 30, 2023, the Company incurred advertising and marketing expenses of approximately $342,000 and $624,000. For the three and six months ended June 30, 2022, the Company incurred advertising and marketing expenses of approximately $260,000 and $515,000. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At June 30, 2023 and December 31, 2022, there were no prepaid advertising expenses, recorded in the accompanying balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were $129,457 of deferred tax liabilities as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2023.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended June 30, 2023 and 2022 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of June 30,
	2023	2022

Stock options	28,063	23,063
Unvested restricted stock	30,488	69,114
Total dilutive securities	58,551	92,177

Reclassifications - Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers that are Smaller Reporting Companies, the amendments in this update are effective for fiscal years beginning after January 2023, including interim periods within those fiscal years. The Company adopted ASU 2022-02 on a prospective basis effective January 1, 2023, and concluded there is no material impact to the consolidated financial statements or disclosures through the second quarter of 2023.

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

In May 2023, the Company acquired an additional 7% interest in RemoteMore for approximately $235,000. The acquisition interest and price were based on the original valuation of RemoteMore in September 2021. This acquisition increased the Company’s interest in RemoteMore to 72.62%.

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

Revenue Concentration

The Company is in an alliance with another company to build, host, and manage the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the six months ended June 30, 2023 and 2022, the Company recorded approximately 9.7% and 11.2% of its recruitment services revenue from this alliance sales relationship.

Disaggregation of revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 14 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of June 30, 2023.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of approximately $2,110,000 are included in current deferred revenues, on the consolidated balance sheets as of June 30, 2023. For the six months ended June 30, 2023, we recognized revenue associated with contract liabilities of approximately $1,184,000 that were included in the contract liabilities balance at the beginning of the period.

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

Allowance for credit losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	June 30, 2023	December 31, 2022

Balance, beginning of period	$102,515	$247,190
Provision for credit losses	6,924	(144,675)
Write-offs	(6,092)	-
Recoveries	-	-
Balance, end of period	$103,347	$102,515

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	June 30, 2023	December 31, 2022
Capitalized cost:
Balance, beginning of period	$64,499	$43,038
Additional capitalized cost	61,200	45,196
Provision for amortization	(23,828)	(23,735)
Balance, end of period	$101,871	$64,499

For the three months ended June 30, 2023 and 2022, amortization expense was approximately $12,900 and $4,600, and was approximately $23,250 and $9,000 for the six months ended June 30, 2023 and 2022, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
June 30, 2023	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,035,697)	$95,259
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,102,848)	83,333
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,458)	1,042
Contracts and events acquired in acquisitions	3 - 12 months	1,377,083	(1,131,583)	245,500
		13,588,192	(13,163,058)	425,134
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$515,534

	Useful Lives	Gross Carrying	Accumulated	Net Carrying
December 31, 2022	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,997,593)	$133,363
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,042)	1,458
Contracts acquired in RemoteMore acquisition	3 - 12 months	935,683	(935,683)	-
		13,046,792	(12,911,971)	134,821
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$225,221

As of June 30, 2023, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2023	$300,687
2024	91,114
2025	33,333
Net Carrying Amount	$425,134

For the three months ended June 30, 2023 and 2022, amortization expense was approximately $131,000 and $225,000 and for the six months ended June 30, 2023 and 2022 amortization expense was approximately $251,000 and $500,000, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

8. Long-term Investments

On September 27, 2022, the Company entered into a Stock Purchase Agreement (the “SPA”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta (the “Seller”).

Upon the execution of the SPA, the Company purchased 65,700 issued ordinary shares of Koala Crypto Limited (“KCL”) from Seller, representing 9 percent of the total issued share capital of KCL, and in exchange, the Company issued 863,392 shares of its common stock to Seller in a private placement (the “Consideration Shares”). The Consideration Shares were valued at $1,350,000 in the aggregate based on the volume weighted average price of the common stock of the Company for the 20 trading days immediately prior to the date of the SPA. The shares of KCL are recorded in the consolidated balance sheet as ‘other assets’.

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

The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 84 months, commencing on October 1, 2020. Interest is the lessor of (i) 4 percent per annum above the then-current Base Rate, and (ii) the maximum rate permitted by applicable requirements as defined in the lease agreement. As of June 30, 2023, right of use assets and related lease obligations remaining were $332,493 and $406,110, as recorded on the Company’s consolidated balance sheets.

Other - PDN China’s bank account with a balance of approximately $195,000, at June 30, 2023, was frozen by Guangzhou Police due to the Gatewang Case. The Company has classified this entire cash balance as a long-term asset presented in discontinued operations (see Note 3 - Summary of Significant Accounting Policies – Discontinued Operations).

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

10. CFL Transaction

On August 12, 2016, the Company entered into a stock purchase agreement (the “Purchase Agreement”), with CFL, a Republic of Seychelles company wholly-owned by a group of Chinese investors. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to CFL, and CFL agreed to purchase a number of shares of the Company’s common stock such that CFL would hold approximately 51% of the outstanding shares of common stock, determined on a fully-diluted basis.

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

As of June 30, 2023, CFL beneficially holds shares of the Company’s outstanding common stock equal to approximately 23.4%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

11. Stockholders’ Equity

As previously disclosed in a Report on Form 8-K filed on November 28, 2022, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s common stock, between the range of 1.5 to 1 and 5 to 1 (the “Split Ratio”), depending upon which ratio is deemed necessary and desirable to achieve a minimum share price of at least $1.00 per share in the market trading price of the Common Stock. On January 3, 2023, the board of directors of the Company (the “Board”) fixed the Split Ratio at 2 to 1. The Reverse Stock Split was effected as of January 5, 2023. As a result of the Reverse Stock Split, all shares of common stock that were held by the Company as treasury shares related to the Company’s share repurchase plan were retired in accordance with Section 243 of the Delaware General Corporation Law, immediately prior to the effectiveness of the Reverse Stock Split, and such shares resumed the status of authorized and unissued shares of Common Stock.

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of June 30, 2023, the Company had 10,983,640 shares of common stock outstanding.

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

In June 2023, the Company entered into a stock purchase agreement with Tumim Stone Capital LLC (“Investor”). Under the terms and subject to the conditions of the stock purchase agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $12,775,000  worth of newly issued shares (the “Purchase Shares”) of the Company’s common stock, subject to certain limitations and the satisfaction (or, where permissible, the waiver) of the conditions set forth in the stock purchase agreement. Pursuant to the stock purchase agreement, the Company issued and sold 469,925 Purchase Shares (the “Initial Purchase Shares”) to the Investor, at a price of $4.256 per share (representing the average official closing price of the Common Stock on The Nasdaq Capital Market (“Nasdaq”) for the five consecutive trading days ending on the trading day immediately prior to the date of the stock purchase agreement), for aggregate gross proceeds to the Company of $2,000,000, in an initial purchase (the “Initial Purchase”). Pursuant to the terms of the stock purchase agreement, as consideration for the Investor’s commitment to purchase shares of common stock at the Company’s direction from time to time, upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, upon execution of the stock purchase agreement on June 30, 2023, the Company issued to the Investor 176,222 shares of common stock (the “Commitment Shares”), valued at $4.256 per share (the same per share value as each Initial Purchase Share sold to the Investor in the Initial Purchase), or a total aggregate value equal to $750,000 for the Commitment Shares.

12. Stock-Based Compensation

Equity Incentive Plans – The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. Through a series of amendments to the 2013 Plan, the total number of authorized shares available for issuance of common stock under the Plan was 750,000 shares.

On April 11, 2023, the Board of Directors adopted a new equity incentive plan, the Professional Diversity Network, Inc. 2023 Equity Compensation Plan (the “2023 Equity Compensation Plan”). The 2023 Equity Compensation Plan was approved by the Company’s stockholders on June 15, 2023. The 2023 Equity Compensation Plan supersedes and replaces the 2013 Plan, and no new awards will be granted under the 2013 Plan. Any awards outstanding under the 2013 Plan remain subject to and will be paid under the 2013 Plan. The 2023 Equity Compensation Plan reserves 750,000 shares of common stock for issuance of awards to directors, officers, employees and qualifying consultants of the Company and its affiliates.

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

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023 and 2022:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2023	33,063	$9.04	6.8	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - June 30, 2023	33,063	$9.04	6.2	$-

Exercisable at June 30, 2023	28,063	$9.91	6.0	$-

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2022	33,063	$9.04	7.8	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - June 30, 2022	33,063	$9.04	7.2	$-

Exercisable at June 30, 2022	23,063	$11.14	6.5	$-

The Company recorded non-cash stock-based compensation expense of approximately $5,000 and $5,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively, pertaining to granting of stock option awards.

Total unrecognized stock-based compensation expense related to unvested stock options at June 30, 2023 was approximately $10,400 and is expected to be recognized through the second quarter of 2024.

Restricted Stock Units

As of June 30, 2023 and 2022, the following is a summary of restricted stock unit activity:

Number of
Shares
Outstanding - January 1, 2023	69,114
Granted	30,490
Forfeited	-
Vested	(69,114)
Outstanding – June 30, 2023	30,490

Number of
Shares
Outstanding - January 1, 2022	79,763
Granted	170,937
Forfeited	(13,823)
Vested	(167,763)
Outstanding – June 30, 2022	69,114

During the period ended June 30, 2023, the Company granted 30,490 total restricted stock units for a value of $125,000 to the members of the Board of Directors per their compensation agreements. The shares will vest one year from the grant date of June 15, 2023.

The Company recorded non-cash stock-based compensation expense of approximately $58,000 and $400,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to 30,490 unvested restricted stock units at June 30, 2023 was approximately $125,000 and is expected to be fully recognized by the second quarter of 2024.

In July 2023, the Company granted 120,000 restricted stock units to Mr. He, Chief Executive Officer of the Company, as part of his employment agreement entered into July 18, 2023. The shares will vest as follows: 1/3 immediately upon grant, 1/3 on the first anniversary of the employment agreement, and the final 1/3 on the second anniversary of the employment agreement; provided, however, that Mr. He must remain continuously employed by the Company and/or its affiliates through the applicable vesting date.

13. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended June 30, 2023 and 2022, the Company recorded income tax expense of $950 and $15,547, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded a benefit for income tax of ($9,923) and ($10,241). The decrease in income tax benefit during the current three-month period, as compared to the same periods in the prior year, was primarily due to a decrease in discrete tax items and changes in the Company’s net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of June 30, 2023. The valuation allowance at June 30, 2023 was approximately $10,568,000. The net change in the valuation allowance during the six months ended June 30, 2023 was an increase of approximately $590,000.

14. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, and (iii) RemoteMore. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of June 30, 2023 and December 31, 2022 and results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$136,235	$-	$-	$136,235
Recruitment services	1,076,023	-	-	-	1,076,023
Contracted software development	-	-	603,444	-	603,444
Consumer advertising and marketing solutions	25,523	-	-	-	25,523
Total revenues	1,101,546	136,235	603,444	-	1,841,225
Income (loss) from continuing operations	(454,402)	(133,179)	(80,737)	(762,947)	(1,431,265)
Depreciation and amortization	127,207	19,606	346	-	147,159
Income tax expense (benefit)	1,484	906	-	(1,440)	950
Net income (loss) from continuing operations	(455,429)	(134,085)	(80,697)	(761,507)	(1,431,718)

	As of June 30, 2023
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	419,233	95,259	1,042	-	515,534
Assets from continuing operations	8,576,760	153,673	(483,592)	-	8,246,841

	Three Months Ended June 30, 2022
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$161,435	$-	$-	$161,435
Recruitment services	1,341,031	-	-	-	1,341,031
Contracted software development	-	-	647,868	-	647,868
Consumer advertising and marketing solutions	45,173	-	-	-	45,173
Total revenues	1,386,204	161,435	647,868	-	2,195,507
Income (loss) from continuing operations	177,773	726,222	(275,443)	(655,605)	(27,053)
Depreciation and amortization	6,892	19,527	205,618	-	232,037
Income tax expense (benefit)	8,791	18,658	-	(11,902)	15,547
Net income (loss) from continuing operations	170,239	707,577	(287,050)	(643,703)	(52,937)

	As of December 31, 2022
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	133,363	1,458	-	225,221
Assets from continuing operations	6,718,226	203,534	(287,455)	-	6,634,305

	Six Months Ended June 30, 2023
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$265,158	$-	$-	$265,158
Recruitment services	2,179,418	-	-	-	2,179,418
Contracted software development	-	-	1,301,710	-	1,301,710
Consumer advertising and marketing solutions	50,148	-	-	-	50,148
Total revenues	2,229,566	265,158	1,301,710	-	3,796,434
Income (loss) from continuing operations	(809,034)	(380,245)	(185,621)	(1,183,145)	(2,558,045)
Depreciation and amortization	239,967	39,273	693	-	279,933
Income tax expense (benefit)	(1,596)	(2,665)	850	(6,512)	(9,923)
Net income (loss) from continuing operations	(804,155)	(377,527)	(182,726)	(1,176,633)	(2,541,041)

	Six Months Ended June 30, 2022
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$357,444	$-	$-	$357,444
Recruitment services	2,674,395	-	-	-	2,674,395
Contracted software development	-	-	1,124,960	-	1,124,960
Consumer advertising and marketing solutions	91,588	-	-	-	91,588
Total revenues	2,765,983	357,444	1,124,960	-	4,248,387
Income (loss) from continuing operations	450,063	518,345	(653,722)	(1,257,952)	(943,266)
Depreciation and amortization	13,114	38,959	461,236	-	513,309
Income tax expense (benefit)	17,878	5,641	-	(33,760)	(10,241)
Net income (loss) from continuing operations	436,460	512,881	(667,610)	(1,224,192)	(942,461)

15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements other than those disclosed in Note 12 Stock-Based Compensation.

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

Overview

We are an operator of professional networks with a focus on diversity, employment, education and training. We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, which may change from time to time, including ethnic, national, cultural, racial, religious or gender classification. We serve a variety of such communities, including Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, and Lesbian, Gay, Bisexual and Transgender (LGBTQ+) persons, and students and graduates seeking to transition from education to career. The Company’s technology platform is integral to the operation of its business.

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

In the second quarter of fiscal 2023, we made some strategic changes in the Company that we feel will position ourselves for a stronger second half of 2023 and into fiscal 2024.

●	We created an internal marketing department, utilizing employees from NAPW and PDN that had marketing backgrounds and experience, that will focus on our organic growth, digital marketing, and other efforts in further matching job seekers with the employment needs of our clients.

●	We restructured the NAPW business segment by reducing the NAPW staff by 50% and replacing certain technology contracts with lower cost alternatives, or removing them altogether, thus resulting in the ability to keep the current revenue stream with a much smaller staff and reduced overhead.

●	We restructured certain marketing and technology contracts with vendors to provide us with assets that should yield better profitability.

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

	Six Months Ended June 30,
	2023	2022
Revenues:
Membership fees and related services	7.0%	8.4%
Recruitment services	57.4%	62.9%
Contracted software development	34.3%	26.5%
Consumer advertising and marketing solutions	1.3%	2.2%

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

	Six Months Ended June 30,
	2023	2022
Cost of revenues:
PDN Network	26.0%	35.8%
NAPW Network	6.9%	7.9%
RemoteMore	67.1%	56.3%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$136	$161	$(25)	(15.5)%
Recruitment services	1,076	1,341	(265)	(19.8)%
Contracted software development	604	648	(44)	(6.8)%
Consumer advertising and marketing solutions	25	45	(20)	(44.4)%
Total revenues	$1,841	$2,195	$(354)	(16.1)%

Total revenues for the three months ended June 30, 2023 decreased approximately $354,000, or 16.1 percent, to approximately $1,841,000 from approximately $2,195,000 during the same period in the prior year. The decrease was predominately attributable to a reduction in recruitment services revenues of approximately $265,000, a reduction in contracted software development of approximately $44,000, and an approximate $25,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year. Partially offsetting the decrease were approximately $65,000 of event revenue from the recently acquired Expo Experts for which there was no comparable revenue in the same period of the prior year.

	Six Months Ended June 30		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$265	$357	$(92)	(25.8)%
Recruitment services	2,179	2,674	(495)	(18.5)%
Contracted software development	1,302	1,125	177	15.7%
Consumer advertising and marketing solutions	50	92	(42)	(45.7)%
Total revenues	$3,796	$4,248	$(452)	(10.6)%

Total revenues for the six months ended June 30, 2023 decreased approximately $452,000, or 10.6 percent, to approximately $3,796,000 from approximately $4,248,000 during the same period in the prior year. The decrease was predominately attributable to a reduction in recruitment services revenues of approximately $495,000 and an approximate $92,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year. Partially offsetting the decrease were increases of approximately $177,000 of contracted software development related to RemoteMore, as compared to the same period in the prior year, and approximately $147,000 of event revenue from the recently acquired Expo Experts for which there was no comparable revenue in the same period of the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,101	$1,386	$(285)	(20.5)%
NAPW Network	136	161	(25)	(15.5)%
RemoteMore	604	648	(44)	(6.8)%
Total revenues	$1,841	$2,195	$(354)	(16.1)%

During the three months ended June 30, 2023, our PDN Network generated approximately $1,101,000 in revenues compared to approximately $1,386,000 in revenues during the three months ended June 30, 2022, a decrease of approximately $285,000 or 20.5 percent. The decrease in revenues was primarily driven by the continued softening in client hiring due to the macroeconomic environment change stemming from the latter half of 2022 and continuing in the second quarter of 2023. Offsetting the decrease was an increase in event revenues of $65,000 related to Expo Experts operations for which there was no comparable activity in the same period of the prior year.

During the three months ended June 30, 2023, NAPW Network revenues were approximately $136,000, compared to revenues of approximately $161,000 during the same period in the prior year, a decrease of approximately $25,000 or 15.5 percent. We believe that the membership services that we provide to our customers continue to represent a discretionary spending item and the services that we provide were postponed or halted by the consumer as a result of the financial and economic impact of the current economy, and prior to that the effect of COVID-19, as many in-person events were cancelled. In-person local chapter events have begun to resume in the second quarter of fiscal 2023.

During the three months ended June 30, 2023, RemoteMore revenue was approximately $604,000, compared to revenues of approximately $648,000 during the same period in the prior year, a decrease of approximately $44,000, or 6.8 percent.

	Six Months Ended June 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$2,229	$2,766	$(537)	(19.4)%
NAPW Network	265	357	(92)	(25.8)%
RemoteMore	1,302	1,125	177	15.7%
Total revenues	$3,796	$4,248	$(452)	(10.6)%

During the six months ended June 30, 2023, our PDN Network generated approximately $2,229,000 in revenues compared to approximately $2,766,000 in revenues during the six months ended June 30, 2022, a decrease of approximately $537,000 or 19.4 percent. The decrease in revenues was primarily driven by the continuing softening in client hiring due to the macroeconomic environment change stemming from the latter half of 2022, and continued in the second quarter of 2023. Offsetting the decrease was an increase in event revenues of $147,000 related to Expo Experts operations for which there was no comparable activity in the same period of the prior year.

During the six months ended June 30, 2023, NAPW Network revenues were approximately $265,000, compared to revenues of approximately $357,000 during the same period in the prior year, a decrease of approximately $92,000 or 25.8 percent. We believe that the membership services that we provide to our customers continue to represent a discretionary spending item and the services that we provide were postponed or halted by the consumer as a result of the financial and economic impact of the current economy, and prior to that the effect of COVID-19, as many in-person events were cancelled. In-person local chapter events have begun to resume in the second quarter of fiscal 2023.

During the six months ended June 30, 2023, RemoteMore revenue was approximately $1,302,000, compared to revenues of approximately $1,125,000 during the same period in the prior year, an increase of approximately $177,000, or 15.7 percent.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$765	$932	$(167)	(17.8)%
Sales and marketing	1,116	700	416	59.4%
General and administrative	1,244	359	885	246.5%
Depreciation and amortization	147	232	(85)	(36.6)%
Total pre-tax cost and expenses:	$3,272	$2,223	$1,049	47.2%

	Six Months Ended June 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$1,840	$1,794	$46	2.6%
Sales and marketing	1,937	1,419	518	36.6%
General and administrative	2,297	1,466	831	56.7%
Depreciation and amortization	280	513	(233)	(45.4)%
Total cost and expenses:	$6,354	$5,192	$1,162	22.4%

Cost of revenues: Cost of revenues during the three months ended June 30, 2023 was approximately $765,000, a decrease of approximately $167,000, or 17.8 percent, from approximately $932,000 during the same period of the prior year. The decrease was predominately due to approximately $109,000 of reduced third-party computer services, approximately $38,000 in salaries and related benefits, and approximately $40,000 of other costs of revenues. Partially offsetting the decrease were approximately $21,000 of contracted software development costs related to RemoteMore, as compared to the same period of the prior year.

Cost of revenues during the six months ended June 30, 2023 was approximately $1,840,000, an increase of approximately $46,000, or 2.6 percent, from approximately $1,794,000 during the same period of the prior year. The increase was predominately attributed to an increase of approximately $206,000 of contracted software development costs related to RemoteMore, and approximately $73,000 of other costs of revenue, as compared to the same period of the prior year. Partially offsetting the increase was a reduction in third-party computer services of approximately $233,000 which were recorded sales and marketing in the current period as compared to the same period in the prior year.

Sales and marketing expense: Sales and marketing expense during the three months ended June 30, 2023 was approximately $1,116,000, an increase of approximately $416,000, or 59.4 percent, from $700,000 during the same period in the prior year. The increase was predominately attributed to approximately $165,000 of third-party computer services that were recorded in cost of revenues in the same period of the prior year, approximately $62,000 of charges related to RemoteMore sales and marketing efforts, and approximately $62,000 of other costs related to sales and marketing. Also contributing to the increase were approximately $77,000 of payroll related costs due to the onboarding of Expo Experts in fiscal 2023, and approximately $50,000 of payroll related costs due to the aforementioned creation of our new marketing department, for which there were no comparable charges in the same period of the prior year.

Sales and marketing expense during the six months ended June 30, 2023 was approximately $1,937,000, an increase of approximately $518,000, or 36.6 percent, from $1,419,000 during the same period in the prior year. The increase was predominately attributed to approximately $165,000 of third-party computer services that were recorded in cost of revenues in the same period of the prior year, approximately $62,000 of charges related to RemoteMore sales and marketing efforts, and approximately $65,000 of other costs related to sales and marketing. Also contributing to the increase were approximately $150,000 of payroll related costs due to the onboarding of Expo Experts in fiscal 2023, and approximately $77,000 payroll related costs due to the aforementioned creation of our new marketing department, for which there were no comparable charges in the same period of the prior year.

General and administrative expense: General and administrative expenses increased by approximately $885,000, or 246.5 percent, to approximately $1,244,000 during the three months ended June 30, 2023, as compared to approximately $359,000 the same period in the prior year. The increase was predominately due to the settlement of litigation resulting in a one-time, non-cash gain of approximately $909,000 in the prior year for which there was no comparable transaction in the current year. Also contributing to the increase, as compared to the same period in the prior year, were approximately $139,000 of financing expenses and approximately $92,000 of legal expenses primarily related to the aforementioned equity transaction, $56,000 of other general and administrative charges, and $77,000 of third-party computer services that were recorded in cost of revenues in the same period of the prior year. Offsetting the increase were decreases in discretionary share-based compensation of approximately $251,000 and other purchased services of approximately $137,000, as compared to the same period in the prior year.

General and administrative expenses increased by approximately $831,000, or 56.7 percent, to approximately $2,297,000 during the six months ended June 30, 2023, as compared to approximately $1,466,000 the same period in the prior year. The increase was predominately due to the settlement of litigation resulting in a one-time, non-cash gain of approximately $909,000 in the prior year for which there was no comparable transaction in the current year. Also contributing to the increase, as compared to the same period in the prior year, were approximately $139,000 of financing expenses and approximately $92,000 of legal expenses primarily related to the aforementioned equity transaction, $60,000 of other general and administrative charges, and $77,000 of third-party computer services that were recorded in cost of revenues in the same period of the prior year. Offsetting the increase were decreases in discretionary share-based compensation of approximately $342,000 and other purchased services of approximately $104,000, as compared to the same period in the prior year.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended June 30, 2023 was approximately $147,000, a decrease of approximately $85,000, compared to approximately $232,000 during the same period in the prior year. The decrease was primarily attributable to approximately $205,000 of amortization expense related to RemoteMore’s intangible assets and assets and other intangible assets reaching the end of their useful lives, partially offset by amortization expense of approximately $100,000 related to Expo Experts’ intangible assets for which there were no comparable charges in the same period of the prior year.

Depreciation and amortization expense during the six months ended June 30, 2023 was approximately $280,000, a decrease of approximately $233,000, compared to approximately $513,000 during the same period in the prior year. The decrease was primarily attributable to approximately $461,000 of amortization expense related to RemoteMore’s intangible assets and assets and intangible assets reaching the end of their useful lives, partially offset by amortization expense of approximately $213,000 related to Expo Experts’ intangible assets for which there were no comparable charges in the same period of the prior year

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,556	1,209	347	28.8%
NAPW Network	269	(565)	834	147.7%
RemoteMore	684	923	(239)	(25.9)%
Corporate Overhead	763	656	107	16.3%
Total costs and expenses:	$3,272	$2,223	$1,049	47.2%

	Six Months Ended June 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$3,037	2,316	721	31.1%
NAPW Network	645	(161)	806	500.9%
RemoteMore	1,487	1,779	(292)	(16.4)%
Corporate Overhead	1,185	1,258	(73)	(5.8)%
Total costs and expenses:	$6,354	$5,192	$1,162	22.4%

For the three months ended June 30, 2023, costs and expenses related to our PDN Network segment increased by approximately $347,000, or 28.8 percent, as compared to the same period in the prior year. The increase is primarily as a result of increases of approximately $276,000 related to Expo Experts for which there were no comparable expenses in the same period of the prior year. Also, contributing to the period increase as compared to the same period of the prior were approximately $106,000 of salary and benefits related costs, and $56,000 related to marketing expenses. Partially offsetting the increase was a decrease in discretionary bonus charges of approximately $89,000 occurring in the period of the prior year, which there were no comparable charges in the current period.

For the six months ended June 30, 2023, costs and expenses related to our PDN Network segment increased by approximately $721,000, or 31.1 percent, as compared to the same period in the prior year. The increase is primarily as a result of increases of approximately $537,000 related to Expo Experts for which there were no comparable expenses in the same period of the prior year. Also, primarily contributing to the period increase as compared to the same period of the prior were approximately $186,000 of salary and benefits related costs, and $70,000 related to marketing expenses. Partially offsetting the increase was a decrease in discretionary bonus charges of approximately $89,000 occurring in the period of the prior year, which there were no comparable charges in the current period.

For the three months ended June 30, 2023, costs and expenses related to the NAPW Network increased by approximately $834,000, or 147.7 percent. The increase is predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $909,000 in the prior year for which there was no comparable transaction in the current period. Partially offsetting the increase was a decrease in payroll related costs of approximately $53,000 and costs of approximately $22,000 as a result of the aforementioned restructuring of the NAPW business unit.

For the six months ended June 30, 2023, costs and expenses related to the NAPW Network increased by approximately $806,000, or 500.9 percent. The increase is predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $909,000 in the prior year for which there was no comparable transaction in the current period. Partially offsetting the increase was a decrease in payroll related costs of approximately $22,000 and costs of approximately $81,000 as a result of the aforementioned restructuring of the NAPW business unit.

For the three months ended June 30, 2023, cost and expenses related to RemoteMore decreased by approximately $239,000, a decrease of approximately 25.9 percent, as compared to the same period in the prior year, predominately consisting of decreases in amortization expenses of approximately $205,000, other purchased services of approximately $29,000, and legal expenses of approximately $19,000. Partially offsetting the decrease was an increase in contractor costs of approximately $21,000, and other operating costs of approximately $7,000, as compared to the same period of the prior year.

For the six months ended June 30, 2023, cost and expenses related to RemoteMore decreased by approximately $292,000, a decrease of approximately 16.4 percent, as compared to the same period in the prior year, predominately consisting of decreases in amortization expenses of approximately $461,000, and legal expenses of approximately $59,000. Partially offsetting the decrease was an increase in contractor costs of approximately $205,000, and other operating costs of approximately $23,000, as compared to the same period of the prior year.

For the three months ended June 30, 2023, costs and expenses related to Corporate Overhead increased by approximately $107,000, or 16.3 percent, as compared to the same period in the prior year. The increase is predominately a result of approximately $139,000 of financing costs and $120,000 of legal expenses, substantially as a result of the aforementioned equity transaction, payroll related costs of approximately $76,000, and other charges of approximately $23,000. Partially offsetting the increase was a reduction in share-based compensation costs of approximately $251,000, as compared to the same period in the prior year.

For the six months ended June 30, 2023, costs and expenses related to Corporate Overhead decreased by approximately $73,000, or 5.8 percent, as compared to the same period in the prior year. The reduction is primarily as a result of decreases in share-based compensation costs of approximately $342,000, accounting costs of approximately $65,000, and other costs of approximately $42,000. Partially offsetting the reductions was an increase in approximately $137,000 of financing costs and $128,000 of legal expenses, substantially as a result of the aforementioned equity transaction, and payroll related costs of approximately $111,000 as compared to the same period in the prior year.

Income Tax Benefit

	Three Months Ended June 30		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$1	$16	$(15)	(93.9)%

	Six Months Ended June 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$(10)	$(10)	$0	(3.1)%

During the three months ended June 30, 2023 and 2022, we recorded income tax benefits of approximately $1,000 and $16,000. The decrease in income tax benefit during the current period was primarily due to changes in discrete tax items and in the Company’s net operating losses.

During the six months ended June 30, 2023 and 2022, we recorded income tax benefits of approximately $10,000 and $10,000. The income tax benefit remained consistent for the periods presented.

Net loss from Continuing Operations, Net of Tax

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(455)	170	(625)	(367.6)%
NAPW Network	(134)	708	(842)	(119.0)%
RemoteMore	(81)	(287)	206	71.8%
Corporate Overhead	(762)	(643)	(119)	(18.1)%
Consolidated net loss from continuing operations, net of tax	$(1,432)	$(52)	$(1,380)	(2554.8)%

	Six Months Ended June 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(804)	436	(1,240)	(284.4)%
NAPW Network	(378)	513	(891)	(173.5)%
RemoteMore	(183)	(668)	485	72.6%
Corporate Overhead	(1,176)	(1,224)	48	3.9%
Consolidated net loss from continuing operations, net of tax	$(2,541)	$(943)	$(1,598)	(169.5)%

Consolidated Net Loss from Continuing Operations, Net of Tax. As the result of the factors discussed above, during the three months ended June 30, 2023, we incurred a net loss from continuing operations of approximately $1,432,000, an increase in the net loss of approximately $1,380,000, compared to a net loss of approximately $52,000 during the three months ended June 30, 2022. During the six months ended June 30, 2023, we incurred a net loss of approximately $2,541,000 from continuing operations, an increase in the net loss of approximately $1,598,000, compared to a net loss of approximately $943,000 during the same period in the prior year.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the statements of operations and comprehensive loss as loss from discontinued operations.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues	$-	$-	$-	$-

Cost of Sales	-	-	-	-
Depreciation and amortization	-	-	-	-
Sales and marketing	-	-	-	-
General and administrative	6	11	18	29
Non-operating expense	-	-	-	-
Loss from discontinued operations before income tax	(6)	(11)	(18)	(29)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(6)	$(11)	$(18)	$(29)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$2,207	$1,237
Working deficiency from continuing operations	$(226)	$(187)

Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock, if any. As of June 30, 2023, we had cash and cash equivalents of $2,207,000 compared to cash and cash equivalents of $1,237,000 at December 31, 2022. We had an accumulated deficit of $100,864,047 at June 30, 2023.

In March 2023, we entered into a stock purchase agreement with Ms. Yiran Gu, a former investor of the Company and a citizen of the People’s Republic of China, in connection with the purchase by Ms. Gu of 333,181 shares of our common stock at a price of approximately $2.10 per share for aggregate gross proceeds of $700,000.

In June 2023, we entered into a stock purchase agreement with Tumim Stone Capital LLC (“Investor”). Under the terms and subject to the conditions of the stock purchase agreement, we have the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $12,775,000  worth of newly issued shares (the “Purchase Shares”) of our common stock, subject to certain limitations and the satisfaction (or, where permissible, the waiver) of the conditions set forth in the stock purchase agreement. Pursuant to the stock purchase agreement, we issued and sold 469,925 Purchase Shares (the “Initial Purchase Shares”) to the Investor, at a price of $4.256 per share (representing the average official closing price of the common stock on The Nasdaq Capital Market (“Nasdaq”) for the five consecutive trading days ending on the trading day immediately prior to the date of the stock purchase agreement), for aggregate gross proceeds to the Company of $2,000,000, in an initial purchase (the “Initial Purchase”). Pursuant to the terms of the stock purchase agreement, as consideration for the Investor’s commitment to purchase shares of common stock at our direction from time to time, subject to the conditions and limitations set forth in the stock purchase agreement, upon execution of the stock purchase agreement on June 30, 2023, we issued to the Investor 176,222 shares of common stock (the “Commitment Shares”), valued at $4.256 per share (the same per share value as each Initial Purchase Share sold to the Investor in the Initial Purchase), or a total aggregate value equal to $750,000 for the Commitment Shares.

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

While we believe that our cash and cash equivalents at June 30, 2023 and cash flow from operations may be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2023, beyond that time frame our available funds and cash flow from operations may not be sufficient to meet our working capital requirements without the need to increase revenues, raise capital by the issuance of common stock, or issue capital in relation to the aforementioned line of equity. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Six Months Ended June 30,
	2023	2022
Cash provided by (used in) continued operations	(in thousands)
Operating activities	$(878)	$(570)
Investing activities	(822)	(7)
Financing activities	2,700	(387)
Effect of exchange rate fluctuations on cash and cash equivalents	1	1
Cash provided by (used in) discontinued operations	(31)	-
Net increase (decrease) in cash and cash equivalents	$970	$(963)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of June 30, 2023 and December 31, 2022, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the six months ended June 30, 2023, was approximately $878,000. We had a net loss from continuing operations of approximately $2,541,000 during the six months ended June 30, 2023, which included stock-based compensation expense of approximately $63,000, depreciation and amortization expense of approximately $281,000, allowance for credit losses of approximately $1,000, and noncash lease expense of $46,000, which was partially offset by deferred tax benefit of approximately $10,000. Changes in operating assets and liabilities provided approximately $1,282,000 of cash during the three months ended June 30, 2023, consisting primarily of decreases in accounts receivable, prepaid expenses, and lease liability, partially offset by increases in accounts payable, accrued expenses and deferred revenues.

Net cash used in operating activities from continuing operations during the six months ended June 30, 2022, was approximately $570,000. We had a net loss from continuing operations of approximately $942,000 during the six months ended June 30, 2022, which included a non-cash litigation settlement reserve of approximately $909,000, stock-based compensation expense of approximately $405,000, depreciation and amortization expense of approximately $513,000, which was partially offset by deferred tax benefit of approximately $10,000, and non cash lease expense of $46,000. We received $190,000 in cash resulting in a decrease of our Merchant Reserve. Changes in operating assets and liabilities used approximately $228,000 of cash during the six months ended June 30, 2022, consisting primarily of decreases in accounts receivable, accounts payable, accrued expenses, lease liability, and deferred revenues, partially offset by an increase in prepaid expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2023, was approximately $822,000, which consisted of $400,000 related to the acquisition of Expo Experts, $352,000 related to additional investment in RemoteMore, and $70,000 related to investments in developed technology and computer equipment purchases.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2022, was approximately $7,000, which consisted of investments in developed technology and computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided in financing activities from continuing operations during the six months ended June 30, 2023 was approximately $2,700,000 representing the proceeds from the sale of restricted stock.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Loss from Continuing Operations	$(1,432)	$(53)
Stock-based compensation	30	281
Litigation settlement reserve	-	(925)
Loss attributable to noncontrolling interest	25	155
Depreciation and amortization	147	232
Other (expense) income, net	0	(1)
Income tax expense (benefit)	1	16
Adjusted EBITDA	$(1,229)	$(295)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Loss from Continuing Operations	$(2,541)	$(943)
Stock-based compensation	63	405
Litigation settlement reserve	-	(909)
Loss attributable to noncontrolling interest	77	359
Depreciation and amortization	280	513
Other (expense) income, net	(7)	(4)
Income tax expense (benefit)	(10)	(10)
Adjusted EBITDA	$(2,138)	$(589)

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the six months ended June 30, 2023 and 2022, we recorded approximately 9.7% and 11.2% of our recruitment services revenue from this alliance sales relationship.

Recent Accounting Pronouncements

See Note 3 to our financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2023, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on June 30, 2023.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Purchase Agreement, dated June 30, 2023 between Professional Diversity Network, Inc. and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2023).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: August 14, 2023	By:	/s/ Larry Aichler
	Name:	Larry Aichler
	Title:	Chief Financial Officer

