Form 10-Q
period 2023-09-30
Professional Diversity Network, Inc.
filed 2023-11-14
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

There were 11,070,484 shares outstanding of the registrant’s common stock as of November 14, 2023.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2023	December 31, 2022
	(Unaudited)
Current Assets:
Cash and cash equivalents	$615,133	$1,236,771
Accounts receivable, net	904,351	1,318,217
Other receivables	50,000	350,000
Prepaid expense and other current assets	671,963	347,807
Current assets from discontinued operations	4,600	4,600
Total current assets	2,246,047	3,257,395

Property and equipment, net	38,616	35,341
Capitalized technology, net	128,000	64,499
Goodwill	1,417,753	1,274,785
Intangible assets, net	398,141	225,221
Right-of-use assets	315,639	365,324
Security deposits	66,340	66,340
Other assets	1,770,560	1,350,000
Long-term assets from discontinued operations	197,100	197,228
Total assets	$6,578,196	$6,836,133

Current Liabilities:
Accounts payable	$636,670	$338,600
Accrued expenses	919,773	1,071,842
Deferred revenue	1,867,195	1,925,788
Lease liability, current portion	82,039	103,555
Current liabilities from discontinued operations	509,253	503,090
Total current liabilities	4,014,930	3,942,875

Lease liability, non-current portion	304,329	341,165
Other long-term liabilities	-	100,000
Deferred tax liability	122,229	143,069
Total liabilities	4,441,488	4,527,109

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 11,071,008 and 10,898,376 shares issued as of September 30, 2023 and December 31, 2022, and 11,070,484 and 10,367,431 shares outstanding as of September 30, 2023 and December 31, 2022.	110,705	103,675
Additional paid in capital	104,589,047	101,728,600
Accumulated other comprehensive (loss) income	(16,681)	(10,986)
Accumulated deficit	(102,180,178)	(98,382,540)
Treasury stock, at cost; 524 and 530,945 shares at September 30, 2023 and December 31, 2022	(37,117)	(892,482)
Total Professional Diversity Network, Inc. stockholders’ equity	2,465,776	2,546,267
Noncontrolling interest	(329,068)	(237,243)
Total stockholders’ equity	2,136,708	2,309,024
Total liabilities and stockholders’ equity	$6,578,196	$6,836,133

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Membership fees and related services	$135,145	$152,462	400,303	509,906
Recruitment services	1,242,711	1,165,213	3,422,129	3,839,608
Contracted software development	604,996	757,492	1,906,706	1,882,452
Consumer advertising and marketing solutions	25,516	39,328	75,664	130,916
Total revenues	2,008,368	2,114,495	5,804,802	6,362,882

Costs and expenses:
Cost of revenues	923,641	1,228,542	2,763,363	3,022,657
Sales and marketing	912,665	759,885	2,850,253	2,179,136
General and administrative	1,352,308	1,003,956	3,649,544	2,468,934
Depreciation and amortization	148,722	232,748	428,655	746,057
Total costs and expenses	3,337,336	3,225,131	9,691,815	8,416,784

Loss from continuing operations	(1,328,968)	(1,110,636)	(3,887,013)	(2,053,902)

Other income (expense)
Interest and other income	1,746	(10,083)	8,827	(19,519)
Other income (expense), net	1,746	(10,083)	8,827	(19,519)

Loss before income tax benefit	(1,327,222)	(1,120,719)	(3,878,186)	(2,073,421)
Income tax benefit	(7,228)	(25,479)	(17,151)	(35,720)
Loss from continuing operations, net of tax	(1,319,994)	(1,095,240)	(3,861,035)	(2,037,701)
Loss from discontinued operations	(10,620)	(13,319)	(28,428)	(42,213)
Net loss including non-controlling interests	(1,330,614)	(1,108,559)	(3,889,463)	(2,079,914)
Net loss attributable to non-controlling interests	14,483	149,059	91,825	508,212
Net income (loss) attributable to Professional Diversity Network, Inc.	$(1,316,131)	$(959,500)	(3,797,638)	(1,571,702)

Other comprehensive loss, net of tax:
Net income (loss) attributable to Professional Diversity Network, Inc.	$(1,316,131)	$(959,500)	(3,797,638)	(1,571,702)
Foreign currency translation adjustments	1,173	(10,787)	(5,695)	(21,169)
Comprehensive loss, net of tax	$(1,314,958)	$(970,287)	(3,803,333)	(1,592,871)

Basic and diluted loss per share:
Continuing operations	$(0.12)	$(0.13)	$(0.37)	$(0.25)
Discontinued operations	-	-	-	-
Net loss per share	$(0.12)	$(0.13)	$(0.37)	$(0.25)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	11,115,612	8,461,494	10,453,764	8,195,282

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2023	10,367,431	$103,675	$101,728,600	$(98,382,540)	530,945	$(892,482)	$(10,986)	$(237,243)	$2,309,024
Sale of common stock	803,128	8,031	2,691,969	-	-	-	-	-	2,700,000
Commitment fee	176,200	1,762	748,238	-	-	-	-	-	750,000
Issuance of common stock	99,339	993	199,007	-	-	-	-	-	200,000
Share-based compensation	154,807	1,548	260,700	-	-	-	-	-	262,248
Stock Buyback Plan	(530,421)	(5,304)	(850,061)	-	(530,421)	855,365	-	-	-
Amortization of Funding Committment	-	-	(93,750)	-	-	-	-	-	(93,750)
Investment in subsidiary	-	-	(95,656)	-	-	-	-	-	(95,656)
Translation adjustments	-	-	-	-	-	-	(5,695)	-	(5,695)
Net loss	-	-	-	(3,797,638)	-	-	-	(91,825)	(3,889,463)
Balance at September 30, 2023	11,070,484	$110,705	$104,589,047	$(102,180,178)	524	$(37,117)	$(16,681)	$(329,068)	$2,136,708

	Common Stock		Additional Paid in	Accumulated	Treasury Stock		Other Comprehensive	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2022	8,033,627	$80,337	$98,520,509	$(95,779,818)	524	$(37,117)	$6,565	$317,429	$3,107,905

Issuance of common stock	1,003,252	10,032	1,739,968	-	-	-	-	-	1,750,000
Share-based compensation	167,763	1,678	437,977	-	-	-	-	-	439,655
Stock Buyback Plan	-	-	-	-	289,942	(515,445)	-	-	(515,445)
Translation adjustments	-	-	-	-	-	-	(21,169)		(21,169)
Net loss	-	-	-	(1,571,702)	-	-	-	(508,212)	(2,079,914)
Balance at September 30, 2022	9,204,642	$92,047	$100,698,454	$(97,351,520)	290,466	$(552,562)	$(14,604)	$(190,783)	2,681,032

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Loss from continuing operations	$(3,861,035)	$(2,037,701)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	428,655	746,057
Deferred income taxes	(20,840)	(35,720)
Noncash lease expense	68,540	68,540
Stock-based compensation expense	262,248	439,655
Litigation settlement reserve	-	(908,564)
Allowance for credit losses	1,895	(118,048)
Reduction of merchant reserve	-	350,000
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	411,971	610,601
Prepaid expenses and other current assets	350,844	(277,312)
Accounts payable	298,067	168,630
Accrued expenses	(152,067)	146,490
Lease liability	(77,207)	(75,367)
Deferred revenue	(126,294)	(470,995)
Net cash used in operating activities - continuing operations	(2,415,223)	(1,393,734)
Net cash used in operating activities - discontinued operations	(27,956)	(5,633)
Net cash used in operating activities	(2,443,179)	(1,399,367)

Cash flows from investing activities:
Payments for technology developed	(114,494)	(17,085)
Purchases of property and equipment	(12,456)	(13,477)
Acquisition of assets of Expo Experts	(400,000)	-
Additional acquisition of equity interest in RemoteMore USA, Inc.	(351,633)	-
Net cash used in investing activities	(878,583)	(30,562)

Cash flows from financing activities:
Proceeds from the sale of common stock	2,700,000	-
Repurchases of common stock	-	(515,445)
Net cash provided by (used in) financing activities	2,700,000	(515,445)

Effect of exchange rate fluctuations on cash and cash equivalents	124	5,635
Net decrease in cash and cash equivalents	(621,638)	(1,939,739)
Cash, cash equivalents, beginning of period	1,236,771	3,402,697
Cash and cash equivalents, end of period	615,133	1,462,958

Supplemental disclosures of other cash flow information:
Non-cash stock issuance	$200,000	$400,000
Cash paid for income taxes	$3,690	$-

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

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location. As of September 30, 2023, PDN, Inc. owned 72.62% of RemoteMore USA, Inc. (“RemoteMore USA” or “RemoteMore”). The Company consolidates RemoteMore USA’s operations into its consolidated financial statements.

In March 2020, our Board of Directors decided to suspend all China operations. The results of China operations are presented in the consolidated statements of operations and comprehensive loss as net loss from discontinued operations.

2. Going Concern and Management’s Plans

At September 30, 2023, the Company’s principal sources of liquidity were its cash and cash equivalents.

The Company had an accumulated deficit of $102,180,178 at September 30, 2023. During the nine months ended September 30, 2023, the Company generated a loss from continuing operations, net of tax, of $3,861,035. During the nine months ended September 30, 2023, the Company used cash in continuing operations of $2,415,223. At September 30, 2023, the Company had a cash balance of $615,133. Total revenues were approximately $5,805,000 and $6,363,000 for the nine months ended September 30, 2023 and 2022. The Company had a working capital deficit from continuing operations of approximately $1,264,000 and $187,000 at September 30, 2023 and December 31, 2022. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations may be sufficient to meet our working capital requirements through the fiscal period ending December 31, 2023, however in order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, raise capital through the issuance of common stock, issue capital in relation to its line of equity, or through a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be available on acceptable terms.

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

Accounts Receivable - Accounts receivable represent receivables generated from fees earned from customers and advertising revenue. The Company’s policy is to reserve for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance for credit losses is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.

Our estimate of the required allowance for credit losses is based on:

●	Available and relevant internal and/or external information about historical loss experience with similar assets,

●	Current conditions, and

●	Reasonable and supportable forecasts that affect the expected collectibility of the reported amount of financial assets

Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Write offs are recognized as a deduction from the allowance for credit losses. Amounts previously written off that are expected to be recovered are included in the determination of the allowance for credit losses to the extent that these expected recoveries do not exceed the aggregate of amounts previously written off. As of September 30, 2023 and December 31, 2022, the allowance for credit losses was approximately $98,000 and $103,000, respectively.

Other Receivables – Other receivables represents amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2023 and December 31, 2022, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the nine months ended September 30, 2023 and 2022 was approximately $9,000 and $7,000 and for the three months ended September 30, 2023 and 2022 was approximately $4,000 and $2,000 and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statements of operations. For the three and nine months September 30, 2023, loss from discontinued operations was approximately $11,000 and $28,000 as compared to a loss from discontinued operations of approximately $13,000 and $42,000 for the three and nine months ended September 30, 2022.

Assets and liabilities of China operations are included in current assets and long-term assets from discontinued operations, and current liabilities and long-term liabilities from discontinued operations. Current assets from discontinued operations were $4,600, as of September 30, 2023 and December 31, 2022, and long-term assets from discontinued operations were approximately $197,000 at September 30, 2023 and December 31, 2022. As of September 30, 2023, current liabilities from discontinued operations were approximately $509,000, compared to $503,000 as of December 31, 2022.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, net of intercompany eliminations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues	$-	$-	$-	$-

General and administrative expenses	(11)	(13)	(28)	(42)
Loss from discontinued operations before income tax	(11)	(13)	(28)	(42)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(11)	$(13)	$(28)	$(42)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three and nine months ended September 30, 2023, the Company incurred advertising and marketing expenses of approximately $242,000 and $866,000. For the three and nine months ended September 30, 2022, the Company incurred advertising and marketing expenses of approximately $347,000 and $862,000. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At September 30, 2023 and December 31, 2022, there were no prepaid advertising expenses recorded in the accompanying consolidated balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were $122,229 of deferred tax liabilities, as of September 30, 2023, recorded in the accompanying consolidated balance sheets . The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2023.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended September 30, 2023 and 2022 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of September 30,
	2023	2022

Stock options	28,063	23,063
Unvested restricted stock	110,488	69,114
Total dilutive securities	138,551	92,177

Reclassifications - Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are SEC filers that are Smaller Reporting Companies, the amendments in this update are effective for fiscal years beginning after January 2023, including interim periods within those fiscal years. The Company adopted ASU 2022-02 on a prospective basis effective January 1, 2023, and concluded there is no material impact to the consolidated financial statements or disclosures through the third quarter of 2023.

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

Expo Experts

In January 2023, the Company purchased the assets and operations of Expo Experts, LLC (“Expo Experts”), an Ohio limited liability company, for a total consideration of $600,000 funded by the payment of $400,000 in cash and the issuance of restricted shares of PDN common stock valued at $200,000 based on the volume weighted-average price as of twenty (20) days prior to the closing date. Expo Experts specializes in producing premier face-to-face and virtual recruiting events for Engineering, Technology and Security Clearance positions, designed to attract diverse candidates who may also have STEM-based background.

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

Revenue Concentration

The Company is in an alliance with another company to build, host, and manage the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the nine months ended September 30, 2023 and 2022, the Company recorded approximately 8.6% and 11.5% of its recruitment services revenue from this alliance sales relationship.

Disaggregation of Revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 14 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of September 30, 2023.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of approximately $1,867,000 and 1,926,000 are included in current deferred revenues, on the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

For the three months ended September 30, 2023 and 2022, we recognized revenue associated with contract liabilities that were included in the contract liabilities balance at the beginning of the period as follows:

	September 30, 2023	September 30, 2022

Balance, beginning of period	$2,109,677	$1,976,612
Recognized revenue associated with contract liabilities	(1,359,744)	(1,314,807)
Amounts collected or invoiced	1,117,262	1,017,085
Balance, end of period	$1,867,195	$1,678,890

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

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	September 30, 2023	December 31, 2022

Balance, beginning of period	$102,515	$247,190
Provision for credit losses	1,895	(144,675)
Write-offs	(6,587)	-
Balance, end of period	$97,823	$102,515

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	September 30, 2023	December 31, 2022
Capitalized cost:
Balance, beginning of period	$64,499	$43,038
Additional capitalized cost	103,494	45,196
Provision for amortization	(39,993)	(23,735)
Balance, end of period	$128,000	$64,499

For the three months ended September 30, 2023 and 2022, amortization expense related to capitalized technology was approximately $16,200 and $6,100, and was approximately $40,000 and $15,600 for the nine months ended September 30, 2023 and 2022, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

September 30, 2023	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,054,748)	$76,208
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,111,181)	75,000
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,667)	833
Contracts and events acquired in acquisitions	3 -12 months	1,377,083	(1,232,383)	144,700
		13,588,192	(13,291,451)	296,741
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$398,141

December 31, 2022	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,997,593)	$133,363
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,042)	1,458
Contracts acquired in RemoteMore acquisition	3 - 12 months	935,683	(935,683)	-
		13,046,792	(12,911,971)	134,821
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$225,221

As of September 30, 2023, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2023	$172,293
2024	91,114
2025	33,334
Net Carrying Amount	$296,741

For the three months ended September 30, 2023 and 2022, amortization expense related to intangible assets was approximately $128,000 and $225,000 and for the nine months ended September 30, 2023 and 2022 amortization expense was approximately $379,000 and $724,000, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

Upon execution of the SPA, the Company, the Seller and KCL also entered into a Shareholders’ Agreement. The Shareholders’ Agreement imposes certain transfer restrictions on the Seller and the Company as shareholders of KCL, provides for certain governance and approval rights among the parties, and gives the Company a put option with respect to its investment in KCL in the event of a change of control of the Seller. At the same time, Alan Tak Wai Yau, an individual and the majority shareholder of Koala Capital Limited, which is the parent company of the Seller (“Koala Capital”), provided the Company with a share charge over 15 percent of the issued share capital of Koala Capital (the “Share Charge”) and Koala Capital provided the Company with a guaranty and indemnity (the “Guarantee”), which Share Charge and Guarantee were granted as security for a number of the Seller’s obligations as set forth therein including obtaining the lifting of the voluntary suspension of KCL’s virtual financial assets license by the Malta Financial Services Authority (“MFSA”). Koala Capital has submitted and responded to all queries raised by the MFSA, and the authorization/supervision unit that was currently reviewing its application has given its initial approval to move on to the next steps in the process and testing is in its final stages.

9. Commitments and Contingencies

Lease Obligations - The Company leases office space and equipment under various operating lease agreements, including an office for its headquarters, as well as office spaces for its events business, sales and administrative offices under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates.

The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 84 months, commencing on October 1, 2020. Interest is the lesser of (i) 4 percent per annum above the then-current Base Rate, and (ii) the maximum rate permitted by applicable requirements as defined in the lease agreement. As of September 30, 2023, right of use assets and related lease obligations remaining were $315,639 and $386,368, as recorded on the Company’s consolidated balance sheets.

Other - PDN China’s bank account with a balance of approximately $195,000, at September 30, 2023, was frozen by Guangzhou Police due to the Gatewang Case. The Company has classified this entire cash balance as a long-term asset presented in discontinued operations (see Note 3 - Summary of Significant Accounting Policies – Discontinued Operations).

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

As of September 30, 2023, CFL beneficially holds shares of the Company’s outstanding common stock equal to approximately 23.2%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

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

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of September 30, 2023, the Company had 11,070,484 shares of common stock outstanding.

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

In June 2023, the Company entered into a stock purchase agreement with Tumim Stone Capital LLC (“Investor”). Under the terms and subject to the conditions of the stock purchase agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $12,775,000 worth of newly issued shares (the “Purchase Shares”) of the Company’s common stock, subject to certain limitations and the satisfaction (or, where permissible, the waiver) of the conditions set forth in the stock purchase agreement. Pursuant to the stock purchase agreement, the Company issued and sold 469,925 Purchase Shares (the “Initial Purchase Shares”) to the Investor, at a price of $4.256 per share (representing the average official closing price of the Common Stock on The Nasdaq Capital Market for the five consecutive trading days ending on the trading day immediately prior to the date of the stock purchase agreement), for aggregate gross proceeds to the Company of $2,000,000, in an initial purchase. Pursuant to the terms of the stock purchase agreement, as consideration for the Investor’s commitment to purchase shares of common stock at the Company’s direction from time to time, upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, upon execution of the stock purchase agreement on June 30, 2023, the Company also issued to the Investor 176,222 shares of common stock (the “Commitment Shares”), valued at $4.256 per share (the same per share value as each Initial Purchase Share sold to the Investor in the Initial Purchase), or a total aggregate value equal to $750,000 for the Commitment Shares.

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

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2023	33,063	$9.04	6.8	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - September 30, 2023	33,063	$9.04	6.0	$-

Exercisable at September 30, 2023	28,063	$9.91	5.7	$-

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - January 1, 2022	33,063	$9.04	7.8	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - September 30, 2022	33,063	$9.04	7.0	$-

Exercisable at September 30, 2022	23,063	$11.14	6.3	$-

The Company recorded non-cash stock-based compensation expense of approximately $8,000 and $8,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively, pertaining to granting of stock option awards.

Total unrecognized stock-based compensation expense related to unvested stock options at September 30, 2023 was approximately $7,700 and is expected to be recognized through the second quarter of 2024.

Restricted Stock Units

As of September 30, 2023 and 2022, the following is a summary of restricted stock unit activity:

Number of Shares
Outstanding - January 1, 2023	69,114
Granted	117,334
Forfeited	-
Vested	(69,114)
Outstanding – September 30, 2023	117,334

Number of Shares
Outstanding - January 1, 2022	79,763
Granted	170,937
Forfeited	(13,823)
Vested	(167,763)
Outstanding – September 30, 2022	69,114

During the period ended June 30, 2023, the Company granted 30,490 total restricted stock units for a value of $125,000 to the members of the Board of Directors per their compensation agreements. The shares will vest one year from the grant date of June 15, 2023.

During the period ended September 30, 2023, the Company granted 86,844 total restricted stock to certain officers and managers with immediate vesting as of July 18, 2023. The aggregate grant date fair value of the combined awards amounted to approximately $141,000.

In July 2023, the Company granted 120,000 restricted stock units to Mr. He, Chief Executive Officer of the Company, as part of his employment agreement entered into July 18, 2023. The shares will vest as follows: 1/3 immediately upon grant, 1/3 on the first anniversary of the employment agreement, and the final 1/3 on the second anniversary of the employment agreement; provided, however, that Mr. He must remain continuously employed by the Company and/or its affiliates through the applicable vesting date. The aggregate grant date fair value of the combined awards amounted to approximately $361,000.

The Company recorded non-cash stock-based compensation expense of $262,248 and $439,655 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2023 and 2022, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to 110,488 unvested restricted stock units at September 30, 2023 was approximately $426,000 and is expected to be fully recognized by the third quarter of 2025.

13. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended September 30, 2023 and 2022, the Company recorded income tax benefit of $7,228 and $25,479, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded a benefit for income tax of $17,151 and $35,720. The decrease in income tax benefit during the current three-month period, as compared to the same periods in the prior year, was primarily due to a decrease in discrete tax items and changes in the Company’s net operating losses.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2023. The valuation allowance at September 30, 2023 was approximately $10,877,000. The net change in the valuation allowance during the nine months ended September 30, 2023 was an increase of approximately $898,000.

14. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, and (iii) RemoteMore. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of September 30, 2023 and December 31, 2022 and results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	PDN	NAPW	Remote	Corporate
	Network	Network	More	Overhead	Consolidated
Membership fees and related services	$-	$135,145	$-	$-	$135,145
Recruitment services	1,242,711	-	-	-	1,242,711
Contracted software development	-	-	604,996	-	604,996
Consumer advertising and marketing solutions	25,516	-	-	-	25,516
Total revenues	1,268,227	135,145	604,996	-	2,008,368
Income (loss) from continuing operations	(446,060)	(26,910)	(51,722)	(804,276)	(1,328,968)
Depreciation and amortization	127,702	20,673	347	-	148,722
Income tax benefit	(2,441)	(359)	-	(4,428)	(7,228)
Net loss from continuing operations	(440,769)	(26,480)	(52,897)	(799,848)	(1,319,994)

	As of September 30, 2023
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	321,100	76,208	833	-	398,141
Assets from continuing operations, net of intercompany eliminations	6,734,947	134,368	(492,819)	-	6,376,496

	Three Months Ended September 30, 2022
	PDN	NAPW	Remote	Corporate
	Network	Network	More	Overhead	Consolidated
Membership fees and related services	$-	$152,462	$-	$-	$152,462
Recruitment services	1,165,213	-	-	-	1,165,213
Contracted software development	-	-	757,492	-	757,492
Consumer advertising and marketing solutions	39,328	-	-	-	39,328
Total revenues	1,204,541	152,462	757,492	-	2,114,495
Income (loss) from continuing operations	(77,907)	(261,132)	(266,161)	(505,436)	(1,110,636)
Depreciation and amortization	7,475	19,597	205,676	-	232,748
Income tax expense (benefit)	(1,895)	(10,410)	-	(13,174)	(25,479)
Net income (loss) from continuing operations	(74,971)	(250,689)	(277,318)	(492,262)	(1,095,240)

	As of December 31, 2022
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	133,363	1,458	-	225,221
Assets from continuing operations, net of intercompany eliminations	6,718,226	203,534	(287,455)	-	6,634,305

	Nine Months Ended September 30, 2023
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$400,303	$-	$-	$400,303
Recruitment services	3,422,129	-	-	-	3,422,129
Contracted software development	-	-	1,906,706	-	1,906,706
Consumer advertising and marketing solutions	75,664	-	-	-	75,664
Total revenues	3,497,793	400,303	1,906,706	-	5,804,802
Income (loss) from continuing operations	(1,255,094)	(407,155)	(237,343)	(1,987,421)	(3,887,013)
Depreciation and amortization	367,669	59,946	1,040	-	428,655
Income tax expense (benefit)	(4,037)	(3,024)	850	(10,940)	(17,151)
Net income (loss) from continuing operations	(1,244,924)	(404,007)	(235,623)	(1,976,481)	(3,861,035)

	Nine Months Ended September 30, 2022
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$509,906	$-	$-	$509,906
Recruitment services	3,839,608	-	-	-	3,839,608
Contracted software development	-	-	1,882,452	-	1,882,452
Consumer advertising and marketing solutions	130,916	-	-	-	130,916
Total revenues	3,970,524	509,906	1,882,452	-	6,362,882
Income (loss) from continuing operations	372,156	257,213	(919,883)	(1,763,388)	(2,053,902)
Depreciation and amortization	20,589	58,556	666,912	-	746,057
Income tax expense (benefit)	15,983	(4,769)	-	(46,934)	(35,720)
Net income (loss) from continuing operations	361,489	262,192	(944,928)	(1,716,454)	(2,037,701)

15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

In the second quarter of fiscal 2023, we made some strategic changes in the Company that we feel will position ourselves better for the remainder of 2023 and into fiscal 2024.

●	We created an internal marketing department, utilizing employees from NAPW and PDN that had marketing backgrounds and experience, that will focus on our organic growth, digital marketing, and other efforts in further matching job seekers with the employment needs of our clients.

●	We restructured the NAPW business segment by reducing the NAPW staff by 50% and replacing certain technology contracts with lower cost alternatives, or removing them altogether, thus resulting in the ability to keep the current revenue stream with a much smaller staff and reduced overhead.

●	We restructured certain marketing and technology contracts with vendors to provide us with assets that should yield better profitability, or, in some cases, terminated unprofitable contacts.

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

	Nine Months Ended September 30,
	2023	2022
Revenues:
Membership fees and related services	6.9%	8.0%
Recruitment services	58.9%	60.3%
Contracted software development	32.9%	29.6%
Consumer advertising and marketing solutions	1.3%	2.1%

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

	Nine Months Ended September 30,
	2023	2022
Cost of revenues:
PDN Network	31.0%	37.2%
NAPW Network	5.1%	7.4%
RemoteMore	63.9%	55.4%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$135	$153	$(18)	(11.8)%
Recruitment services	1,243	1,166	77	6.6%
Contracted software development	605	757	(152)	(20.1)%
Consumer advertising and marketing solutions	25	39	(14)	(33.3)%
Total revenues	$2,008	$2,115	$(107)	(5.0)%

Total revenues for the three months ended September 30, 2023, decreased approximately $107,000, or 5.0 percent, to approximately $2,008,000 from approximately $2,115,000 during the same period in the prior year. The decrease was predominantly attributable to a reduction in contracted software development of approximately $152,000, and an approximate $18,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year. Partially offsetting the decrease was an approximate $77,000 increase in recruitment services. Recruitment services for the quarter included approximately $92,000 of event revenue from the recently acquired Expo Experts for which there was no comparable revenue in the same period of the prior year.

	Nine Months Ended September 30		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$400	$510	$(110)	(21.6)%
Recruitment services	3,422	3,840	(418)	(10.9)%
Contracted software development	1,907	1,882	25	1.3%
Consumer advertising and marketing solutions	76	131	(55)	(42.0)%
Total revenues	$5,805	$6,363	$(558)	(8.8)%

Total revenues for the nine months ended September 30, 2023, decreased approximately $558,000, or 8.8 percent, to approximately $5,805,000 from approximately $6,363,000 during the same period in the prior year. The decrease was predominantly attributable to a reduction in comparable recruitment services revenues of approximately $658,000 and an approximate $110,000 decrease in membership fees and related services revenues, as compared to the same period in the prior year. Partially offsetting the decrease were increases of approximately $25,000 of contracted software development related to RemoteMore, as compared to the same period in the prior year, and approximately $240,000 of event revenue from the recently acquired Expo Experts for which there was no comparable revenue in the same period of the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,268	$1,206	$62	5.1%
NAPW Network	135	152	(17)	(11.2)%
RemoteMore	605	757	(152)	(20.1)%
Total revenues	$2,008	$2,115	$(107)	(5.0)%

During the three months ended September 30, 2023, our PDN Network generated approximately $1,176,000 in comparable revenues compared to approximately $1,206,000 in revenues during the three months ended September 30, 2022, a decrease of approximately $30,000 or 2.4 percent. Offsetting the decrease was an increase in event revenues of $92,000 related to Expo Experts operations for which there was no comparable activity in the same period of the prior year. The decrease in revenues was primarily driven by the continued softening in client hiring due to the macroeconomic environment change stemming from the latter half of 2022 and continuing in the third quarter of 2023.

During the three months ended September 30, 2023, NAPW Network revenues were approximately $135,000, compared to revenues of approximately $152,000 during the same period in the prior year, a decrease of approximately $17,000 or 11.2 percent. We believe that the membership services that we provide to our customers continue to represent a discretionary spending item and the services that we provide were postponed or halted by the consumer as a result of the financial and economic impact of the current economy, and prior to that the effect of COVID-19, as many in-person events were cancelled. In-person local chapter events have begun to resume in the third quarter of fiscal 2023.

During the three months ended September 30, 2023, RemoteMore revenue was approximately $605,000, compared to revenues of approximately $757,000 during the same period in the prior year, a decrease of approximately $152,000, or 20.1 percent.

	Nine Months Ended September 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$3,498	$3,971	$(473)	(11.9)%
NAPW Network	400	510	(110)	(21.6)%
RemoteMore	1,907	1,882	25	1.3%
Total revenues	$5,805	$6,363	$(558)	(8.8)%

During the nine months ended September 30, 2023, our PDN Network generated approximately $3,258,000 in comparable revenues compared to approximately $3,971,000 in revenues during the nine months ended September 30, 2022, a decrease of approximately $713,000 or 18.0 percent. The decrease in revenues was primarily driven by the continuing softening in client hiring due to the macroeconomic environment change stemming from the latter half of 2022 and continued in the third quarter of 2023. Offsetting the decrease was an increase in event revenues of $240,000 related to Expo Experts’ operations for which there was no comparable activity in the same period of the prior year.

During the nine months ended September 30, 2023, NAPW Network revenues were approximately $400,000, compared to revenues of approximately $510,000 during the same period in the prior year, a decrease of approximately $110,000 or 21.6 percent. We believe that the membership services that we provide to our customers continue to represent a discretionary spending item and the services that we provide were postponed or halted by the consumer as a result of the financial and economic impact of the current economy, and prior to that the effect of COVID-19, as many in-person events were cancelled. In-person local chapter events have begun to resume in the third quarter of fiscal 2023.

During the nine months ended September 30, 2023, RemoteMore revenue was approximately $1,907,000, compared to revenues of approximately $1,882,000 during the same period in the prior year, an increase of approximately $25,000, or 1.3 percent.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$923	$1,229	$(306)	(24.9)%
Sales and marketing	912	760	152	20.0%
General and administrative	1,353	1,003	350	34.9%
Depreciation and amortization	149	233	(84)	(36.1)%
Total pre-tax cost and expenses:	$3,337	$3,225	$112	3.5%

	Nine Months Ended September 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$2,763	$3,023	$(260)	(8.6)%
Sales and marketing	2,850	2,179	671	30.8%
General and administrative	3,650	2,469	1,181	47.8%
Depreciation and amortization	429	746	(317)	(42.5)%
Total cost and expenses:	$9,692	$8,417	$1,275	15.1%

Cost of revenues: Cost of revenues during the three months ended September 30, 2023 was approximately $923,000, a decrease of approximately $306,000, or 24.9 percent, from approximately $1,229,000 during the same period of the prior year. The decrease was predominantly due to approximately $143,000 of contracted software development costs related to RemoteMore, approximately $128,000 of reduced third-party computer services, and approximately $66,000 of other costs of revenues. Partially offsetting the decrease were approximately $31,000 in reduced salaries and related benefits, as compared to the same period of the prior year.

Cost of revenues during the nine months ended September 30, 2023 was approximately $2,763,000, a decrease of approximately $260,000, or 8.6 percent, from approximately $3,023,000 during the same period of the prior year. The decrease was predominantly attributed to a reduction in third-party computer services of approximately $377,000 which were recorded sales and marketing in the current period as compared to the same period in the prior year. Partially offsetting the decrease was an increase of approximately $63,000 of contracted software development costs related to RemoteMore, and approximately $55,000 of other costs of revenue, as compared to the same period of the prior year.

Sales and marketing expense: Sales and marketing expense during the three months ended September 30, 2023 was approximately $912,000, an increase of approximately $152,000, or 20.0 percent, from $760,000 during the same period in the prior year. The increase was predominantly attributed to approximately $71,000 of payroll related costs due to the onboarding of Expo Experts in fiscal 2023,for which there were no comparable charges in the same period of the prior year, and $70,000 of payroll related costs due to the aforementioned creation of our new marketing department, and approximately $77,000 of third-party computer services, some of which were recorded in cost of revenues in the same period of the prior year, Partially offsetting the increase were approximately $66,000 of other marketing costs due to restructuring of unfavorable contracts and other sales and marketing charges.

Sales and marketing expense during the nine months ended September 30, 2023 was approximately $2,850,000, an increase of approximately $671,000, or 30.8 percent, from $ 2,179,000 during the same period in the prior year. The increase was predominantly attributed to approximately $241,000 of third-party computer services, some of which were recorded in cost of revenues in the same period of the prior year, and approximately $79,000 of other costs related to sales and marketing. Also contributing to the increase were approximately $222,000 of payroll related costs due to the onboarding of Expo Experts in fiscal 2023, and approximately $130,000 payroll related costs due to the aforementioned creation of our new marketing department, for which there were no comparable charges in the same period of the prior year.

General and administrative expense: General and administrative expenses increased by approximately $350,000, or 34.9 percent, to approximately $1,353,000 during the three months ended September 30, 2023, as compared to approximately $1,003,000 the same period in the prior year. The increase was predominantly due approximately $164,000 of discretionary share based compensation, $122,000 of salaries and related benefit charges, inclusive of $70,000 relates to employee annual bonuses, $53,000 of legal expenses, and $44,000 of third-party computer services. Partially offsetting the increase was a reduction in other purchased services of approximately $35,000, as compared to the same period in the prior year.

General and administrative expenses increased by approximately $1,181,000, or 47.8 percent, to approximately $3,650,000 during the nine months ended September 30, 2023, as compared to approximately $2,469,000 the same period in the prior year. The increase was predominantly due to the settlement of litigation resulting in a one-time, non-cash gain of approximately $908,000 in the prior year for which there was no comparable transaction in the current year. Also contributing to the increase, as compared to the same period in the prior year, were approximately $240,000 of salaries and related benefit charges, $137,000 of financing expenses and approximately $125,000 of legal expenses primarily related to the aforementioned equity transaction, and $122,000 of third-party computer services that were recorded in cost of revenues in the same period of the prior year. Offsetting the increase were decreases in discretionary share-based compensation of approximately $177,000 and other purchased services of approximately $49,000, as compared to the same period in the prior year.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended September 30, 2023 was approximately $149,000, a decrease of approximately $84,000, compared to approximately $233,000 during the same period in the prior year. The decrease was primarily attributable to approximately $205,000 of amortization expense related to RemoteMore’s intangible assets and assets and other intangible assets reaching the end of their useful lives, partially offset by amortization expense of approximately $109,000 related to Expo Experts’ intangible assets for which there were no comparable charges in the same period of the prior year.

Depreciation and amortization expense during the nine months ended September 30, 2023 was approximately $429,000, a decrease of approximately $317,000, compared to approximately $746,000 during the same period in the prior year. The decrease was primarily attributable to approximately $666,000 of amortization expense related to RemoteMore’s intangible assets and assets and intangible assets reaching the end of their useful lives, partially offset by amortization expense of approximately $322,000 related to Expo Experts’ intangible assets for which there were no comparable charges in the same period of the prior year.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)

PDN Network	$1,716	1,282	434	33.7%
NAPW Network	162	414	(252)	(60.9)%
RemoteMore	657	1,024	(367)	(35.9)%
Corporate Overhead	802	505	297	58.8%
Total costs and expenses:	$3,337	$3,225	$112	3.5%

	Nine Months Ended September 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$4,754	3,599	1,155	32.0%
NAPW Network	807	253	554	219.0%
RemoteMore	2,144	2,802	(658)	(23.5)%
Corporate Overhead	1,987	1,763	224	12.7%
Total costs and expenses:	$9,692	$8,417	$1,275	15.1%

For the three months ended September 30, 2023, costs and expenses related to our PDN Network segment increased by approximately $434,000, or 33.7 percent, as compared to the same period in the prior year. The increase is primarily as a result of increases of approximately $266,000 related to Expo Experts for which there were no comparable expenses in the same period of the prior year. Also contributing to the period increase as compared to the same period of the prior were approximately $207,000 of salary and benefits related costs, predominantly from the aforementioned creation of our marketing department and inclusive of approximately $96,000 of discretionary bonus charges, which were recorded in the second quarter in the prior year. Partially offsetting the increase were approximately $55,000 in marketing expenses, as compared to the same period in the prior year.

For the nine months ended September 30, 2023, costs and expenses related to our PDN Network segment increased by approximately $1,155,000, or 32.0 percent, as compared to the same period in the prior year. The increase is primarily as a result of increases of approximately $803,000 related to Expo Experts for which there were no comparable expenses in the same period of the prior year. Also, primarily contributing to the period increase as compared to the same period of the prior were approximately $304,000 of salary and benefits related costs, predominantly from the aforementioned creation of our marketing department, and $64,000 related to a reduction in bad debt charges in the period of the prior year, for which there were no comparable charges in the current period.

For the three months ended September 30, 2023, costs and expenses related to the NAPW Network decreased by approximately $252,000, or 60.9 percent. The decrease is predominantly due to a reduction in payroll related costs of approximately $72,000 as a result of the aforementioned restructuring of the NAPW business unit, $45,000 related to legal fees, and $128,000 of other sales, marketing and general expenses.

For the nine months ended September 30, 2023, costs and expenses related to the NAPW Network increased by approximately $554,000, or 219.0 percent. The increase is predominantly due to settlement of litigation resulting in a one-time, non-cash gain of approximately $908,000 in the prior year for which there was no comparable transaction in the current period. Partially offsetting the increase was a decrease in payroll related costs of approximately $93,000 as a result of the aforementioned restructuring of the NAPW business unit, $55,000 related to legal fees, and $176,000 of other sales, marketing and general expenses.

For the three months ended September 30, 2023, cost and expenses related to RemoteMore decreased by approximately $367,000, a decrease of approximately 35.9 percent, as compared to the same period in the prior year, predominantly consisting of decreases in amortization expenses of approximately $205,000, contractor costs of approximately $143,000, and other purchased services of approximately $18,000.

For the nine months ended September 30, 2023, cost and expenses related to RemoteMore decreased by approximately $658,000, a decrease of approximately 23.5 percent, as compared to the same period in the prior year, predominantly consisting of decreases in amortization expenses of approximately $666,000, and legal expenses of approximately $59,000. Partially offsetting the decrease was an increase in contractor costs of approximately $63,000, as compared to the same period of the prior year.

For the three months ended September 30, 2023, costs and expenses related to Corporate Overhead increased by approximately $297,000, or 58.8 percent, as compared to the same period in the prior year. The increase is predominantly a result of share-based compensation costs of approximately $165,000, $109,000 of legal expenses, substantially as a result of the aforementioned equity transaction, and payroll related costs of approximately $107,000. Partially offsetting the increase was a reduction in other charges of approximately $85,000, as compared to the same period in the prior year.

For the nine months ended September 30, 2023, costs and expenses related to Corporate Overhead increased by approximately $224,000, or 12.7 percent, as compared to the same period in the prior year. The increase is primarily a result of approximately $218,000 in payroll related costs, $133,000 of financing costs and $238,000 of legal expenses, substantially as a result of the aforementioned equity transaction, as compared to the same period in the prior year. Partially offsetting the increase were decreases in share-based compensation costs of approximately $177,000, accounting costs of approximately $45,000, and other costs of approximately $143,000.

Income Tax Benefit

	Three Months Ended September 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(7)	$(26)	$19	73.1%

	Nine Months Ended September 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$(17)	$(36)	$19	52.8%

During the three months ended September 30, 2023 and 2022, we recorded income tax benefits of approximately $7,000 and $26,000. The decrease in income tax benefit during the current period was primarily due to changes in discrete tax items and in the Company’s net operating losses.

During the nine months ended September 30, 2023 and 2022, we recorded income tax benefits of approximately $17,000 and $36,000. The decrease in income tax benefit during the current period was primarily due to changes in discrete tax items and in the Company’s net operating losses.

Net loss from Continuing Operations, Net of Tax

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(441)	(75)	(366)	(257.4)%
NAPW Network	(26)	(251)	224	89.4%
RemoteMore	(53)	(277)	224	80.8%
Corporate Overhead	(800)	(492)	(308)	(62.6)%
Consolidated net loss from continuing operations, net of tax	$(1,320)	$(1,095)	$(226)	(20.6)%

	Nine Months Ended September 30,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(1,245)	361	(1,607)	(289.6)%
NAPW Network	(404)	262	(666)	(254.0)%
RemoteMore	(236)	(945)	709	75.0%
Corporate Overhead	(1,976)	(1,716)	(260)	(15.1)%
Consolidated net loss from continuing operations, net of tax	$(3,861)	$(2,038)	$(1,824)	(89.5)%

Consolidated Net Loss from Continuing Operations, Net of Tax. As the result of the factors discussed above, during the three months ended September 30, 2023, we incurred a net loss from continuing operations of approximately $1,320,000, an increase in the net loss of approximately $226,000, compared to a net loss of approximately $1,095,000 during the three months ended September 30, 2022. During the nine months ended September 30, 2023, we incurred a net loss of approximately $3,861,000 from continuing operations, an increase in the net loss of approximately $1,824,000, compared to a net loss of approximately $2,038,000 during the same period in the prior year.

Discontinued Operations

In March 2020, our Board decided to suspend all China operations generated by the former CEO, Michael Wang. The results of operations for China operations are presented in the statements of operations and comprehensive loss as loss from discontinued operations.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, which are included in the statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenues	$-	$-	$-	$-

General and administrative expenses	(11)	(13)	(28)	(42)
Loss from discontinued operations before income tax	(11)	(13)	(28)	(42)
Income tax expense (benefit)	-	-	-	-
Net loss from discontinued operations	$(11)	$(13)	$(28)	$(42)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$615	$1,237
Working deficiency from continuing operations	$(1,264)	$(187)

Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock, if any. As of September 30, 2023, we had cash and cash equivalents of $615,000 compared to cash and cash equivalents of $1,237,000 at December 31, 2022. We had an accumulated deficit of $102,180,178 at September 30, 2023.

In March 2023, we entered into a stock purchase agreement with Ms. Yiran Gu, a former investor of the Company and a citizen of the People’s Republic of China, in connection with the purchase by Ms. Gu of 333,181 shares of our common stock at a price of approximately $2.10 per share for aggregate gross proceeds of $700,000.

In June 2023, we entered into a stock purchase agreement with Tumim Stone Capital LLC (“Investor”). Under the terms and subject to the conditions of the stock purchase agreement, we have the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $12,775,000  worth of newly issued shares (the “Purchase Shares”) of our common stock, subject to certain limitations and the satisfaction (or, where permissible, the waiver) of the conditions set forth in the stock purchase agreement. Pursuant to the stock purchase agreement, we issued and sold 469,925 Purchase Shares to the Investor, at a price of $4.256 per share (representing the average official closing price of the common stock on The Nasdaq Capital Market for the five consecutive trading days ending on the trading day immediately prior to the date of the stock purchase agreement), for aggregate gross proceeds to the Company of $2,000,000, in an initial purchase (the “Initial Purchase”). Pursuant to the terms of the stock purchase agreement, as consideration for the Investor’s commitment to purchase shares of common stock at our direction from time to time, subject to the conditions and limitations set forth in the stock purchase agreement, upon execution of the stock purchase agreement on September 30, 2023, we also issued to the Investor 176,222 shares of common stock (the “Commitment Shares”), valued at $4.256 per share (the same per share value as each Initial Purchase Share sold to the Investor in the Initial Purchase), or a total aggregate value equal to $750,000 for the Commitment Shares.

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

While we believe that our cash and cash equivalents at September 30, 2023 and cash flow from operations may be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2023, beyond that time frame our available funds and cash flow from operations may not be sufficient to meet our working capital requirements without the need to increase revenues, or raise capital by the issuance of common stock, including through the aforementioned line of equity. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Nine Months Ended September 30,
	2023	2022
Cash provided by (used in) continued operations	(in thousands)
Operating activities	$(2,415)	$(1,394)
Investing activities	(879)	(31)
Financing activities	2,700	(515)
Effect of exchange rate fluctuations on cash and cash equivalents	-	6
Cash provided by (used in) discontinued operations	(28)	(6)
Net increase (decrease) in cash and cash equivalents	$(622)	$(1,940)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of September 30, 2023 and December 31, 2022, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2023, was approximately $2,415,000. We had a net loss from continuing operations of approximately $3,861,000 during the nine months ended September 30, 2023, which included stock-based compensation expense of approximately $262,000, depreciation and amortization expense of approximately $429,000, allowance for credit losses of approximately $2,000, and noncash lease expense of $69,000, which was partially offset by deferred tax benefit of approximately $21,000. Changes in operating assets and liabilities provided approximately $705,000 of cash during the three months ended September 30, 2023, consisting primarily of decreases in accounts receivable, prepaid expenses, accrued expenses, deferred revenues and lease liability, partially offset by increases in accounts payable.

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

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023, was approximately $879,000, which consisted of $400,000 related to the acquisition of Expo Experts, $352,000 related to additional investment in RemoteMore, and $127,000 related to investments in developed technology and computer equipment purchases.

Net cash used in investing activities during the nine months ended September 30, 2022, was approximately $31,000, which consisted of investments in developed technology and computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided in financing activities during the nine months ended September 30, 2023 was approximately $2,700,000 representing the proceeds from the sale of restricted stock.

Net cash used in financing activities during the nine months ended September 30, 2022 was approximately $515,000 which consisted of the reacquisition of previously issued common stock as a result of the stock buyback plan.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Loss from Continuing Operations	$(1,320)	$(1,095)
Stock-based compensation	199	-
Litigation settlement reserve	-	34
Loss attributable to noncontrolling interest	14	149
Depreciation and amortization	149	233
Other (expense) income, net	(2)	(1)
Income tax expense (benefit)	(7)	(25)
Adjusted EBITDA	$(967)	$(705)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Loss from Continuing Operations	$(3,861)	$(2,038)
Stock-based compensation	262	440
Litigation settlement reserve	-	(909)
Loss attributable to noncontrolling interest	92	508
Depreciation and amortization	429	746
Other (expense) income, net	(9)	(5)
Income tax expense (benefit)	(17)	(36)
Adjusted EBITDA	$(3,104)	$(1,294)

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the nine months ended September 30, 2023 and 2022, we recorded approximately 8.6% and 11.5% of our recruitment services revenue from this alliance sales relationship.

Recent Accounting Pronouncements

See Note 3 to our financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2023, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on September 30, 2023.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of fiscal 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Employment Agreement, dated July 18, 2023, between Professional Diversity Network, Inc., and Xin (Adam) He (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2023).

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: November 14, 2023	By:	/s/ Larry Aichler
	Name:	Larry Aichler
	Title:	Chief Financial Officer

