Form 10-K
period 2023-12-31
Professional Diversity Network, Inc.
filed 2024-03-29
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $34,698,000 (based on the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 11,452,008 shares outstanding of the Registrant’s common stock as of March 29, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

true

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K

FOR THE YEAR ENDED December 31, 2023

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

Environmental, Social and Governance

As a global developer and operator of online and in-person networks that provides access to networking, training, educational and employment opportunities for diverse individuals, Professional Diversity Network, Inc. is striving to be at the forefront of fostering supportive and inclusive cultures. We are committed to creating permanent, systemic changes that address social inequalities in our communities by providing avenues for employers and under-represented people to engage.

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

Inclusion and Diversity

We believe in maintaining a supportive and inclusive culture that values everyone’s talents, life experiences and backgrounds.

●	We are proud of the strength and diversity within our Board of Directors, comprised of 20% female directors and 60% of directors who are non-white as of December 31, 2023;
●	One-third of our Audit Committee members are female; and
●	Our Senior Management team is comprised of 25% female members and 25% non-white males.

The following table depicts a breakdown of ethnicity of our full-time and part-time employees as of December 31, 2023:
Ethnicity	Female	Male	Total
Asian (not Hispanic or Latino)	3	1	4
Black or African American (not Hispanic or Latino)	2	1	3
Hispanic or Latino	5	3	8
White (not Hispanic or Latino)	19	14	33
Total	29	19	48

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

We remain interested in pursuing acquisition and/or development opportunities that would increase returns of capital to our shareholders, such as our recent purchase of Expo Experts LLC and the purchase of an additional equity stake in RemoteMore USA, Inc. The timing, size, success and associated potential future capital commitments related to such opportunities are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. There can be no assurance that adequate debt and equity financing will be available on satisfactory terms.

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

●

Growing Ethnic Diversity of the U.S. Population and Labor Force. Diversity recruitment is increasingly becoming a common, if not standard, business practice by major employers. Multicultural groups are the fastest growing segment of the U.S. population. Hispanics, African-Americans, Asian-Americans, and all other multicultural groups were estimated by the U.S. Census Bureau to make up 41.1% of the U.S. population in 2023. According to the U.S. Census Bureau, 2020 National Projections, the multicultural population is expected to increase 89% between 2016 and 2060. In sheer numbers, Hispanic-Americans are expected to experience the most growth among diversity groups, growing from 18% of the total population in 2014 to 28% by 2060. African-American population is expected to increase from 13% in 2014 to 15% in 2060, and Asian-American population from 6% in 2014 to 9% in 2060. According to the Current Population Survey conducted by the Bureau of Census for the Bureau of Labor Statistics, of the 2023 annual average of approximately 161 million employees nationwide (an increase from approximately 158 million in prior year), ages 16 and older, approximately 47% were women (approximately the same as prior year) and approximately 39% (an increase of approximately 1% from prior year) were Hispanic, African American or Asian American.

●

Demographic Trend Toward Women’s Career Advancement. According to the U.S. Bureau of Labor Statistics, the number of women in the labor force in 2021 was approximately 75.7 million and is expected to increase to 77.2 million by 2024. Women accounted for 51.8% of all workers employed in management, professional, and related occupations in 2023, somewhat more than their share of total employment (46.9%). The share of women in specific occupations within this large category varied. For example, 30.6% of chief executives and 39.5% of lawyers were women, all increases from 2022, whereas 87.4% of registered nurses, 78.6% of elementary and middle school teachers, 57.0% of accountants and auditors, and 20.2% of software developers were women.

●

Rising Spending Power of Diverse Population. PDN segments are focused on providing professional enhancement tools to diverse Americans including women. We believe diverse professionals are underserved and represent a very strong opportunity to enhance our shareholders’ value. The Selig Center for Economic Growth, using data provided by the U.S. Census Bureau, the U.S. Bureau of Economic Analysis and other sources, estimates the nation’s total buying power (defined as total income after taxes) reached $13.9 trillion in 2016 and grew to $17.5 trillion by 2020 with minority groups making the fastest gains. For example, between 2010 and 2020, Asian-American buying power grew by 111% to $1.3 trillion; the buying power for those of Hispanic ethnicity grew by 87% to $1.9 trillion, Native American buying power grew by 67% to $140 billion, and African American buying power grew by 61% to $1.6 trillion. The Selig Center estimates the buying power for African American, Asian American and Native American consumers is up from $458 billion in 1990 to $3.2 trillion in 2021.

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

In 2023, our PDN Network, NAPW Network and RemoteMore business units represented approximately 61%, 7%, and  32% of our gross revenues, respectively.

For financial information about our operating segments please see Note 15 of our Consolidated Financial Statements included in this Annual Report.

PDN Network

Recruitment Solutions. The PDN Network consists of several online professional job seeker communities dedicated to serving diverse professionals in the United States and employers seeking to hire diverse talent. We use the word “professional” to describe any person interested in the Company’s websites or career fairs presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. Leveraging the power of our affinity job seeker groups, these professionals harness the Company’s relationships with employers and recruiters to help advance their careers. We operate these recruitment affinity groups within the following sectors: Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, and LGBTQ+. In addition, the Company also manages the job seeker websites and career fairs for prominent diverse membership-based organizations including but not limited to NAACP, National Urban League, and Kappa Alpha Psi. Employers and recruiters benefit from the Company’s relationship with these organizations and allows them to access a large pool of diverse jobs seekers in a centralized manner.

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

We offer employers of all sizes seeking to diversify their employment ranks, and to third-party recruiters (i) real-time solutions that deliver diverse talent, (ii) advertising and promotion of their job opportunities to our networks of diverse professionals and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity OFCCP, including those of state and local governments. Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values. We use sophisticated technology to deliver recruitment advertising using internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites. As of December 31, 2023, we had approximately 300 enterprise companies and 1450 total customers utilizing our products and services.

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

In January 2023, through a newly formed wholly-owned subsidiary, we purchased the assets and operations of Expo Experts LLC ("Expo Experts"), an Ohio limited liability company. Expo Experts specializes in producing premier face-to-face and virtual recruiting events for Engineering, Technology and Security Clearance positions. We believe that this acquisition complements our current career fair business.

PDNRecruits. We use matching and targeting technology to match members with our clients' open jobs on a renewing month-to-month license basis, designed to provide the Company with increasing residual income as we add new clients and sell additional licenses. The PDNRecruits product is a significant step towards increasing online sales in a scalable and residual manner.

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

We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at local chapters across the United States. In March 2020, due to the COVID-19 pandemic, all events shifted to a virtual format hosted on third-party electronic platforms, such as Zoom. In October 2021, NAPW launched a Global virtual chapter to expand its audience outside of the United States. PDN Network products and services are being deployed to provide enhanced value to the NAPW membership experience, which we believe will be an important component in increasing both the number of new memberships and renewals of existing memberships.

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

Partner Discounts. We also offer NAPW Network members exclusive discounts on third-party products and services.

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

RemoteMore USA

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for software developers and companies. Companies are connected with reliable, cost-efficient, vetted developers, and software developers are empowered to find meaningful jobs regardless of their location.  As of December 31, 2023, we owned an approximate 73% interest in RemoteMore USA.

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

We sell NAPW/IAW Network membership subscriptions offline through our NAPW/IAW Network sales force, which currently includes two sales professionals, each of whom sells initial membership services. We also support online membership subscriptions through online sales via our website. We developed a secure, work-from-home technology along with a training and supervision platform aimed at reducing the overhead costs, increasing per-representative profitability, and offering our sales professionals flexible working arrangements. All sales representatives are capable of selling upgraded memberships and ancillary products.

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

Our Strengths

We believe the following elements give us a competitive advantage to accomplish our mission:

●

Dedicated Focus on Diverse Professionals. Our focus on providing career opportunities for diverse professionals differentiates us from other online job seeker websites, such as Indeed or ZipRecruiter. We provide a platform that allows employers to recruit and attract from a targeted pool of diverse candidates rather than a pool of general market candidates. It provides employers unique advantages in terms of costs savings and time and allows employers to advance their corporate DEI strategy. Additionally, our strategic partnerships with diversity-based membership organizations such as TechLatino.org, Kappa Alpha Psi, etc., provide our clients enhanced access to specialized talent using the PDN platform.

●

Online and In-Person Diversity Career Fair Services. The Company has a comprehensive and coordinated method of connecting diverse job seekers with companies seeking to hire diverse employees using virtual and brick and mortar career fairs. The fairs allow us to connect with local employers, recruiters, and job seekers in specific cities across the U.S. Our career fair services allow the Company to diversity its offerings and complement its online job board services

●

Platform That Harnesses the Power of Web Socialization. We believe that our membership base will continue to grow and that our platform will be an increasingly powerful tool that enables our members to leverage their connections and shared information for the collective benefit of all of the participants on our platform. We believe that we are the first online professional network to focus on the diversity recruitment sector.

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

●

Relationships with Professional Entities & Organizations. Our team has experience working with multicultural professional organizations. We partner with a number of leading minority professional organizations, including, but not limited to:

○	DisabledPersons.com
○	HireVeterans.com
○	Delta Sigma Theta
○	Iota Phi Theta
○	Kappa Alpha Psi
○	Phi Beta Sigma
○	Black Women TalkTech
○	Job Opportunities for Disabled American Veterans (JOFDAV)
○	PR Girl Manifesto
○	National Association for the Advancement of Colored People (NAACP)
○	The National Urban League
○	Disability Solutions
○	TechLatino
○	LeanIN Latinas
○	ERG Alliance
○	Gamma Phi Omega
○	Lambda Sigma Upsilon
○	Sigma Gamma Rho
○	The Authentic Asian
○	Alpha Phi Alpha

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

Intellectual Property

To protect our intellectual property rights, we rely on a combination of federal, state and common law rights, as well as contractual restrictions. We rely on trade secrets, copyright and trademark rights to protect our intellectual property. We pursue the registration of our domain names and trademarks in the United States. Our registered trademarks in the United States include the “iHispano” mark with stylized logo, the “Black Career Network” mark with stylized logo, the “Professional Diversity Network” mark with our tagline “the power of millions for the benefit of one,” the name “National Association of Professional Women” and “NAPW,” and the name “International Association of Women” and “IAW”, as well as others. We also own the copyrights to certain articles in NAPW publications. We strive to exert control over access to our intellectual property and customized technology by entering into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with third parties in the ordinary course of our business.

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

Our direct marketing operations with respect to the NAPW Network are subject to various federal and state “do not call” list requirements. The Federal Trade Commission has created a national “do not call” registry. Under these federal regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, we are prohibited from calling anyone on that registry. Telemarketers are required to pay a fee to access the registry and are required to compare their call lists against the nation's “do not call” registry at least once every 31 days. The rule provides for fines of up to $16,000 per violation and other possible penalties. These rules may be construed to limit our ability to market our products and services to new customers. Further, we may incur penalties if we do not conduct our telemarketing activities in compliance with these rules.

Seasonality

Our quarterly operating results are affected by the seasonality of employers’ businesses and hiring practices.

Employees

As of December 31, 2023, we had a total of 48 employees; 45 were full-time employees in various United States locations. We also regularly engage independent contractors to perform various services. As of December 31, 2023, we engaged 3 independent contractors. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

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

We recorded a net loss from continuing operations of approximately $4.5 million for the year ended December 31, 2023, and $3.1 million for the year ended December 31, 2022. Our revenues decreased from $8.3 million during 2022 to $7.7 million during 2023, and our costs and expenses increased from $11.4 million during 2022, to $12.2 million during 2023. In addition, we used approximately 3.0 million in cash flow from continuing operations during the year ended December 31, 2023. Our independent registered public accounting firm has included in its audit report for the year ended December 31, 2023, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will need to continue to increase revenues, reduce our corporate operating expenses, raise capital through the issuance of common stock, issue capital in relation to our line of equity, or enter into a strategic merger or acquisition, to achieve profitability and positive cash flow from operations. Despite our efforts, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

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

Maintaining, protecting and enhancing all of our brands is critical to expanding the base of members for the PDN Network and NAPW Network and increasing their engagement with the product and services offerings of the Company, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality offerings, which we may not do successfully in the future. We have devoted significant resources in developing our brands, particularly NAPW. That brand is predicated on the idea that professional women will trust it and find value in building and maintaining their professional identities and reputations on the NAPW Network platform. Despite our efforts to protect our brands and prevent their misuse, if others misuse any of our brands or pass themselves off as being endorsed or affiliated with the PDN Network or the NAPW Network, it could harm our reputation and our business could suffer. If members of any of our networks or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for the PDN Network or the NAPW Network, or if they choose to blend their professional and social networking activities, our brands and the business of the Company could be harmed. Members of any of our networks could find that new product or service offerings that are introduced are difficult to use or may feel that they degrade their experience with our organization, which could harm the reputation of the networks and the Company for delivering high-quality offerings. Our brands are also important in attracting and maintaining high performing employees. If we do not successfully maintain strong and trusted brands for our networks, our business can be materially and adversely affected.

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

Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or complete acquisitions in a timely manner, on a cost-effective basis or at all. Even if we complete an acquisition, we may not realize the anticipated benefits of such an acquisition. Actual cost savings and synergies which may be achieved from an acquired entity may be lower than expected and may take a longer time to achieve than we anticipate. Our acquisitions have previously required, and any similar future transactions may also require, significant efforts and expenditure, in particular with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with acquisition activities and integration efforts, which include:

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

As part of our strategy to market our products and services directly to employers and third-party recruiters, we rely on our direct sales force for recruitment revenue and recruitment advertising revenue. We currently employ professionals in sales, sales support and marketing who are trained in selling our products and services. We continuously attempt to optimize the direct sales team and refine the manner in which our products and services are sold. While the Company made progress in growing its direct sales, we have not matured the sales force to the point of predictability, nor have we sold enough services to achieve profitability. There is no assurance that our direct sales strategy will yield sufficient recruitment revenue and recruitment advertising revenue in the future.

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

If any of our websites are unavailable when users attempt to access them or they do not load as quickly as users expect, users may seek other websites to obtain the information or services for which they are looking and may not return to our websites as often in the future, or at all. This would negatively impact on our ability to attract members and other users and increase engagement on our websites. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, operating results and financial condition may be materially and adversely affected.

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

We depend in part on various Internet search engines, such as Google, Bing and Yahoo!, to direct a significant amount of traffic to our websites. Our ability to maintain the number of visitors directed to our websites is not entirely within our control. Our competitors’ search engine optimization (“SEO”) efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies in an attempt to improve their search results, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our new user growth or in ways that make it harder for our members to use our websites, or if our competitors’ SEO efforts are more successful than ours, overall growth in our member base could slow, member engagement could decrease, and we could lose existing members. These modifications may be prompted by search engine companies entering the online professional networking market or aligning with competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of users directed to our websites would materially harm our business and operating results. Our platform includes connectivity across the social graph, including websites such as Facebook, LinkedIn and X (formerly Twitter). If for any reason these websites discontinue or alter their current open platform policy, it could have a negative impact on our user experience and our ability to compete in the same manner we do today.

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

Our business is dependent on the continuity of certain social trends, such as the increasing socialization of the Internet, the demographic trend towards women’s career advancement, the growing ethnic diversity of the United States population and labor force, a regulatory environment that promotes diversity in the workplace, the growing ethnic population’s spending power and the acceptance and growth of online recruitment and advertising. Some or all of these trends may change over time. For example, increased privacy concerns may jeopardize the growth of online social and professional network websites. Furthermore, it is possible that people may not want to identify in online social or professional networks with a focus on diversity at all. Or alternatively, people who belong to more than one diversity group (such as Hispanic-American females, among others) may not be drawn to our websites, which singularly focus on one specific diversity group. In addition, a recent Supreme Court case ruled that race-conscious admissions decisions by universities are constitutionally impermissible. While the decision does not apply by its terms outside of higher education, it remains to be seen what impact it may have on private sector hiring practices in businesses and corporations or on DEI programs and initiatives generally. To the extent that the Court’s decision leads corporations or other hiring entities to re-examine or scale back their diversity-related programs and initiatives, the market for some of our services may be adversely affected.

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

We pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. Effective trademarks, trade dress and domain names are expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We are seeking to protect our trademarks and domain names, a process that is expensive and may not be successful.

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

We are currently party to litigation and may be party to additional lawsuits in the normal course of business. Results of the litigation to which we are a party cannot be predicted with certainty and there can be no assurance that this litigation will be resolved in our favor. We are a party to one proceeding in which the court recently granted summary judgment against NAPW on claims of failure to pay overtime wages. These matters are described in more detail under the heading “Legal Proceedings” in this Annual Report and our other periodic filings with the SEC. Litigation in general is often expensive and disruptive to normal business operations. We may face in the future allegations and lawsuits that we have infringed the intellectual property and other rights of third parties, including patents, privacy, trademarks, copyrights and other rights. Litigation, particularly intellectual property and class action matters may be protracted and expensive, and the results are difficult to predict. Adverse outcomes may result in significant settlement costs or judgments, including monetary damages, require us to modify our products and features while we develop non-infringing substitutes or require us to stop offering certain features.

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

The impact of the COVID-19 pandemic has had, and is expected to continue to have, may  have an adverse effect on our business and our financial results.

The COVID-19 pandemic has negatively impacted the global economy disrupting consumer spending, workforce development, and global supply chains and creating significant volatility and disruption of financial markets. The COVID-19 pandemic may continue to have an adverse effect on our business and financial performance. The extent of the impact of the COVID-19 pandemic, including our ability to execute our business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are highly uncertain and cannot be predicted. The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact our ability to raise additional capital, or require additional capital, or require additional reductions in capital expenditures that are otherwise needed to implement our strategies.

Risks Related to Our Common Stock

Our significant stockholder and our directors and executive officers have substantial control over the Company and could limit your ability to influence the outcome of key transactions, including changes of control.

Cosmic Forward Limited (“CFL”) beneficially owned approximately 23.5% of our common stock as of December 31, 2023. As a result of its ownership CFL is able to influence significantly all matters requiring approval by our stockholders, including the election of directors. In addition, our directors and executive officers and their affiliated entities, in the aggregate, beneficially own approximately 3.3% of our outstanding common stock as of December 31, 2023. Stockholders other than these principal stockholders may, therefore, have relatively little influence on decisions regarding such matters. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be averse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may affect the market price of our common stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and, therefore, will adversely affect liquidity in the trading of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile. Our closing stock price has ranged from $1.22 to $7.64 during the fiscal year of 2023. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The market price of our common stock could decline as a result of (i) substantial sales of our common stock, particularly sales by CFL and/or our directors, executive officers, employees, or other significant stockholders, (ii) a large number of shares of our common stock becoming available for sale, or (iii) the perception in the market that holders of a large number of shares intend to sell their shares. CFL has the right to require the Company to register public resale under a registration statement filed with the SEC. The eventual resale of some or all of such shares, or the perception that such sale or sales could be imminent, could result in a material decline in the market value of our common stock. In addition, sales of securities under our “shelf” registration statement, which allows for the issuance of shares of our common stock, preferred stock, rights, warrants, and units from time to time up to an aggregate amount of $45,000,000, may cause the market price of our stock to decline.

In June 2023, we entered into a stock purchase agreement with Tumim Stone Capital LLC (“Tumim Stone”), under which we have the right, but not the obligation, to sell to Tumim Stone, and Tumim Stone is obligated to purchase, up to $12,775,000  worth of newly issued shares of our common stock, subject to certain limitations and conditions and the satisfaction (or, where permissible, the waiver) of the conditions set forth in the stock purchase agreement. See the discussion in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources”, for more information about our committed equity line program with Tumim Stone and shares we have sold to date. The purchase price of shares that we sell to Tumim Stone under this agreement (other than the initial sale under that agreement) is 97% of the lowest daily average of the daily volume weighted average prices of our common stock for the three-day period prior to our election to sell shares. To the extent we utilize this equity line in the future by selling additional shares of common stock, the market price of our common stock may be adversely affected.

The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. Following amendments approved by the Company’s stockholders in June 2017, November 2018 and June 2021, the Company was authorized to issue 750,000 shares under the amended 2013 Plan.

In April 2023, the Board of Directors adopted a new equity incentive plan, the Professional Diversity Network, Inc. 2023 Equity Compensation Plan (the “2023 Equity Compensation Plan”). The 2023 Equity Compensation Plan was approved by our stockholders on June 15, 2023. The 2023 Equity Compensation Plan supersedes and replaces the 2013 Plan, and no new awards will be granted under the 2013 Plan. Any awards outstanding under the 2013 Plan remain subject to and will be paid under the 2013 Plan. The 2023 Equity Compensation Plan reserves 750,000 shares of common stock for issuance of awards to directors, officers, employees and qualifying consultants of the Company and its affiliates.

For more information about our equity compensation plans, please see Note 13 of our Consolidated Financial Statements included in this Annual Report.

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

If we are unable to maintain compliance with Nasdaq continued listing standards, including maintenance of at least $2.5 million of stockholders’ equity and maintenance of a $1.00 minimum bid price, our common stock may be delisted from The Nasdaq Stock Market.

We have in the past received notices from The Nasdaq Stock Market relating to a failure to meet continued listing standards, including the $1.00 minimum bid price and the $2.5 million minimum stockholders’ equity. Most recently, on November 21, 2023, Nasdaq notified us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing as of the end of our fiscal quarter ended September 30, 2023. While we believe we have regained compliance with this requirement as of December 31, 2023,there can be no assurances that we will be able to maintain our Nasdaq listing in the future. In the event we are unable to maintain compliance with Nasdaq continued listing standards and our common stock is delisted from Nasdaq, it could likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s continued listing standards, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s continued listing requirements.

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

Under our stockholders agreement with CFL and each of its shareholders (collectively, the “CFL Shareholders”), we granted to CFL and the CFL Shareholders a participation right with respect to any future issuances of common stock by the Company, such that CFL and the CFL Shareholders may purchase an amount of shares necessary to maintain CFL’s then-current beneficial ownership interest, up to a maximum of 54.64% of our then-outstanding common stock, on a fully-diluted basis, subject to certain exceptions. This participation right could limit our ability to enter into equity financing and to raise funds from third parties.

In connection with the stockholder's agreement with CFL and the CFL Shareholders, we also granted to CFL and the CFL Shareholders unlimited demand, shelf and piggyback registration rights, effective upon the expiration of CFL’s initial lock-up period, to require us to effect a registration under the Securities Act of a resale of the shares of common stock held by CFL. This may create the perception of a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intent to sell their shares, especially if CFL were to exercise its registration rights, thereby potentially further limiting our ability to enter into equity financings and to raise funds from third parties.

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

These short attacks have led to the selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks can be particularly vulnerable to such short attacks.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

Cybersecurity Risk Management and Strategy

We face various cyber risks, including, but not limited to, risks related to unauthorized access, misuse, data theft, computer viruses, system disruptions, ransomware, malicious software and other intrusions. We utilize a multilayered, proactive approach, as part of our overall risk mitigation strategy, to identify, evaluate, mitigate and prevent potential cyber and information security threats through our cybersecurity risk management efforts. Our management team engages certain outside advisors and consultants to assist in the identification, evaluation, and management of cybersecurity risks and controls. To oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we maintain third-party risk management efforts designed to help protect against the misuse of information technology and security breaches. We also maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Our RemoteMore segment relies heavily on remote working with its customers and poses additional risks because contractors typically use their own devices in their work. RemoteMore has a number of policies in place to address these risks, including physical and electronic security measures, mandatory antivirus and antimalware software, multifactor authentication, a “principle of least privilege” policy that limits access only to what is needed for performing the employee’s work tasks, and other measures

We have not, to date, identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of our operations, or financial condition.

Cybersecurity Governance and Oversight

Management is responsible for the cybersecurity risk management program as well as actions to identify, assess, mitigate, and remediate material issues. The Company’s cybersecurity risk management program is supervised by our Chief Technology Officer (CTO), who reports directly to the Company’s Chief Executive Officer. The CTO and his team are responsible for leading cybersecurity strategy, policy, standards, architecture and processes.

The Audit Committee of the Board of Directors is charged with oversight of cybersecurity matters and receives reports from the CTO on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, and the emerging threat landscape. In accordance with our cyber incident response plan, the Audit Committee is promptly informed by management of cybersecurity incidents with the potential to materially adversely affect the Company or its information systems and is regularly updated about incidents with lesser impact potential. At least annually, the Board reviews and discusses the Company’s technology strategy in combination with the Company’s strategic objectives with Executive Management.

In an effort to detect and defend against cyber threats, the Company annually provides its employees with various cybersecurity and data protection training programs. These programs cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educate employees on the importance of reporting all incidents promptly.

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

ITEM 3 - LEGAL PROCEEDINGS

We, and our wholly-owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018, and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The class is defined as “all individuals employed in New York from June 20, 2012, through October 15, 2021 by NAPW and PDN to sell memberships to the women’s networking organization known as the National Association of Professional Women and the International Association of Women,” excluding corporate officers, shareholders, directors and administrative employees. As it stands, the class currently consists of 164 putative class members and 60 opt-in plaintiffs.

The complaint alleges that NAPW (and PDN in its capacity as an alleged joint employer) violated similar provisions of the FLSA and the NYLL by (i) failing to pay overtime wages as required by both the FLSA and the NYLL, (ii) failing to provide accurate wage statements under the NYLL, and (iii) willfully violating both of those statutes. The Court, in an order issued on March 25, 2024, granted summary judgment against NAPW on the claims related to willful failure to pay overtime wages. The Court dismissed, without prejudice, claims based on failure to provide accurate wage statements under the NYLL based on lack of subject matter jurisdiction. The Court found that questions of fact remain as to whether PDN was a joint employer with NAPW. Damages remain unsettled particularly in light of the Court’s dismissal of the Plaintiff’s claims related to failure to provide accurate wage statements. During the first quarter of 2020, we recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. While the Plaintiff seeks damages substantially in excess of this reserve (including unpaid overtime, liquidated damages and penalties), NAPW and PDN continue to adamantly dispute the amount of damages claimed.

From time to time, we are involved in legal matters arising in the ordinary course of business. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are, or could be, involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listing

Our common stock is listed on the NASDAQ Capital Market under the symbol “IPDN”.

Holders

As of March 29, 2024, we had 50 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

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

Not applicable.

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

	Year Ended December 31,
	2023	2022
Revenues:
Membership fees and related services	6.9%	7.7%
Recruitment services	60.3%	58.5%
Contracted software development	31.6%	31.8%
Consumer advertising and marketing solutions	1.2%	2.0%

Membership Fees and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” events which occur in a webcast setting, as well as through in-person networking local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the PDN Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits, as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable, and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of membership. We offer new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time.

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

Cost of Revenue

Cost of revenue primarily consists of costs of producing job fair and other events, revenue-sharing with partner organizations, costs of web hosting and operating our websites for the PDN Network. The cost of hosting member conferences and local chapter meetings are also included in the cost of revenue for NAPW Network. Costs of paying outside developers are included in the cost of revenue for RemoteMore.

	Year Ended December 31,
	2023	2022
Cost of revenues:
PDN Network	31.7%	34.0%
NAPW Network	4.5%	10.5%
RemoteMore	63.8%	55.5%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the years ended December 31, 2023, and 2022:

	Year Ended December 31,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$531	$639	$(108)	(16.8)%
Recruitment services	4,640	4,862	(222)	(4.6)%
Contracted software development	2,437	2,646	(209)	(7.9)%
Consumer advertising and marketing solutions	91	167	(76)	(45.5)%
Total revenues	$7,699	$8,314	$(615)	(7.4)%

Total revenues decreased approximately $615,051, or 7.4% from $8,314,088 for the year ended December 31, 2022 to $7,699,037 for the year ended December 31, 2023. The decrease was predominately attributable to a decrease of approximately $667,000 of organic revenues related to PDN as compared to the same period in the prior year, partially offset by approximately $368,000 of revenues related to Expo Experts for which there were no comparable revenues in the same period of the prior year. Also contributing to the decrease was a decrease in contracted software development related to RemoteMore operations of approximately $208,000, and an approximate $109,000 decrease in membership fees and related services revenues related to NAPW operations, as compared to the same period in the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the years ended December 31, 2023, and 2022:

	Year Ended December 31,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$4,731	$5,029	$(298)	(5.9)%
NAPW Network	531	639	(108)	(16.8)%
RemoteMore	2,437	2,646	(209)	(7.9)%
Total revenues	$7,699	$8,314	$(615)	(7.4)%

During the year ended December 31, 2023, our PDN Network generated approximately $4,731,000 in revenues compared to $5,029,000 in revenues during the year ended December 31, 2022, a decrease of approximately $298,000 or 5.9%. The decrease was primarily due to decreases in PDN operations, specifically decreases in e-commerce revenues of approximately $361,000, revenues related to sales by our third-party partner alliance of approximately $219,000, event and partner sales revenue of approximately $137,000 and other revenues of approximately $102,000, compared to the same period in the prior year. Partially offsetting the decreases was an increase in PDN direct sales revenues of approximately $154,000, compared to the same period in the prior year, and event revenues derived from Expo Experts of approximately $398,000 for which there were no comparable revenues in the same period of the prior year.

During the year ended December 31, 2023, NAPW Network revenues were approximately $531,000, compared to revenues of $639,000 during the year ended December 31, 2022, a decrease of approximately $108,000 or 16.9%. The decrease in revenues was primarily due to an approximate $100,000 decrease in renewal membership and an approximate $31,000 decrease in new membership, as compared to the same period in the prior year. The decrease in fiscal 2023 revenues was the lowest year over year decrease in NAPW since its acquisition. We believe that the reductions in membership services revenues havelargely stabilized. The NAPW Network services provided to our customers is a discretionary spending decision and we continue to research services and price points to increase our future membership revenue to go along with the significant expense reductions that we have made in fiscal 2023.

During the year ended December 31, 2023, RemoteMore revenue was approximately $2,437,000, compared to revenues of approximately $2,646,000 during the same period in the prior year, a decrease of approximately $209,000. We believe that the reduction in revenues had a direct correlation to the war in Ukraine and economic unsettling in Europe and the Middle East resulting in companies not wanting to spend on the expansion of their IT infrastructure.

Costs and Expenses

The following tables set forth our costs and expenses for the years ended December 31, 2023, and 2022:

	Year Ended December 31,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$3,461	$4,260	$(799)	(18.8)%
Sales and marketing	3,701	2,806	895	31.9%
General and administrative	4,452	3,574	878	24.6%
Depreciation and amortization	624	776	(152)	(19.6)%
Total cost and expenses:	$12,238	$11,416	$822	7.2%

Total costs and expenses increased for the year ended December 31, 2023,to approximately $12,238,000 compared to $11,416,000 for the year ended December 31, 2022. The approximate $822,000, or 7.2%, increase in costs and expenses was primarily attributable to the following:

●

The decrease in cost of revenues of approximately $799,000, as compared to the prior year, is predominately a result of decrease in third party computer service costs of approximately $491,000, a decrease of approximately $105,000 related to RemoteMore contractor expenses, which is a result of the aforementioned decrease in RemoteMore revenues, a decrease of approximately $111,000 of member benefits expenses related to NAPW operations, and a decrease of approximately $72,000 of other costs of revenues. Partially offsetting the decrease were approximately $109,000 of costs of revenues related to Expo Experts, for which there were no comparable expenses in the same period of the prior year, and $61,000 one-time contractor expenses relating to PDN operations in fiscal 2023 for which there were no comparable expenses in the same period of the prior year.

●

The increase in sales and marketing expense of approximately $895,000, as compared to the same period in the prior year, is a result of increases in third party computer service costs of approximately $320,000, increases in payroll related costs of approximately $174,000, and increases in other purchased services of approximately $141,000. Also contributing to the increase were approximately $344,000 of costs related to Expo Experts operations, for which there were no comparable expenses in the same period of the prior year. Partially offsetting the increase were decreases in employee commission expenses of approximately $84,000.

●

The increase in general and administrative expenses of approximately $878,000, as compared to the same period in 2022, was predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $908,000 in fiscal 2022, for which there was no comparable transaction in fiscal 2023. Other comparable transactions in fiscal 2023, as compared to the same period in the prior year were increases in third party computer service costs of approximately $165,000, payroll related costs of approximately $145,000, and finance costs primarily related to our equity line of credit of approximately $124,000. Also contributing to the increase were approximately $202,000 of costs related to Expo Experts operations, for which there were no comparable expenses in the same period of the prior year.  Partially offsetting the increases in general and administrative expenses in the current year, as compared to the same period in the prior year, were reductions in share-based compensation of approximately $132,000, mergers and acquisition costs of approximately $83,000, legal expenses of approximately $57,000 and approximately $345,000 in other related costs.

●

The decrease in depreciation and amortization of approximately $152,000, as compared to the same period in the prior year, is predominately due to $666,000 of prior period amortization related to RemoteMore intangible assets, partially offset by amortization of approximately $475,000 related to Expo Experts intangible assets for which there were no comparable charges in the same period of the prior year, and approximately $35,000 of amortization related to PDN capitalized technology.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the years ended December 31, 2023, and 2022:

	Year Ended December 31,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$6,216	$4,614	$1,602	34.7%
NAPW Network	962	835	127	15.2%
RemoteMore	2,719	3,654	(935)	(25.6)%
Corporate Overhead	2,341	2,313	28	1.2%
Total cost and expenses:	$12,238	$11,416	$822	7.2%

Costs and expenses related to our PDN Network increased approximately $1,602,000 or 34.7%, during the year ended December 31, 2023, as compared to the prior year, primarily due to approximately $1,130,000 of costs related to Expo Experts for which there was no comparable costs in the same period of the prior year. Also contributing to the increase were approximately $428,000 of payroll related costs, of which there was approximately $287,000 of sales and marketing expenses as a result of our newly created marketing department in fiscal 2023 for which there was no comparable expense in the prior year, and $14,000 of other accumulated costs.

Costs and expenses related to the NAPW Network increased approximately $127,000, or 15.2%, during the year ended December 31, 2023, as compared to the prior year. The increase was predominately due to settlement of litigation resulting in a one-time, non-cash gain of approximately $908,000 in fiscal 2022 for which there was no comparable transaction in the current period. Partially offsetting the increase were decreases in payroll related costs of approximately $219,000, conference expenses incurred of approximately $165,000 primarily related to an October 2022 Gala event for which there was no comparable event in fiscal 2023, approximately $111,000 of member benefits, approximately $68,000 of legal expenses, and $218,000 of other related charges. The significant decreases in charges are a direct result of the continued efforts to cut costs and create efficiencies in the NAPW Network operating segment.

Cost and expenses related to RemoteMore decreased approximately $935,000, or 25.6%, during the year ended December 31, 2023, as compared to the prior year, predominately consisting of amortization of intangibles of approximately $666,000, contractor costs of approximately $105,000, and other operating costs.

Corporate overhead expenses increased approximately $28,000 or 1.2% during the year December 31, 2023, as compared to the prior year, primarily as a result of an increase of approximately $214,000 of payroll related costs, an approximately $123,000 in financing costs and $102,000 in legal fees predominately related to the equity line of credit entered into in fiscal 2023. Partially offsetting the increase was an approximate $157,000 decrease in share-based compensation costs, and reductions of approximately $83,000 related to mergers and acquisition charges, approximately $45,000 related to accounting expenses, and approximately $101,000 of other charges, as compared to the same period in the prior year.

Income Tax Benefit

	Year Ended December 31,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$(139)	$(13)	$(126)	954.0%

During the years ended December 31, 2023, and 2022, we recorded a benefit for income tax of $139,000 and $13,000. The change in income tax benefit during the current period was primarily due to a reduction in our deferred tax liabilities in the current year.

Discontinued Operations

In March 2020, our Board of Directors decided to suspend all operations in China. In December 2023, Management determined that there will be no further activity related to the operations in China and as a result, eliminated all balance sheet accounts in the consolidated balance sheets for the fiscal year ending December 31, 2023. This included the extinguishment of contract debt as allowed under Chinese business law and the write-off of non-cash assets. The results for operations of China are presented in the consolidated statements of operations and comprehensive loss as loss from discontinued operations.

The following table presents results from discontinued operations for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenues	$-	$-

General and administrative	28	65
Non-operating (expense) income	-	-
Loss from discontinued operations before income tax	(28)	(65)
Income tax expense	-	-
Net loss from discontinued operations	$(28)	$(65)

Net Loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended December 31,		Change	Change
	2023	2022	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(1,430)	$415	$(1,846)	(444.2)%
NAPW Network	(414)	(220)	(195)	88.6%
RemoteMore	(277)	(1,021)	745	(72.9)%
Corporate Overhead	(2,265)	(2,266)	1	(0.0)%
Consolidated net loss from continuing operations	$(4,386)	$(3,092)	$(1,294)	41.8%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the year ended December 31, 2023, we incurred a net loss of approximately $4,386,000 from continuing operations, an increase in net loss of approximately $1,294,000 or 41.8% from a net loss of $3,092,000 for the year ended December 31, 2022.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the years ended December 31, 2023, and 2022, the most directly comparable GAAP measure as reported in the consolidated financial statements:

	Year Ended December 31,
	2023	2022
	(in thousands)
Loss from Continuing Operations	$(4,386)	$(3,092)
Share-based compensation	300	481
Litigation settlement reserve	-	(909)
Loss attributable to noncontrolling interest	103	555
Depreciation and amortization	624	776
Other income (expense)	(13)	4
Income tax benefit	(139)	(13)
Adjusted EBITDA	$(3,511)	$(2,198)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2023, and 2022:

	As of December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$628	$1,237
Working capital (deficit) from continuing operations	$(1,107)	$(187)

As of December 31, 2023, we had cash and cash equivalents of $628,000 compared to cash and cash equivalents of $1,237,000 at December 31, 2022. Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of common stock. As of December 31, 2023, we had a working capital deficit from continuing operations of approximately $1,107,000, compared to a working capital deficit from continuing operations of approximately $187,000 as of December 31, 2022. We had an accumulated deficit of approximately $99,903,000 at December 31, 2023. During the years ended December 31, 2023, and 2022, we generated a net loss from continuing operations, net of tax, of approximately $4,386,000 and $3,092,000 and used cash from continuing operations of approximately $3,009,000 and $2,250,000.

During 2023, we continued our focus on cost cutting initiatives and improving our overall profitability and shareholder value through new sales and marking initiatives and through strategic business collaborations. However, we have continued to generate negative cash flows from operations, and we expect to incur net losses for the short-term foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan of increased sales and market share through the generation of organic growth in revenues from our existing operating segments, raise capital, issue capital in relation to our line of equity, and make strategic acquisitions. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore USA, Inc., and as a component of the $500,000 to be paid within one year, the Company issued 139,860 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore (see Note 4 – Business Combinations).

In September 2022, in connection with the acquisition of a 9% interest in Koala Crypto Limited, the Company issued 863,392 shares of its common stock to the seller in a private placement (the “Consideration Shares”). The Consideration Shares were valued at $1,350,000 (see Note 8 – Long-term Investments).

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

In June 2023, we entered into a stock purchase agreement with Tumim Stone Capital LLC (“Tumim Stone”). Under the terms and subject to the conditions of the stock purchase agreement, we have the right, but not the obligation, to sell to Tumim Stone, and Tumim Stone is obligated to purchase, up to $12,775,000  worth of newly issued shares (the “Purchase Shares”) of our common stock, subject to certain limitations and the satisfaction (or, where permissible, the waiver) of the conditions set forth in the stock purchase agreement. Pursuant to the stock purchase agreement, we issued and sold 469,925 Purchase Shares to Tumim Stone, at a price of $4.256 per share (representing the average official closing price of the common stock on The Nasdaq Capital Market for the five consecutive trading days ending on the trading day immediately prior to the date of the stock purchase agreement), for aggregate gross proceeds to the Company of $2,000,000, in an initial purchase (the “Initial Purchase”). Pursuant to the terms of the stock purchase agreement, as consideration for Tumim Stone’s commitment to purchase shares of common stock at our direction from time to time, subject to the conditions and limitations set forth in the stock purchase agreement, upon execution of the stock purchase agreement on September 30, 2023, we also issued to Tumim Stone 176,222 shares of common stock (the “Commitment Shares”), valued at $4.256 per share (the same per share value as each Initial Purchase Share sold  in the Initial Purchase), or a total aggregate value equal to $750,000 for the Commitment Shares. Thereafter, the purchase price of shares that we sell to Tumim Stone under this agreement (other than initial sale under that agreement) is 97% of the lowest daily average of the daily volume weighted average prices of our common stock for the three day period prior to our election to sell shares.

In December 2023, we issued multiple purchase notices to Tumim Stone under the stock purchase agreement, through which we sold a combined 273,341 shares of our common stock at an average price of $1.70 for an aggregated gross proceeds of approximately $464,300. To date, we have sold 919,488 shares of our common stock to Tumim Stone (excluding the Commitment Shares) for gross proceeds of $2,464,300.

In December 2023, we entered into a stock purchase agreement with CFL, in which we sold 122,670 shares of our common stock at a price per share of $1.63 for gross proceeds of approximately $200,000.

In January 2023, we exercised our option to purchase an additional 20% interest in RemoteMore for $116,667, and in May 2023, the Company acquired an additional 7% interest in RemoteMore for approximately $235,000 furthering our interest in RemoteMore to 72.62%.

In January 2023, through a newly formed wholly-owned subsidiary, we purchased the assets and operations of Expo Experts, LLC, an Ohio limited liability company, for a total consideration of $600,000 funded by the payment of $400,000 in cash and the issuance of restricted shares of PDN common stock valued at $200,000 based on the volume weighted-average price as of twenty (20) days prior to the closing date.

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

While we believe that our cash and cash equivalents of approximately $628,000, at December 31, 2023, and cash flow from operations, may be sufficient to meet our working capital requirements for the fiscal year 2024, our available funds and cash flow from operations may not be sufficient to meet our working capital requirements without the need to increase revenues or raise capital by the issuance of common stock. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.

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

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash (used in) provided by continued operations
Operating activities	$(3,009)	$(2,250)
Investing activities	(947)	(61)
Financing activities	3,364	145
Effect of exchange rate fluctuations on cash and cash equivalents	-	2
Cash (used in) provided by discontinued operations
Operating activities	(17)	(2)
Net (decrease) increase in cash and cash equivalents	$(609)	$(2,166)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the year ended December 31, 2023 was $3,009,000. We had a net loss from continuing operations of $4,386,000 during the year ended December 31, 2023, which included share-based compensation expense of $300,000 and depreciation and amortization expense of $624,000, predominately due to amortization of intangible assets related to the acquisition of Expo Experts, reduction for the allowance for credit losses of approximately $16,000, accretion for the extinguishment of  liabilities related to discontinued operations of approximately $157,000, and noncash lease expense of $91,000. Changes in operating assets and liabilities provided approximately $551,000 of cash during the year ended December 31, 2023, consisting primarily of a $186,000 increase in accounts payable, a $200,000 increase in accounts receivable, a $466,000 increase in prepaid expenses, and a $6,000 increase in deferred revenues, which was partially offset by an approximate $204,000 decrease in accrued liabilities and $104,000 in lease liability.

Net cash used in operating activities from continuing operations during the year ended December 31, 2022 was $2,250,000. We had a net loss from continuing operations of $3,092,000 during the year ended December 31, 2022, which included a gain on settlement of $908,564 in litigation settlement reserves, share-based compensation expense of $481,000 and depreciation and amortization expense of $776,000, predominately due to amortization of intangible assets related to the acquisition of RemoteMore, reduction of our merchant reserve of $381,000, reduction in the allowance for credit losses of approximately $145,000, and noncash lease expense of $91,000. Changes in operating assets and liabilities provided approximately $185,000 of cash during the year ended December 31, 2022, consisting primarily of a $90,000 increase in accounts payable, a $216,000 increase in accounts receivable, a $103,000 increase in prepaid expenses, and a $102,000 increase in accrued liabilities, which was partially offset by a $224,000 decrease in deferred revenues and $101,000 in lease liability.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2023 was approximately $947,000, which consisted primarily of $400,000 related to the acquisition of Expo Experts, approximately $335,000 related to the acquisition of additional interest in RemoteMore, approximately $181,000 in costs associated with internally developed technology and approximately $30,000 associated with the purchases of computer equipment. During the year ended December 31, 2022, net cash used in investing activities from continuing operations was approximately $61,000, which consisted primarily of $45,000 in costs associated with internally developed technology and $16,000 associated with the purchases of computer equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the year ended December 31, 2023, was approximately $3,364,000, which reflected the proceeds from the sale of common stock as described above.

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

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable consists principally of uncollateralized amounts billed to customers. These receivables are generally due within 30 to 90 days of the period in which the corresponding sales occur and do not bear interest. They are recorded at net realizable value less an allowance for credit losses and are classified as account receivable, net on the consolidated balance sheets.

We adopted ASU 2016-13, Financial Instruments - Credit Losses, in the first quarter of fiscal 2023. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, we recorded incurred loss reserves against receivable balances based on current and historical information.

We consider both current conditions and reasonable and supportable forecasts of future conditions when evaluating expected credit losses for uncollectible receivable balances. In our determination of the allowance for credit losses, we pool receivables by days outstanding and apply an expected credit loss percentage to each pool. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses.

We are not party to any off-balance sheet arrangements that would require an allowance for credit losses in accordance with this accounting standard.

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

Revenue generated from NAPW Network membership subscriptions is recognized ratably over the 12-month membership period, although members pay their annual fees at the commencement of the membership period. We also offer monthly membership for which we collect fees on a monthly basis and we recognize revenue in the same month as the fees are collected. Revenue from related membership services is derived from fees for development and set-up of a member’s personal on-line profile and/or press release announcements. Fees related to these services are recognized as revenue at the time the on-line profile is complete and press release is distributed.

Revenues generated from RemoteMore consist of contracts entered into to provide customers with software solutions and are recognized in the month work is performed.

Revenue Concentration

We, in alliance with another company, partner to sell two recruitment services products. This alliance member builds, hosts, and manages our job boards and website. This alliance member also bills customers, collects fees, and provides customer services. For the years ended December 31, 2023, and 2022, we recorded approximately 8.1% and 11.4% of our recruitment services revenue from this alliance sales relationship.

Lease Obligations

We leases office space under a non-cancelable operating lease that expires through September 2027. Our facility lease provides for periodic rent increases and may contain escalation clauses and renewal options. Our lease terms include options to extend the lease if we are reasonably certain of being exercised.

We recognizes operating lease expense on a straight-line basis over the lease term and variable lease payments are expensed as incurred. Lease costs are primarily recorded within SG&A expenses in the Company's consolidated statements of loss and comprehensive loss.

We determinee if a contract contains a lease at lease inception. If the borrowing rate implicit in the lease is not determinable, we use its incremental borrowing rate ("IBR") based on information available at lease commencement including prevailing financial market conditions to determine the present value of future lease payments. We have elected the option to combine lease and non-lease components as a single component for our entire population of lease assets.

Operating lease assets and lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, and lease incentives. We have elected not to apply the recognition requirements to short-term leases of 12 months or less and instead recognizes lease payments as expense on a straight-line basis over the lease term. Our lease agreement does not contain any material residual value guarantees or material restrictive covenants. Leased assets are presented net of accumulated amortization.

Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities; instead, these are expensed as incurred and recorded as variable lease expense.

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

These and other forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected, and could in the future affect, our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to raise funds in the future to support operations;
●

failure to realize synergies and other financial benefits from mergers and acquisitions within expected time frames, including increases in expected costs or difficulties related to integration of merger and acquisition partners;

●	inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners;
●	our history of operating losses;
●	our limited operating history in a new and unproven market;
●	increasing competition in the market for online professional networks;
●	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
●	our ability to adapt to changing technologies and social trends and preferences;
●	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
●	our ability to obtain and maintain intellectual property protection for our intellectual property;
●	the outcome of current or future litigation regarding our business, including intellectual property claims;
●	general and economic business conditions; and
●	legal and regulatory developments, including those affecting the market for services focused on the promotion of workplace diversity and other services we provide.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on December 31, 2023, and during the period prior to and including the date of this report.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

(a) None.

(b) During the three months ended  December 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Business Conduct and Ethics below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” “Executive Officers” and “Other Matters—Delinquent Section 16(a) Reports” in our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers and Executive Compensation” in our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

On April 11, 2023, the Board of Directors adopted a new equity incentive plan, the Professional Diversity Network, Inc. 2023 Equity Compensation Plan (the “2023 Equity Compensation Plan”). The 2023 Equity Compensation Plan was approved by our stockholders on June 15, 2023. The 2023 Equity Compensation Plan supersedes and replaces the 2013 Plan, and no new awards will be granted under the 2013 Plan. The 2023 Equity Compensation Plan reserves 750,000 shares of common stock for issuance of awards to directors, officers, employees and qualifying consultants of the Company and its affiliates.

Any awards outstanding under the 2013 Equity Compensation Plan ("2013 Plan") remain subject to and will be paid under the 2013 Plan. No new awards will be issued under the 2013 Plan.

The following table provides information as of December 31, 2023, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
securities
remaining
available for
future
	Number of		issuance
	securities to be		under equity
	issued upon		compensation
	exercise	Weighted -	plans
	of outstanding	average	(excluding
	options,	exercise price of	securities
	warrants	outstanding	reflected in
Plan category	and rights	options	column (a))
2013 Equity Compensation Plan (1)	28,063	$9.04	-
2023 Equity Compensation Plan (2)	110,488	-	553,330
Equity compensation plans not approved by our shareholders	-	-	-
Total	138,551	$9.04	553,330

(1) Includes outstanding stock options to purchase shares of our common stock pursuant to the Company’s 2013 Equity Compensation Plan, as amended, as approved by our stockholders.

(2) Includes outstanding restricted stock awards pursuant to the Company’s 2023 Equity Compensation Plan, as approved by our stockholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2023 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Sassetti, LLC, Oak Brook, Illinois (Auditor Firm ID No. 29). The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2024 Annual Meeting of Stockholders.

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

10.3#	Professional Diversity Network, Inc. 2023 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2023).
10.4#

Employment Agreement between the Company and Adam He, dated as of July 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2023).

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
10.10

Common Stock Purchase Agreement date June 30, 2023 between the Company and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2023).

10.11	Stock Purchase Agreement date March 13, 2023 between the Company and Yiran Gu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).
10.12	Stock Purchase Agreement date December 10, 2023 between the Company and Cosmic Forward Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023).
21*	List of Subsidiaries of the Company
23.1*	Consent of Sassetti, LLC.
24	Powers of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Professional Diversity Network, Inc. Policy for the Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Denotes a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2024.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ Xin (Adam) He
Name:	Xin (Adam) He
Title:	Chief Executive Officer (Principal Executive Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Professional Diversity Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Professional Diversity Network, Inc. (the Company) as of December 31, 2023, and 2022, and the related consolidated statements of operationsand comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses, has a significant accumulated deficit, and will need to raise additional funds to meet its obligations and the costs of its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company derives its revenue from multiple sources, including recruitment services, contracted software development, and membership fees. Most contracts have one performance obligation and are recognized at a point in time contemporaneous when the service is performed or with the date of the event. The Company has other agreements for services that may stretch over longer periods of time or contain multiple performance obligations which are accounted for separately, if they are distinct that require further analysis to determine proper recognition.

How the Critical Audit Matter was Addressed in the Audit

To address this matter in our audit, we obtained an understanding of the design and implementation of internal controls as they relate to the revenue process, including the various revenue streams. Our audit procedures included, among others, reading the contract or sales order from the customer to identify the performance obligation(s), including any distinct performance obligations, and evaluating timing of revenue recognition for a sample of sales transactions. A sample of transactions from the billing system was traced to source data as well as cash receipts.

We have served as the Company’s auditor since 2022.

Oak Brook, Illinois

March 29, 2024

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

Current Assets:
Cash and cash equivalents	$627,641	$1,236,771
Accounts receivable, net	1,134,067	1,318,217
Other receivables	50,000	350,000
Prepaid expense and other current assets	556,698	347,807
Current assets from discontinued operations	-	4,600
Total current assets	2,368,406	3,257,395

Property and equipment, net	42,043	35,341
Capitalized technology, net	186,103	64,499
Goodwill	1,417,753	1,274,785
Intangible assets, net	225,848	225,221
Right-of-use assets	298,485	365,324
Security deposits	66,340	66,340
Long-term restricted cash	184,055	-
Other assets	1,537,499	1,350,000
Long-term assets from discontinued operations	-	197,228
Total assets	$6,326,532	$6,836,133

Current Liabilities:
Accounts payable	$524,854	$338,600
Accrued expenses	867,884	1,071,842
Deferred revenue	1,999,841	1,925,788
Lease liability, current portion	82,652	103,555
Current liabilities from discontinued operations	-	503,090
Total current liabilities	3,475,231	3,942,875

Lease liability, non-current portion	283,060	341,165
Other long-term liabilities	-	100,000
Deferred tax liability	-	143,069
Total liabilities	3,758,291	4,527,109

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 11,452,532 shares and 10,898,376 shares issued as of December 31, 2023 and 2022, and 11,452,008 and 10,367,431 shares outstanding as of December 31, 2023 and 2022	114,520	103,675
Additional paid in capital	102,873,474	101,728,600
Accumulated other comprehensive income	-	(10,986)
Accumulated deficit	(99,902,718)	(98,382,540)
Treasury stock, at cost; 524 and 530,945 shares at December 31, 2023 and 2022	(37,117)	(892,482)
Total Professional Diversity Network, Inc. stockholders’ equity	3,048,159	2,546,267
Non-controlling interest	(479,918)	(237,243)
Total stockholders’ equity	2,568,241	2,309,024
Total liabilities and stockholders’ equity	$6,326,532	$6,836,133

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022
Revenues:
Membership fees and related services	$530,745	$639,271
Recruitment services	4,639,642	4,861,761
Contracted software development	2,437,352	2,645,619
Consumer advertising and marketing solutions	91,298	167,437
Total revenues	7,699,037	8,314,088

Costs and expenses:
Cost of revenues	3,460,957	4,260,012
Sales and marketing	3,700,997	2,805,542
General and administrative	4,451,630	3,574,314
Depreciation and amortization	624,004	776,095
Total costs and expenses	12,237,588	11,415,963

Loss from continuing operations	(4,538,551)	(3,101,875)

Other income (expense)
Interest and other income (expense), net	12,934	(3,652)
Other income (expense), net	12,934	(3,652)

Loss before income tax benefit	(4,525,617)	(3,105,527)
Income tax benefit	139,380	13,188
Loss from continuing operations, net of tax	(4,386,237)	(3,092,339)
Loss from discontinued operations	(28,428)	(65,055)
Net loss including non-controlling interests	$(4,414,665)	$(3,157,394)
Net loss attributable to non-controlling interests	103,366	554,672
Net loss attributable to Professional Diversity Network, Inc.	(4,311,299)	(2,602,722)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(4,311,299)	$(2,602,722)
Foreign currency translation adjustment	(5,695)	(17,551)
Comprehensive loss	$(4,316,994)	$(2,620,273)

Basic and diluted loss per share:
Continuing operations	$(0.43)	$(0.38)
Discontinued operations	$(0.00)	$(0.01)
Net loss per share	$(0.43)	$(0.39)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	10,621,522	8,195,282

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated	Non-
			Additional				Other	controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity
Balance at December 31, 2021	8,033,627	$80,337	$98,520,509	$(95,779,818)	524	$(37,117)	$6,565	$317,429	$3,107,905

Sale of common stock	1,162,791	11,628	988,372	-	-	-	-	-	1,000,000
Issuance of common stock	1,003,252	10,032	1,739,968	-	-	-	-	-	1,750,000
Share-based compensation	167,761	1,678	479,751	-	-	-	-	-	481,429
Stock Buyback Plan	-	-	-	-	530,421	(855,365)	-	-	(855,365)
Translation adjustments	-	-	-	-	-	-	(17,551)	-	(17,551)
Net loss	-	-	-	(2,602,722)	-	-	-	(554,672)	(3,157,394)
Balance at December 31, 2022	10,367,431	$103,675	$101,728,600	$(98,382,540)	530,945	$(892,482)	$(10,986)	$(237,243)	$2,309,024

Sale of common stock	1,199,139	11,991	3,352,309	-	-	-	-	-	3,364,300
Commitment fee	176,200	1,762	748,238	-	-		-		750,000
Issuance of common stock	99,339	993	199,007	-	-	-	-	-	200,000
Share-based compensation	140,320	1,403	298,436	-	-	-	-	-	299,839
Stock Buyback Plan	(530,421)	(5,304)	(850,061)	-	(530,421)	855,365	-	-	-
Extinguishment of discontinued operations liabilities	-	-	(2,303,231)	2,791,121	-	-	16,681	-	504,571
Amortization of commitment fee	-	-	(187,500)	-	-	-	-	-	(187,500)
Investment in subsidiary	-	-	(112,324)	-	-	-	-	(139,309)	(251,633)
Translation adjustment	-	-	-	-	-		(5,695)		(5,695)
Net loss	-	-	-	(4,311,299)	-	-	-	(103,366)	(4,414,665)
Balance at December 31, 2023	11,452,008	$114,520	$102,873,474	$(99,902,718)	524	$(37,117)	$-	$(479,918)	$2,568,241

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Loss from continuing operations	$(4,386,237)	$(3,092,339)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	624,004	776,095
Deferred income taxes	(143,069)	(19,291)
Noncash lease expense	91,386	91,387
Stock-based compensation expense	299,839	481,429
Litigation settlement reserve	-	(908,564)
Allowance for credit losses	(15,761)	(144,675)
Amortization of commitment funding	(187,500)	-
Extinguishment of discontinued operations liabilities	156,739	-
Reduction of merchant reserve	-	380,849
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	199,910	215,570
Prepaid expenses and other current assets	466,109	102,978
Accounts payable	186,253	90,005
Accrued expenses	(203,955)	101,991
Lease liability	(103,555)	(101,102)
Deferred revenue	6,352	(224,097)
Net cash used in operating activities - continuing operations	(3,009,485)	(2,249,764)
Net cash used in operating activities - discontinued operations	(17,443)	(1,534)
Net cash used in operating activities	(3,026,928)	(2,251,298)

Cash flows from investing activities:
Costs incurred to develop technology	(181,111)	(45,195)
Purchases of property and equipment	(30,426)	(15,602)
Acquisition of Expo Experts	(400,000)	-
Additional Investment in nonontrolling subsidiary	(334,965)	-
Net cash used in investing activities - continuing operations	(946,502)	(60,797)
Net cash provided by investing activities - discontinued operations	-	-
Net cash used in investing activities	(946,502)	(60,797)

Cash flows from financing activities:
Proceeds from the sale of common stock	3,364,300	1,000,000
Repurchases of common stock	-	(855,365)
Net cash provided by financing activities - continuing operations	3,364,300	144,635
Net cash provided by financing activities - discontinued operations	-	-
Net cash provided by financing activities	3,364,300	144,635

Effect of exchange rate fluctuations on cash and cash equivalents	-	1,534
Net (decrease) increase in cash and cash equivalents	(609,130)	(2,165,926)
Cash, cash equivalents, beginning of period	1,236,771	3,402,697
Cash and cash equivalents, end of period	627,641	1,236,771

Supplemental disclosures of other cash flow information:
Non-cash stock issuance for commitment funding	$750,000	$-
Non-cash stock issuance for acquisition of Expo Experts	$200,000	$-
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the Professional Diversity Network (the “Company,” “we,” “our,” “us,” “PDN Network,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ+), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business.

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

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. Companies are connected with reliable, cost-efficient, vetted developers, and empower every developer to find a meaningful job regardless of their location.

2. Going Concern and Management’s Plans

At December 31, 2023, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the twelve months ended December 31, 2023.

The Company had an accumulated deficit of $99,902,718 on  December 31, 2023. During the year ended December 31, 2023, the Company generated a net loss from continuing operations of approximately $$4,538,551 and used cash in continuing operations during the twelve months ended December 31, 2023, of $3,009,485. On  December 31, 2023, the Company had a cash balance of $627,641. Total revenues during the year ended December 31, 2023, were $7,699,037 compared to total revenues of approximately $8,314,088 during the year ended December 31, 2022. The Company had a working capital deficit from continuing operations of approximately $1,107,000 and a working capital deficit from continuing operations of approximately $187,000 on  December 31, 2023, and 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital through the issuance of common stock, issue capital in relation to our line of equity, and generate revenues. The consolidated financial information contained herein does not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations may be sufficient to meet our working capital requirements through the fiscal period ending December 31, 2024, however in order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, raise capital through the issuance of common stock, issue capital in relation to its line of equity, or through a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be available on acceptable terms.

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

Significant estimates underlying the consolidated financial statements include the fair value of acquired assets and liabilities associated with acquisitions; assessment of goodwill impairment, other intangible assets and long-lived assets for impairment; allowances for credit losses and assumptions related to the valuation allowances on deferred taxes, impact of applying the revised federal tax rates on deferred taxes, the valuation of stock-based compensation and the valuation of stock warrants.

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

Accounts Receivable and Allowance for Credit Losses - The Company’s accounts receivable consists principally of uncollateralized amounts billed to customers. These receivables are generally due within 30 to 90 days of the period in which the corresponding sales  occur and do not bear interest. They are recorded at net realizable value less an allowance for credit losses and are classified as account receivable, net on the consolidated balance sheets.

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, in the first quarter of fiscal 2023. This accounting standard requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Prior to the adoption of this accounting standard, the Company recorded incurred loss reserves against receivable balances based on current and historical information.

The Company considers both current conditions and reasonable and supportable forecasts of future conditions when evaluating expected credit losses for uncollectible receivable balances. In our determination of the allowance for credit losses, we pool receivables by days outstanding and apply an expected credit loss percentage to each pool. The expected credit loss percentage is determined using historical loss data adjusted for current conditions and forecasts of future economic conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collection consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses.

The Company is not party to any off-balance sheet arrangements that would require an allowance for credit losses in accordance with this accounting standard.

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	December 31, 2023	December 31, 2022

Balance, beginning of period	$102,515	$247,190
Provision for credit losses	(15,761)	(144,675)
Write-offs	(20,228)	-
Balance, end of period	$66,526	$102,515

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets.

Other Receivables – Other receivables represent amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023, the balance in other receivables as reported on the consolidated balance sheet was deemed collectible. In fiscal 2023, the Company received $300,000 related to the other receivables balance.

Property and Equipment - Property and equipment are stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense for the years ended December 31, 2023, and 2022 was $12,723 and $9,012, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated depreciation as of December 31, 2023, and 2022, was $27,303 and $14,580, respectively.

Lease Obligations - The Company leases office space under a non-cancelable operating lease that expires through September 2027. The Company's facility lease provides for periodic rent increases and may contain escalation clauses and renewal options. The Company's lease terms include options to extend the lease if they are reasonably certain of being exercised.

The Company recognizes operating lease expense on a straight-line basis over the lease term and variable lease payments are expensed as incurred. Lease costs are primarily recorded within SG&A expenses in the Company's consolidated statements of loss and comprehensive loss.

The Company determines if a contract contains a lease at lease inception. If the borrowing rate implicit in the lease is not determinable, the Company uses its incremental borrowing rate ("IBR") based on information available at lease commencement including prevailing financial market conditions to determine the present value of future lease payments. The Company has elected the option to combine lease and non-lease components as a single component for the Company's entire population of lease assets.

Operating lease assets and lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, and lease incentives. The Company has elected not to apply the recognition requirements to short-term leases of 12 months or less and instead recognizes lease payments as expense on a straight-line basis over the lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leased assets are presented net of accumulated amortization. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities; instead, these are expensed as incurred and recorded as variable lease expense.

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

Goodwill is tested for impairment at the reporting unit level on an annual basis ( December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test.

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

Long-Term Restricted Cash – Long-term restricted cash of approximately $184,000 is related to a frozen Chinese bank account that had previously been included in long-term assets from discontinues operations (see Discontinued Operations below).

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

Discontinued Operations

China Operations

In March 2020, our Board of Directors decided to suspend all operations in China. The Company previously disclosed in its Form 10-K for the year ending December 31, 2019 (the “2019 10-K”) and subsequent filings, that the assets of PDN China were frozen by Chinese local authorities in November 2019 in connection with the criminal investigation of alleged illegal public fund raising by Gatewang Group (the “Gatewang Case”), a separate company organized under the laws of the People’s Republic of China (“Gatewang”), with which Mr. Maoji (Michael) Wang, the former Chairman and CEO of the Company was affiliated. A subsequent investigation led by a special committee of the Board concluded that it did not find any evidence that the Company or PDN China has engaged in the criminal activity of illegal fund-raising as alleged against Gatewang. The Company subsequently discontinued all of its operations in China.

In December 2023, Management determined that there will be no further activity related to the operations in China and as a result, eliminated all balance sheet accounts in the consolidated balance sheets for the fiscal year ending December 31, 2023. This included the extinguishment of contract debt as allowed under Chinese business law that all aged liabilities with no claims beyond a certain time limit were no longer collectible by the counterparty and as such, management removed these liabilities from the balance sheet. Concurrently, remaining current assets were also written off. The results for operations of China are presented in the consolidated statements of operations and comprehensive loss as loss from discontinued operations. The Company has a bank account with approximately $184,000 that is currently in a frozen state due to the litigation related to the Company's former CEO. The Company had petitioned the Chinese courts in 2020 to return the funds to PDN, however at that time, the courts had determined that they did not have the appropriate time to review PDN's request. Three years have elapsed and there has been no further activity on the case or notification to PDN regarding the bank account and related funds within. On December 31, 2023, the amount is included in the consolidated balance sheets as long-term restricted cash. In fiscal 2024, the Company will re-engage its petition to the Chinese courts for the return of its funds.

As a result of the write-off of accounts related to the discontinued operations, the Company reflected a a change in its net stockholders' equity balance of approximately $505,000.

All historical operating results for the Company’s China operations are included in loss from discontinued operations, net of tax, in the accompanying consolidated statement of operations and comprehensive loss. For the year ended December 31, 2023, loss from discontinued operations was approximately $28,000 compared to a loss from discontinued operations of approximately $65,000 for the year ended December 31, 2022.

Operating Results of Discontinued Operations

The following table represents the components of operating results from discontinued operations, net of intercompany eliminations, as presented in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022

Revenues	$-	$-

General and administrative	28,428	64,944
Non-operating (expense) income	-	111
Loss from discontinued operations before income tax	(28,428)	(65,055)
Income tax expense	-	-
Net loss from discontinued operations	$(28,428)	$(65,055)

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the years ended December 31, 2023, and 2022, the Company incurred advertising and marketing expenses of $1,130,262 and $1,105,868. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expenses as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2023.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2023, and 2022, excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of December 31,
	2023	2022

Stock options	28,063	23,063
Unvested restricted stock	70,488	69,114
Total dilutive securities	98,551	92,177

Reclassifications - Certain prior year amounts in the Consolidated Statements of Operations and Comprehensive Loss have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public business entities that are smaller reporting companies under SEC rules, the amendments in this update are effective for fiscal years beginning after January 2023, including interim periods within those fiscal years. The Company adopted this new guidance in the first quarter of fiscal year 2023 and it is reflected on its financial position, results of operations, statement of comprehensive loss, and cash flows.

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

Expo Experts, LLC

In January 2023, the Company purchased the assets and operations of Expo Experts, LLC (“Expo Experts”), an Ohio limited liability company, for a total consideration of $600,000 funded by the payment of $400,000 in cash and the issuance of restricted shares of PDN common stock valued at $200,000 based on the volume weighted-average price as of twenty (20) days prior to the closing date. Expo Experts specializes in producing premier face-to-face and virtual recruiting events for Engineering, Technology and Security Clearance positions, as well as being designed to attract diverse candidates who may also have STEM-based backgrounds.

The purchase price allocation as of the date of the acquisition was based on a detailed analysis of the fair value of assets acquired. No liabilities were assumed other than the deferred revenue amount listed below. The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

Goodwill	$126,301
Intangible assets	541,400
Deferred revenues	(67,701)
$600,000

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future revenue growth through cross selling of PDN and Expo Experts products, and is expected to be deductible for tax purposes.

Intangible assets purchased in connection with the acquisition primarily represent specific events acquired which are expected to create revenue throughout fiscal 2023 and are reflected in the Company’s consolidated balance sheets at gross amounts, net of accumulated amortization (see Note 7 – Intangible Assets).

Expo Experts’ accounts and operations have been reflected in the PDN Network for segment reporting purposes (see Note 15 - Segment Information).

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

Revenue Concentration

The Company, in alliance with another company, partners to sell two recruitment services products. This alliance member builds, hosts, and manages the Company’s job boards and website. This alliance member also bills customers, collects fees, and provides customer services. For the year ended December 31, 2023, and 2022, the Company recorded approximately 8.1% and 11.4% of its recruitment services revenue from this alliance sales relationship, respectively.

Disaggregation of revenue

Revenue is disaggregated by product line and timing of transfer of products and services (see Note 15 - Segment Information).

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of December 31, 2023, and 2022.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered, or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of $1,999,841 and $1,925,788 are included in current deferred revenues, on the consolidated balance sheets as of December 31, 2023 and December 31, 2022.

For the years ended December 31, 2023 and 2022, we recognized revenue associated with contract liabilities that were included in the contract liabilities balance at the beginning of the period as follows:

	December 31, 2023	December 31, 2022

Balance, beginning of period	$1,925,788	$2,149,885
Recognized revenue associated with contract liabilities	(4,977,909)	(4,776,792
Amounts collected or invoiced	5,051,962	4,552,695
Balance, end of period	$1,999,841	$1,925,788

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	December 31,
	2023	2022
Capitalized cost:
Balance, beginning of period	$64,499	$43,038
Additional capitalized cost	181,111	45,196
Provision for amortization	(59,507)	(23,735)
Balance, end of period	$186,103	$64,499

Amortization expense related to capitalized technology of $59,507 and $23,735 for the years ended December 31, 2023, and 2022, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

7. Intangible Assets

Intangible assets, net is as follows:

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2023	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,073,800)	$57,156
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,119,514)	66,667
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,875)	625
Contracts acquired in RemoteMore acquisition (months)	3 - 12	1,377,083	(1,377,083)	-
		13,588,192	(13,463,744)	124,448
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$225,848

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2022	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(1,997,593)	$133,363
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,086,181	(8,086,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,042)	1,458
Contracts acquired in RemoteMore acquisition (months)	3 - 12	935,683	(935,683)	-
		13,046,792	(12,911,971)	134,821
Indefinite-lived intangible assets:
Trade name				90,400
Intangible assets, net				$225,221

Future annual estimated amortization expense is summarized as follows:

Year ended December 31,
2024	$91,115
2025	33,333
Net Carrying Amount	$124,448

Amortization expense related to intangible assets of $551,774 and $743,349 for the years ended December 31, 2023, and 2022, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

8. Long-term Investments

On September 27, 2022, the Company entered into a Stock Purchase Agreement (the “SPA”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta (the “Seller”).

Upon the execution of the SPA, the Company purchased 65,700 issued ordinary shares of Koala Crypto Limited (“KCL”) from Seller, representing 9 percent of the total issued share capital of KCL, and in exchange, the Company issued 863,392 shares of its common stock to Seller in a private placement (the “Consideration Shares”). The Consideration Shares were valued at $1,350,000 in the aggregate based on the volume weighted average price of the common stock of the Company for the 20 trading days immediately prior to the date of the SPA. The shares of KCL are recorded in the consolidated balance sheet as other assets.

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

9. Accrued Liabilities

As of December 31, 2023, and 2022, accrued liabilities consisted of the following:

	Ended December 31,
	2023	2022

Litigation reserve	$450,000	$450,000
Contractor expenses	170,733	247,909
Illinois franchise tax	100,800	100,800
Accrued payroll	88,153	83,514
Accrued legal fees	-	15,000
Accrued Board of Director fees	19,500	50,112
Accrued revenue sharing agreements	18,658	83,832
Other	20,040	40,675
Total accrued liabilities	$867,884	$1,071,842

10. Commitments and Contingencies

Lease Obligations

The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 84 months, commencing on October 1, 2020. The Company made approximately $104,000 and $101,000 of cash payments for lease expenses related to the office space for the years ended December 31, 2023, and 2022. The weighted average remaining lease term for the years ended December 31, 2023, and 2022, are 3.75 years and 4.75 years.  The weighted average discount rate for operating leases for the years ended December 31, 2023, and 2022, is 6.0%

As of December 31, 2023, the aggregate future lease payments under all operating leases are as follows:

rdg_022_FutLseOblig1CY
Operating
2024	$106,006
2025	108,457
2026	110,908
2027	84,560
Total lease payments	409,931
Less: present value discount	44,219
Present value of lease liabilities	$365,712

As of December 31, 2023, and 2022, right of use assets were $298,485 and $365,324, and related lease obligations remaining, related to the Company's office lease, were $365,712 and $444,720, as recorded on the Company’s consolidated balance sheets.

Other - PDN China’s bank account with a balance of approximately $184,000, at December 31, 2023, was frozen by Chinese Government due to the Gatewang Case. The Company has classified this entire cash balance as long-term restricted cash presented on the consolidated balance sheets (see Note 3 - Summary of Significant Accounting Policies – Discontinued Operations).

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

The Company and its wholly owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018, and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The class is defined as “all individuals employed in New York from June 20, 2012 through October 15, 2021 by NAPW and PDN to sell memberships to the women’s networking organization known as the National Association of Professional Women and the International Association of Women,” excluding corporate officers, shareholders, directors and administrative employees. As it stands, the class currently consists of 164 putative class members and 60 opt-in plaintiffs.

The complaint alleges that NAPW (and PDN in its capacity as an alleged joint employer) violated similar provisions of the FLSA and the NYLL by (i) failing to pay overtime wages as required by both the FLSA and the NYLL, (ii) failing to provide accurate wage statements under the NYLL, and (iii) willfully violating both of those statutes. The Court, in an order issued on March 25, 2024, granted summary judgment against NAPW on the claims related to willful failure to pay overtime wages. The Court dismissed, without prejudice, claims based on failure to provide accurate wage statements under the NYLL based on lack of subject matter jurisdiction. The Court found that questions of fact remain as to whether PDN was a joint employer with NAPW. Damages remain unsettled particularly in light of the Court’s dismissal of the Plaintiff’s claims related to failure to provide accurate wage statements. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. While the Plaintiff seeks damages substantially in excess of this reserve (including unpaid overtime, liquidated damages and penalties), NAPW and PDN continue to adamantly dispute the amount of damages claimed.

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

In December 2023, we entered into a stock purchase agreement with CFL, in which we sold 122,670 shares of our common stock at a price per share of $1.63 for gross proceeds of approximately $200,000.

As of December 31, 2023, CFL beneficially held 2,692,271 shares of the Company’s outstanding Common Stock equal to approximately 23.5% of the outstanding class.

12. Stockholders’ Equity

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

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of December 31, 2023, the Company had 11,452,008 shares of common stock issued.

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

In December 2023, the Company issued multiple purchase notices to the Investor under the stock purchase agreement, through which we sold a combined 273,341 shares of our common stock at an average price of $1.70 for aggregated gross proceeds of approximately $464,300.

In December 2023, the Company entered into a stock purchase agreement with CFL, in which we sold 122,670 shares of our common stock at a price per share of $1.63 for gross proceeds of approximately $200,000.

Total shares issued during fiscal year 2023 were as follows:

				Total Cash
	Common Stock		Additional	Received from
	Shares	Amount	Paid -in Capital	Stock Issuances ($)

Co-founders of Expo Experts	99,339	$993	$199,007	$-
Tumim Stone Capital LLC	919,488	9,194	3,205,106	2,464,300
Ms. Yiran Gu	333,181	3,332	696,668	700,000
Cosmic Forward Limited	122,670	1,227	198,773	200,000
Vesting of grants to Board of Directors*	54,140	541	(541)	-
Grants to management/employees*	86,180	862	(862)	-
Total	1,614,998	$16,149	$4,298,151	$3,364,300

*	see Note 13 – Stock-Based Compensation – Restricted Stock

Stock Buyback Plan – The Company has a share repurchase program (“Stock Buyback Plan”) under which it is authorized to purchase up to $2.0 million of its outstanding common shares. The timing and amount of any shares repurchased under the Stock Buyback Plan will depend on a variety of factors, including price, corporate and regulatory requirements, capital availability and other market conditions. The Stock Purchase Plan may be suspended or discontinued at any time without prior notice. Repurchases may also be made under a plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Any repurchased shares will be available for use in connection with its stock plans and for other corporate purposes. No shares have been or will be knowingly purchased from Company insiders or their affiliates. From inception of the Stock Buyback Plan through December 20, 2022, the Company purchased 530,421 shares of its common shares, for a total of approximately $855,000 at an average cost of approximately $1.62 per share (excluding commissions). Transactions occurred in open-market purchases and pursuant to a trading plan under Rule 10b5-1. As of December 20, 2022, the Company suspended the Stock Buyback Plan.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2023, and 2022:

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Options	Price	(in Years)	(in thousands)
Outstanding - January 1, 2023	33,063	$9.04	6.8	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2023	33,063	$9.04	5.7	$-

Exercisable at December 31, 2023	28,063	$9.91	5.5	$-

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Options	Price	(in Years)	(in thousands)
Outstanding - January 1, 2022	33,063	$9.04	7.8	$10.80
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2022	33,063	$9.04	6.8	$-

Exercisable at December 31, 2022	23,063	$11.14	6.0	$-

There were no stock options granted in fiscal 2023 or 2022.

The Company recorded non-cash stock-based compensation expense of approximately $10,850 and $10,850 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2023, and 2022, pertaining to stock options awards.

Total unrecognized stock-based compensation expense related to unvested stock options at December 31, 2023 was approximately $5,000 and is expected to be recognized through the second quarter of 2024.

Warrants

As of December 31, 2023, and 2022, there were no warrants outstanding and exercisable.

Restricted Stock

A summary of restricted stock activity for the years ended December 31, 2023, and 2022 is as follows:

Number of
Shares
Outstanding - January 1, 2022	79,763
Granted	170,937
Forfeited	(13,823)
Vested	(167,763)
Outstanding - December 31, 2022	69,114
Granted	117,334
Forfeited	(13,823)
Vested	(55,291)
Outstanding - December 31, 2023	117,334

During the year ended December 31, 2023 the Company granted 30,490 restricted stock units (“RSUs”) to non-employee directors as partial compensation for their service as a director. The aggregate grant date fair value of the combined awards amounted to approximately $125,000. The RSU award to the Board member fully vests on the one-year anniversary after the date of grant. The Company also granted 86,180 RSUs to certain officers and managers with immediate vesting. The aggregate grant date fair value of the combined awards amounted to approximately $193,099.

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

The Company recorded non-cash stock-based compensation expense of approximately $300,000 and $481,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2023, and 2022, respectively, pertaining to restricted stock awards.

Total unrecognized stock-based compensation expense related to unvested restricted stock at December 31, 2023 was approximately $364,000 and is expected to be recognized through the third quarter of 2025.

14. Income Taxes

The Company has the following net deferred tax assets and liabilities:

	December 31,
	2023	2022
Goodwill and intangible assets	$83,613	$(35,912)
Developed technology	3,953	(5,894)
Property and equipment	(9,970)	(8,942)
Other deferred tax assets	264,571	231,451
Settlements	121,950	121,950
Stock based compensation	76,977	58,447
Net operating loss	10,216,313	9,474,230
Valuation allowance	(10,757,407)	(9,978,399)
Net deferred tax liability	$-	$(143,069)

The benefit for income taxes for the years ended December 31, 2023, and 2022, consists of the following:

	Year Ended December 31,
	2023	2022
Federal:
Current provision	$-	$-
Deferred tax benefit	(110,961)	(14,950)
	$(110,961)	$(14,950)
State:
Current provision	$-	$-
Deferred tax benefit	(28,419)	1,762
	$(28,419)	$1,762
Foreign:
Current provision	$-	$-
Deferred provision (benefit)	-	-
	$-	$-
Income tax expense benefit	$(139,380)	$(13,188)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Expected federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.1%	6.1%
Valuation allowance	(17.1)%	(22.0)%
Permanent items	0.0%	(2.9)%
Other	(6.9)%	(1.6)%
	3.1%	0.6%

The valuation allowance at December 31, 2023 was $10,757,407. The net change in the valuation allowance during the year ended December 31, 2023 was an increase of $779,008. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2023.

At December 31, 2023, the Company had U.S. federal, Illinois, and New York net operating loss carryforwards of approximately $37,699,000, $18,574,000, and $11,995,000 respectively. Of the federal amount, $19,304,000 expires between 2034 and 2038, and $18,395,000 has an indefinite carryforward period. The Illinois losses may be carried forward 12 years and begin to expire in 2026. The New York losses may be carried forward 20 year and begin to expire in 2035. Certain tax attributes are subject to an annual limitation as a result of changes in ownership as defined under Internal Revenue Code Section 382. The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the U.S. include New York and Illinois.

The U.S. Tax Cuts and Jobs Act of 2017 provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign earnings and profit (“E&P”) through the year ended December 31, 2017. Due to the seizure of cash, by Chinese local authorities, the Company’s undistributed foreign E&P has been reduced to $0.

15. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, (iii) RemoteMore (beginning in fiscal 2021) and (iv) Corporate Overhead. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for all periods presented.

The following tables present key financial information of the Company’s reportable segments as of and for the years ended December 31, 2023, and 2022:

	Year Ended December 31, 2023
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$530,745	$-	$-	$530,745
Recruitment services	4,639,642	-	-	-	4,639,642
Contracted software development	-	-	2,437,352	-	2,437,352
Consumer advertising and marketing solutions	91,298	-	-	-	91,298
Total revenues	4,730,940	530,745	2,437,352	-	7,699,037
Income (loss) from continuing operations	(1,484,970)	(431,331)	(281,054)	(2,341,196)	(4,538,551)
Depreciation and amortization	542,831	79,786	1,387	-	624,004
Income tax expense (benefit)	(48,466)	(15,873)	850	(75,891)	(139,380)
Net income (loss) from continuing operations	(1,429,033)	(414,121)	(277,778)	(2,265,305)	(4,386,237)

	As of December 31, 2023
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	168,067	57,156	625	-	225,848
Assets from continuing operations, net of eliminations	6,915,583	87,231	(676,282)	-	6,326,532

	Year Ended December 31, 2022
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$639,271	$-	$-	$639,271
Recruitment services	4,861,761	-	-	-	4,861,761
Contracted software development	-	-	2,645,619	-	2,645,619
Consumer advertising and marketing solutions	167,437	-	-	-	167,437
Total revenues	5,029,198	639,271	2,645,619	-	8,314,088
Income (loss) from continuing operations	415,217	(196,117)	(1,008,101)	(2,312,874)	(3,101,875)
Depreciation and amortization	30,614	78,223	667,258	-	776,095
Income tax expense (benefit)	9,200	24,629	126	(47,143)	(13,188)
Net income (loss) from continuing operations	414,491	(220,536)	(1,020,354)	(2,265,940)	(3,092,339)

	As of December 31, 2022
Goodwill	$339,451	$-	$935,334	$-	$1,274,785
Intangibles assets, net	90,400	133,363	1,458	-	225,221
Assets from continuing operations, net of eliminations	6,718,226	203,534	(287,455)	-	6,634,305

16. Employee benefit plans

The Company’s employee benefit plans currently consist of a defined contribution plan for all U.S. employees. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. regular, full-time employees are eligible to participate in the Professional Diversity Network Inc. 401(k) Plan (“PDN Plan”), which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the PDN Plan, employees are eligible to participate after meeting eligibility requirements and employees are always fully vested in their own contributions. Effective January 1, 2021, the Company has elected to match up to 5% of eligible employee contributions. The contribution expense for the PDN Plan was approximately $88,500 and $82,000 for the years ended December 31, 2023, and 2022, respectively.

17. Subsequent Events

None.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated as of March 29, 2024.

/s/ Xin (Adam) He
Xin (Adam) He
Chief Executive Officer (Principal Executive Officer)

/s/ Larry S. Aichler
Larry S. Aichler
Chief Financial Officer (Principal Financial Officer)

/s/ Courtney C. Shea
Courtney C. Shea
Director

/s/ Hao Zhang
Hao Zhang
Chair of Board, Director

/s/ Ge Yi
Ge Yi Director

/s/ Michael Belsky
Michael Belsky
Director

/s/ Chris Renn
Chris Renn
Director