Form 10-Q
period 2024-03-31
Professional Diversity Network, Inc.
filed 2024-05-15
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

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

There were 11,676,893 shares outstanding of the registrant’s common stock as of May 15, 2024.

true

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

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors” of our 2023 Annual Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE three months ended March 31, 2024

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2024	December 31, 2023
	(Unaudited)
Current Assets:
Cash and cash equivalents	$97,108	$627,641
Accounts receivable, net	1,120,006	1,134,067
Other receivables	50,977	50,000
Prepaid expense and other current assets	548,437	556,698
Total current assets	1,816,528	2,368,406

Property and equipment, net	40,779	42,043
Capitalized technology, net	245,099	186,103
Goodwill	1,417,753	1,417,753
Intangible assets, net	198,254	225,848
Right-of-use assets	281,019	298,485
Security deposits	49,755	66,340
Long-term restricted cash	184,055	184,055
Other assets	1,443,749	1,537,499
Total assets	$5,676,991	$6,326,532

Current Liabilities:
Accounts payable	$476,635	$524,854
Accrued expenses	834,771	867,884
Deferred revenue	2,175,064	1,999,841
Lease liability, current portion	83,265	82,652
Total current liabilities	3,569,735	3,475,231

Lease liability, non-current portion	261,481	283,060
Total liabilities	3,831,216	3,758,291

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 11,492,749 and 11,452,532 shares issued as of March 31, 2024 and December 31, 2023, and 11,492,225 and 11,452,008 shares outstanding as of March 31, 2024 and December 31, 2023.	114,922	114,520
Additional paid in capital	102,957,758	102,873,474
Accumulated deficit	(100,694,550)	(99,902,718)
Treasury stock, at cost; 524 and 524 shares at March 31, 2024 and December 31, 2023	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	2,341,013	3,048,159
Noncontrolling interest	(495,238)	(479,918)
Total stockholders’ equity	1,845,775	2,568,241
Total liabilities and stockholders’ equity	$5,676,991	$6,326,532

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Membership fees and related services	$127,346	$128,923
Recruitment services	1,103,771	1,103,395
Contracted software development	484,961	698,266
Consumer advertising and marketing solutions	10,764	24,625
Total revenues	1,726,842	1,955,209

Costs and expenses:
Cost of revenues	652,891	1,074,481
Sales and marketing	829,958	821,503
General and administrative	994,518	1,053,231
Depreciation and amortization	52,401	132,774
Total costs and expenses	2,529,768	3,081,989

Loss from continuing operations	(802,926)	(1,126,780)

Other income (expense)
Interest and other income	(1,736)	6,584
Other income (expense), net	(1,736)	6,584

Loss before income tax expense (benefit)	(804,662)	(1,120,196)
Income tax expense (benefit)	2,490	(10,873)
Loss from continuing operations, net of tax	(807,152)	(1,109,323)
Loss from discontinued operations	-	(11,730)
Net loss including non-controlling interests	(807,152)	(1,121,053)
Net loss attributable to non-controlling interests	15,320	52,126
Net loss attributable to Professional Diversity Network, Inc.	$(791,832)	$(1,068,927)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(791,832)	$(1,068,927)
Foreign currency translation adjustments	-	2,569
Comprehensive loss, net of tax	$(791,832)	$(1,066,358)

Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.11)
Discontinued operations	-	-
Net loss per share	$(0.07)	$(0.11)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	11,481,178	10,016,603

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2024	11,452,008	$114,520	$102,873,474	$(99,902,718)	524	$(37,117)	$-	$(479,918)	$2,568,241
Sale of common stock	40,217	402	94,702	-	-	-	-	-	95,104
Share-based compensation	-	-	83,332	-	-	-	-	-	83,332
Amortization of Funding Committment	-	-	(93,750)	-	-	-	-	-	(93,750)
Net loss	-	-	-	(791,832)	-	-	-	(15,320)	(807,152)
Balance at March 31, 2024	11,492,225	$114,922	$102,957,758	$(100,694,550)	524	$(37,117)	$-	$(495,238)	$1,845,775

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2023	10,367,431	$103,675	$101,728,600	$(98,382,540)	530,945	$(892,482)	$(10,986)	$(237,243)	$2,309,024
Sale of common stock	333,181	3,332	696,668	-	-	-	-	-	700,000
Issuance of common stock	99,339	993	199,007	-	-	-	-	-	200,000
Share-based compensation	-	-	33,496	-	-	-	-	-	33,496
Stock Buyback Plan	(530,421)	(5,304)	(850,061)	-	(530,421)	855,365	-	-	-
Translation adjustments	-	-	-	-	-	-	2,569		2,569
Net loss	-	-	-	(1,068,927)	-	-	-	(52,126)	(1,121,053)
Balance at March 31, 2023	10,269,530	$102,696	$101,807,710	$(99,451,467)	524	$(37,117)	$(8,417)	$(289,369)	$2,124,036

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Loss from continuing operations	$(807,152)	$(1,109,323)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	52,401	132,774
Deferred income taxes	-	(11,472)
Noncash lease expense	22,848	22,847
Stock-based compensation expense	83,332	33,496
Allowance for credit losses	31,662	8,816
Amortization of commitment funding	(93,750)	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(17,601)	176,276
Prepaid expenses and other current assets	117,619	119,604
Accounts payable	(48,219)	113,179
Accrued expenses	(33,113)	(52,374)
Lease liability	(26,348)	(25,736)
Deferred revenue	175,223	197,755
Net cash used in operating activities - continuing operations	(543,098)	(394,158)
Net cash used in operating activities - discontinued operations	-	(29,607)
Net cash used in operating activities	(543,098)	(423,765)

Cash flows from investing activities:
Payments for technology developed	(82,060)	(29,801)
Purchases of property and equipment	(479)	(1,920)
Acquisition of assets of Expo Experts	-	(400,000)
Additional acquisition of equity interest in RemoteMore USA, Inc.	-	(116,667)
Net cash used in investing activities	(82,539)	(548,388)

Cash flows from financing activities:
Proceeds from the sale of common stock	95,104	700,000
Net cash provided by (used in) financing activities	95,104	700,000

Effect of exchange rate fluctuations on cash and cash equivalents	-	(312)
Net decrease in cash and cash equivalents	(530,533)	(272,465)
Cash, cash equivalents, beginning of period	627,641	1,236,771
Cash and cash equivalents, end of period	97,108	964,306

Supplemental disclosures of other cash flow information:
Non-cash stock issuance	$-	$200,000
Cash paid for income taxes	$2,490	$-

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Description of Business

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.

Professional Diversity Network, Inc. (“the Company”, “PDN, Inc.”, “we,” “our,” or “us,”) is both the operator of the Professional Diversity Network (the “PDN Network,” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The PDN Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including: Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ+), as well as face-to-face and virtual recruiting events for Engineering, Technology and Security Clearance positions, designed to attract diverse candidates who may also have STEM-based backgrounds through our wholly-owned company Expo Experts Events, LLC. The networks’ purposes, among others, are to assist their registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business.

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

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location. As of March 31, 2024, PDN, Inc. owned 72.62% of RemoteMore USA, Inc. (“RemoteMore USA” or “RemoteMore”). The Company consolidates RemoteMore USA’s operations into its consolidated financial statements.

2. Going Concern and Management’s Plans

At March 31, 2024, the Company’s principal sources of liquidity were its cash and cash equivalents.

The Company had an accumulated deficit of $100,694,550 at March 31, 2024. During the three months ended March 31, 2024, the Company generated a loss from continuing operations, net of tax, of $802,926. During the three months ended March 31, 2024, the Company used cash in continuing operations of $543,098. At March 31, 2024, the Company had a cash balance of $97,108. Total revenues were $1,726,842 and $1,955,209 for the three months ended March 31, 2024 and 2023, respectively. The Company had a working capital deficit from continuing operations of $1,753,207 and $1,106,825 at March 31, 2024 and December 31, 2023. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash on hand and cash flow from operations may not be sufficient to meet our working capital requirements through the fiscal period ending December 31, 2024, however in order to accomplish our business plan objectives, the Company will need to increase revenues, raise capital through the issuance of common stock, issue capital in relation to its line of equity, continue its cost reduction efforts, or through a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be available on acceptable terms.

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

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	March 31, 2024	December 31, 2023

Balance, beginning of period	$ 66,526	$ 102,515
Provision for credit losses	31,662	(15,761)
Write-offs	-	(20,228)
Balance, end of period	$ 98,188	$ 66,526

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets.

Other Receivables – Other receivables represents amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2024 and December 31, 2023, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the three months ended March 31, 2024 and 2023 was approximately $1,840 and $2,475 and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

Lease Obligations - The Company leases office space under a non-cancelable operating lease that expires in September 2027. The Company's facility lease provides for periodic rent increases and contains escalation clauses and renewal options. The Company's lease terms include options to extend.

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

Goodwill is tested for impairment at the reporting unit level on an annual basis ( December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test.

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

Long-Term Restricted Cash – Long-term restricted cash of approximately $184,000 is related to a frozen Chinese bank account that had previously been included in long-term assets from discontinued operations (see Discontinued Operations below).

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

In December 2023, Management determined that there will be no further activity related to the operations in China and as a result, eliminated all balance sheet accounts in the consolidated balance sheets for the fiscal year ending December 31, 2023. This included the extinguishment of contract debt as allowed under Chinese business law that all aged liabilities with no claims beyond a certain time limit were no longer collectible by the counterparty and as such, management removed these liabilities from the balance sheet. Concurrently, remaining current assets were also written off. The results for operations of China are presented in the consolidated statements of operations and comprehensive loss as loss from discontinued operations. The Company has a bank account with a bank balance of approximately $184,000 that is currently in a frozen state due to the litigation related to the Company's former CEO. The Company had petitioned the Chinese courts in 2020 to return the funds to PDN, however at that time, the courts had determined that they did not have the appropriate time to review PDN's request. Three years have elapsed and there has been no further activity on the case or notification to PDN regarding the bank account and related funds within. The amount is included in the consolidated balance sheets as long-term restricted cash. In fiscal 2024, the Company intends to re-engage its petition to the Chinese courts for the return of its funds.

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statements of operations. For the three months ended March 31, 2023, loss from discontinued operations was approximately $11,730 consisting of general and administrative expenses. There was no activity for the three months ended   March 31, 2024.

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 2024, the Company incurred advertising and marketing expenses of approximately $235,463 and $281,473. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At March 31, 2024 and December 31, 2023, there were no prepaid advertising expenses recorded in the accompanying consolidated balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no deferred tax liabilities, as of March 31, 2024, recorded in the accompanying consolidated balance sheets . The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2020 through 2023.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2024.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2024 and 2023 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of March 31,
	2024	2023

Stock options	30,000	33,063
Unvested restricted stock	70,488	34,557
Total dilutive securities	100,488	67,620

Reclassifications - Certain prior year amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This update will be applied retrospectively for all prior periods presented in the financial statements.

In December 2023, the FASB issued ASU 2023-09, which is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 primarily enhances and expands both the annual income tax rate reconciliation disclosure and the annual income taxes paid disclosure. This update is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis, with early adoption permitted.

The Company is currently evaluating the impact of the adoption of these standards on its disclosures.

4. Business Combinations

RemoteMore

The Company acquired an initial 45.62% interest in RemoteMore, a software developer recruiting company in 2021 for approximately $1.36 million. During 2022 and 2023, an additional 27% interest was acquired for approximately $352,000 for a total of 72.62% interest in RemoteMore as of March 31, 2024.

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

Expo Experts’ accounts and operations have been reflected in the PDN Network for segment reporting purposes (see Note 14 - Segment Information).

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

Revenue Concentration

The Company is in an alliance with another company to build, host, and manage the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the three months ended March 31, 2024 and 2023, the Company recorded approximately 6% and 10% of its recruitment services revenue from this alliance sales relationship.

Disaggregation of Revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 14 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of March 31, 2024 or  December 31, 2023

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of $2,175,064 and 1,999,841 are included in current deferred revenues, on the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

For the three months ended March 31, 2024 and 2023, we recognized revenue associated with contract liabilities that were included in the contract liabilities balance at the beginning of the period as follows:

	March 31,	March 31,
	2024	2023

Balance, beginning of period	$1,867,195	$1,925,788
Recognized revenue associated with contract liabilities	(1,211,349)	(1,153,103)
Amounts collected or invoiced	1,519,218	1,418,559
Balance, end of period	$2,175,064	$2,191,244

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	March 31, 2024	December 31, 2023
Capitalized cost:
Balance, beginning of period	$186,103	$64,499
Additional capitalized cost	81,963	181,111
Provision for amortization	(22,967)	(59,507)
Balance, end of period	$245,099	$186,103

For the three months ended March 31, 2024 and 2023, amortization expense related to capitalized technology was approximately $22,967 and $10,606, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
March 31, 2024	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,092,852)	$38,104
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,127,848)	58,333
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,083)	417
Contracts and events acquired in acquisitions	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,491,338)	96,854
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$198,254

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2023	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,073,800)	$57,156
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,119,514)	66,667
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,875)	625
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,463,744)	124,448
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$225,848

As of March 31, 2024, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2024	$63,521
2025	33,333
2026	-
Net Carrying Amount	$96,854

For the three months ended March 31, 2024 and 2023, amortization expense related to intangible assets was approximately $27,594 and $119,693, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

9. Commitments and Contingencies

Lease Obligations - The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 84 months, commencing on October 1, 2020. The Company made approximately $22,848 and $22,847 of cash payments for lease expenses related to the office space for the three months ended March 31, 2024 and 2023, respectively. The weighted average remaining lease terms as of the three months ended March 31, 2024 and 2023, are 3.5 years and 4.5 years.  The weighted average discount rate for operating leases for the three months ended March 31, 2024 and 2023, is 6%.

The present value of the remaining lease liabilities as of  March 31, 2024 are as follow:

Operating
2024	$79,658
2025	108,457
2026	110,908
2027	84,560
Total lease payments	383,583
Less: present value discount	38,837
Present value of lease liabilities	$344,746

As of March 31, 2024 and,  December 31, 2023, right of use assets were $281,019 and $298,485, and related lease obligations remaining, related to the Company's office lease, were $344,746 and $365,712, as recorded on the Company’s consolidated balance sheets.

Other

PDN China’s bank account with a balance of approximately $184,000, at December 31, 2023, was frozen by the Chinese government due to the Gatewang Case. The Company has classified this entire cash balance as long-term restricted cash presented on the consolidated balance sheets.

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

As of March 31, 2024, CFL beneficially holds shares of the Company’s outstanding common stock equal to approximately 23.4%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

11. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of March 31, 2024, the Company had 11,492,225 shares of common stock outstanding.

In June 2023, the Company entered into a stock purchase agreement with Tumim Stone Capital LLC (“Investor”). Under the terms and subject to the conditions of the stock purchase agreement, the Company has the right, but not the obligation, to sell to the Investor, and the Investor is obligated to purchase, up to $12,775,000 worth of newly issued shares (the “Purchase Shares”) of the Company’s common stock, subject to certain limitations and the satisfaction (or, where permissible, the waiver) of the conditions set forth in the stock purchase agreement. Pursuant to the stock purchase agreement, the Company issued and sold 469,925 Purchase Shares (the “Initial Purchase Shares”) to the Investor, at a price of $4.256 per share (representing the average official closing price of the Common Stock on The Nasdaq Capital Market for the five consecutive trading days ending on the trading day immediately prior to the date of the stock purchase agreement), for aggregate gross proceeds to the Company of $2,000,000, in an initial purchase. Pursuant to the terms of the stock purchase agreement, as consideration for the Investor’s commitment to purchase shares of common stock at the Company’s direction from time to time, upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, upon execution of the stock purchase agreement, the Company also issued to the Investor 176,222 shares of common stock (the “Commitment Shares”), valued at $4.256 per share (the same per share value as each Initial Purchase Share sold to the Investor in the Initial Purchase), or a total aggregate value equal to $750,000 for the Commitment Shares.

In January 2024, the Company issued 40,217 shares of its common stock to Tumim Stone Capital, in connection with the committed equity line program described above, at a price of approximately $2.36 per share for aggregate gross proceeds of $95,104.

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

The following table summarizes the Company’s stock option activity for the nine months ended March 31, 2024 and 2023:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2024	33,063	$9.04	5.7	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(3,063)	-	-
Outstanding - March 31, 2024	30,000	$4.33	6.1	$-

Exercisable at March 31, 2024	25,000	$4.36	5.8	$-

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2023	33,063	$9.04	6.8	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - March 31, 2023	33,063	$9.04	6.5	$-

Exercisable at March 31, 2023	23,063	$11.14	5.7	$-

The Company recorded non-cash stock-based compensation expense of approximately $2,705 and $2,675 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively, pertaining to granting of stock option awards.

Total unrecognized stock-based compensation expense related to unvested stock options at March 31, 2024 was approximately $2,259 and is expected to be recognized through the second quarter of 2024.

Restricted Stock

For the three months ended March 31, 2024 and 2023, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2024	117,334
Granted	-
Forfeited	-
Vested	-
Outstanding - March 31, 2024	117,334

Number of
Shares
Outstanding - January 1, 2023	69,114
Granted	-
Forfeited	-
Vested	-
Outstanding - March 31, 2023	69,114

The Company recorded non-cash stock-based compensation expense of $80,627 and $30,822 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2024 and 2023, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to 110,488 unvested restricted stock units at March 31, 2024 was approximately $283,325 and is expected to be fully recognized by the third quarter of 2025.

13. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $2,490 and an income tax benefit of $10,873, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2024. The valuation allowance at March 31, 2024 was $10,966,564. The net change in the valuation allowance during the three months ended March 31, 2024 was an increase of $209,158.

14. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, and (iii) RemoteMore. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for three months ended March 31, 2023. There was no reportable activity related to discontinued operation in the same period in fiscal 2024.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of March 31, 2024 and  December 31, 2023 and results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$127,346	$-	$-	$127,346
Recruitment services	1,103,771	-	-	-	1,103,771
Contracted software development	-	-	484,961	-	484,961
Consumer advertising and marketing solutions	10,764	-	-	-	10,764
Total revenues	1,114,535	127,346	484,961	-	1,726,842
Income (loss) from continuing operations	(197,454)	(51,008)	(53,527)	(500,937)	(802,926)
Depreciation and amortization	33,813	18,241	347	-	52,401
Income tax expense	1,640	-	850	-	2,490
Net loss from continuing operations	(198,202)	(52,058)	(55,955)	(500,937)	(807,152)

	As of March 31, 2024
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	159,733	38,104	417	-	198,254
Assets from continuing operations, net of intercompany eliminations	6,318,886	76,409	(718,304)	-	5,676,991

	Three Months Ended March 31, 2023
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$128,923	$-	$-	$128,923
Recruitment services	1,103,395	-	-	-	1,103,395
Contracted software development	-	-	698,266	-	698,266
Consumer advertising and marketing solutions	24,625	-	-	-	24,625
Total revenues	1,128,020	128,923	698,266	-	1,955,209
Income (loss) from continuing operations	(354,632)	(247,066)	(104,884)	(420,198)	(1,126,780)
Depreciation and amortization	112,760	19,667	347	-	132,774
Income tax expense (benefit)	(3,080)	(3,571)	850	(5,072)	(10,873)
Net income (loss) from continuing operations	(348,726)	(243,442)	(102,029)	(415,126)	(1,109,323)

	As of December 31, 2023
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	168,067	57,156	625	-	225,848
Assets from continuing operations, net of intercompany eliminations	6,915,583	87,231	(676,282)	-	6,326,532

15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred, other than those listed below, that would require adjustments to our disclosures in the consolidated financial statements.

In April 2024, the Company issued 46,442 shares of its common stock to Tumim Stone Capital, in connection with its committed equity line program, at a price of approximately $1.56 per share for aggregate gross proceeds of $70,168.

In May 2024, the Company issued 138,226 shares of its common stock to Tumim Stone Capital, in connection with its committed equity line program, at a price of approximately $1.27 per share for aggregate gross proceeds of $169,717.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

This MD&A should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Note Regarding Forward-Looking Statements” section of this Quarterly Report on Form 10-Q and Item 1A. Risk Factors of our 2023 Form 10-K for a discussion of these risks and uncertainties.

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

We believe that the combination of our solutions allows us to approach recruiting and professional networking in a unique way and thus create enhanced value for our members and customers by:

●

Helping employers address their workforce diversity needs by connecting them with the right candidates from our diverse job seeking communities such as African Americans, Hispanics, Asians, Veterans, individuals with disabilities and members of the LGBTQ+ community (with the ability to roll out to our other affinities), as well as face-to-face and virtual recruiting events for Engineering, Technology and Security Clearance positions, designed to attract diverse candidates who may also have STEM-based backgrounds through our wholly-owned company Expo Experts Events, LLC. The networks’ purposes, among others, are to assist their registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers;

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

	Three Months Ended March 31,
	2024	2023
Revenues:
Membership fees and related services	7.4%	6.6%
Recruitment services	63.9%	56.4%
Contracted software development	28.1%	35.7%
Consumer advertising and marketing solutions	0.6%	1.3%

Recruitment Services. We provide recruitment services through PDN Network to medium and large employers seeking to diversify their employment ranks. Our recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, career fair events, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and research and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. The majority of recruitment services revenue comes from job recruitment advertising as well as face-to-face and virtual recruiting events for Engineering, Technology and Security Clearance positions, designed to attract diverse candidates who may also have STEM-based backgrounds through our wholly-owned company Expo Experts Events, LLC. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services.

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

	Three Months Ended March 31,
	2024	2023
Cost of revenues:
PDN Network	36.1%	34.4%
NAPW Network	1.6%	5.0%
RemoteMore	62.3%	60.6%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$127	$129	$(2)	(1.2)%
Recruitment services	1,104	1,103	0	0.0%
Contracted software development	485	698	(213)	(30.5)%
Consumer advertising and marketing solutions	11	25	(14)	(56.3)%
Total revenues	$1,727	$1,955	$(228)	(11.7)%

Total revenues for the three months ended March 31, 2024, decreased approximately $228,000, or 11.7% percent, to approximately $1,727,000 from approximately $1,955,000 during the same period in the prior year. The decrease was predominantly attributable to a reduction in demand for contracted software development of approximately $213,000, and an approximate $14,000 decrease in consumer advertising and marketing solutions.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,115	$1,128	$(13)	(1.2)%
NAPW Network	127	129	(2)	(1.2)%
RemoteMore	485	698	(213)	(30.5)%
Total revenues	$1,727	$1,955	$(228)	(11.7)%

During the three months ended March 31, 2024, our PDN Network generated approximately $1,115,000 in revenues compared to approximately $1,128,000 in revenues during the three months ended March 31, 2023, a decrease of approximately $13,000 or 1.2% percent. The decrease in revenues was predominantly attributable to a reduction in demand for consumer advertising and marketing solutions.

During the three months ended March 31, 2024, NAPW Network revenues generated approximately $127,000, compared to revenues of approximately $129,000 during the same period in the prior year, a decrease of approximately $2,000 or 1.6% percent.

During the three months ended March 31, 2024, RemoteMore revenue was approximately $485,000, compared to revenues of approximately $698,000 during the same period in the prior year, a decrease of approximately $213,000, or 30.5% percent. The decrease was predominantly attributable to a reduction in demand for contracted software development.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$653	$1,074	$(422)	(39.2)%
Sales and marketing	830	822	8	1.0%
General and administrative	995	1,053	(59)	(5.6)%
Depreciation and amortization	52	133	(80)	(60.5)%
Total pre-tax cost and expenses:	$2,530	$3,082	$(552)	(17.9)%

Cost of revenues: Cost of revenues during the three months ended March 31, 2024 was approximately $653,000 a decrease of approximately $421,000, or 39.2% percent, from approximately $1,074,000 during the same period of the prior year. The decrease was predominantly due to an approximate $198,000 reduction in contracted software development costs directly related to the decrease in contracted revenue, approximately $110,000 of reduced third-party computer services, and approximately $66,000 of other costs of revenues.

Sales and marketing expense: Sales and marketing expense during the three months ended March 31, 2024 was approximately $830,000, an increase of approximately $8,000, or 1.0% percent, from $822,000 during the same period in the prior year. The increase was predominantly attributed to approximately $49,000 of third-party computer services and approximately $15,000 of other purchased services. Partially offsetting the increase were decreases in expenses of approximately $46,000 of other marketing and consulting costs and approximately $8,000 of payroll related costs.

General and administrative expense: General and administrative expenses decreased by approximately $58,000, or 5.6% percent, to approximately $995,000 during the three months ended March 31, 2024, as compared to approximately $1,053,000 the same period in the prior year. The decrease in expenses was predominantly due to reductions of approximately $96,000 of salaries and related benefit charges, $31,000 in insurance costs, and $30,000 in legal costs. Partially offsetting the decrease was an increase in discretionary share based compensation of approximately $50,000, and approximately $43,000 in third-party computer services.as compared to the same period in the prior year.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended March 31, 2024 was approximately $52,000, a decrease of approximately $81,000, compared to approximately $133,000 during the same period in the prior year. The decrease was primarily attributable to approximately $92,000 of amortization expense related to Expo Experts intangible assets, for which there were no comparable expenses in the current period, partially offset by amortization expense of approximately $12,000 related to amortization of capitalized technology, as compared to the same period in the prior year.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)

PDN Network	$1,313	$1,481	$(168)	(11.3)%
NAPW Network	178	376	(198)	(52.7)%
RemoteMore	538	803	(265)	(33.0)%
Corporate Overhead	501	422	79	18.7%
Total costs and expenses:	$2,530	$3,082	$(552)	(17.9)%

For the three months ended March 31, 2024, costs and expenses related to our PDN Network segment decreased by approximately $168,000, or 11.3% percent, as compared to the same period in the prior year. The decrease is primarily a result of reductions of approximately $145,000 related to costs of revenues and $13,000 of general and administrative costs. Partially offsetting the decrease were increases in costs of approximately $70,000 related to sales and marketing costs and $13,000 related to depreciation and amortization.

For the three months ended March 31, 2024, costs and expenses related to the NAPW Network decreased by approximately $198,000, or 52.7% percent, as compared to the same period in the prior year. The decrease is predominantly due to a reduction in payroll related costs of approximately $102,000 as a result of the restructuring of the NAPW business unit in the same period of the prior year and $96,000 of other sales, marketing and general expenses due to increased cost containment.

For the three months ended March 31, 2024, cost and expenses related to RemoteMore decreased by approximately $265,000, or 33.0% percent, as compared to the same period in the prior year, predominantly consisting of decreases in contractor costs of approximately $198,000, and other purchased services of approximately $20,000.

For the three months ended March 31, 2024, costs and expenses related to Corporate Overhead increased by approximately $79,000, or 18.7% percent, as compared to the same period in the prior year. The increase is predominantly a result of share-based compensation costs of approximately $50,000, $31,000 of insurance policy expenses, and $16,000 related to the professional services costs for which there was no comparable transaction in the same period of the prior year. Partially offsetting the increase was a reduction in other charges of approximately $18,000, as compared to the same period in the prior year.

Income Tax Benefit

	Three Months Ended March 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Income tax benefit	$2	$(11)	$13	122.9%

During the three months ended March 31, 2024 and 2023, we recorded an income tax expense of approximately $2,000 and an income tax benefit of approximately $11,000, respectively.

Net loss from Continuing Operations, Net of Tax

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(198)	$(349)	$151	43.3%
NAPW Network	(52)	(243)	191	78.6%
RemoteMore	(56)	(102)	46	45.1%
Corporate Overhead	(501)	(415)	(86)	(20.7)%
Consolidated net loss from continuing operations, net of tax	$(807)	$(1,109)	$302	27.2%

Consolidated Net Loss from Continuing Operations, Net of Tax. As the result of the factors discussed above, during the three months ended March 31, 2024, we incurred a net loss from continuing operations of approximately $807,000, a decrease in the net loss of approximately $302,000, compared to a net loss of approximately $1,109,000 during the three months ended March 31, 2023.

Discontinued Operations

For the three months ended March 31, 2023, loss from discontinued operations was approximately $11,730 consisting of general and administrative expenses. There was no activity for the three months ended March 31, 2024

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$97	$628
Working deficiency from continuing operations	$1,753	$1,107

Our principal sources of liquidity are our cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any. As of March 31, 2024, we had cash and cash equivalents of $97,108 compared to cash and cash equivalents of $627,641 at December 31, 2023. We had an accumulated deficit of $100,694,550 at March 31, 2024.

In January 2024, the Company issued 40,217 shares of its common stock to Tumim Stone Capital, in connection with its committed equity line program, at a price of approximately $2.36 per share for aggregate gross proceeds of $95,104.

Subsequent to the end of the quarter, in April 2024, the Company issued 46,442 shares of its common stock to Tumim Stone Capital, in connection with its committed equity line program, at a price of approximately $1.56 per share for aggregate gross proceeds of $70,168.

Subsequent to the end of the quarter, in May 2024, the Company issued 138,226 shares of its common stock to Tumim Stone Capital, in connection with its committed equity line program, at a price of approximately $1.27 per share for aggregate gross proceeds of $169,717.

We continue to focus on our overall profitability by altering our strategies in targeting new clients and reducing operating and overhead expenses. We have continued to generate negative cash flows from operations, and we expect to incur net losses for the foreseeable future and this may have an effect on our liquidity and financial position. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We are closely monitoring operating costs and capital requirements. Our Management continues to contain and reduce costs, through personnel reductions, replacing and negotiating with certain vendors, and implementing technology to reduce manual time spent on routine operations. If we are still not successful in sufficiently reducing our costs further, we may then need to dispose of our other assets or discontinue business lines.

Our cash and cash equivalents at March 31, 2024 and cash flow from operations may not be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2024, without the need to increase revenues, or raise capital by the issuance of common stock, including through our line of equity or private placements. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Our PDN Network sells recruitment services to employers, generally on a 30-to-90-day period or a one-year contract basis. This revenue is also deferred and recognized over the period of the contract. Our payment terms for PDN Network customers range from 30 to 90 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Our NAPW Network collects membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve-month period. We also offer monthly membership for IAW USA for which we collect a fee on a monthly basis. RemoteMore generates revenue by providing contracted programmers to assist customers with their software solutions through customized software development. Customers are charged for the period the work is performed and payment terms are typically net 10 days.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash provided by (used in) continued operations
Operating activities	$(543)	$(394)
Investing activities	(83)	(548)
Financing activities	95	700
Cash provided by (used in) discontinued operations	-	(30)
Net increase (decrease) in cash and cash equivalents	$(531)	$(242)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of March 31, 2024 and December 31, 2023, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the three months ended March 31, 2024, was approximately $543,000. We had a net loss from continuing operations of approximately $807,000 during the three months ended March 31, 2024, which included stock-based compensation expense of approximately $83,000, depreciation and amortization expense of approximately $52,000, allowance for credit losses of approximately $32,000, and noncash lease expense of $23,000. Changes in operating assets and liabilities provided approximately $168,000 of cash during the three months ended March 31, 2024

Net cash used in operating activities from continuing operations during the three months ended March 31, 2023, was approximately $394,000. We had a net loss from continuing operations of approximately $1,109,000 during the three months ended March 31, 2023, which included stock-based compensation expense of approximately $33,000, depreciation and amortization expense of approximately $133,000, and noncash lease expense of $23,000which was partially offset by deferred tax benefit of approximately $11,000. Changes in operating assets and liabilities provided approximately$529,000 of cash during the three months ended March 31, 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024, was approximately $83,000 which consisted of investments in developed technology and computer equipment purchases.

Net cash used in investing activities during the three months ended March 31, 2023, was approximately $548,000 which consisted of $400,000 related to the acquisition of Expo Experts, $117,000 related to additional investment in RemoteMore, and $32,000 related to investments in developed technology and computer equipment purchase.

Net Cash Provided by Financing Activities

Net cash provided in financing activities during the three months ended March 31, 2024 was approximately $95,000 representing the proceeds from the sale of restricted stock.

Net cash provided in financing activities during the three months ended March 31, 2023 was approximately $700,000 representing the proceeds from the sale of restricted stock.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three months ended March 31, 2024 and 2023, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Loss from Continuing Operations, net of tax	$(807)	$(1,109)
Stock-based compensation	83	33
Loss attributable to noncontrolling interest	15	52
Depreciation and amortization	52	133
Other (expense) income, net	2	(7)
Income tax expense (benefit)	2	(11)
Adjusted EBITDA	$(653)	$(909)

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

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the three months ended March 31, 2024 and 2023, we recorded approximately 6% and 10% of our recruitment services revenue from this alliance sales relationship.

Lease Obligations

We lease office space under a non-cancelable operating lease that expires in September 2027. Our facility lease provides for periodic rent increases and contain escalation clauses and renewal options. Our lease terms include options to extend the lease.

We recognize operating lease expense on a straight-line basis over the lease term and variable lease payments are expensed as incurred. Lease costs are primarily recorded within SG&A expenses in the Company's consolidated statements of loss and comprehensive loss.

We determine if a contract contains a lease at lease inception. If the borrowing rate implicit in the lease is not determinable, we use its incremental borrowing rate ("IBR") based on information available at lease commencement including prevailing financial market conditions to determine the present value of future lease payments. We have elected the option to combine lease and non-lease components as a single component for our entire population of lease assets.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This update will be applied retrospectively for all prior periods presented in the financial statements.

In December 2023, the FASB issued ASU 2023-09, which is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 primarily enhances and expands both the annual income tax rate reconciliation disclosure and the annual income taxes paid disclosure. This update is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis, with early adoption permitted.

We are currently evaluating the impact of the adoption of these standards on our disclosures.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2024, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on March 31, 2024.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A, “Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1*	Common Stock Purchase Agreement dated June 30, 2023 between the Company and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2023).

10.2*	Stock Purchase Agreement dated March 13, 2023 between the Company and Yiran Gu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).

10.3*	Stock Purchase Agreement dated December 10, 2023 between the Company and Cosmic Forward Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* These exhibits were erroneously linked in our recent Form 10-K filed with the SEC on March 29, 2024 and have been included in this exhibit list with the correct links to their respective filings in accordance with Instruction 2 to Rule 105(d) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: May 15, 2024	By:	/s/ Larry Aichler
	Name:	Larry Aichler
	Title:	Chief Financial Officer