Form 10-Q
period 2024-06-30
Professional Diversity Network, Inc.
filed 2024-08-13
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

There were 12,741,285 shares outstanding of the registrant’s common stock as of August 13, 2024.

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

●	our inability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses;
●	our history of operating losses;
●	our limited operating history in a new and unproven market;
●	increasing competition in the market for online professional networks;
●	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
●	our ability to adapt to changing technologies and social trends and preferences;
●	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
●	our ability to obtain and maintain intellectual property protection;
●	any future litigation regarding our business, including intellectual property claims;
●	general and economic business conditions; and
●	legal and regulatory developments.

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors” of our Annual Report for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on March 29, 2024 (the "2023 Annual Report") for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE three and six months ended June 30, 2024

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2024	December 31, 2023
	(Unaudited)
Current Assets:
Cash and cash equivalents	$619,311	$627,641
Accounts receivable, net	832,213	1,134,067
Other receivables	50,977	50,000
Prepaid expense and other current assets	535,255	556,698
Total current assets	2,037,756	2,368,406

Property and equipment, net	35,706	42,043
Capitalized technology, net	289,930	186,103
Goodwill	1,417,753	1,417,753
Intangible assets, net	170,660	225,848
Right-of-use assets	263,237	298,485
Security deposits	49,755	66,340
Long-term restricted cash	184,055	184,055
Other assets	1,350,000	1,537,499
Total assets	$5,798,852	$6,326,532

Current Liabilities:
Accounts payable	$585,906	$524,854
Accrued expenses	824,555	867,884
Deferred revenue	2,055,784	1,999,841
Lease liability, current portion	83,877	82,652
Total current liabilities	3,550,122	3,475,231

Lease liability, non-current portion	239,585	283,060
Total liabilities	3,789,707	3,758,291

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 12,741,809 and 11,452,532 shares issued as of June 30, 2024 and December 31, 2023, and 12,741,285 and 11,452,008 shares outstanding as of June 30, 2024 and December 31, 2023.	127,413	114,520
Additional paid in capital	103,612,740	102,873,474
Accumulated deficit	(101,247,697)	(99,902,718)
Treasury stock, at cost; 524 and 524 shares at June 30, 2024 and December 31, 2023	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	2,455,339	3,048,159
Noncontrolling interest	(446,194)	(479,918)
Total stockholders’ equity	2,009,145	2,568,241
Total liabilities and stockholders’ equity	$5,798,852	$6,326,532

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Membership fees and related services	$108,355	$136,235	$235,701	$265,158
Recruitment services	1,145,278	1,076,023	2,249,049	2,179,418
Contracted software development	428,881	603,444	913,842	1,301,710
Consumer advertising and marketing solutions	7,946	25,523	18,710	50,148
Total revenues	1,690,460	1,841,225	3,417,302	3,796,434

Costs and expenses:
Cost of revenues	626,345	765,241	1,279,236	1,839,722
Sales and marketing	771,939	1,116,085	1,601,897	1,937,588
General and administrative	819,613	1,244,005	1,814,131	2,297,236
Depreciation and amortization	54,913	147,159	107,314	279,933
Total costs and expenses	2,272,810	3,272,490	4,802,578	6,354,479

Loss from continuing operations	(582,350)	(1,431,265)	(1,385,276)	(2,558,045)

Other income (expense)
Interest and other income	(112)	497	(1,848)	7,081
Other income (expense), net	(112)	497	(1,848)	7,081

Loss before income tax expense (benefit)	(582,462)	(1,430,768)	(1,387,124)	(2,550,964)
Income tax expense (benefit)	3,781	950	6,271	(9,923)
Loss from continuing operations, net of tax	(586,243)	(1,431,718)	(1,393,395)	(2,541,041)
Loss from discontinued operations	-	(6,078)	-	(17,808)
Net loss including non-controlling interests	(586,243)	(1,437,796)	(1,393,395)	(2,558,849)
Net loss attributable to non-controlling interests	33,096	25,216	48,416	77,342
Net loss attributable to Professional Diversity Network, Inc.	$(553,147)	$(1,412,580)	$(1,344,979)	$(2,481,507)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(553,147)	$(1,412,580)	$(1,344,979)	$(2,481,507)
Foreign currency translation adjustments	-	(9,437)	-	(6,868)
Comprehensive loss, net of tax	$(553,147)	$(1,422,017)	$(1,344,979)	$(2,488,375)

Basic and diluted loss per share:
Net loss per share	$(0.05)	$(0.14)	$(0.12)	$(0.25)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	11,650,830	10,387,359	11,561,343	10,149,410

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2024	11,452,008	$114,520	$102,873,474	$(99,902,718)	524	$(37,117)	$-	$(479,918)	$2,568,241
Sale of common stock	1,224,885	12,249	817,740	-	-	-	-	-	829,989
Share-based compensation	64,392	644	109,026	-	-	-	-	-	109,670
Amortization of funding commitment	-	-	(187,500)	-	-	-	-	-	(187,500)
Changes in noncontrolling interests	-	-	-	-	-	-	-	82,140	82,140
Net loss	-	-	-	(1,344,979)	-	-	-	(48,416)	(1,393,395)
Balance at June 30, 2024	12,741,285	$127,413	$103,612,740	$(101,247,697)	524	$(37,117)	$-	$(446,194)	$2,009,145

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2023	10,367,431	$103,675	$101,728,600	$(98,382,540)	530,945	$(892,482)	$(10,986)	$(237,243)	$2,309,024
Sale of common stock	803,106	8,031	2,691,969	-	-	-	-	-	2,700,000
Commitment fee	176,222	1,762	748,238	-	-	-	-	-	750,000
Issuance of common stock	99,339	993	199,007	-	-	-	-	-	200,000
Share-based compensation	67,963	680	62,576	-	-	-	-	-	63,256
Stock buyback plan	(530,421)	(5,304)	(850,061)	-	(530,421)	855,365	-	-	-
Investment in subsidiary	-	-	(95,656)	-	-	-	-	-	(95,656)
Translation adjustments	-	-	-	-	-	-	(6,868)	-	(6,868)
Net loss	-	-	-	(2,481,507)	-	-	-	(77,342)	(2,558,849)
Balance at June 30, 2023	10,983,640	$109,837	$104,484,673	$(100,864,047)	524	$(37,117)	$(17,854)	$(314,585)	$3,360,907

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Loss from continuing operations	$(1,393,395)	$(2,541,041)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	107,314	279,933
Deferred income taxes	-	(9,923)
Noncash lease expense	45,695	45,692
Stock-based compensation expense	109,670	63,256
Allowance for credit losses	36,250	832
Amortization of commitment funding	(187,500)	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	265,604	467,460
Prepaid expenses and other current assets	227,852	219,566
Accounts payable	61,051	479,816
Accrued expenses	(43,329)	50,725
Lease liability	(52,697)	(51,471)
Deferred revenue	55,943	116,188
Net cash used in operating activities - continuing operations	(767,542)	(878,967)
Net cash used in operating activities - discontinued operations	-	(30,513)
Net cash used in operating activities	(767,542)	(909,480)

Cash flows from investing activities:
Payments for technology developed	(150,944)	(61,200)
Purchases of property and equipment	(1,973)	(8,375)
Acquisition of assets of Expo Experts	-	(400,000)
Additional acquisition of equity interest in RemoteMore USA, Inc.	-	(351,633)
Net cash used in investing activities	(152,917)	(821,208)

Cash flows from financing activities:
Proceeds from the sale of common stock	829,989	2,700,000
Proceeds from noncontrolling interests	82,140	-
Net cash provided by (used in) financing activities	912,129	2,700,000

Effect of exchange rate fluctuations on cash and cash equivalents	-	594
Net decrease in cash and cash equivalents	(8,330)	969,906
Cash, cash equivalents, beginning of period	627,641	1,236,771
Cash and cash equivalents, end of period	619,311	2,206,677

Supplemental disclosures of other cash flow information:
Non-cash stock issuance	$-	$200,000
Cash paid for income taxes	$-	$-

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

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location. As of June 30, 2024, PDN, Inc. owned 72.62% of RemoteMore USA, Inc. (“RemoteMore USA” or “RemoteMore”). The Company consolidates RemoteMore USA’s operations into its consolidated financial statements.

2. Going Concern and Management’s Plans

At June 30, 2024, the Company’s principal sources of liquidity were its cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any.

The Company had an accumulated deficit of $101,247,697 at June 30, 2024. During the six months ended June 30, 2024, the Company generated a loss from continuing operations, net of tax, of $1,393,395. During the six months ended June 30, 2024, the Company used cash in continuing operations of $767,542. At June 30, 2024, the Company had a cash balance of $619,311. Total revenues were $3,417,302 and $3,796,434 for the six months ended June 30, 2024 and 2023, respectively. The Company had a working capital deficit from continuing operations of $1,512,366 and $1,106,825 at June 30, 2024 and December 31, 2023. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash on hand and cash flow from operations may not be sufficient to meet our working capital requirements through the fiscal period ending December 31, 2024. In order to accomplish our business plan objectives, the Company will need to increase revenues, raise capital through the issuance of common stock through its line of equity or otherwise, continue its cost reduction efforts, or enter into a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be available on acceptable terms.

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

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	June 30, 2024	December 31, 2023

Balance, beginning of period	$66,526	$102,515
Provision for credit losses	36,250	(15,761)
Write-offs	(8,908)	(20,228)
Balance, end of period	$93,868	$66,526

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets.

Other Receivables – Other receivables represent amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024 and December 31, 2023, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the six months ended June 30, 2024 and 2023 was approximately $5,009 and $5,018 and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

Long-Term Restricted Cash – Long-term restricted cash of approximately $184,000 is related to a frozen Chinese bank account that has previously been included in long-term assets from discontinued operations (see Discontinued Operations below).

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

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statements of operations. For the six months ended June 30, 2023, loss from discontinued operations was approximately $17,808 consisting of general and administrative expenses. There was no activity for the six months ended   June 30, 2024.

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three and six months ended June 30, 2024, the Company incurred advertising and marketing expenses of approximately $222,162 and $457,625. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At June 30, 2024 and December 31, 2023, there were no prepaid advertising expenses recorded in the accompanying consolidated balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no deferred tax liabilities, as of June 30, 2024, recorded in the accompanying consolidated balance sheets. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2024.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended June 30, 2024 and 2023 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of June 30,
	2024	2023

Stock options	30,000	28,063
Unvested restricted stock	251,865	30,488
Total dilutive securities	281,865	58,551

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

The Company is currently evaluating the impact of the adoption of these standards on our disclosures.

4. Business Combinations

RemoteMore

The Company acquired an initial 45.62% interest in RemoteMore, a software developer recruiting company in 2021 for approximately $1.36 million. During 2022 and 2023, an additional 27% interest was acquired for approximately $352,000 for a total of 72.62% interest in RemoteMore as of June 30, 2024. On April 30, 2024, the Company and the minority group made an aggregate $300,000 capital injection while maintaining the same percentage of control of interest.

Expo Experts

In January 2023, the Company purchased the assets and operations of Expo Experts, LLC (“Expo Experts”), an Ohio limited liability company, for a total consideration of $600,000 funded by the payment of $400,000 in cash and the issuance of restricted shares of PDN common stock valued at $200,000. Expo Experts specializes in producing premier face-to-face and virtual recruiting events for Engineering, Technology and Security Clearance positions, as well as being designed to attract diverse candidates who may also have STEM-based backgrounds. The Company has integrated Expo Experts' business into our event sales operation sector.

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

Revenue Concentration

The Company is in an alliance with another company to build, host, and manage the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the six months ended June 30, 2024 and 2023, the Company recorded approximately 6% and 10% of its recruitment services revenue from this alliance sales relationship.

Disaggregation of Revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 14 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of June 30, 2024 or  December 31, 2023

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of $2,055,784 and $1,999,841 are included in current deferred revenues, on the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

For the three months ended June 30, 2024 and 2023, we recognized revenue as follows:

	June 30,	June 30,
	2024	2023

Balance, beginning of period	$2,175,064	$2,191,244
Recognized revenue associated with contract liabilities	(1,243,015)	(1,183,935)
Amounts collected or invoiced	1,123,735	1,102,368
Balance, end of period	$2,055,784	$2,109,677

Revenue recognized associated with contract liabilities that were included at the beginning of this quarter was $916,740. Deferred revenue includes customer payments which are received prior to performing services and revenues are recognized upon the completion of these services. Annual membership fees collected at the time of enrollment are recognized as revenue ratably over the membership period, which are typically for a 12-month membership period.

Transaction Price Allocated to the Remaining Performance Obligations

The Company applies the optional exemptions and does not disclose: a) information about remaining performance obligations that have an original expected duration of one year or less, or b) transaction price allocated to unsatisfied performance obligations for which variable consideration is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with the series guidance.

The typical duration of all event related and other contracts is one year or less and, as a result, the Company applies the optional exemptions and does not disclose information about remaining performance obligations that have an original expected duration of one year or less.

6. Capitalized Technology

Capitalized Technology, net is as follows:

	June 30, 2024	December 31, 2023
Capitalized cost:
Balance, beginning of period	$186,103	$64,499
Additional capitalized cost	150,944	181,111
Provision for amortization	(47,117)	(59,507)
Balance, end of period	$289,930	$186,103

Amortization expense related to capitalized technology was approximately $24,150 and $12,900 for the three months ended June 30, 2024 and 2023, respectively, and was approximately $47,117 and $23,250 for the six months ended June 30, 2024 and 2023, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
June 30, 2024	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,111,904)	$19,052
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,136,181)	50,000
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,292)	208
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,518,932)	69,260
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$170,660

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2023	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,073,800)	$57,156
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,119,514)	66,667
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,875)	625
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,463,744)	124,448
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$225,848

As of June 30, 2024, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2024	$35,927
2025	33,333
Net Carrying Amount	$69,260

For the three months ended June 30, 2024 and 2023, amortization expense related to intangible assets was approximately $27,594 and $131,394, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

For the six months ended June 30, 2024 and 2023, amortization expense related to intangible assets was approximately $55,188 and $251,087, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

8. Long-term Investments

On September 27, 2022, the Company entered into a Stock Purchase Agreement (the “SPA”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta (the “Seller”).

Upon the execution of the SPA, the Company purchased 65,700 issued ordinary shares of Koala Crypto Limited (“KCL”) from Seller, representing 9% of the total issued share capital of KCL, and in exchange, the Company issued 863,392 shares of its common stock to Seller in a private placement (the “Consideration Shares”) valued at $1,350,000. The shares of KCL are recorded in the consolidated balance sheet as ‘other assets’.

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

9. Commitments and Contingencies

Lease Obligations - The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 7 years, commencing on October 1, 2020. The Company made approximately $52,697and $ 51,471of cash lease payments related to the office space for the six months ended June 30, 2024 and 2023, respectively. The weighted average remaining lease terms as of the six months ended June 30, 2024 and 2023, are 3.3 years and 4.3 years. The weighted average discount rate for operating leases for the six months ended June 30, 2024 and 2023, is 6%.

The present value of the remaining lease liabilities as of  June 30, 2024 are as follow:

Operating
2024	$53,309
2025	108,457
2026	110,908
2027	84,560
Total lease payments	357,234
Less: present value discount	33,772
Present value of lease liabilities	$323,462

As of June 30, 2024 and,  December 31, 2023, right of use assets were $263,237 and $298,485, and related lease obligations remaining, related to the Company's office lease, were $323,462 and $365,712, as recorded on the Company’s consolidated balance sheets.

Other

PDN China’s bank account, with a balance of approximately $184,000 as of June 30, 2024, was frozen by the Chinese government due to the Gatewang Case. The Company has classified this entire cash balance as long-term restricted cash presented on the consolidated balance sheets.

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

As of June 30, 2024, CFL beneficially holds shares of the Company’s outstanding common stock equal to approximately 21.1%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

11. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of June 30, 2024, the Company had 12,741,285 shares of common stock outstanding.

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

In the first quarter of 2024, the Company issued 40,217 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price of approximately $2.36 per share, resulting in aggregate gross proceeds of $95,104. In the second quarter of 2024, the Company issued 184,668 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $1.27 to $1.56 per share, resulting in aggregate gross proceeds of $239,885.

On June 28, 2024, the Company entered into a stock purchase agreement with Eighty-eight Investment LLC, a Delaware limited liability company wholly owned and controlled by Mr. Xin He, our Chief Executive Officer. This purchase of 1,000,000 shares of our common stock at a price of $0.495 per share provided aggregate proceeds of $495,000. The purchase price represented the last consolidated closing bid price on the Nasdaq Capital Market prior to the execution of the agreement, in accordance with the requirements of Nasdaq Listing Rule 5635(c) and applicable Nasdaq interpretations.

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

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2024 and 2023:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2024	33,063	$9.04	5.7	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(3,063)	-	-
Outstanding - June 30, 2024	30,000	$4.33	2.4	$-

Exercisable at June 30, 2024	30,000	$4.33	2.4	$-

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2023	33,063	$9.04	6.8	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - June 30, 2023	33,063	$9.04	6.2	$-

Exercisable at June 30, 2023	28,063	$9.91	6.0	$-

The Company recorded non-cash stock-based compensation expense of approximately $5,410 and $5,380 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2024 and 2023, respectively, pertaining to vesting of stock option awards.

Total unrecognized stock-based compensation expense related to unvested stock options at June 30, 2024 was approximately $5,410 and is expected to be recognized through the fourth quarter of 2024.

Restricted Stock

For the six months ended June 30, 2024 and 2023, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2024	117,334
Granted	251,865
Forfeited	(6,098)
Vested	(111,236)
Outstanding - June 30, 2024	251,865

Number of
Shares
Outstanding - January 1, 2023	69,114
Granted	30,490
Forfeited	-
Vested	(69,114)
Outstanding - June 30, 2023	30,490

The Company recorded non-cash stock-based compensation expense of $137,943 and $58,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2024 and 2023, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to 251,865 unvested restricted stock units at June 30, 2024 was approximately $119,863 and is expected to be fully recognized by the second quarter of 2025.

13. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended June 30, 2024 and 2023, the Company recorded income tax expense of $3,781 and an income tax expense of $950, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded income tax expense of $6,271 and an income tax benefit of $9,923, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of June 30, 2024. The valuation allowance at June 30, 2024 was $11,324,547. The net change in the valuation allowance during the six months ended June 30, 2024 was an increase of $567,141.

14. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, and (iii) RemoteMore. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for six months ended June 30, 2023. There was no reportable activity related to discontinued operation in the same period in fiscal 2024.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of June 30, 2024 and  December 31, 2023 and results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$108,355	$-	$-	$108,355
Recruitment services	1,145,278	-	-	-	1,145,278
Contracted software development	-	-	428,881	-	428,881
Consumer advertising and marketing solutions	7,946	-	-	-	7,946
Total revenues	1,153,224	108,355	428,881	-	1,690,460
Income (loss) from continuing operations	(37,783)	(32,239)	(120,272)	(392,056)	(582,350)
Depreciation and amortization	35,398	19,169	346	-	54,913
Income tax expense	3,781	-	-	-	3,781
Net loss from continuing operations	(41,062)	(32,251)	(120,874)	(392,056)	(586,243)

	As of June 30, 2024
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	151,400	19,052	208	-	170,660
Assets from continuing operations, net of intercompany eliminations	6,689,392	30,003	(920,543)	-	5,798,852

	Six Months Ended June 30, 2024
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$235,701	$-	$-	$235,701
Recruitment services	2,249,049	-	-	-	2,249,049
Contracted software development	-	-	913,842	-	913,842
Consumer advertising and marketing solutions	18,710	-	-	-	18,710
Total revenues	2,267,759	235,701	913,842	-	3,417,302
Income (loss) from continuing operations	(235,737)	(82,747)	(173,799)	(892,993)	(1,385,276)
Depreciation and amortization	69,211	37,410	693	-	107,314
Income tax expense (benefit)	5,421	-	850	-	6,271
Net income (loss) from continuing operations	(239,764)	(83,809)	(176,829)	(892,993)	(1,393,395)

	Three Months Ended June 30, 2023
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$136,235	$-	$-	$136,235
Recruitment services	1,076,023	-	-	-	1,076,023
Contracted software development	-	-	603,444	-	603,444
Consumer advertising and marketing solutions	25,523	-	-	-	25,523
Total revenues	1,101,546	136,235	603,444	-	1,841,225
Income (loss) from continuing operations	(454,402)	(133,179)	(80,737)	(762,947)	(1,431,265)
Depreciation and amortization	127,207	19,606	346	-	147,159
Income tax expense (benefit)	1,484	906	-	(1,440)	950
Net income (loss) from continuing operations	(455,429)	(134,085)	(80,697)	(761,507)	(1,431,718)

	As of December 31, 2023
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	168,067	57,156	625	-	225,848
Assets from continuing operations, net of intercompany eliminations	6,915,583	87,231	(676,282)	-	6,326,532

	Six Months Ended June 30, 2023
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$265,158	$-	$-	$265,158
Recruitment services	2,179,418				2,179,418
Contracted software development			1,301,710		1,301,710
Consumer advertising and marketing solutions	50,148				50,148
Total revenues	2,229,566	265,158	1,301,710	-	3,796,434
Income (loss) from continuing operations	(809,034)	(380,245)	(185,621)	(1,183,145)	(2,558,045)
Depreciation and amortization	239,967	39,273	693		279,933
Income tax expense (benefit)	(1,596)	(2,665)	850	(6,512)	(9,923)
Net income (loss) from continuing operations	(804,155)	(377,527)	(182,726)	(1,176,633)	(2,541,041)

15. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2023 Form 10-K.

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

	Six Months Ended June 30,
	2024	2023
Revenues:
Membership fees and related services	6.9%	7.0%
Recruitment services	65.8%	57.4%
Contracted software development	26.7%	34.3%
Consumer advertising and marketing solutions	0.6%	1.3%

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

Membership Fees and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly-owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” events which occur in a webcast setting, as well as through in-person networking local chapters. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits, as well as a mentorship match service and upgraded content. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of the membership. We offer to new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase.

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

	Six Months Ended June 30,
	2024	2023
Cost of revenues:
PDN Network	37.3%	26.0%
NAPW Network	1.1%	6.9%
RemoteMore	61.6%	67.1%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$109	$136	$(27)	(19.7)%
Recruitment services	1,145	1,076	69	6.4%
Contracted software development	429	604	(175)	(29.0)%
Consumer advertising and marketing solutions	7	25	(18)	(71.7)%
Total revenues	$1,690	$1,841	$(151)	(8.2)%

Total revenues for the three months ended June 30, 2024, decreased approximately $151,000, or 8.2%, to approximately $1,690,000 from approximately $1,841,000 during the same period in the prior year. The decrease was predominantly attributable to a reduction in demand for contracted software development of approximately $175,000, an approximate $27,000 decrease in membership and related service, and an approximate $18,000 decrease in consumer advertising and marketing solutions.

	Six Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$236	$265	$(29)	(10.9)%
Recruitment services	2,249	2,179	70	3.2%
Contracted software development	914	1,302	(388)	(29.8)%
Consumer advertising and marketing solutions	18	50	(32)	(64.1)%
Total revenues	$3,417	$3,796	$(379)	(10.0)%

Total revenues for the six months ended June 30, 2024, decreased approximately $379,000, or 10.0%, to approximately $3,417,000 from approximately $3,796,000 during the same period in the prior year. The decrease was predominantly attributable to a reduction in demand for contracted software development of approximately $388,000, an approximate $29,000 decrease in membership and related service, and an approximate $32,000 decrease in consumer advertising and marketing solutions.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,153	$1,102	$51	4.6%
NAPW Network	108	136	$(28)	(20.6)%
RemoteMore	429	603	$(174)	(28.8)%
Total revenues	$1,690	$1,841	$(151)	(8.2)%

During the three months ended June 30, 2024, our PDN Network generated approximately $1,153,000 in revenues compared to approximately $1,102,000 in revenues during the three months ended June 30, 2023, a increase of approximately $51,000 or 4.6%.

During the three months ended June 30, 2024, NAPW Network revenues generated approximately $108,000, compared to revenues of approximately $136,000 during the same period in the prior year, a decrease of approximately $28,000 or 20.6%.

During the three months ended June 30, 2024, RemoteMore revenue was approximately $429,000, compared to revenues of approximately $603,000 during the same period in the prior year, a decrease of approximately $174,000 or 28.8%. The decrease was predominantly attributable to a reduction in demand for contracted software development.

	Six Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$2,267	$2,229	$38	1.7%
NAPW Network	236	265	(29)	(10.9)%
RemoteMore	914	1,302	(388)	(29.8)%
Total revenues	$3,417	$3,796	$(379)	(10.0)%

During the six months ended June 30, 2024, our PDN Network generated approximately $2,267,000 in revenues compared to approximately $2,229,000in revenues during the six months ended June 30, 2023, a increase of approximately $38,000or 1.7%.

During the six months ended June 30, 2024, NAPW Network revenues generated approximately $236,000, compared to revenues of approximately $265,000during the same period in the prior year, a decrease of approximately $29,000or 10.9%.

During the six months ended June 30, 2024, RemoteMore revenue was approximately $914,000, compared to revenues of approximately $1,302,000during the same period in the prior year, a decrease of approximately $388,000 or 29.8%. The decrease was predominantly attributable to a reduction in demand for contracted software development.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$626	$766	$(140)	(18.3)%
Sales and marketing	772	1,116	(344)	(30.8)%
General and administrative	819	1,244	(425)	(34.2)%
Depreciation and amortization	55	147	(92)	(62.7)%
Total pre-tax cost and expenses:	$2,272	$3,273	$(1,001)	(30.6)%

	Six Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$1,279	$1,840	$(561)	(30.5)%
Sales and marketing	1,602	1,937	(335)	(17.3)%
General and administrative	1,814	2,297	(483)	(21.0)%
Depreciation and amortization	107	280	(173)	(61.7)%
Total cost and expenses:	$4,802	$6,354	$(1,552)	(24.4)%

Cost of revenues: Cost of revenues during the three months ended June 30, 2024 was approximately $626,000 a decrease of approximately $140,000, or 18.3%, from approximately $766,000 during the same period of the prior year. The decrease was predominantly due to an approximate $150,000 reduction in contracted software development costs directly related to the decrease in contracted revenue, approximately $6,000 of reduced payroll related costs, and approximately $16,000 increase of other costs of revenues.

Cost of revenues during the six months ended June 30, 2024 was approximately $1,279,000a decrease of approximately $561,000, or 30.5%, from approximately $1,840,000 during the same period of the prior year. The decrease was predominantly due to an approximate $348,000 reduction in contracted software development costs directly related to the decrease in contracted revenue, approximately $43,000 of reduced payroll related costs, and approximately $170,000 of reduced other costs of revenues.

Sales and marketing expense: Sales and marketing expense during the three months ended June 30, 2024 was approximately $772,000, a decrease of approximately $344,000, or 30.8%, from $1,116,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $128,000 reduction in third-party computer services, approximately $40,000 of reduced payroll related costs, $120,000 reduction in marketing and marketing related consulting costs, and approximately $56,000 of reduced other purchased services.

Sales and marketing expense during the six months ended June 30, 2024 was approximately $1,602,000, a decrease of approximately $335,000 or 17.3%, from $1,937,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $75,000 reduction in third-party computer services, approximately $49,000 of reduced payroll related costs, $166,000 reduction in marketing and marketing related consulting costs, and approximately $45,000 of reduced other purchased services.

General and administrative expense: General and administrative expenses decreased by approximately $425,000, or 34.2%, to approximately $819,000 during the three months ended June 30, 2024, as compared to approximately $1,244,000 the same period in the prior year. The decrease in expenses was predominantly due to reductions of approximately $88,000 of salaries and related benefit charges, $31,000 in insurance costs, $145,000 in financing costs, $97,000 in legal costs, $30,000 in third-party computer services, and $34,000 in other general and administrative costs.

General and administrative expenses decreased by approximately $483,000, or 21.0%, to approximately $1,814,000 during the six months ended June 30, 2024, as compared to approximately $2,297,000 during the same period in the prior year. The decrease in expenses was predominantly due to reductions of approximately $184,000 of salaries via the efforts of combining corporate positions and related benefit charges, $62,000 in insurance costs, $145,000 in financing costs, $127,000 in legal costs, and $43,000 in other general and administrative costs. Partially offsetting the decrease was an increase in discretionary share-based compensation of approximately $49,000, and approximately $29,000 in bad debt costs as compared to the same period in the prior year.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended June 30, 2024 was approximately $55,000, a decrease of approximately $92,000, compared to approximately $147,000 during the same period in the prior year. The decrease was primarily attributable to approximately $104,000 of amortization expense related to Expo Experts intangible assets, for which there were no comparable expenses in the current period, partially offset by amortization expense of approximately $12,000 related to amortization of capitalized technology, as compared to the same period in the prior year.

Depreciation and amortization expense during the six months ended June 30, 2024 was approximately $107,000, a decrease of approximately $173,000, compared to approximately $280,000during the same period in the prior year. The decrease was primarily attributable to approximately $196,000 of amortization expense related to Expo Experts intangible assets, for which there were no comparable expenses in the current period, partially offset by amortization expense of approximately $23,000 related to amortization of capitalized technology, as compared to the same period in the prior year.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)

PDN Network	$1,190	$1,556	$(366)	(23.5)%
NAPW Network	141	269	(128)	(47.6)%
RemoteMore	549	684	(135)	(19.7)%
Corporate Overhead	392	763	(371)	(48.6)%
Total costs and expenses:	$2,272	$3,272	$(1,000)	(30.6)%

	Six Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$2,503	$3,037	$(534)	(17.6)%
NAPW Network	318	645	$(327)	(50.7)%
RemoteMore	1,088	1,487	$(399)	(26.8)%
Corporate Overhead	893	1,185	$(292)	(24.6)%
Total costs and expenses:	$4,802	$6,354	$(1,552)	(24.4)%

For the three months ended June 30, 2024, costs and expenses related to our PDN Network segment decreased by approximately $366,000, or 23.5%, as compared to the same period in the prior year. The decrease is primarily a result of reductions of approximately $297,000 of sales and marketing costs, $110,000 of general and administrative costs, and $92,000 related to depreciation and amortization. Partially offsetting the decrease were increases in costs of revenues of approximately $133,000.

For the six months ended June 30, 2024, costs and expenses related to our PDN Network segment decreased by approximately $534,000, or 17.6%, as compared to the same period in the prior year. The decrease is primarily a result of reductions of approximately $1,000 related to costs of revenues, $232,000 of sales and marketing costs, $131,000 of general and administrative costs, and $170,000 related to depreciation and amortization.

For the three months ended June 30, 2024, costs and expenses related to the NAPW Network decreased by approximately $128,000, or 47.6%, as compared to the same period in the prior year. The decrease is predominantly due to a reduction in payroll related costs of approximately $11,000 as a result of the restructuring of the NAPW business unit in the same period of the prior year and $117,000 of other sales, marketing and general expenses due to increased cost containment.

For the six months ended June 30, 2024, costs and expenses related to the NAPW Network decreased by approximately $327,000, or 50.7%, as compared to the same period in the prior year. The decrease is predominantly due to a reduction in payroll related costs of approximately $113,000 as a result of the restructuring of the NAPW business unit in the same period of the prior year and $214,000 of other sales, marketing and general expenses due to increased cost containment.

For the three months ended June 30, 2024, cost and expenses related to RemoteMore decreased by approximately $135,000, or 19.7%, as compared to the same period in the prior year, predominantly consisting of decreases in contractor costs of approximately $150,000. Partially offsetting the decrease were increases in costs of approximately $15,000 related to other purchased services.

For the six months ended June 30, 2024, cost and expenses related to RemoteMore decreased by approximately $399,000, or 26.8%, as compared to the same period in the prior year, predominantly consisting of decreases in contractor costs of approximately $348,000, and other purchased services of approximately $11,000.

For the three months ended June 30, 2024, costs and expenses related to Corporate Overhead decreased by approximately $371,000, or 48.6%, as compared to the same period in the prior year. The decrease is predominantly a result of reduction of $145,000 in financing costs, $114,000 in legal costs, $51,000 in accounting costs, and $61,000 in other corporation expenses.

For the six months ended June 30, 2024, costs and expenses related to Corporate Overhead decreased by approximately $292,000, or 24.6%, as compared to the same period in the prior year. The decrease is predominantly a result of reduction of $145,000 in financing costs, $126,000 in legal costs, and $52,000 in other corporation expenses. Partially offsetting the decrease were increases in costs of approximately $31,000 related to accounting costs.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$4	$1	$3	300.0%

	Six Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$6	$(10)	$16	160.0%

During the three months ended June 30, 2024 and 2023, we recorded an income tax expense of approximately $4,000 and an income tax expense of approximately $1,000, respectively.

During the six months ended June 30, 2024 and 2023, we recorded an income tax expense of approximately $6,000and an income tax benefit of approximately $10,000, respectively.

Net loss from Continuing Operations, Net of Tax

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(41)	$(455)	$414	91.0%
NAPW Network	(32)	(134)	102	76.1%
RemoteMore	(121)	(81)	(40)	(49.4)%
Corporate Overhead	(392)	(762)	370	48.6%
Consolidated net loss from continuing operations, net of tax	$(586)	$(1,432)	$846	59.1%

	Six Months Ended June 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(239)	$(804)	$565	70.3%
NAPW Network	(84)	(378)	294	77.8%
RemoteMore	(177)	(183)	6	3.3%
Corporate Overhead	(893)	(1,176)	283	24.1%
Consolidated net loss from continuing operations, net of tax	$(1,393)	$(2,541)	$1,148	45.2%

Consolidated Net Loss from Continuing Operations, Net of Tax. As the result of the factors discussed above, during the three months ended June 30, 2024, we incurred a net loss from continuing operations of approximately $586,000, a decrease in the net loss of approximately $846,000, compared to a net loss of approximately $1,432,000 during the three months ended June 30, 2023. As the result of the factors discussed above, during the six months ended June 30, 2024, we incurred a net loss from continuing operations of approximately $1,393,000, a decrease in the net loss of approximately $1,148,000, compared to a net loss of approximately $2,541,000 during the six months ended June 30, 2023.

Discontinued Operations

For the six months ended June 30, 2023, loss from discontinued operations was approximately $17,808 consisting of general and administrative expenses. There was no activity in 2024.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$619	$628
Working deficiency from continuing operations	$1,512	$1,107

            Our principal sources of liquidity are our cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any. As of June 30, 2024, we had cash and cash equivalents of $619,311 compared to cash and cash equivalents of $627,641 at December 31, 2023. We had an accumulated deficit of $101,247,697 at June 30, 2024.

             In the first quarter of 2024, the Company issued 40,217 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price of approximately $2.36 per share, resulting in aggregate gross proceeds of $95,104. In the second quarter of 2024, the Company issued 184,668 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at prices between approximately $1.27 to $1.56 per share, resulting in aggregate gross proceeds of $239,885.

            On June 28, 2024, the Company entered into a stock purchase agreement with Eighty-eight Investment LLC, a Delaware limited liability company wholly owned and controlled by Mr. Xin He, our Chief Executive Officer. This purchase of 1,000,000 shares of our common stock at a price of $0.495 per share provided aggregate proceeds of $495,000.

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

Our cash and cash equivalents at June 30, 2024 and cash flow from operations may not be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2024, without the need to increase revenues, or raise capital by the issuance of common stock, including through our line of equity or private placements. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Our PDN Network sells recruitment services to employers, generally on a 30-to-90-day period or a one-year contract basis. This revenue is also deferred and recognized over the period of the contract. Our payment terms for PDN Network customers range from 30 to 90 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Our NAPW Network collects membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve-month period. We also offer monthly membership for IAW for which we collect a fee on a monthly basis. RemoteMore generates revenue by providing contracted programmers to assist customers with their software solutions through customized software development. Customers are charged for the period the work is performed and payment terms are typically net 10 days.

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash provided by (used in) continued operations
Operating activities	$(768)	$(878)
Investing activities	(153)	(822)
Financing activities	912	2,700
Effect of exchange rate fluctuations on cash and cash equivalents	-	1
Cash provided by (used in) discontinued operations	-	(31)
Net increase (decrease) in cash and cash equivalents	$(8)	$970

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of June 30, 2024 and December 31, 2023, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the six months ended June 30, 2024, was approximately $768,000. We had a net loss from continuing operations of approximately $1,393,000 during the six months ended June 30, 2024, which included stock-based compensation expense of approximately $110,000, depreciation and amortization expense of approximately $107,000, allowance for credit losses of approximately $36,000, and noncash lease expense of $46,000. Changes in operating assets and liabilities provided approximately $514,000 of cash during the six months ended June 30, 2024

Net cash used in operating activities from continuing operations during the six months ended June 30, 2023, was approximately $878,000. We had a net loss from continuing operations of approximately $2,541,000 during the six months ended June 30, 2023, which included stock-based compensation expense of approximately $63,000, depreciation and amortization expense of approximately $281,000, and noncash lease expense of $46,000 which was partially offset by deferred tax benefit of approximately $10,000. Changes in operating assets and liabilities provided approximately $1,282,000 of cash during the six months ended June 30, 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024, was approximately $153,000 which consisted of investments in developed technology and computer equipment purchases.

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

Net Cash Provided by Financing Activities

Net cash provided in financing activities during the six months ended June 30, 2024, was approximately $912,000 representing $830,000 in proceeds from the sale of common stock and $82,000 in proceeds from minority partners.

Net cash provided in financing activities during the six months ended June 30, 2023 was approximately $2,700,000 representing the proceeds from the sale of common stock.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023, the most directly comparable GAAP measure reported in our consolidated financial statements:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Loss from Continuing Operations, net of tax	$(586)	$(1,432)
Stock-based compensation	26	30
Loss attributable to noncontrolling interest	33	25
Depreciation and amortization	55	147
Other (expense) income, net	-	-
Income tax expense (benefit)	4	1
Adjusted EBITDA	$(468)	$(1,229)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Loss from Continuing Operations	$(1,393)	$(2,541)
Stock-based compensation	110	63
Litigation settlement reserve	-	-
Loss attributable to noncontrolling interest	48	77
Depreciation and amortization	107	280
Other (expense) income, net	2	(7)
Income tax expense (benefit)	6	(10)
Adjusted EBITDA	$(1,120)	$(2,138)

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the six months ended June 30, 2024 and 2023, we recorded approximately 6% and 10% of our recruitment services revenue from this alliance sales relationship.

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

              The company is currently evaluating the impact of the adoption of these standards on our disclosures.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2024, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as updated below, there have been no material changes from the risk factors previously disclosed in our 2023 Annual Report on Form 10-K.

If we are unable to regain and maintain compliance with Nasdaq continued listing standards, including maintenance of at least $2.5 million of stockholders’ equity and maintenance of a $1.00 minimum bid price, our common stock may be delisted from The Nasdaq Stock Market.

As we have previously disclosed, on May 21, 2024, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market because we reported stockholders’ equity of less than $2.5 million in our Quarterly Report on Form 10-Q for the period ended March 31, 2024, and we did not meet the alternative tests for market value of listed securities or net income from continuing operations. In accordance with the notice, within 45 days of receiving the letter, we submitted a plan to regain compliance with the minimum stockholders’ equity standard. If our plan to regain compliance is accepted, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notification letter to regain compliance (i.e., until November 17, 2024). There can be no assurance that our plan to regain compliance will be accepted.

On June 27, 2024, we received a separate notice that we were not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market because for the prior 30 consecutive trading days, the closing bid price of our common stock was below the $1.00 per share minimum required. Nasdaq listing rules provide for a compliance period of 180 calendar days (i.e., until December 24, 2024) in which to regain compliance. We will regain compliance if the closing bid price of our common stock is $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period. In the event we do not regain compliance, we may be eligible for additional time. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during a second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to the staff of Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting.

There can be no assurance that we will be able to regain compliance with these listing requirements and maintain our Nasdaq listing in the future. In the event we are unable to regain and maintain compliance with Nasdaq continued listing standards and our common stock is delisted from Nasdaq, it could likely lead to a number of negative implications, including an adverse effect on the price of our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing including through public or private sales of equity securities. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investors or interest in business development opportunities. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s continued listing standards, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s continued listing requirements.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1*	Professional Diversity Network 2023 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2023).

10.2	Stock Purchase Agreement dated June 28, 2024 between the Company and Eighty-eight Investment LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on July 1, 2024)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensation plan or arrangement. This exhibit was erroneously linked in our Form 10-K filed with the SEC on March 29, 2024 and has been included in this exhibit list with the correct link in accordance with Instruction 2 to Rule 105(d) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: August 13, 2024	By:	/s/ Megan Bozzuto
	Name:	Megan Bozzuto
	Title:	Interim Chief Financial Officer