Form 10-Q
period 2024-09-30
Professional Diversity Network, Inc.
filed 2024-11-14
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

There were 13,139,956 shares outstanding of the registrant’s common stock as of November 14, 2024.

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

●	our ability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses;
●	our history of operating losses;
●	our limited operating history in a new and unproven market;
●	increasing competition in the market for online professional networks;
●	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
●	our ability to adapt to changing technologies and social trends and preferences;
●	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
●	our ability to obtain and maintain intellectual property protection;
●	any future litigation regarding our business, including intellectual property claims;
●	our ability to achieve and maintain compliance with continued listing requirements of the Nasdaq Stock Market;
●	general and economic business conditions; and
●	legal and regulatory developments.

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors” of our Annual Report for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on March 29, 2024 (the "2023 Annual Report") and Part II, Item 1A, “Risk Factors” of this Quarterly Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE three and nine months ended September 30, 2024

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2024	December 31, 2023
	(Unaudited)
Current Assets:
Cash and cash equivalents	$133,677	$627,641
Accounts receivable, net	980,068	1,134,067
Other receivables	50,977	50,000
Prepaid expense and other current assets	399,626	556,698
Total current assets	1,564,348	2,368,406

Property and equipment, net	32,536	42,043
Capitalized technology, net	315,472	186,103
Goodwill	1,417,753	1,417,753
Intangible assets, net	143,067	225,848
Right-of-use assets	245,135	298,485
Security deposits	49,755	66,340
Long-term restricted cash	184,055	184,055
Other assets	1,350,000	1,537,499
Total assets	$5,302,121	$6,326,532

Current Liabilities:
Accounts payable	$655,718	$524,854
Accrued expenses	864,742	867,884
Deferred revenue	1,837,643	1,999,841
Lease liability, current portion	84,490	82,652
Total current liabilities	3,442,593	3,475,231

Lease liability, non-current portion	217,368	283,060
Total liabilities	3,659,961	3,758,291

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 13,140,480 and 11,452,532 shares issued as of September 30, 2024 and December 31, 2023, and 13,139,956 and 11,452,008 shares outstanding as of September 30, 2024 and December 31, 2023.	131,400	114,520
Additional paid in capital	103,663,372	102,873,474
Accumulated deficit	(101,652,742)	(99,902,718)
Treasury stock, at cost; 524 and 524 shares at September 30, 2024 and December 31, 2023	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	2,104,913	3,048,159
Noncontrolling interest	(462,753)	(479,918)
Total stockholders’ equity	1,642,160	2,568,241
Total liabilities and stockholders’ equity	$5,302,121	$6,326,532

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Membership fees and related services	$100,904	$135,145	$336,605	$400,303
Recruitment services	1,190,736	1,242,711	3,439,785	3,422,129
Contracted software development	389,873	604,996	1,303,715	1,906,706
Consumer advertising and marketing solutions	12,582	25,516	31,292	75,664
Total revenues	1,694,095	2,008,368	5,111,397	5,804,802

Costs and expenses:
Cost of revenues	696,521	923,641	1,975,757	2,763,363
Sales and marketing	634,590	912,665	2,236,487	2,850,253
General and administrative	731,001	1,352,308	2,545,132	3,649,544
Depreciation and amortization	55,895	148,722	163,209	428,655
Total costs and expenses	2,118,007	3,337,336	6,920,585	9,691,815

Loss from continuing operations	(423,912)	(1,328,968)	(1,809,188)	(3,887,013)

Other income (expense)
Interest and other income	2,308	1,746	460	8,827
Other income (expense), net	2,308	1,746	460	8,827

Loss before income tax expense (benefit)	(421,604)	(1,327,222)	(1,808,728)	(3,878,186)
Income tax expense (benefit)	-	(7,228)	6,271	(17,151)
Loss from continuing operations, net of tax	(421,604)	(1,319,994)	(1,814,999)	(3,861,035)
Loss from discontinued operations	-	(10,620)	-	(28,428)
Net loss including non-controlling interests	(421,604)	(1,330,614)	(1,814,999)	(3,889,463)
Net loss attributable to non-controlling interests	16,559	14,483	64,975	91,825
Net loss attributable to Professional Diversity Network, Inc.	$(405,045)	$(1,316,131)	$(1,750,024)	$(3,797,638)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(405,045)	$(1,316,131)	$(1,750,024)	$(3,797,638)
Foreign currency translation adjustments	-	1,173	-	(5,695)
Comprehensive loss, net of tax	$(405,045)	$(1,314,958)	$(1,750,024)	$(3,803,333)

Basic and diluted loss per share:
Net loss per share	$(0.03)	$(0.12)	$(0.15)	$(0.37)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	12,754,442	11,115,612	11,959,877	10,453,764

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2024	11,452,008	$114,520	$102,873,474	$(99,902,718)	524	$(37,117)	$-	$(479,918)	$2,568,241
Sale of common stock	1,623,556	16,236	933,754	-	-	-	-	-	949,990
Share-based compensation	64,392	644	137,394	-	-	-	-	-	138,038
Amortization of funding commitment	-	-	(281,250)	-	-	-	-	-	(281,250)
Changes in noncontrolling interests	-	-	-	-	-	-	-	82,140	82,140
Net loss	-	-	-	(1,750,024)	-	-	-	(64,975)	(1,814,999)
Balance at September 30, 2024	13,139,956	$131,400	$103,663,372	$(101,652,742)	524	$(37,117)	$-	$(462,753)	$1,642,160

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2023	10,367,431	$103,675	$101,728,600	$(98,382,540)	530,945	$(892,482)	$(10,986)	$(237,243)	$2,309,024
Sale of common stock	803,128	8,031	2,691,969	-	-	-	-	-	2,700,000
Commitment fee	176,200	1,762	748,238	-	-	-	-	-	750,000
Issuance of common stock	99,339	993	199,007	-	-	-	-	-	200,000
Share-based compensation	154,807	1,548	260,700	-	-	-	-	-	262,248
Stock buyback plan	(530,421)	(5,304)	(850,061)	-	(530,421)	855,365	-	-	-
Amortization of funding commitment			(93,750)						(93,750)
Investment in subsidiary	-	-	(95,656)	-	-	-	-	-	(95,656)
Translation adjustments	-	-	-	-	-	-	(5,695)	-	(5,695)
Net loss	-	-	-	(3,797,638)	-	-	-	(91,825)	(3,889,463)
Balance at September 30, 2023	11,070,484	$110,705	$104,589,047	$(102,180,178)	524	$(37,117)	$(16,681)	$(329,068)	$2,136,708

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Loss from continuing operations	$(1,814,999)	$(3,861,035)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	163,209	428,655
Deferred income taxes	-	(20,840)
Noncash lease expense	68,541	68,540
Stock-based compensation expense	138,038	262,248
Allowance for credit losses	4,431	1,895
Amortization of commitment funding	(281,250)	-
Loss on disposal of property, plant and equipment	1,329	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	149,569	411,971
Prepaid expenses and other current assets	360,180	350,844
Accounts payable	130,863	298,067
Accrued expenses	(3,142)	(152,067)
Lease liability	(79,045)	(77,207)
Deferred revenue	(162,198)	(126,294)
Net cash used in operating activities - continuing operations	(1,324,474)	(2,415,223)
Net cash used in operating activities - discontinued operations	-	(27,956)
Net cash used in operating activities	(1,324,474)	(2,443,179)

Cash flows from investing activities:
Payments for technology developed	(201,620)	(114,494)
Purchases of property and equipment	-	(12,456)
Acquisition of assets of Expo Experts	-	(400,000)
Additional acquisition of equity interest in RemoteMore USA, Inc.	-	(351,633)
Net cash used in investing activities	(201,620)	(878,583)

Cash flows from financing activities:
Proceeds from the sale of common stock	949,990	2,700,000
Proceeds from noncontrolling interests	82,140
Net cash provided by (used in) financing activities	1,032,130	2,700,000

Effect of exchange rate fluctuations on cash and cash equivalents	-	124
Net decrease in cash and cash equivalents	(493,964)	(621,638)
Cash, cash equivalents, beginning of period	627,641	1,236,771
Cash and cash equivalents, end of period	133,677	615,133

Supplemental disclosures of other cash flow information:
Non-cash stock issuance	$-	$200,000
Cash paid for income taxes	$-	$3,690

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

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location. As of September 30, 2024, PDN, Inc. owned 72.62% of RemoteMore USA, Inc. (“RemoteMore USA” or “RemoteMore”). The Company consolidates RemoteMore USA’s operations into its consolidated financial statements.

2. Going Concern and Management’s Plans

At September 30, 2024, the Company’s principal sources of liquidity were its cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any.

The Company had an accumulated deficit of $101,652,742 at September 30, 2024. During the nine months ended September 30, 2024, the Company generated a loss from continuing operations, net of tax, of $1,814,999. During the nine months ended September 30, 2024, the Company used cash in continuing operations of $1,324,474. At September 30, 2024, the Company had a cash balance of $133,677. Total revenues were $5,111,397 and $5,804,802 for the nine months ended September 30, 2024 and 2023, respectively. The Company had a working capital deficit from continuing operations of $1,878,245 and $1,106,825 at September 30, 2024 and December 31, 2023. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	September 30, 2024	December 31, 2023

Balance, beginning of period	$66,526	$102,515
Provision for credit losses	4,431	(15,761)
Write-offs	(15,070)	(20,228)
Balance, end of period	$55,887	$66,526

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets.

Other Receivables – Other receivables represent amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024 and December 31, 2023, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the nine months ended September 30, 2024 and 2023 was approximately $8,178 and $9,182 and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations. Depreciation expense during the three months September 30, 2024 and 2023 was approximately $3,169 and $4,163 and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

In December 2023, Management determined that there will be no further activity related to the operations in China and as a result, eliminated all balance sheet accounts in the consolidated balance sheets for the fiscal year ending December 31, 2023. This included the extinguishment of contract debt as allowed under Chinese business law that all aged liabilities with no claims beyond a certain time limit were no longer collectible by the counterparty and as such, management removed these liabilities from the balance sheet. Concurrently, remaining current assets were also written off. The results of operations for China are presented in the consolidated statements of operations and comprehensive loss as loss from discontinued operations. The Company has a bank account with a bank balance of approximately $184,000 that is currently in a frozen state due to the litigation related to the Company's former CEO. The Company had petitioned the Chinese courts in 2020 to return the funds to PDN; however at that time, the courts determined that they did not have the appropriate time to review PDN's request. Four years have elapsed and there has been no further activity on the case or notification to PDN regarding the bank account and related funds within. The amount is included in the consolidated balance sheets as long-term restricted cash. In fiscal 2025, the Company intends to re-engage its petition to the Chinese courts for the return of its funds.

All historical operating results for the Company’s China operations are included in a loss from discontinued operations, net of tax, in the accompanying consolidated statements of operations. For the nine months ended September 30, 2023, loss from discontinued operations was approximately $28,428 consisting of general and administrative expenses. There was no activity for the nine months ended September 30, 2024.

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three and nine months ended September 30, 2024, the Company incurred advertising and marketing expenses of approximately $148,839 and $606,464. These amounts are included in sales and marketing expenses in the accompanying statements of operations. At September 30, 2024 and December 31, 2023, there were no prepaid advertising expenses recorded in the accompanying consolidated balance sheets.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no deferred tax liabilities, as of September 30, 2024, recorded in the accompanying consolidated balance sheets. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2024.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended September 30, 2024 and 2023 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of September 30,
	2024	2023

Stock options	15,000	28,063
Unvested restricted stock	246,525	110,488
Total dilutive securities	261,525	138,551

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

4. Business Combinations

RemoteMore

The Company acquired an initial 45.62% interest in RemoteMore, a software developer recruiting company in 2021 for approximately $1.36 million. During 2022 and 2023, the Company acquired an additional 27% interest for approximately $352,000 for a total of 72.62% interest in RemoteMore as of September 30, 2024. On April 30, 2024, the Company and the minority group made an aggregate $300,000 capital injection while maintaining the same percentage of control of interest.

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

Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue:

Recruitment Services

The Company’s recruitment services revenue is derived from the Company’s agreements through single and multiple job postings, recruitment media, talent recruitment communities, basic and premier corporate memberships, hiring campaign marketing and advertising, e-newsletter marketing and outreach services. Recruitment revenue includes revenue recognized from direct sales to customers for recruitment services and events, as well as revenue from the Company’s direct e-commerce sales. Direct sales to customers are most typically a twelve-month contract for services and as such the revenue for each contract is recognized ratably over its twelve-month term. Event revenue is recognized in the period that the event takes place and e-commerce sales are for sixty to ninety-day job postings and the revenue from those sales are recognized when the service is provided. The Company’s recruitment services mainly consist of the following products:

●	On-line job postings to our diversity sites and to our broader network of websites including the NAACP, National Urban League, Kappa Alpha Psi, Phi Beta Sigma and many other partner organizations;
●	OFCCP job promotion and recordation services;
●	Diversity job fairs, both in person and virtual fairs; and
●	Diversity recruitment job advertising services.

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

Revenue Concentration

The Company is in an alliance with another company to build, host, and manage some of the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the nine months ended September 30, 2024 and 2023, the Company recorded approximately 5% and 9% of its recruitment services revenue from this alliance sales relationship. We are currently in the process of transitioning the management of these job boards and website operations in-house.

Disaggregation of Revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 14 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of September 30, 2024 or  December 31, 2023

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of $1,837,643 and $1,999,841 are included in current deferred revenues, on the consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

For the three months ended September 30, 2024 and 2023, we recognized revenue as follows:

	September 30,	September 30,
	2024	2023

Balance, beginning of period	$2,055,783	$2,109,677
Recognized revenue associated with contract liabilities	(1,288,991)	(1,359,744)
Amounts collected or invoiced	1,070,851	1,117,262
Balance, end of period	$1,837,643	$1,867,195

Revenue recognized associated with contract liabilities that were included at the beginning of this quarter was $994,649. Deferred revenue includes customer payments which are received prior to performing services and revenues are recognized upon the completion of these services. Annual membership fees collected at the time of enrollment are recognized as revenue ratably over the membership period, which are typically for a 12-month membership period.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	September 30, 2024	December 31, 2023
Capitalized cost:
Balance, beginning of period	$186,103	$64,499
Additional capitalized cost	201,619	181,111
Provision for amortization	(72,250)	(59,507)
Balance, end of period	$315,472	$186,103

Amortization expense related to capitalized technology was approximately $25,133 and $16,164 for the three months ended September 30, 2024 and 2023, respectively, and was approximately $72,250 and $39,993 for the nine months ended September 30, 2024 and 2023, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
September 30, 2024	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,144,514)	41,667
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,546,525)	41,667
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$143,067

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2023	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,073,800)	$57,156
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,119,514)	66,667
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,875)	625
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,463,744)	124,448
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$225,848

As of September 30, 2024, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2024	$8,333
2025	33,334
Net Carrying Amount	$41,667

For the three months ended September 30, 2024 and 2023, amortization expense related to intangible assets was approximately $27,593 and $128,393, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

For the nine months ended September 30, 2024 and 2023, amortization expense related to intangible assets was approximately $82,781 and $379,480, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

8. Long-term Investments

On September 27, 2022, the Company entered into a Stock Purchase Agreement (the “SPA”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta (the “Seller”).

Upon the execution of the SPA, the Company purchased 65,700 issued ordinary shares of Koala Crypto Limited (now renamed as QBSG Limited) from Seller, representing 9% of the total issued share capital of QBSG, and in exchange, the Company issued 863,392 shares of its common stock to Seller in a private placement (the “Consideration Shares”) valued at $1,350,000. The shares of QBSG are recorded in the consolidated balance sheet as ‘other assets’.

Upon execution of the SPA, the Company, the Seller and QBSG also entered into a Shareholders’ Agreement. The Shareholders’ Agreement imposes certain transfer restrictions on the Seller and the Company as shareholders of QBSG, provides for certain governance and approval rights among the parties, and gives the Company a put option with respect to its investment in QBSG in the event of a change of control of the Seller. At the same time, Alan Tak Wai Yau, an individual and the majority shareholder of Koala Capital Limited, which is the parent company of the Seller (“Koala Capital”), provided the Company with a share charge over 15 percent of the issued share capital of Koala Capital (the “Share Charge”) and Koala Capital provided the Company with a guaranty and indemnity (the “Guarantee”), which Share Charge and Guarantee were granted as security for a number of the Seller’s obligations as set forth therein including obtaining the lifting of the voluntary suspension of QBSG’s virtual financial assets license by the Malta Financial Services Authority (“MFSA”). Koala Capital had submitted and responded to all queries raised by the MFSA, and the authorization/supervision unit has approved its application.

9. Commitments and Contingencies

Lease Obligations - The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 7 years, commencing on October 1, 2020. The Company made approximately $79,045 and $77,207 of cash lease payments related to the office space for the nine months ended September 30, 2024 and 2023, respectively. The weighted average remaining lease terms as of the nine months ended September 30, 2024 and 2023, are 3 years and 4 years. The weighted average discount rate for operating leases for the nine months ended September 30, 2024 and 2023, is 6%.

The present value of the remaining lease liabilities as of  September 30, 2024 are as follow:

Operating
2024	$26,961
2025	108,457
2026	110,908
2027	84,560
Total lease payments	330,886
Less: present value discount	29,028
Present value of lease liabilities	$301,858

As of September 30, 2024 and,  December 31, 2023, right of use assets were $245,135 and $298,485, and related lease obligations remaining, related to the Company's office lease, were $301,858 and $365,712, as recorded on the Company’s consolidated balance sheets.

Other

PDN China’s bank account, with a balance of approximately $184,000 as of September 30, 2024, was frozen by the Chinese government due to the Gatewang Case. The Company has classified this entire cash balance as long-term restricted cash presented on the consolidated balance sheets.

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

As of September 30, 2024, CFL beneficially holds shares of the Company’s outstanding common stock equal to approximately 20.5%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

11. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of September 30, 2024, the Company had 13,139,956 shares of common stock outstanding.

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

In the first quarter of 2024, the Company issued 40,217 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price of approximately $2.36 per share, resulting in aggregate gross proceeds of $95,104. In the second quarter of 2024, the Company issued 184,668 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $1.27 to $1.56 per share, resulting in aggregate gross proceeds of $239,885. In the third quarter of 2024, there was no common stock issuance to Tumim Stone Capital.

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

On September 26, 2024, the Company entered into a stock purchase agreement with Yu Tian, an individual and a resident of the People’s Republic of China, in connection with the purchase by Ms. Tian of 398,671 shares of common stock at a price of approximately $0.301 per share for aggregate gross proceeds of $120,000.

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

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2024 and 2023:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2024	33,063	$9.04	5.7	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	(18,063)	-	-
Outstanding - September 30, 2024	15,000	$4.46	4.4	$-

Exercisable at September 30, 2024	15,000	$4.46	4.4	$-

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2023	33,063	$9.04	6.8	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - September 30, 2023	33,063	$9.04	6.0	$-

Exercisable at September 30, 2023	28,063	$9.91	5.7	$-

The Company recorded non-cash stock-based compensation expense of approximately $0 and $8,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2024 and 2023, respectively, pertaining to vesting of stock option awards.

There is no unrecognized stock-based compensation expense related to unvested stock options at September 30, 2024.

Restricted Stock

For the nine months ended September 30, 2024 and 2023, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2024	117,334
Granted	288,898
Forfeited	(48,471)
Vested	(111,236)
Outstanding - September 30, 2024	246,525

Number of
Shares
Outstanding - January 1, 2023	69,114
Granted	117,334
Forfeited	-
Vested	(69,114)
Outstanding - September 30, 2023	117,334

The Company recorded non-cash stock-based compensation expense of $138,038 and $262,248 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2024 and 2023, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to 246,525 unvested restricted stock units at September 30, 2024 was approximately $105,566 and is expected to be fully recognized by the second quarter of 2025.

13. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended September 30, 2024 and 2023, the Company recorded no income tax expense and an income tax benefit of $7,228, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded income tax expense of $6,271 and an income tax benefit of $17,151, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2024. The valuation allowance at September 30, 2024 was $11,368,001. The net change in the valuation allowance during the nine months ended September 30, 2024 was an increase of $43,454.

14. Segment Information

The Company operates in the following segments: (i) PDN Network, (ii) NAPW Network, and (iii) RemoteMore. The financial results of China Operations have been reclassified from the Company’s reportable segments to discontinued operations for nine months ended September 30, 2023. There was no reportable activity related to discontinued operation in the same period in fiscal 2024.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of September 30, 2024 and  December 31, 2023 and results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$100,904	$-	$-	$100,904
Recruitment services	1,190,736	-	-	-	1,190,736
Contracted software development	-	-	389,873	-	389,873
Consumer advertising and marketing solutions	12,582	-	-	-	12,582
Total revenues	1,203,318	100,904	389,873	-	1,694,095
Income (loss) from continuing operations	93,279	(38,996)	(73,139)	(405,056)	(423,912)
Depreciation and amortization	36,380	19,168	347	-	55,895
Income tax expense	-	-	-	-	-
Net loss from continuing operations	93,349	(38,996)	(70,901)	(405,056)	(421,604)

	As of September 30, 2024
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	143,067	-	-	-	143,067
Assets from continuing operations, net of intercompany eliminations	6,222,738	9,220	(929,837)	-	5,302,121

	Nine Months Ended September 30, 2024
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$336,605	$-	$-	$336,605
Recruitment services	3,439,785	-	-	-	3,439,785
Contracted software development	-	-	1,303,715	-	1,303,715
Consumer advertising and marketing solutions	31,292	-	-	-	31,292
Total revenues	3,471,077	336,605	1,303,715	-	5,111,397
Income (loss) from continuing operations	(142,458)	(121,743)	(246,938)	(1,298,049)	(1,809,188)
Depreciation and amortization	105,591	56,578	1,040	-	163,209
Income tax expense (benefit)	5,421	-	850	-	6,271
Net income (loss) from continuing operations	(146,415)	(122,805)	(247,730)	(1,298,049)	(1,814,999)

	Three Months Ended September 30, 2023
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$135,145	$-	$-	$135,145
Recruitment services	1,242,711	-	-	-	1,242,711
Contracted software development	-	-	604,996	-	604,996
Consumer advertising and marketing solutions	25,516	-	-	-	25,516
Total revenues	1,268,227	135,145	604,996	-	2,008,368
Income (loss) from continuing operations	(446,060)	(26,910)	(51,722)	(804,276)	(1,328,968)
Depreciation and amortization	127,702	20,673	347	-	148,722
Income tax expense (benefit)	(2,441)	(359)	-	(4,428)	(7,228)
Net income (loss) from continuing operations	(440,769)	(26,480)	(52,897)	(799,848)	(1,319,994)

	As of December 31, 2023
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	168,067	57,156	625	-	225,848
Assets from continuing operations, net of intercompany eliminations	6,915,583	87,231	(676,282)	-	6,326,532

	Nine Months Ended September 30, 2023
	PDN	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$400,303	$-	$-	$400,303
Recruitment services	3,422,129	-	-	-	3,422,129
Contracted software development	-	-	1,906,706	-	1,906,706
Consumer advertising and marketing solutions	75,664	-	-	-	75,664
Total revenues	3,497,793	400,303	1,906,706	-	5,804,802
Income (loss) from continuing operations	(1,255,094)	(407,155)	(237,343)	(1,987,421)	(3,887,013)
Depreciation and amortization	367,669	59,946	1,040	-	428,655
Income tax expense (benefit)	(4,037)	(3,024)	850	(10,940)	(17,151)
Net income (loss) from continuing operations	(1,244,924)	(404,007)	(235,623)	(1,976,481)	(3,861,035)

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

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Note Regarding Forward-Looking Statements” section of this Quarterly Report on Form 10-Q: Item 1A. Risk Factors of our 2023 Form 10-K and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for a discussion of these risks and uncertainties.

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

	Nine Months Ended September 30,
	2024	2023
Revenues:
Membership fees and related services	6.6%	6.9%
Recruitment services	67.3%	58.9%
Contracted software development	25.5%	32.9%
Consumer advertising and marketing solutions	0.6%	1.3%

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

	Nine Months Ended September 30,
	2024	2023
Cost of revenues:
PDN Network	41.2%	31.0%
NAPW Network	0.8%	5.1%
RemoteMore	58.0%	63.9%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$101	$135	$(34)	(25.2)%
Recruitment services	1,191	1,243	(52)	(4.2)%
Contracted software development	390	605	(215)	(35.5)%
Consumer advertising and marketing solutions	12	25	(13)	(52.0)%
Total revenues	$1,694	$2,008	$(314)	(15.6)%

Total revenues for the three months ended September 30, 2024, decreased approximately $314,000, or 15.6%, to approximately $1,694,000 from approximately $2,008,000 during the same period in the prior year. The decrease was predominantly attributable to a reduction in demand for contracted software development of approximately $215,000, an approximate $52,000 decrease in recruitment services, an approximate $34,000 decrease in membership and related service, and an approximate $13,000 decrease in consumer advertising and marketing solutions.

	Nine Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$337	$400	$(63)	(15.7)%
Recruitment services	3,440	3,422	18	0.5%
Contracted software development	1,304	1,907	(603)	(31.6)%
Consumer advertising and marketing solutions	30	76	(46)	(60.5)%
Total revenues	$5,111	$5,805	$(694)	(12.0)%

Total revenues for the nine months ended September 30, 2024, decreased approximately $694,000, or 12%, to approximately $5,111,000 from approximately $5,805,000 during the same period in the prior year. The decrease was predominantly attributable to a reduction in demand for contracted software development of approximately $603,000, an approximate $63,000 decrease in membership and related service, and an approximate $46,000 decrease in consumer advertising and marketing solutions.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$1,203	$1,268	(65)	(5.1)%
NAPW Network	101	135	(34)	(25.2)%
RemoteMore	390	605	(215)	(35.5)%
Total revenues	$1,694	$2,008	$(314)	(15.6)%

During the three months ended September 30, 2024, our PDN Network generated approximately $1,203,000 in revenues compared to approximately $1,268,000 in revenues during the three months ended September 30, 2023, a decrease of approximately $65,000, or 5.1%.

During the three months ended September 30, 2024, NAPW Network revenues generated approximately $101,000, compared to revenues of approximately $135,000 during the same period in the prior year, a decrease of approximately $34,000 , or 25.2%.

During the three months ended September 30, 2024, RemoteMore revenue was approximately $390,000, compared to revenues of approximately $605,000 during the same period in the prior year, a decrease of approximately $215,000, or 35.5%. The decrease was predominantly attributable to a reduction in demand for contracted software development.

	Nine Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$3,470	$3,498	$(28)	(0.8)%
NAPW Network	337	400	(63)	(15.7)%
RemoteMore	1,304	1,907	(603)	(31.6)%
Total revenues	$5,111	$5,805	$(694)	(12.0)%

During the nine months ended September 30, 2024, our PDN Network generated approximately $3,470,000 in revenues compared to approximately $3,498,000 in revenues during the nine months ended September 30, 2023, a decrease of approximately $28,000, or 0.8%.

During the nine months ended September 30, 2024, NAPW Network revenues generated approximately $337,000, compared to revenues of approximately $400,000 during the same period in the prior year, a decrease of approximately $63,000, or 15.7%.

              During the nine months ended September 30, 2024, RemoteMore revenue was approximately $1,304,000, compared to revenues of approximately $1,907,000 during the same period in the prior year, a decrease of approximately $603,000, or 31.6%. The decrease was predominantly attributable to a reduction in demand for contracted software development.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$697	$923	$(226)	(24.5)%
Sales and marketing	634	912	(278)	(30.5)%
General and administrative	731	1,353	(622)	(46.0)%
Depreciation and amortization	56	149	(93)	(62.4)%
Total pre-tax cost and expenses:	$2,118	$3,337	$(1,219)	(36.5)%

	Nine Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$1,976	$2,763	$(787)	(28.5)%
Sales and marketing	2,236	2,850	(614)	(21.5)%
General and administrative	2,545	3,650	(1,105)	(30.3)%
Depreciation and amortization	163	429	(266)	(62.0)%
Total cost and expenses:	$6,920	$9,692	$(2,772)	(28.6)%

Cost of revenues: Cost of revenues during the three months ended September 30, 2024 was approximately $697,000, a decrease of approximately $226,000, or 24.5%, from approximately $923,000 during the same period of the prior year. The decrease was predominantly due to an approximate $160,000 reduction in contracted software development costs directly related to the decrease in contracted revenue, approximately $45,000 reduction in event service costs, approximately $7,000 reduction in membership benefit costs, and approximately $14,000 decrease of other costs of revenues.

Cost of revenues during the nine months ended September 30, 2024 was approximately $1,976,000, a decrease of approximately $787,000, or 28.5%, from approximately $2,763,000 during the same period of the prior year. The decrease was predominantly due to an approximate $527,000 reduction in contracted software development costs directly related to the decrease in contracted revenue, approximately $64,000 reduction in event service costs, approximately $61,000 reduction in membership benefit costs, approximately $44,000 of reduced payroll related costs, and approximately $91,000 of reduced other costs of revenues.

Sales and marketing expense: Sales and marketing expense during the three months ended September 30, 2024 was approximately $634,000, a decrease of approximately $278,000, or 30.5%, from $912,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $27,000 reduction in third-party computer services, approximately $130,000 of reduced payroll related costs, $112,000 reduction in marketing and marketing related consulting costs, and approximately $9,000 of reduced other purchased services.

Sales and marketing expense during the nine months ended September 30, 2024 was approximately $2,236,000, a decrease of approximately $614,000, or 21.5%, from $2,850,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $92,000 reduction in third-party computer services, approximately $180,000 of reduced payroll related costs, $300,000 reduction in marketing and marketing related consulting costs, and approximately $42,000 of reduced other purchased services.

General and administrative expense: General and administrative expenses decreased by approximately $622,000, or 46.0%, to approximately $731,000 during the three months ended September 30, 2024, as compared to approximately $1,353,000 the same period in the prior year. The decrease in expenses was predominantly due to reductions of approximately $412,000 of salaries and related benefit charges, $19,000 in insurance costs, $25,000 in accounting and financing costs, $72,000 in legal costs, $26,000 in bad debt costs, $12,000 in travel costs, $8,000 in filing fees costs, and $48,000 in other general and administrative costs.

General and administrative expenses decreased by approximately $1,105,000, or 30.3%, to approximately $2,545,000 during the nine months ended September 30, 2024, as compared to approximately $3,650,000 during the same period in the prior year. The decrease in expenses was predominantly due to reductions of approximately $547,000 of salaries via the efforts of combining corporate positions and related benefit charges, $81,000 in insurance costs, $143,000 in financing and accounting costs, $199,000 in legal costs, $23,000 in travel costs, $33,000 in filing fees costs, and $79,000 in other general and administrative costs.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended September 30, 2024 was approximately $56,000, a decrease of approximately $93,000, compared to approximately $149,000 during the same period in the prior year. The decrease was primarily attributable to approximately $102,000 of amortization expense related to Expo Experts intangible assets, for which there were no comparable expenses in the current period, partially offset by amortization expense of approximately $9,000 related to amortization of capitalized technology, as compared to the same period in the prior year.

Depreciation and amortization expense during the nine months ended September 30, 2024 was approximately $163,000, a decrease of approximately $266,000, compared to approximately $429,000 during the same period in the prior year. The decrease was primarily attributable to approximately $296,000 of amortization expense related to Expo Experts intangible assets, for which there were no comparable expenses in the current period, partially offset by amortization expense of approximately $33,000 related to amortization of capitalized technology, as compared to the same period in the prior year.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)

PDN Network	$1,110	$1,716	$(606)	(35.3)%
NAPW Network	140	162	(22)	(13.6)%
RemoteMore	463	657	(194)	(29.5)%
Corporate Overhead	405	802	(397)	(49.5)%
Total costs and expenses:	$2,118	$3,337	$(1,219)	(36.5)%

	Nine Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$3,613	$4,754	$(1,141)	(24.0)%
NAPW Network	458	807	$(349)	(43.2)%
RemoteMore	1,551	2,144	$(593)	(27.7)%
Corporate Overhead	1,298	1,987	$(689)	(34.7)%
Total costs and expenses:	$6,920	$9,692	$(2,772)	(28.6)%

For the three months ended September 30, 2024, costs and expenses related to our PDN Network segment decreased by approximately $606,000, or 35.3%, as compared to the same period in the prior year. The decrease is primarily a result of reductions of approximately $43,000 related to costs of revenues, $263,000 of sales and marketing costs, $209,000 of general and administrative costs, and $91,000 related to depreciation and amortization.

For the nine months ended September 30, 2024, costs and expenses related to our PDN Network segment decreased by approximately $1,141,000, or 24.0%, as compared to the same period in the prior year. The decrease is primarily a result of reductions of approximately $43,000 related to costs of revenues, $494,000 of sales and marketing costs, $339,000 of general and administrative costs, and $265,000 related to depreciation and amortization.

For the three months ended September 30, 2024, costs and expenses related to the NAPW Network decreased by approximately $22,000, or 13.6%, as compared to the same period in the prior year. The decrease is predominantly due to a reduction in payroll related costs of approximately $2,000 as a result of the restructuring of the NAPW business unit in the same period of the prior year and $20,000 of other sales, marketing and general expenses due to increased cost containment.

For the nine months ended September 30, 2024, costs and expenses related to the NAPW Network decreased by approximately $349,000, or 43.2%, as compared to the same period in the prior year. The decrease is predominantly due to a reduction in payroll related costs of approximately $110,000 as a result of the restructuring of the NAPW business unit in the same period of the prior year and $239,000 of other sales, marketing and general expenses due to increased cost containment.

For the three months ended September 30, 2024, cost and expenses related to RemoteMore decreased by approximately $194,000, or 29.5%, as compared to the same period in the prior year, predominantly consisting of decreases in contractor costs of approximately $152,000, and $42,000 related to other purchased services.

For the nine months ended September 30, 2024, cost and expenses related to RemoteMore decreased by approximately $593,000, or 27.7%, as compared to the same period in the prior year, predominantly consisting of decreases in contractor costs of approximately $500,000, and $93,000 related to other purchased services.

For the three months ended September 30, 2024, costs and expenses related to Corporate Overhead decreased by approximately $397,000, or 49.5%, as compared to the same period in the prior year. The decrease is predominantly a result of reduction of $198,000 in payroll and bonus related costs, $76,000 in legal costs, $19,000 in accounting costs, and $104,000 in other corporation expenses.

For the nine months ended September 30, 2024, costs and expenses related to Corporate Overhead decreased by approximately $689,000, or 34.7%, as compared to the same period in the prior year. The decrease is predominantly a result of reduction of $388,000 in payroll and bonus related costs, $145,000 in financing costs, and $202,000 in legal costs. Partially offsetting the decrease were increases in costs of approximately $11,000 related to accounting costs, and $35,000 in other corporation expenses.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$-	$(7)	$7	300.0%

	Nine Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$6	$(17)	$23	160.0%

During the three months ended September 30, 2024 and 2023, we recorded an income tax expense of approximately $0 and an income tax benefit of approximately $7,000, respectively.

During the nine months ended September 30, 2024 and 2023, we recorded an income tax expense of approximately $6,000 and an income tax benefit of approximately $17,000, respectively.

Net loss from Continuing Operations, Net of Tax

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$93	$(441)	$534	121.1%
NAPW Network	(39)	(26)	(13)	(50.0)%
RemoteMore	(71)	(53)	(18)	(34.0)%
Corporate Overhead	(405)	(800)	395	49.4%
Consolidated net loss from continuing operations, net of tax	$(422)	$(1,320)	$898	68.0%

	Nine Months Ended September 30,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
PDN Network	$(146)	$(1,245)	$1,099	88.3%
NAPW Network	(123)	(404)	281	69.6%
RemoteMore	(248)	(236)	(12)	(5.1)%
Corporate Overhead	(1,298)	(1,976)	678	34.3%
Consolidated net loss from continuing operations, net of tax	$(1,815)	$(3,861)	$2,046	53.0%

Consolidated Net Loss from Continuing Operations, Net of Tax. As the result of the factors discussed above, during the three months ended September 30, 2024, we incurred a net loss from continuing operations of approximately $422,000, a decrease in the net loss of approximately $898,000, compared to a net loss of approximately $1,320,000 during the three months ended September 30, 2023. As the result of the factors discussed above, during the nine months ended September 30, 2024, we incurred a net loss from continuing operations of approximately $1,815,000, a decrease in the net loss of approximately $2,046,000, compared to a net loss of approximately $3,861,000 during the nine months ended September 30, 2023.

Discontinued Operations

For the nine months ended September 30, 2023, loss from discontinued operations was approximately $28,428 consisting of general and administrative expenses. There was no activity in 2024.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$134	$628
Working deficiency from continuing operations	$1,878	$1,107

            Our principal sources of liquidity are our cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any. As of September 30, 2024, we had cash and cash equivalents of $133,677 compared to cash and cash equivalents of $627,641 at December 31, 2023. We had an accumulated deficit of $101,652,742 at September 30, 2024.

             In the first quarter of 2024, the Company issued 40,217 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price of approximately $2.36 per share, resulting in aggregate gross proceeds of $95,104. In the second quarter of 2024, the Company issued 184,668 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at prices between approximately $1.27 to $1.56 per share, resulting in aggregate gross proceeds of $239,885. In the third quarter of 2024, there was no common stock issuance to Tumim Stone Capital.

            On June 28, 2024, the Company entered into a stock purchase agreement with Eighty-eight Investment LLC, a Delaware limited liability company wholly owned and controlled by Mr. Xin He, our Chief Executive Officer. This purchase of 1,000,000 shares of our common stock at a price of $0.495 per share provided aggregate proceeds of $495,000.

On September 26, 2024, the Company entered into a stock purchase agreement with Yu Tian, an individual and a resident of the People’s Republic of China, in connection with the purchase by Ms. Tian of 398,671 shares of common stock at a price of approximately $0.301 per share for aggregate gross proceeds of $120,000.

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

Our cash and cash equivalents at September 30, 2024 and cash flow from operations may not be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2024, without the need to increase revenues, or raise capital by the issuance of common stock, including through our line of equity or private placements. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Our PDN Network sells recruitment services to employers, generally on a 30-to-90-day period or a one-year contract basis. This revenue is also deferred and recognized over the period of the contract. Our payment terms for PDN Network customers range from 30 to 90 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Our NAPW Network collects membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve-month period. We also offer monthly membership for NAPW for which we collect a fee on a monthly basis. RemoteMore generates revenue by providing contracted programmers to assist customers with their software solutions through customized software development. Customers are charged for the period the work is performed and payment terms are typically net 10 days.

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash provided by (used in) continued operations
Operating activities	$(1,324)	$(2,415)
Investing activities	(202)	(879)
Financing activities	1,032	2,700
Effect of exchange rate fluctuations on cash and cash equivalents	-	-
Cash provided by (used in) discontinued operations	-	(28)
Net increase (decrease) in cash and cash equivalents	$(494)	$(622)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of September 30, 2024 and December 31, 2023, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2024, was approximately $1,324,000. We had a net loss from continuing operations of approximately $1,815,000 during the nine months ended September 30, 2024, which included stock-based compensation expense of approximately $138,000, depreciation and amortization expense of approximately $163,000, allowance for credit losses of approximately $4,000, and noncash lease expense of $69,000. Changes in operating assets and liabilities provided approximately $396,000 of cash during the nine months ended September 30, 2024.

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2023, was approximately $2,415,000. We had a net loss from continuing operations of approximately $3,861,000 during the nine months ended September 30, 2023, which included stock-based compensation expense of approximately $262,000, depreciation and amortization expense of approximately $429,000, and noncash lease expense of $69,000 which was partially offset by deferred tax benefit of approximately $21,000. Changes in operating assets and liabilities provided approximately $705,000 of cash during the nine months ended September 30, 2023.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024, was approximately $202,000 which consisted of investments in developed technology and computer equipment purchases.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2023, was approximately $879,000, which consisted of $400,000 related to the acquisition of Expo Experts, $352,000 related to additional investment in RemoteMore, and $127,000 related to investments in developed technology and computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided in financing activities during the nine months ended September 30, 2024, was approximately $1,032,000 representing $950,000 in proceeds from the sale of common stock and $82,000 in proceeds from minority partners.

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

The following table provides a reconciliation of Adjusted EBITDA to net loss from continuing operations, the most directly comparable GAAP measure reported in our consolidated financial statements, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Loss from Continuing Operations, net of tax	$(422)	$(1,320)
Stock-based compensation	28	199
Loss attributable to noncontrolling interest	17	14
Depreciation and amortization	56	149
Other (expense) income, net	(2)	(2)
Income tax expense (benefit)	-	(7)
Adjusted EBITDA	$(323)	$(967)

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Loss from Continuing Operations	$(1,815)	$(3,861)
Stock-based compensation	138	262
Loss attributable to noncontrolling interest	65	92
Depreciation and amortization	163	429
Other (expense) income, net	-	(9)
Income tax expense (benefit)	6	(17)
Adjusted EBITDA	$(1,443)	$(3,104)

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage some of our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the nine months ended September 30, 2024 and 2023, we recorded approximately 5% and 9% of our recruitment services revenue from this alliance sales relationship. We are currently in the process of transitioning the management of these job boards and website operations in-house.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2024, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2024.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of fiscal 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we have previously disclosed, on May 21, 2024, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market because we reported stockholders’ equity of less than $2.5 million in our Quarterly Report on Form 10-Q for the period ended March 31, 2024, and we did not meet the alternative tests for market value of listed securities or net income from continuing operations. In accordance with the notice, within 45 days of receiving the letter, we submitted a plan to regain compliance with the minimum stockholders’ equity standard. Based on the Nasdaq staff’s review of our plan, Nasdaq granted us an extension of 180 calendar days from the date of the notification letter to regain compliance (i.e., until November 17, 2024). If we regain compliance by November 17, 2024, Nasdaq will continue to monitor our ongoing compliance and, if at the time our next period report is filed with the SEC we do not evidence continued compliance, our common stock may be subject to delisting. In order to regain compliance, we will need to raise capital through the sale of equity securities. There can be no assurance that we will be able to regain compliance.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Stock Purchase Agreement dated September 26, 2024 between the Company and Yu Tian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on September 30, 2024)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: November 14, 2024	By:	/s/ Megan Bozzuto
	Name:	Megan Bozzuto
	Title:	Interim Chief Financial Officer