Form 10-K
period 2024-12-31
Professional Diversity Network, Inc.
filed 2025-03-31
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5,867,917 (based on the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 2,083,327 shares outstanding of the Registrant’s common stock as of March 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

true

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K

FOR THE YEAR ENDED December 31, 2024

PROFESSIONAL DIVERSITY NETWORK, INC.

PART I

Unless we specify otherwise, all references in this annual report on Form 10-K (the “Annual Report”) to “PDN,” “the Company,” “we,” “our,” and “us” refer to Professional Diversity Network, Inc., and its consolidated subsidiaries. This discussion contains forward-looking statements, which are based on our assumptions about the future of our business. Our actual results will likely differ materially from those contained in the forward-looking statements. Please read “Special Note Regarding Forward-Looking Statements” for additional information regarding forward-looking statements used in this Annual Report.

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

Effective March 13, 2025, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation in order to implement a 10-for-1 reverse stock split, through which each ten shares of common stock issued and outstanding were combined and changed into one share of common stock. All share amounts and share prices in this annual report on Form 10-K have been adjusted to give effect to the reverse stock split.

ITEM 1 - BUSINESS

Overview

The Company is a dynamic operator of professional networks with a focus on talent acquisition and professional development. Our networks provide access to a robust audience across multiple demographics. We serve a variety of such communities, including Women, Hispanic Americans, African Americans, Asian Americans, persons with disabilities, Military Professionals, and Lesbian, Gay, Bisexual, Transgender and Queer (LGBTQ+). Our goal is (i) to assist our registered users and members in their efforts to connect with like-minded individuals and identify career opportunities within the network and (ii) connect members with prospective employers while helping the employers address their workforce needs. We believe that the combination of our solutions allows us to approach recruiting and professional networking uniquely and thus create enhanced value for our members and clients.

PDN is a holding company and operates three business units:

●	TalentAlly, LLC is 100% owned and operated by PDN;
●	NAPW, Inc. is 100% owned and operated by PDN; and
●	RemoteMore USA, Inc. is 73% owned by PDN.

Environmental, Social and Governance

As a global developer and operator of online and in-person networks that provide access to networking, training, educational, and employment opportunities for diverse individuals, Professional Diversity Network, Inc. is striving to be at the forefront of fostering supportive and inclusive cultures in the workplace. We are committed to creating permanent, systemic changes that address social inequalities in our communities by providing avenues for employers and under-represented people to engage.

We are proud of our continued leadership in social stewardship. Our mission is to utilize the collective strength of our subsidiaries, members, partners, and unique proprietary platform to create opportunities for women, minorities, veterans, LGBTQ+ and persons with disabilities. This includes employment, networking, and professional development.

Through an online employee recruitment platform that leverages our affinity groups, we provide our employer clients with a means to identify and attract qualified talent, assist them with diversifying their talent pool, and comply with the Equal Employment Opportunity Office of Federal Contract Compliance Program.

We believe in maintaining a supportive and inclusive culture that values everyone’s talents, life experiences and backgrounds.

●	We are proud of the strength and diversity within our Board of Directors, comprised of 20% female directors and 80% of directors who are non-white as of December 31, 2024;
●	Two-third of our Audit Committee members are non-white males; and
●	Our Senior Management team is comprised of 25% female members and 50% non-white males.

The following table depicts a breakdown of the ethnicity of our full-time and part-time employees as of December 31, 2024:
Ethnicity	Female	Male	Total
Asian (not Hispanic or Latino)	3	3	6
Black or African American (not Hispanic or Latino)	2	1	3
Hispanic or Latino	3	3	6
White (not Hispanic or Latino)	17	11	28
Total	25	18	43

Our Strategy

We provide services for employers who want to attract diverse talent, individuals seeking to network on a professional level and job seekers who desire to improve their professional situation.

Our recruitment business provides additional value for our other business segments by providing our registered users and members access to employment opportunities at leading companies. We have focused our efforts on placing talent in IT, Finance, and similarly related fields.

Our strategy encompasses the following key elements:

●	Grow and diversify our member and client base;
●	Improve branding and brand awareness;
●	Utilize social media to effectively engage with the community;
●	Maximize revenue through synergies among the segments;
●	Launch new products and services;
●	Streamline infrastructure to capture efficiency; and
●

Continue to expand in diversity recruitment by growing our core offerings of recruitment advertising, Office of Federal Contract Compliance Programs (OFCCP) compliance offerings and our placement services.

We remain interested in pursuing acquisition and/or development opportunities that would increase returns of capital to our shareholders, such as our purchase of Expo Experts LLC and the purchase of an additional equity stake in RemoteMore USA, Inc. The timing, size, success and associated potential future capital commitments related to such opportunities are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. There can be no assurance that adequate debt and equity financing will be available on satisfactory terms.

Industry Overview

The diversity recruitment market is highly fragmented and is characterized by the following trends:

●

Regulatory Landscape on Diversity and Inclusion: Key Shifts and Legal Impacts. The regulatory environment surrounding diversity and inclusion in the workplace has evolved significantly through key government actions. In August 2011, President Obama signed Executive Order 13583 to promote diversity and inclusion within the federal workforce, requiring companies seeking federal contracts to demonstrate workforce diversity. Simultaneously, the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010 mandated that U.S. financial agencies create Offices of Minority and Women Inclusion (OMWI) to oversee diversity in management, employment, and contracting activities. However, under President Trump, an executive order was issued to terminate certain DEI programs, including those related to diversity, equity, and inclusion, within federal agencies and contracting. Despite this, the Dodd-Frank Act’s requirement for OMWIs remained unaffected, as Trump's order included a provision preserving the authority granted by law to agencies, thus ensuring that OMWIs continued to operate in financial sectors. Notably, while the SEC removed its DEI page in January 2024, its OMWI page remains intact, highlighting that the legal obligations for diversity in federal financial agencies remain in place despite broader political shifts.

●

Growing Ethnic Diversity of the U.S. Population and Labor Force. The demographic landscape of the United States continues to evolve, with significant shifts in the racial and ethnic composition of both the general population and the labor force. These changes underscore the importance of inclusive recruitment practices to effectively engage a diverse talent pool. As of January 1, 2025, the U.S. population reached approximately 341.1 million, reflecting a 0.78% increase from the previous year. The U.S. Census Bureau projects that by 2060, the Hispanic population will constitute about 30.6% of the total U.S. population, up from 19.1% in 2020. The African American population is expected to increase from 13.4% in 2020 to 14.7% in 2060, and the Asian American population from 5.9% to 8.5% over the same period. In 2023, the civilian labor force comprised approximately 161 million individuals aged 16 and older. Women represented about 47% of this workforce. White individuals made up 76% of the labor force in 2023, while Black or African American individuals constituted 13%, and Asian individuals accounted for 7%.  These demographic trends highlight the increasing representation of various racial and ethnic groups within the U.S. population and labor force. Employers are encouraged to adopt inclusive recruitment strategies to attract and retain talent from this diverse and growing pool.

●

Demographic Trend Toward Women’s Career Advancement. According to the U.S. Bureau of Labor Statistics, the number of women in the labor force in 2021 was approximately 75.7 million and is expected to increase to 77.2 million by 2024. Women accounted for 51.8% of all workers employed in management, professional, and related occupations in 2023, somewhat more than their share of total employment (46.9%). The share of women in specific occupations within this large category varied. For example, 30.6% of chief executives and 39.5% of lawyers were women, all increases from 2022, whereas 87.4% of registered nurses, 78.6% of elementary and middle school teachers, 57.0% of accountants and auditors, and 20.2% of software developers were women. The participation and advancement of women in the U.S. labor force have seen notable changes in recent years. As of January 2025, approximately 79 million women are active in the labor force, surpassing pre-pandemic levels by nearly 2 million. However, the labor force participation rate for women was 57.5% in January 2025, slightly below the pre-pandemic rate of 58.0% in February 2020. In 2023, women held 51.8% of professional occupations, exceeding their overall employment share of 47.1%.

Representation varied across specific roles:

•    Chief Executives: Approximately 30% were women.
•    Lawyers: Women comprised about 39.5%.
•    Registered Nurses: A significant 87.4% were women.
•    Elementary and Middle School Teachers: Women made up 78.6%.
•    Accountants and Auditors: 57.0% were women.
•    Software Developers: Women represented 20.2%.

Despite progress in certain areas, disparities persist. For every 100 men promoted from entry-level to manager positions, only 87 women receive similar promotions, with the gap widening for women of color. Additionally, while women constitute nearly half of the workforce, they hold only about 29% of C-suite leadership roles, often in positions less likely to lead to CEO appointments, such as human resources. These statistics highlight ongoing challenges in achieving gender parity in leadership and underscore the need for continued efforts to support women's career advancement across all sectors.

●

Rising Spending Power of Diverse Population. PDN segments are focused on providing professional enhancement tools to diverse Americans including women. We believe diverse professionals are underserved and represent a very strong opportunity to enhance our shareholders’ value. The Selig Center for Economic Growth, using data provided by the U.S. Census Bureau, the U.S. Bureau of Economic Analysis and other sources, estimates the nation’s total buying power (defined as total income after taxes) reached $13.9 trillion in 2016 and grew to $17.5 trillion by 2020 with minority groups making the fastest gains. For example, between 2010 and 2020, Asian-American buying power grew by 111% to $1.3 trillion; the buying power for those of Hispanic ethnicity grew by 87% to $1.9 trillion, Native American buying power grew by 67% to $140 billion, and African American buying power grew by 61% to $1.6 trillion. According to the University of Georgia's Selig Center for Economic Growth, the combined buying power of African American, Asian American, and Native American consumers represents nearly 17.5% of the total U.S. buying power in 2023, signifying a significant increase compared to previous years, with this group controlling almost $1 out of every $5.75 spent in the country.

●

Evolving Digital Connectivity and AI-Driven Networking. The digital landscape has rapidly transformed, with artificial intelligence (AI) and advanced algorithms reshaping how people connect, communicate, and collaborate online. The internet has evolved beyond a simple information hub into an interactive, intelligent, and personalized ecosystem, where AI enhances engagement and user experience.

AI-Powered Networking & Personalization Social and professional networking platforms now leverage AI to curate content, recommend connections, and facilitate smarter interactions based on user preferences and behavioral patterns. Machine learning algorithms analyze engagement trends to help professionals find relevant opportunities, build meaningful relationships, and expand their networks more efficiently than ever before.

The Rise of Generative AI & Virtual Communities With the rise of generative AI, digital networking is becoming more immersive and interactive. AI-powered assistants help professionals optimize their personal brands, craft compelling content, and streamline communication. Additionally, virtual communities are integrating AI-driven matchmaking and sentiment analysis, enabling users to connect with like-minded individuals and discover career opportunities in ways that were not possible before.

Future of Online Engagement The convergence of socialization, AI, and automation is redefining digital interactions. Networking platforms are integrating real-time AI-driven insights, voice-enabled search, and predictive analytics to create a more dynamic and engaging experience. As a result, professionals can leverage these advancements to build stronger networks, stay ahead in their industries, and unlock new opportunities with precision and speed. This shift marks a new era in online connectivity, where AI is not just a tool but a driving force in shaping the future of professional and social networking.

Our Solutions

We currently operate in three business segments comprised of: (i) TalentAlly, which maintains and operates job board software and hosts career fairs, (ii) National Association of Professional Women (“NAPW Network”), a professional networking organization that addresses personal and professional development opportunities for women, and (iii) RemoteMore USA (“RemoteMore”) which provides companies with talented engineers to provide solutions to their software needs. In 2018, we started transacting new NAPW Network memberships under the International Association of Women (“IAW”) brand in the USA. In 2024, we rebranded our Professional Diversity Network business to TalentAlly.

In 2024, our TalentAlly Network, NAPW Network and RemoteMore business units represented approximately 67%, 6%, and  27% of our gross revenues, respectively.

For financial information about our operating segments please see Note 15 of our Consolidated Financial Statements included in this Annual Report.

TalentAlly

Recruitment Solutions. The TalentAlly Network consists of several online professional job seeker communities dedicated to serving professionals in the United States and employers seeking to hire talent from a wide range of sources with many demographics represented. We use the word “professional” to describe any person interested in the Company’s websites or career fairs presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. Leveraging the power of our affinity job seeker groups, these professionals harness the Company’s relationships with employers and recruiters to help advance their careers. We operate these recruitment affinity groups within the following sectors: Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, and LGBTQ+. In addition, the Company also manages the job seeker websites and career fairs for prominent diverse membership-based organizations including but not limited to NAACP, National Urban League, and Kappa Alpha Psi. Employers and recruiters benefit from the Company’s relationship with these organizations, which allows them to access a large pool of qualified jobs seekers in a centralized manner.

Our TalentAlly Network has registered users for our recruitment services. We use the term “registered user” to describe a consumer who has affirmatively visited one of our properties, opted into an affinity group and provided us with demographic or contact information enabling us to match them with employers and/or jobs, and to sell them ancillary products and services. We expect that continued registered user growth of the TalentAlly Network will enable us to further develop our list of online professional diversity networking and career placement solutions. We currently provide access to our TalentAlly Network websites to registered users at no cost. The Company is always exploring various partnerships with other service providers to increase their offerings to both job seekers and employers. Our goal is to use an asset light approach to provide quality products and services, to increase our value to those we serve and drive additional capital without significant capital investments. In 2024, we entered into a partnership with AI Geo to leverage AI technology to enhance job seeker engagement through a mock interview platform.

             We offer employers of all sizes seeking to expand their talent, and to third-party recruiters (i) real-time solutions that deliver qualified talent from a large pool of candidates, (ii) advertising and promotion of their job opportunities to our networks, and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity OFCCP, including those of state and local governments. Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values. We use sophisticated technology to deliver recruitment advertising using internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites. As of December 31, 2024, we had approximately 300 enterprise companies and 1450 total customers utilizing our products and services.

             We offer employers of all sizes seeking to expand their talent, and to third-party recruiters (i) real-time solutions that deliver diverse talent, (ii) advertising and promotion of their job opportunities to our networks of diverse professionals and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity OFCCP, including those of state and local governments. Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values. We use sophisticated technology to deliver recruitment advertising using internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites. As of December 31, 2024, we had approximately 300 enterprise companies and 1450 total customers utilizing our products and services.

             Career Fairs. Through our events business, a part of our TalentAlly Network business segment, we produce premier face-to-face and virtual recruiting events we call Professional Diversity Career Fairs. The Company’s events help employers connect with a new marketplace of qualified professionals. We believe our events are the only events of their type endorsed by leading organizations such as the NAACP, National Urban League, Phi Beta Sigma and others. Participating employers range from Fortune 500 companies to federal, state and local agencies and from smaller employers to non-profit organizations, all of which seek a proactive approach to diversity recruiting. We also produce virtual and in-person career fairs as part of high-profile national events such as the NAACP National Convention, the Urban League National Conference and historically black sorority and fraternity conferences.

             In January 2023, through a newly formed wholly-owned subsidiary, we purchased the assets and operations of Expo Experts LLC (“Expo Experts”), an Ohio limited liability company. Expo Experts specializes in producing premier face-to-face and virtual recruiting events for Engineering, Technology and Security Clearance positions. We believe that this acquisition complements our current career fair business.

             PDNRecruits. We use matching and targeting technology to match members with our clients’ open jobs on a renewing month-to-month license basis, designed to provide the Company with increasing residual income as we add new clients and sell additional licenses. The PDNRecruits product is a significant step towards increasing online sales in a scalable and residual manner.

             TalentAlly Placement. As part of our robust suite of recruitment offerings for employers, the Company offers a contingent hiring solution. It is a pay-per-hire offering that charges a percentage of the first year’s annual salary plus bonus for candidates we source and they hire. We believe our superior brand positioning, large network of diverse talent and our vast employer relationships position us well for continued growth in this segment.

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

            We provide NAPW Network members with opportunities to network and develop valuable business relationships with other professionals through NAPW’s website, as well as at events hosted at local chapters across the United States. In March 2020, due to the COVID-19 pandemic, all events shifted to a virtual format hosted on third-party electronic platforms, such as Zoom. In October 2021, NAPW launched a Global virtual chapter to expand its audience outside of the United States. TalentAlly Network products and services are being deployed to provide enhanced value to the NAPW membership experience, which we believe will be an important component in increasing both the number of new memberships and renewals of existing memberships.

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

            Professional Identity Management. Through the NAPW Network website, NAPW Network members are able to create, manage and share their professional identity online and promote themselves and their businesses. NAPW Network members can also promote their career achievements and their businesses through placement on the NAPW Network website’s home page, in proprietary press releases, in the online Member Marketplace and in monthly newsletter publications. In addition, the TalentAlly  provides members with direct access to employers seeking to hire professional women at a high level of connectivity and efficiency.

            Access to Knowledge. In addition to networking and promotional opportunities, NAPW Network also provides to its members the ability to further develop their skills and expand their knowledge base through monthly newsletters, online and in-person seminars, webinars and certification courses.

            Upgraded Memberships and Ancillary Products. Upgraded packages include additional promotional and publicity tools, as well as mentorship opportunities and enhanced professional development.

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

RemoteMore USA

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for software developers and companies. Companies are connected with reliable, cost-efficient, vetted developers, and software developers are empowered to find meaningful jobs regardless of their location.  As of December 31, 2024, we owned an approximate 73% interest in RemoteMore USA.

Operations: Sales, Marketing and Customer Support

Sales and Marketing

Our TalentAlly Network sales resources for recruitment and recruitment advertising products and services include a sales force with eight sales professionals, and website technology which facilitates e-commerce transactions. We market directly to employers and third-party recruiters. Our sales team uses a combination of telephone, email and face-to-face marketing, including personal visits to companies or their recruitment agencies, as well as appearances at industry and trade group events where diversity recruitment recruiters are in attendance. We have also formed strategic alliances with parties who are able to help extend our organic reach. In addition, we are developing purely online marketing channels to bring recruiters to us in bulk and use products based on a matching and targeting technology to facilitate sales. We have specialty units within our sales force dedicated to serving: (i) federal, state and local governments and companies and contractors who serve these governmental entities, (ii) small and medium sized businesses as defined by companies with less than 2,500 employees, and (iii) large enterprises with greater than 2,500 employees.

We sell NAPW/IAW Network membership subscriptions offline through our NAPW/IAW Network sales force, which currently includes two sales professionals, each of whom sells initial membership services. We also support online membership subscriptions through online sales via our website. We developed a secure, work-from-home technology along with a training and supervision platform aimed at reducing overhead costs, increasing per-representative profitability, and offering our sales professionals flexible working arrangements. All sales representatives are capable of selling upgraded memberships and ancillary products.

RemoteMore contracts with companies that are in need of customized software development and pairs them with developers from a database of developers. Services vary from simple software solutions to detailed programming where teams of developers work together.

Customer Success and Compliance

In addition to our sales professionals, we also employ teams to provide customer support, compliance and enhance member experience. Our customer success teams work together to improve engagement with our members and to ensure a high degree of member satisfaction and retention. Our customer success teams also work with our Development and Executive teams to identify new lead-generation, sales and membership product opportunities, and to test those, as well as new approaches to our current sales. The team works closely with customer support and sales management to ensure that sales are conducted in an ethical manner and to identify sales representatives who would benefit from enhanced training.

Our Strengths

We believe the following elements give us a competitive advantage to accomplish our mission:

●

Dedicated Focus on Diverse Professionals. Our focus on providing career opportunities for diverse professionals differentiates us from other online job seeker websites, such as Indeed or ZipRecruiter. We provide a platform that allows employers to recruit and attract from a targeted pool of diverse candidates rather than a pool of general market candidates. It provides employers unique advantages in terms of costs savings and time and allows employers to advance their corporate recruitment strategy. Additionally, our strategic partnerships with diversity-based membership organizations such as Lean In Latinas, Kappa Alpha Psi, etc., provide our clients enhanced access to specialized talent using the PDN platform.

●

Online and In-Person Diversity Career Fair Services. The Company has a comprehensive and coordinated method of connecting diverse job seekers with companies seeking to hire diverse employees using virtual and brick and mortar career fairs. The fairs allow us to connect with local employers, recruiters, and job seekers in specific cities across the U.S. Our career fair services allow the Company to diversity its offerings and complement its online job board services.

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

●

Relationships with Professional Entities & Organizations. Our team has experience working with multicultural professional organizations. We partner with a number of leading minority professional organizations, including but not limited to:

○	DisabledPersons.com
○	HireVeterans.com
○	Delta Sigma Theta
○	Iota Phi Theta
○	Kappa Alpha Psi
○	Phi Beta Sigma
○	Black Women Talk Tech
○	Job Opportunities for Disabled American Veterans (JOFDAV)
○	PR Girl Manifesto
○	National Association for the Advancement of Colored People (NAACP)
○	The National Urban League
○	TechLatino
○	Lean In Latinas
○	ERG Leadership Alliance
○	Gamma Phi Omega
○	Lambda Sigma Upsilon
○	Sigma Gamma Rho
○	The Authentic Asian
○	Alpha Phi Alpha
○	The Pride Network
○	Boston While Black
○	Kappa Delta Chi

●	Customized Technology Platform. The current technology platform being used has been custom-designed and built to facilitate engagement, job searching, real-time job qualification, and matching.

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

●

Member Acquisition and Recurring Cash Flow. We believe that NAPW Network’s direct marketing lead generation efforts, which utilize a combination of digital strategies, are among the most efficient in the industry as measured by our internal response and click-through rates. Additionally, in addition to an evolving eCommerce model, the company has been actively growing a member-to-member acquisition model as we strive to move to an organic growth model. We have implemented web-based technologies to assist our members in recruiting colleagues and friends to the organization. Further, NAPW Network memberships renew annually, providing a valuable recurring stream of cash flow.

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

Employees

As of December 31, 2024, we had a total of 43 employees; 41 were full-time employees in various United States locations. We also regularly engage independent contractors to perform various services. As of December 31, 2024, we engaged 2 independent contractors. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

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

Our principal executive offices are located at 55 E. Monroe Street, Suite 2120, Chicago, Illinois, 60603 and our telephone number is (312) 614-0950. Our Corporate website address is www.ipdn.com. References to our website addressed in this report are provided as a convenience and do not constitute and should not be viewed as an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

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

We recorded a net loss from continuing operations of approximately $2.4 million for the year ended December 31, 2024, and $4.5 million for the year ended December 31, 2023. Our revenues decreased from $7.7 million during 2023 to $6.7 million during 2024, and our costs and expenses decreased from $12.2 million during 2023, to $9.1 million during 2024. In addition, we used approximately $2.5 million in cash flow from continuing operations during the year ended December 31, 2024. Our independent registered public accounting firm has included in its audit report for the year ended December 31, 2024, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will need to continue to increase revenues, reduce our corporate operating expenses, raise capital through the issuance of common stock or enter into a strategic merger or acquisition, to achieve profitability and positive cash flow from operations. Despite our efforts, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

The market for online professional networks is highly competitive, and if we are unable to compete effectively our sales and results of operations will suffer.

We face significant competition in all aspects of our business, and we expect such competition to increase, particularly in the market for online professional networks.

Our industry is rapidly evolving and becoming increasingly competitive. Larger and more established online professional networking companies, such as LinkedIn or Monster Worldwide, may focus on the online diversity professional networking market and could directly compete with us. Rival companies or smaller companies, including application developers, could also launch new products and services that could compete with us and gain market acceptance quickly. Individual employers have and may continue to create and maintain their own network of diverse candidates.

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

Additionally, users of online social networks, such as Facebook, may choose to use, or increase their use of, those networks for professional purposes, which may result in those users decreasing or eliminating their use of our specialized online professional network. Companies that currently do not focus on online professional diversity networking could also expand their focus to diversity networking. LinkedIn may develop its own proprietary online diversity network and compete directly against us. To the extent LinkedIn develops its own network or establishes alliances and relationships with others, our business, operating results, and financial condition could be materially harmed. Finally, other companies that provide content for professionals could develop more compelling offerings that compete with us and adversely impact our ability to keep our members, attract new members or sell our solutions to customers.

Our business depends on strong brands, and any failure to maintain, protect and enhance our brands would hurt our ability to retain or expand our base of members, enterprises and professional organizations, or our ability to increase their level of engagement.

Maintaining, protecting, and enhancing all of our brands is critical to expanding the base of members for the TalentAlly Network and NAPW Network and increasing their engagement with the product and services offerings of the Company, and will depend largely on our ability to maintain member trust, be a technology leader and continue to provide high-quality offerings, which we may not do successfully in the future. We have devoted significant resources in developing our brands, particularly NAPW. That brand is predicated on the idea that professional women will trust it and find value in building and maintaining their professional identities and reputations on the NAPW Network platform. Despite our efforts to protect our brands and prevent their misuse, if others misuse any of our brands or pass themselves off as being endorsed or affiliated with the TalentAlly Network or the NAPW Network, it could harm our reputation and our business could suffer. If members of any of our networks or potential members determine that they can use other platforms, such as social networks, for the same purposes as or as a replacement for the TalentAlly Network or the NAPW Network, or if they choose to blend their professional and social networking activities, our brands and the business of the Company could be harmed. Members of any of our networks could find that new product or service offerings that are introduced are difficult to use or may feel that they degrade their experience with our organization, which could harm the reputation of the networks and the Company for delivering high-quality offerings. Our brands are also important in attracting and maintaining high performing employees. If we do not successfully maintain strong and trusted brands for our networks, our business can be materially and adversely affected.

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

We must demonstrate to NAPW Network members that our product and service offerings provide them with access to an audience of influential, affluent, and highly educated women. However, potential members may not be familiar with our product and service offerings or may prefer other more traditional products and services for their professional advancement and networking needs. The rate at which we expand the NAPW Network’s membership base or increase its members’ renewal rates may decline or fluctuate because of several factors, including the prices of product and service offerings, the prices of products and services offered by competitors or reductions in their professional advancement and networking spending levels due to macroeconomic or other factors and the efficacy and cost-effectiveness of our offerings. If we do not attract new members to the NAPW Network or if NAPW Network members do not renew their agreements for our product and service offerings, renew at lower levels or on less favorable terms or do not purchase additional offerings, our revenue from the segment may fall short of our projections.

We may not be able to successfully identify and complete sufficient acquisitions to meet our growth strategy, and even if we are able to do so, we may not realize the anticipated benefits of these acquisitions.

Part of our growth strategy is to acquire companies that we believe will add to and/or expand our service offerings.

Identifying suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to identify suitable candidates or complete acquisitions in a timely manner, on a cost-effective basis or at all. Even if we complete an acquisition, we may not realize the anticipated benefits of such an acquisition. Actual cost savings and synergies which may be achieved from an acquired entity may be lower than expected and may take a longer time to achieve than we anticipate. Our acquisitions have previously required, and any similar future transactions may also require, significant efforts and expenditure, in particular with respect to integrating the acquired business with our historical business. We may encounter unexpected difficulties, or incur unexpected costs, in connection with acquisition activities and integration efforts, which include:

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

The regulatory environment favorable to promoting diversity in the workplace has changed.

Federal and state laws and regulations require certain companies engaged in business with governmental entities to report and promote diverse hiring practices. The repeal or modification of such laws and regulations could decrease the incentives for employers to actively seek diverse employee candidates through networks such as ours and materially affect our revenues. In January 2025, President Trump introduced Executive Orders that impact diversity initiatives in Federal programs which may trickle down to Corporations.

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

We are highly dependent on our management and other key employees. The skills, knowledge and experience of our management team, are critical to the growth of our business. In particular, Mr. Adam He, our Chief Executive Officer, provides significant leadership in every aspect of our business operations and strategic direction. Mr. He is supported by a talented group of knowledgeable executives in business operations, sales and marketing, and information technology including Megan Bozzuto, our Interim Chief Financial Officer, Russell Esquivel, Jr., our Chief Revenue Officer, and Chad Hoersten, our Chief Technology Officer. Our future performance will be dependent upon the continued successful service of members of our management and key employees. We do not maintain life insurance for any of the members of our management team or other key personnel. Competition for management in our industry is intense, and although we have entered into employment agreements with certain members of our management team, we may not be able to retain our management and key personnel or attract and retain new management and key personnel in the future, which could materially and adversely affect our business, results of operations and financial condition.

Risks Related to Our Common Stock

Our significant stockholder and our directors and executive officers have substantial control over the Company and could limit your ability to influence the outcome of key transactions, including changes of control.

Cosmic Forward Limited (“CFL”) beneficially owned approximately 14.8% of our common stock as of December 31, 2024. As a result of its ownership CFL is able to influence significantly all matters requiring approval by our stockholders, including the election of directors. In addition, our directors and executive officers and their affiliated entities, in the aggregate, beneficially own approximately 7.7% of our outstanding common stock as of December 31, 2024. Stockholders other than these principal stockholders may, therefore, have relatively little influence on decisions regarding such matters. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be averse to your interests. The concentration of ownership of our common stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company and may affect the market price of our common stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and, therefore, will adversely affect liquidity in the trading of our common stock. This concentration of ownership of our common stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our common stock may decline.

The trading price of our common stock has been, and is likely to continue to be, volatile. Our closing stock price has ranged from $4.00 to $30.10 during the fiscal year of 2024. In addition to the factors discussed in this Annual Report, the trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. Following amendments approved by the Company’s stockholders in June 2017, November 2018 and June 2021, the Company was authorized to issue 75,000 shares under the amended 2013 Plan.

In April 2023, the Board of Directors adopted a new equity incentive plan, the Professional Diversity Network, Inc. 2023 Equity Compensation Plan (the “2023 Equity Compensation Plan”). The 2023 Equity Compensation Plan was approved by our stockholders on June 15, 2023. The 2023 Equity Compensation Plan supersedes and replaces the 2013 Plan, and no new awards will be granted under the 2013 Plan. Any awards outstanding under the 2013 Plan remain subject to and will be paid under the 2013 Plan. The 2023 Equity Compensation Plan reserves 75,000 shares of common stock for issuance of awards to directors, officers, employees and qualifying consultants of the Company and its affiliates.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

Cybersecurity Risk Management and Strategy

We face various cyber risks, including, but not limited to, risks related to unauthorized access, misuse, data theft, computer viruses, system disruptions, ransomware, malicious software, and other intrusions. We utilize a multilayered, proactive approach, as part of our overall risk mitigation strategy, to identify, evaluate, mitigate, and prevent potential cyber and information security threats through our cybersecurity risk management efforts. Our management team engages certain outside advisors and consultants to assist in the identification, evaluation, and management of cybersecurity risks and controls. To oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we maintain third-party risk management efforts designed to help protect against the misuse of information technology and security breaches. We also maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

Cybersecurity Governance and Oversight

Management is responsible for the cybersecurity risk management program as well as actions to identify, assess, mitigate, and remediate material issues. The Company’s cybersecurity risk management program is supervised by our Chief Technology Officer (CTO), who reports directly to the Company’s Chief Executive Officer. The CTO and his team are responsible for leading cybersecurity strategy, policy, standards, architecture, and processes.

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

ITEM 3 - LEGAL PROCEEDINGS

We, and our wholly owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018, and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The class is defined as “all individuals employed in New York from June 20, 2012, through October 15, 2021, by NAPW and PDN to sell memberships to the women’s networking organization known as the National Association of Professional Women and the International Association of Women,” excluding corporate officers, shareholders, directors, and administrative employees. As it stands, the class currently consists of 164 putative class members and 60 opt-in plaintiffs.

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

From time to time, we are involved in legal matters arising in the ordinary course of business. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are, or could be, involved in litigation, will not have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listing

Our common stock is listed on the NASDAQ Capital Market under the symbol “IPDN”.

Holders

As of March 31, 2025, we had 51 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our common stock.

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

Overview

We are an operator of professional communities with a focus on diversity, employment, education and training. We use the term “diversity” (or “diverse”) to describe communities, or “affinities,” that are distinct based on a wide array of criteria, including ethnic, national, cultural, racial, religious or gender classification. We serve a variety of such communities, including Women, Hispanic Americans, African Americans, Asian Americans, persons with disabilities, Military Professionals, and Lesbian, Gay, Bisexual, and Transgender (LGBTQ+).

We currently operate in three business segments. TalentAlly Network, our primary business segment, includes online professional job seeking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups. Our secondary business segment consists of the NAPW Network, a women-only professional networking organization. Our third business segment consists of RemoteMore, which connects companies with reliable, cost-efficient developers with less effort and friction, and empowers software developers to get meaningful jobs regardless of their location.

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

	Year Ended December 31,
	2024	2023
Revenues:
Membership fees and related services	6.4%	6.9%
Recruitment services	65.9%	60.3%
Contracted software development	27.1%	31.6%
Consumer advertising and marketing solutions	0.6%	1.2%

Membership Fees and Related Services. We offer paid membership subscriptions through our NAPW Network, a women-only professional networking organization, operated by our wholly owned subsidiary. Members gain access to networking opportunities through a members-only website at www.iawomen.com and “virtual” events which occur in a webcast setting, as well as through in-person networking local chapters nationwide, additional career and networking events such as the National Networking Summit Series, Power Networking Events and the TalentAlly Network events. NAPW members also receive ancillary (non-networking) benefits such as educational discounts, shopping, and other membership perks. The basic package is the Initiator level, which provides online benefits only. Upgrades to an Innovator membership include the Initiator benefits, as well as membership in local chapters, and access to live in-person events. The most comprehensive level, the Influencer, provides all the aforementioned benefits plus admission to exclusive “live” events and expanded opportunities for marketing and promotion, including the creation and distribution of a press release, which is prepared by professional writers and sent over major newswires. Additionally, all memberships offer educational programs with discounts or at no cost, based on the membership level. NAPW Membership is renewable, and fees are payable on an annual or monthly basis, with the first fee payable at the commencement of membership. We offer new purchasers of our NAPW memberships the opportunity to purchase a commemorative wall plaque at the time of purchase. They may purchase up to two plaques at that time.

Recruitment Services. We provide recruitment services through TalentAlly Network to medium and large employers seeking to diversify their employment ranks. Our recruitment services include recruitment advertising, job postings, contingent search and hiring, and career fairs. The majority of recruitment services revenue comes from job recruitment advertising. We also offer to businesses subject to the regulations and requirements of the Equal Employment Opportunity Office of Federal Contract Compliance Program (“OFCCP”) our OFCCP compliance product, which combines diversity recruitment advertising with job postings and compliance services.

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

Cost of Revenue

Cost of revenue primarily consists of costs of producing job fair and other events, revenue-sharing with partner organizations, costs of web hosting and operating our websites for the TalentAlly Network. The cost of hosting member conferences and local chapter meetings are also included in the cost of revenue for NAPW Network. Costs of paying outside developers are included in the cost of revenue for RemoteMore.

	Year Ended December 31,
	2024	2023
Cost of revenues:
TalentAlly Network	39.2%	31.7%
NAPW Network	0.6%	4.5%
RemoteMore	60.2%	63.8%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the years ended December 31, 2024, and 2023:

	Year Ended December 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$429	$531	$(102)	(19.2)%
Recruitment services	4,434	4,640	(206)	(4.4)%
Contracted software development	1,830	2,437	(607)	(24.9)%
Consumer advertising and marketing solutions	38	91	(53)	(58.2)%
Total revenues	$6,731	$7,699	$(968)	(12.6)%

Total revenues decreased approximately $968,432, or 12.6% from $7,699,037 for the year ended December 31, 2023 to $6,730,605 for the year ended December 31, 2024. The decrease was predominately attributable to a decrease of approximately $607,000 of contracted software development related to RemoteMore operations as compared to the same period in the prior year. Also contributing to the decrease was a decrease in recruitment service revenues related to TalentAlly Network operations of approximately $259,000, and an approximate $102,000 decrease in membership fees and related services revenues related to NAPW operations, as compared to the same period in the prior year.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the years ended December 31, 2024, and 2023:

	Year Ended December 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$4,472	$4,731	$(259)	(5.5)%
NAPW Network	429	531	(102)	(19.2)%
RemoteMore	1,830	2,437	(607)	(24.9)%
Total revenues	$6,731	$7,699	$(968)	(12.6)%

During the year ended December 31, 2024, our TalentAlly Network generated approximately $4,472,000 in revenues compared to $4,731,000 in revenues during the year ended December 31, 2023, a decrease of approximately $259,000 or 5.5%. The decrease was primarily due to decreases in e-commerce revenues of approximately $185,000, revenues related to sales by our third-party partner alliance of approximately $144,000, event sales revenue of approximately $192,000 and other and partner sales revenues of approximately $53,000, compared to the same period in the prior year. Partially offsetting the decreases was an increase in PDN direct sales revenues of approximately $315,000, compared to the same period in the prior year.

During the year ended December 31, 2024, NAPW Network revenues were approximately $429,000, compared to revenues of $531,000 during the year ended December 31, 2023, a decrease of approximately $102,000 or 19.2%. The decrease in revenues was primarily due to an approximate $86,000 decrease in renewal membership and an approximate $23,000 decrease in partner sales and other revenue, as compared to the same period in the prior year. Partially offsetting the decreases was an increase in new membership revenues of approximately $7,000, compared to the same period in the prior year.

During the year ended December 31, 2024, RemoteMore revenue was approximately $1,830,000, compared to revenues of approximately $2,437,000 during the same period in the prior year, a decrease of approximately $607,000. The decrease was predominantly attributable to a reduction in demand for contracted software development.

Costs and Expenses

The following tables set forth our costs and expenses for the years ended December 31, 2024, and 2023:

	Year Ended December 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$2,646	$3,461	$(815)	(23.5)%
Sales and marketing	2,752	3,701	(949)	(25.6)%
General and administrative	3,534	4,452	(918)	(20.6)%
Depreciation and amortization	204	624	(420)	(67.3)%
Total cost and expenses:	$9,136	$12,238	$(3,102)	(25.3)%

Total costs and expenses decreased for the year ended December 31, 2024, to approximately $9,136,000 compared to $12,238,000 for the year ended December 31, 2023. The approximate $3,102,000, or 25.3%, decrease in costs and expenses was primarily attributable to the following:

●

The decrease in cost of revenues of approximately $815,000, as compared to the prior year, is predominately a result of decrease in payroll related costs of approximately $52,000, a decrease of approximately $574,000 related to RemoteMore contractor expenses, which is a result of the aforementioned decrease in RemoteMore revenues, a decrease of approximately $72,000 in event service costs, a decrease of approximately $68,000 of member benefits expenses related to NAPW operations, and a decrease of approximately $49,000 in other costs of revenues.

●

The decrease in sales and marketing expense of approximately $949,000, as compared to the prior year, is a result of decrease in payroll related costs of approximately $365,000, a decrease of approximately $383,000 related to marketing and marketing related consulting costs, and a decrease of approximately $201,000 in other purchased services.

●

The decrease in general and administrative expenses of approximately $918,000, as compared to the prior year, is a result of decrease in payroll related costs of approximately $699,000 via the efforts of combining corporate positions and related benefit charges, a decrease of approximately $83,000 related to insurance costs, a decrease of approximately $38,000 related to legal costs, a decrease of approximately $20,000 related to travel costs, a decrease of approximately $25,000 related to computer and software costs, and a decrease of approximately $53,000 in other general and administrative costs.

●

The decrease in depreciation and amortization of approximately $420,000, as compared to the prior year. The decrease was primarily attributable to approximately $400,000 of amortization expense related to Expo Experts intangible assets, for which there were no comparable expenses in the current period, and a decrease of approximately $20,000 related to NAPW intangible assets, as compared to the same period in the prior year.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the years ended December 31, 2024, and 2023:

	Year Ended December 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$4,514	$6,216	$(1,702)	(27.4)%
NAPW Network	574	962	(388)	(40.3)%
RemoteMore	2,144	2,719	(575)	(21.1)%
Corporate Overhead	1,904	2,341	(437)	(18.7)%
Total cost and expenses:	$9,136	$12,238	$(3,102)	(25.3)%

Costs and expenses related to our TalentAlly Network decreased approximately $1,702,000 or 27.4%, during the year ended December 31, 2024, as compared to the prior year. The decrease is primarily a result of reductions of approximately $60,000 related to costs of revenues, $840,000 of sales and marketing costs, $404,000 of general and administrative costs, and $398,000 related to depreciation and amortization.

Costs and expenses related to the NAPW Network decreased approximately $388,000, or 40.3%, during the year ended December 31, 2024, as compared to the prior year. The decrease is primarily a result of reductions of approximately $80,000 related to costs of revenues, $147,000 of sales and marketing costs, $138,000 of general and administrative costs, and $23,000 related to depreciation and amortization.

Cost and expenses related to RemoteMore decreased approximately $575,000, or 21.1%, during the year ended December 31, 2024, as compared to the prior year, predominantly consisting of decreases in contractor costs of approximately $574,000, and $1,000 related to other purchased services.

Corporate overhead expenses decreased approximately $437,000 or 18.7% during the year December 31, 2024, as compared to the prior year. The decrease is predominantly a result of reduction of $481,000 in payroll and bonus related costs and $40,000 in legal costs. Partially offsetting the decrease were increases in costs of approximately $62,000 related to filing costs, and $22,000 in other corporation expenses.

Income Tax Expenses (Benefit)

	Year Ended December 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
Income tax expenses (benefit)	$6	$(139)	$145	104.3%

During the years ended December 31, 2024, and 2023, we recorded income tax expenses of approximately $6,000 and a benefit for income tax of approximately $139,000.

Net Loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended December 31,		Change	Change
	2024	2023	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$(229)	$(1,430)	$1,201	84.0%
NAPW Network	(146)	(414)	268	64.7%
RemoteMore	(316)	(277)	(39)	(14.1)%
Corporate Overhead	(1,904)	(2,265)	361	15.9%
Consolidated net loss from continuing operations	$(2,595)	$(4,386)	$1,791	40.8%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the year ended December 31, 2024, we incurred a net loss of approximately $2,595,000 from continuing operations, an decrease in net loss of approximately $1,791,000 or 40.8% from a net loss of $4,386,000 for the year ended December 31, 2023.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the years ended December 31, 2024, and 2023, the most directly comparable GAAP measure as reported in the consolidated financial statements:

	Year Ended December 31,
	2024	2023
	(in thousands)
Loss from Continuing Operations	$(2,595)	$(4,386)
Share-based compensation	175	300
Loss attributable to noncontrolling interest	84	103
Depreciation and amortization	204	624
Other income (expense)	184	(13)
Income tax expense (benefit)	6	(139)
Adjusted EBITDA	$(1,942)	$(3,511)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2024, and 2023:

	As of December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$1,731	$628
Working capital (deficit) from continuing operations	$271	$(1,107)

As of December 31, 2024, we had cash and cash equivalents of approximately $1,731,000 compared to cash and cash equivalents of approximately $628,000 at December 31, 2023. Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the the issuances of common stock. As of December 31, 2024, we had a working capital from continuing operations of approximately $271,000, compared to a working capital deficit from continuing operations of approximately $1,107,000 as of December 31, 2023. We had an accumulated deficit of approximately $102,415,000 at December 31, 2024. During the years ended December 31, 2024, and 2023, we generated a net loss from continuing operations, net of tax, of approximately $2,595,000 and $4,386,000 and used cash from continuing operations of approximately $2,501,000 and $3,009,000.

During 2024, we continued our focus on cost cutting initiatives and improving our overall profitability and shareholder value through new sales and marking initiatives and through strategic business collaborations. However, we have continued to generate negative cash flows from operations, and we expect to incur net losses for the short-term foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan of increased sales and market share through the generation of organic growth in revenues from our existing operating segments, raise capital, and make strategic acquisitions. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In January 2023, the Company exercised our option to purchase an additional 20% interest in RemoteMore for $116,667, and in May 2023, the Company acquired an additional 7% interest in RemoteMore for approximately $235,000 furthering our interest in RemoteMore to 72.62%.

In January 2023, through a newly formed wholly-owned subsidiary, the Company purchased the assets and operations of Expo Experts, LLC, an Ohio limited liability company, for a total consideration of $600,000 funded by the payment of $400,000 in cash and the issuance of restricted shares of PDN common stock valued at $200,000 based on the volume weighted-average price as of twenty (20) days prior to the closing date.

In March 2023, the Company entered into a stock purchase agreement with Yiran Gu, a former investor of the Company and a citizen of the People’s Republic of China, in connection with the purchase by Yiran Gu of 33,318 shares of our common stock at a price of approximately $21.00 per share for aggregate gross proceeds of $700,000.

In June 2023, the Company entered into a stock purchase agreement with Tumim Stone Capital LLC (“Tumim Stone”). Under the terms and subject to the conditions of the stock purchase agreement, we have the right, but not the obligation, to sell to Tumim Stone, and Tumim Stone is obligated to purchase, up to $12,775,000 worth of newly issued shares (the “Purchase Shares”) of our common stock, subject to certain limitations and the satisfaction (or, where permissible, the waiver) of the conditions set forth in the stock purchase agreement. Pursuant to the stock purchase agreement, we issued and sold 46,993 Purchase Shares to Tumim Stone, at a price of $42.56 per share (representing the average official closing price of the common stock on The Nasdaq Capital Market for the five consecutive trading days ending on the trading day immediately prior to the date of the stock purchase agreement), for aggregate gross proceeds to the Company of $2,000,000, in an initial purchase (the “Initial Purchase”). Pursuant to the terms of the stock purchase agreement, as consideration for Tumim Stone’s commitment to purchase shares of common stock at our direction from time to time, subject to the conditions and limitations set forth in the stock purchase agreement, upon execution of the stock purchase agreement on September 30, 2023, we also issued to Tumim Stone 17,622 shares of common stock (the “Commitment Shares”), valued at $42.56 per share (the same per share value as each Initial Purchase Share sold  in the Initial Purchase), or a total aggregate value equal to $750,000 for the Commitment Shares. Thereafter, the purchase price of shares that we sell to Tumim Stone under this agreement (other than initial sale under that agreement) is 97% of the lowest daily average of the daily volume weighted average prices of our common stock for the three day period prior to our election to sell shares.

In December 2023, the Company issued multiple purchase notices to Tumim Stone under the stock purchase agreement, through which we sold a combined 27,334 shares of our common stock at an average price of $17.00 for an aggregated gross proceeds of approximately $464,300.

In December 2023, the Company entered into a stock purchase agreement with CFL, in which we sold 12,267 shares of our common stock at a price per share of $16.30 for gross proceeds of approximately $200,000.

In the first quarter of 2024, the Company issued 4,022 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price of approximately $23.60 per share, resulting in aggregate gross proceeds of $95,104. In the second quarter of 2024, the Company issued 18,467 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $12.70 to $15.60 per share, resulting in aggregate gross proceeds of $239,885. In the third quarter of 2024, there was no common stock issuance to Tumim Stone Capital. In the fourth quarter of 2024, the Company issued 5,643 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $8.30 per share, resulting in aggregate gross proceeds of $46,728.

In June, 2024, the Company entered into a stock purchase agreement with Eighty-eight Investment LLC, a Delaware limited liability company wholly owned and controlled by Mr. Xin He, our Chief Executive Officer. This purchase of 100,000 shares of our common stock at a price of $4.95 per share provided aggregate proceeds of $495,000. The purchase price represented the last consolidated closing bid price on the Nasdaq Capital Market prior to the execution of the agreement, in accordance with the requirements of Nasdaq Listing Rule 5635(c) and applicable Nasdaq interpretations.

In September, 2024, the Company entered into a stock purchase agreement with Yu Tian, an individual and a resident of the People’s Republic of China, in connection with the purchase by Yu Tian of 39,867 shares of common stock at a price of approximately $3.01 per share for aggregate gross proceeds of $120,000.

In November, 2024, the Company entered into a stock purchase agreement with a single institutional investor (the “Investor”), in connection with the purchase by the Investor of 140,000 shares of common stock, and 110,000 pre-funded warrants to purchase Common Stock (the “Pre-Funded Warrants”) in a registered direct offering (the “Offering”) at a price of $8.00 per share (or $7.90 per Pre-Funded Warrant) for aggregate gross proceeds of $1,989,000.

In December 2024, the Company entered into a Profit Participation Agreement with Koala Malta Limited, a private limited liability company registered under the laws of Malta to purchase a 6% right in QBSG Limited to receive all distributions and dividends which may be declared and/or distributed by the QBSG Limited on an annual basis in terms of applicable law, along with all rights, title, and interest from the Koala Malta Limited. The consideration of the Profit Participation is $1,200,000, including $700,000 cash and $500,000 value of the Company’s common stocks, or a total of 113,636 shares at a price of $4.40 per share. In addition to the 9% share purchase from the Seller in September 2022, the Company now owns the right to receive 15% of all distributions and dividends by QBSG Limited.

In December, 2024, the Company entered into a stock purchase agreement with Aurous Vertex Limited (the “Investor”), a British Virgin Islands company, in connection with the purchase by the Investor of 250,000 shares of common stock at a price of $6.00 per share for aggregate gross proceeds of $1.5 million. In the agreement, Aurous Vertex Limited has an option to purchase an additional 100,000 shares of Common Stock at a subsequent closing. The purchase price per share of the additional 100,000 shares of Common Stock will be the lesser of (a) $6.00 per share and (b) the closing price of the Common Stock on the date that Investor delivers its written notice to the Company of its election to purchase the Second Closing Shares as described above.

While we believe that our cash and cash equivalents of approximately $1,731,000, at December 31, 2024, and cash flow from operations, may be sufficient to meet our working capital requirements for the fiscal year 2025, our available funds and cash flow from operations may not be sufficient to meet our working capital requirements without the need to increase revenues or raise capital by the issuance of common stock. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.

Our TalentAlly Network sells recruitment services to employers, generally on a one-year contract basis. This revenue is also deferred and recognized over the life of the contract. Our payment terms for TalentAlly Network customers range from 30 to 60 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Our NAPW network collects membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve-month period.

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash (used in) provided by continued operations
Operating activities	$(2,501)	$(3,009)
Investing activities	(963)	(947)
Financing activities	4,568	3,364
Effect of exchange rate fluctuations on cash and cash equivalents	-	-
Cash (used in) provided by discontinued operations
Operating activities	-	(17)
Net (decrease) increase in cash and cash equivalents	$1,104	$(609)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the year ended December 31, 2024 was $2,501,000. We had a net loss from continuing operations of $2,595,000 during the year ended December 31, 2024, which included share-based compensation expense of $175,000 and depreciation and amortization expense of $204,000, the provision for losses on accounts receivable of approximately $14,000, and noncash lease expense of $91,000. Changes in operating assets and liabilities provided approximately $577,000 of cash decrease during the year ended December 31, 2024, consisting primarily of a $99,000 increase in accounts receivable, which was partially offset by an approximate $159,000 decrease in prepaid expenses and other assets, $369,000 decrease in accounts payable, and a $158,000 decrease in deferred revenues, $106,000 decrease in lease liability, and $4,000 decrease in accrued expenses.

Net cash used in operating activities from continuing operations during the year ended December 31, 2023 was $3,009,000. We had a net loss from continuing operations of $4,386,000 during the year ended December 31, 2023, which included share-based compensation expense of $300,000 and depreciation and amortization expense of $624,000, predominately due to amortization of intangible assets related to the acquisition of Expo Experts, reduction for the allowance for credit losses of approximately $16,000, accretion for the extinguishment of  liabilities related to discontinued operations of approximately $157,000, and noncash lease expense of $91,000. Changes in operating assets and liabilities provided approximately $363,000 of cash during the year ended December 31, 2023, consisting primarily of a $186,000 increase in accounts payable, a $200,000 increase in accounts receivable, a $279,000 increase in prepaid expenses, and a $6,000 increase in deferred revenues, which was partially offset by an approximate $204,000 decrease in accrued liabilities and $104,000 in lease liability.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2024 was approximately $963,000, which consisted primarily of $700,000 related to the purchase of QBSG Limited's profit share, approximately $242,000 in costs associated with internally developed technology and approximately $21,000 associated with the purchases of computer equipment. During the year ended December 31, 2023, net cash used in investing activities from continuing operations was approximately $947,000, which consisted primarily of $400,000 related to the acquisition of Expo Experts, approximately $335,000 related to the acquisition of additional interest in RemoteMore, approximately $181,000 in costs associated with internally developed technology and approximately $30,000 associated with the purchases of computer equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the year ended December 31, 2024, was approximately $4,568,000, which reflected the proceeds from the sale of common stock, and noncontrolling Interests as described above.

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

Management conducts an annual review of the fair value of the company's Level 3 investments. The valuation methodologies employed rely on significant unobservable inputs, including projected cash flows, applicable discount rates, market data from publicly traded companies within the relevant industry, and information derived from recent merger and acquisition activity. These inputs are evaluated to ensure the fair value measurements reflect current market conditions and provide a reasonable basis for financial reporting.

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

Revenue Concentration

We, in alliance with another company, partner to sell two recruitment services products. This alliance member previously built, hosted, and managed our job boards and website in addition to billing customers, collecting fees, and providing customer services. For the years ended December 31, 2024, and 2023, we recorded approximately 4.6% and 8.1% of our recruitment services revenue from this alliance sales relationship.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on December 31, 2024, and during the period prior to and including the date of this report.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

(a) None.

(b) During the three months ended  December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Business Conduct and Ethics below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” “Executive Officers” and “Other Matters—Delinquent Section 16(a) Reports” in our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our corporate website at www.ipdn.com. Any amendment to, or waiver from, a provision of such code of ethics will be posted on our website. Information on the Company’s website is not incorporated by reference herein.

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers and Executive Compensation” in our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

On April 11, 2023, the Board of Directors adopted a new equity incentive plan, the Professional Diversity Network, Inc. 2023 Equity Compensation Plan (the “2023 Equity Compensation Plan”). The 2023 Equity Compensation Plan was approved by our stockholders on June 15, 2023. The 2023 Equity Compensation Plan supersedes and replaces the 2013 Plan, and no new awards will be granted under the 2013 Plan. The 2023 Equity Compensation Plan reserves 75,000 shares of common stock for issuance of awards to directors, officers, employees and qualifying consultants of the Company and its affiliates.

Any awards outstanding under the 2013 Equity Compensation Plan ("2013 Plan") remain subject to and will be paid under the 2013 Plan. No new awards will be issued under the 2013 Plan.

The following table provides information as of December 31, 2024, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
securities
remaining
available for
future
	Number of		issuance
	securities to be		under equity
	issued upon		compensation
	exercise	Weighted -	plans
	of outstanding	average	(excluding
	options,	exercise price of	securities
	warrants	outstanding	reflected in
Plan category	and rights	options	column (a))
2013 Equity Compensation Plan (1)	2,806	$90.40	-
2023 Equity Compensation Plan (2)	24,653	-	48,894
Equity compensation plans not approved by our shareholders	-	-	-
Total	27,459	$90.40	48,894

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in the 2024 Proxy Statement.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Sassetti, LLC, Oak Brook, Illinois (Auditor Firm ID No. 29). The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed in connection with our 2025 Annual Meeting of Stockholders.

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

10.5

Stock Purchase Agreement dated September 27, 2022 between the Company and Koala Malta Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2022).

10.6

Shareholders’ Agreement dated September 27, 2022, among the Company, Koala Malta Limited and Koala Crypto Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2022).

10.7	Charge over Shares dated September 27, 2022, relating to Koala Crypto Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 30, 2022).
10.8	Guarantee and Indemnity dated September 27, 2022, by Koala Capital Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 30, 2022).
10.9

Common Stock Purchase Agreement date June 30, 2023 between the Company and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2023).

10.10	Stock Purchase Agreement date March 13, 2023 between the Company and Yiran Gu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).
10.11	Stock Purchase Agreement date December 10, 2023 between the Company and Cosmic Forward Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023).
10.12	Stock Purchase Agreement dated June 28, 2024 between the Company and Eighty-eight Investment LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on July 1, 2024)
10.13	Stock Purchase Agreement dated September 26, 2024 between the Company and Yu Tian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on September 30, 2024)
10.14	Securities Purchase Agreement by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on November 20, 2024)
10.15	Placement Agency Agreement, dated November 18, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on November 20, 2024)
10.16	Profit Participation Agreement, dated December 5, 2024 between the Company and Koala Malta Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on December 10, 2024)
10.17	Stock Purchase Agreement, dated December 5, 2024 between the Company and Koala Malta Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on December 10, 2024)
10.18	Stock Purchase Agreement, dated December 19, 2024 between the Company and Aurous Vertex Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on December 23, 2024)
10.19	Stock Purchase Agreement, dated January 26, 2025 between the Company and AI Geometric Ltd (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on January 30, 2025)
10.20	Stock Purchase Agreement, dated February 25, 2025 between the Company and Boris Krastev Ventures UG (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on March 3, 2025)
21*	List of Subsidiaries of the Company
23.1*	Consent of Sassetti, LLC.
24	Powers of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Professional Diversity Network, Inc. Policy for the Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Denotes a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2025.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ Xin (Adam) He
Name:	Xin (Adam) He
Title:	Chief Executive Officer (Principal Executive Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Professional Diversity Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Professional Diversity Network, Inc. (the Company) as of December 31, 2024, and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Oak Brook, Illinois

March 31, 2025

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

Current Assets:
Cash and cash equivalents	$1,731,155	$627,641
Accounts receivable, net	1,218,679	1,134,067
Other receivables	12,577	50,000
Prepaid expense and other current assets	264,117	556,698
Total current assets	3,226,528	2,368,406

Property and equipment, net	48,956	42,043
Capitalized technology, net	327,372	186,103
Goodwill	1,417,753	1,417,753
Intangible assets, net	134,733	225,848
Right-of-use assets	226,704	298,485
Security deposits	49,755	66,340
Long-term restricted cash	-	184,055
Other assets	2,550,000	1,537,499
Total assets	$7,981,801	$6,326,532

Current Liabilities:
Accounts payable	$155,661	$524,854
Accrued expenses	863,888	867,884
Deferred revenue	1,842,036	1,999,841
Lease liability, current portion	94,248	82,652
Total current liabilities	2,955,833	3,475,231

Lease liability, non-current portion	185,064	283,060
Total liabilities	3,140,897	3,758,291

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 1,823,327 shares and 1,145,253 shares issued as of December 31, 2024 and 2023, and 1,823,275 and 1,145,201 shares outstanding as of December 31, 2024 and 2023	18,233	11,452
Additional paid in capital	107,755,971	102,976,542
Accumulated other comprehensive income	-	-
Accumulated deficit	(102,414,683)	(99,902,718)
Treasury stock, at cost; 52 and 52 shares at December 31, 2024 and 2023	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	5,322,404	3,048,159
Non-controlling interest	(481,500)	(479,918)
Total stockholders’ equity	4,840,904	2,568,241
Total liabilities and stockholders’ equity	$7,981,801	$6,326,532

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2024	2023
Revenues:
Membership fees and related services	$428,612	$530,745
Recruitment services	4,434,235	4,639,642
Contracted software development	1,830,018	2,437,352
Consumer advertising and marketing solutions	37,740	91,298
Total revenues	6,730,605	7,699,037

Costs and expenses:
Cost of revenues	2,646,425	3,460,957
Sales and marketing	2,752,173	3,700,997
General and administrative	3,533,351	4,451,630
Depreciation and amortization	203,801	624,004
Total costs and expenses	9,135,750	12,237,588

Loss from continuing operations	(2,405,145)	(4,538,551)

Other income (expense)
Interest and other income (expense), net	(184,221)	12,934
Other income (expense), net	(184,221)	12,934

Loss before income tax benefit	(2,589,366)	(4,525,617)
Income tax benefit (expense)	(6,321)	139,380
Loss from continuing operations, net of tax	(2,595,687)	(4,386,237)
Loss from discontinued operations	-	(28,428)
Net loss including non-controlling interests	$(2,595,687)	$(4,414,665)
Net loss attributable to non-controlling interests	83,722	103,366
Net loss attributable to Professional Diversity Network, Inc.	(2,511,965)	(4,311,299)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(2,511,965)	$(4,311,299)
Foreign currency translation adjustment	-	(5,695)
Comprehensive loss	$(2,511,965)	$(4,316,994)

Basic and diluted loss per share:
Continuing operations	$(2.07)	$(4.27)
Net loss per share	$(2.07)	$(4.27)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	1,252,300	1,062,152

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated	Non-
			Additional				Other	controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity
Balance at December 31, 2022	1,036,743	$10,367	$101,821,908	$(98,382,540)	53,094	$(892,482)	$(10,986)	$(237,243)	$2,309,024

Sale of common stock	119,914	1,200	3,363,100	-	-	-	-	-	3,364,300
Commitment fee	17,620	176	749,824	-	-		-		750,000
Issuance of common stock	9,934	99	199,901	-	-	-	-	-	200,000
Share-based compensation	14,032	140	299,699	-	-	-	-	-	299,839
Stock Buyback Plan	(53,042)	(530)	(854,835)	-	(53,042)	855,365	-	-	-
Extinguishment of discontinued operations liabilities	-	-	(2,303,231)	2,791,121	-	-	16,681	-	504,571
Amortization of commitment fee	-	-	(187,500)	-	-	-	-	-	(187,500)
Investment in subsidiary	-	-	(112,324)	-	-	-	-	(139,309)	(251,633)
Translation adjustments	-	-	-	-	-		(5,695)		(5,695)
Net loss	-	-	-	(4,311,299)	-	-	-	(103,366)	(4,414,665)
Balance at December 31, 2023	1,145,201	$11,452	$102,976,542	$(99,902,718)	52	$(37,117)	$-	$(479,918)	$2,568,241

Sale of common stock	557,999	5,580	4,480,137	-	-	-	-	-	4,485,717
Issuance of common stock	113,636	1,136	498,864	-	-	-	-	-	500,000
Share-based compensation	6,439	65	175,428	-	-	-	-	-	175,493
Amortization of commitment fee	-	-	(375,000)	-	-	-	-	-	(375,000)
Changes in Noncontrolling Interests		-	-					82,140	82,140
Net loss	-	-	-	(2,511,965)	-	-	-	(83,722)	(2,595,687)
Balance at December 31, 2024	1,823,275	$18,233	$107,755,971	$(102,414,683)	52	$(37,117)	$-	$(481,500)	$4,840,904

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Loss from continuing operations	$(2,595,687)	$(4,386,237)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	203,801	624,004
Deferred income taxes	-	(143,069)
Noncash lease expense	91,387	91,386
Stock-based compensation expense	175,493	299,839
Provision for doubtful accounts	13,986	(15,761)
Loss on seizure of cash	184,055	-
Extinguishment of discontinued operations liabilities	-	156,739
Loss on disposal of property, plant and equipment	2,024	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	(98,597)	199,910
Prepaid expenses and other current assets	159,089	278,609
Accounts payable	(369,194)	186,253
Accrued expenses	(3,996)	(203,955)
Lease liability	(106,006)	(103,555)
Deferred revenue	(157,805)	6,352
Net cash used in operating activities - continuing operations	(2,501,450)	(3,009,485)
Net cash used in operating activities - discontinued operations	-	(17,443)
Net cash used in operating activities	(2,501,450)	(3,026,928)

Cash flows from investing activities:
Costs incurred to develop technology	(242,020)	(181,111)
Purchases of property and equipment	(20,873)	(30,426)
Investment in QBSG Limited	(700,000)	-
Acquisition of Expo Experts	-	(400,000)
Additional Investment in nonontrolling subsidiary	-	(334,965)
Net cash used in investing activities - continuing operations	(962,893)	(946,502)
Net cash used in investing activities	(962,893)	(946,502)

Cash flows from financing activities:
Proceeds from the sale of common stock	4,485,717	3,364,300
Proceeds from Noncontrolling Interests	82,140	-
Net cash provided by financing activities - continuing operations	4,567,857	3,364,300
Net cash provided by financing activities	4,567,857	3,364,300

Effect of exchange rate fluctuations on cash and cash equivalents
Net (decrease) increase in cash and cash equivalents	1,103,514	(609,130)
Cash, cash equivalents, beginning of period	627,641	1,236,771
Cash and cash equivalents, end of period	1,731,155	627,641

Supplemental disclosures of other cash flow information:
Non-cash stock issuance for commitment funding	$-	$750,000
Non-cash stock issuance for acquisition of Expo Experts	$-	$200,000
Non-cash stock issuance for investment in QBSG Limited	$500,000	$-
Non-cash amortization of commitment funding	$375,000	$187,500

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Professional Diversity Network, Inc. is both the operator of the TalentAlly Network (the “Company,” “we,” “our,” “us,” “PDN” or the “Professional Diversity Network”) and a holding company for NAPW, Inc., a wholly-owned subsidiary of the Company and the operator of the National Association of Professional Women (the “NAPW Network” or “NAPW”). The TalentAlly Network operates online professional networking communities with career resources specifically tailored to the needs of different diverse cultural groups including Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, Lesbians, Gay, Bisexual, Transgender and Queer (LGBTQ+), and Students and Graduates seeking to transition from education to career. The networks’ purposes, among others, are to assist its registered users in their efforts to connect with like-minded individuals, identify career opportunities within the network and connect with prospective employers. The Company’s technology platform is integral to the operation of its business.

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

2. Going Concern and Management’s Plans

At December 31, 2024, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock during the twelve months ended December 31, 2024.

The Company had an accumulated deficit of $102,414,683 on  December 31, 2024. During the year ended December 31, 2024, the Company generated a net loss from continuing operations of $2,405,145 and used cash in continuing operations during the twelve months ended December 31, 2024, of $2,501,450. On  December 31, 2024, the Company had a cash balance of $1,731,155. Total revenues during the year ended December 31, 2024, were $6,730,605 compared to total revenues of $7,699,037 during the year ended December 31, 2023. The Company had a working capital from continuing operations of $270,695 and a working capital deficit from continuing operations of $1,106,825 on  December 31, 2024, and 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital through the issuance of common stock, and generate revenues. The consolidated financial information contained herein does not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations may be sufficient to meet our working capital requirements through the fiscal period ending December 31, 2025, however in order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, raise capital through the issuance of common stock, or through a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be available on acceptable terms.

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

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	December 31, 2024	December 31, 2023

Balance, beginning of period	$66,526	$102,515
Provision for credit losses	13,986	(15,761)
Write-offs	(18,589)	(20,228)
Balance, end of period	$61,923	$66,526

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets.

Other Receivables – Other receivables represent amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024, the balance in other receivables as reported on the consolidated balance sheet was deemed collectible.

Property and Equipment - Property and equipment are stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense for the years ended December 31, 2024, and 2023 was $11,936 and $12,723, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated depreciation as of December 31, 2024, and 2023, was $36,734 and $27,303, respectively.

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

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the years ended December 31, 2024, and 2023, the Company incurred advertising and marketing expenses of $746,490 and $1,130,262. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by Federal or state tax authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for Federal and state tax purposes include the years ended December 31, 2021 through 2023.

The Company’s policy for recording interest and penalties associated with audits is to record such expenses as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2024.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2024, and 2023, excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of December 31,
	2024	2023

Stock options	1,500	2,806
Unvested restricted stock	24,653	7,049
Total dilutive securities	26,153	9,855

Reclassifications

Certain prior year amounts in the Consolidated Statements of Cash Flow have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this standard in fiscal year 2024. Refer to "Note 15, Segment Information" for relevant disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

4. Business Combinations

RemoteMore USA, Inc.

On September 20, 2021, the Company acquired a 45.62% interest in RemoteMore, a software developer recruiting company, for an estimated total purchase price of $1,363,333, paying $863,333 in cash and $500,000 to be paid within one year of the acquisition date, or until certain factors of the agreement were met.

In February 2022, in connection with the September 2021 acquisition of the 45.62% interest in RemoteMore, and as a component of the aforementioned $500,000 remaining purchase price payment, the Company issued 13,986 shares of its common stock, with a value of $400,000, to the co-founders of RemoteMore. In January 2023, the Company exercised its option to purchase an additional 20% interest in RemoteMore at a purchase price of $116,667.

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

Expo Experts’ accounts and operations have been reflected in the TalentAlly Network for segment reporting purposes (see Note 15 - Segment Information).

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

Revenue Concentration

We, in alliance with another company, partner to sell two recruitment services products. This alliance member previously built, hosted, and managed our job boards and website in addition to billing customers, collecting fees, and providing customer services. For the year ended December 31, 2024, and 2023, the Company recorded approximately 4.6% and 8.1% of its recruitment services revenue from this alliance sales relationship, respectively.

Disaggregation of revenue

Revenue is disaggregated by product line and timing of transfer of products and services (see Note 15 - Segment Information).

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of December 31, 2024, and 2023.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered, or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of $1,842,036 and $1,999,841 are included in current deferred revenues, on the consolidated balance sheets as of December 31, 2024 and December 31, 2023.

For the years ended December 31, 2024 and 2024, we recognized revenue associated with contract liabilities that were included in the contract liabilities balance at the beginning of the period as follows:

	December 31, 2024	December 31, 2023

Balance, beginning of period	$1,999,841	$1,925,788
Recognized revenue associated with contract liabilities	(4,820,422)	(4,977,909)
Amounts collected or invoiced	4,662,617	5,051,962
Balance, end of period	$1,842,036	$1,999,841

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	December 31,
	2024	2023
Capitalized cost:
Balance, beginning of period	$186,103	$64,499
Additional capitalized cost	242,019	181,111
Provision for amortization	(100,750)	(59,507)
Balance, end of period	$327,372	$186,103

Amortization expense related to capitalized technology of $100,750 and $59,507 for the years ended December 31, 2024, and 2023, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

7. Intangible Assets

Intangible assets, net is as follows:

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2024	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,152,848)	33,333
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition (months)	3 - 12	1,377,083	(1,377,083)	-
		13,588,192	(13,554,859)	33,333
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$134,733

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2023	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,073,800)	$57,156
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,119,514)	66,667
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(441,875)	625
Contracts acquired in RemoteMore acquisition (months)	3 - 12	1,377,083	(1,377,083)	-
		13,588,192	(13,463,744)	124,448
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$225,848

Future annual estimated amortization expense is summarized as follows:

Year ended December 31,
2025	$33,333
Net Carrying Amount	$33,333

Amortization expense related to intangible assets of $91,114 and $551,774 for the years ended December 31, 2024, and 2023, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

8. Long-term Investments

On September 27, 2022, the Company entered into a Stock Purchase Agreement (the “SPA”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta (the “Seller”). Upon the execution of the SPA, the Company purchased 65,700 issued ordinary shares of Koala Crypto Limited (now renamed as QBSG Limited) from Seller, representing 9% of the total issued share capital of QBSG, and in exchange, the Company issued 86,339 shares of its common stock to Seller in a private placement (the “Consideration Shares”) valued at $1,350,000. As allowed under ASC 321-10-35, the Company has elected to measure the equity investment in QBSG Limited at cost as QBSG Limited is a private company and does not have a readily determinable fair value. The Company evaluates the investment for any impairment annually. The shares of QBSG are recorded in the consolidated balance sheet as ‘other assets’.

Upon execution of the SPA, the Company, the Seller and QBSG also entered into a Shareholders’ Agreement. The Shareholders’ Agreement imposes certain transfer restrictions on the Seller and the Company as shareholders of QBSG, provides for certain governance and approval rights among the parties, and gives the Company a put option with respect to its investment in QBSG in the event of a change of control of the Seller. At the same time, Alan Tak Wai Yau, an individual and the majority shareholder of Koala Capital Limited, which is the parent company of the Seller (“Koala Capital”), provided the Company with a share charge over 15 percent of the issued share capital of Koala Capital (the “Share Charge”) and Koala Capital provided the Company with a guaranty and indemnity (the “Guarantee”), which Share Charge and Guarantee were granted as security for a number of the Seller’s obligations as set forth therein including obtaining the lifting of the voluntary suspension of QBSG’s virtual financial assets license by the Malta Financial Services Authority (“MFSA”). Koala Capital had submitted and responded to all queries raised by the MFSA, and the authorization/supervision unit has approved its application. To enhance the governance of QBSG's profits and dividends, QBSG has agreed to assign one board seat to the Company's CEO.

On December 5, 2024, the Company entered into a Profit Participation Agreement (the “PPA”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta (the “Seller”). Upon the execution of the PPA, the Company purchased a 6% right in QBSG Limited (the “Target”, previously Koala Crypto Limited) to receive all distributions and dividends which may be declared and/or distributed by the Target on an annual basis in terms of applicable law, along with all rights, title, and interest from the Seller. The consideration of the Profit Participation is $1,200,000, including $700,000 cash and $500,000 value of the Company’s common stocks, or a total of 113,636 shares at a price of $4.40 per share. In addition to the 9% share purchase from the Seller in September 2022, the Company now owns the right to receive 15% of all distributions and dividends by the Target.

As the Profit Participation investment does not include the ownership of equity of QBSG Limited, only the right to future distributions, the Profit Participation investment does not meet the criteria to be recorded under ASC 321-10-35 and is subject to fair value accounting standards. As of December 31, 2024, the Company holds a Level 3 investment recorded at a cost of $1,200,000, representing 6% of all distributions and dividends from QBSG Limited. As of December 31, 2024, Management believes that cost represents fair value as it relates to the Profit Participation valuation as there were no material changes in the underlying company, QBSG Limited between December 5, 2024 and December 31, 2024.

The fair value of the investment is estimated using a combination of valuation methodologies, including Discounted Cash Flow (DCF) analysis, Relative Valuation, and Transaction Comparables. These approaches incorporate significant unobservable inputs, such as projected cash flows, discount rates, market data from publicly traded companies in the crypto infrastructure and digital asset services sectors, as well as data from recent merger and acquisition transactions within the industry.

There was no activity in Level 3 investments other than the acquisition of the Profit Participation investment.

9. Accrued Liabilities

As of December 31, 2024, and 2023, accrued liabilities consisted of the following:

	Ended December 31,
	2024	2023

Litigation reserve	$450,000	$450,000
Contractor expenses	170,841	170,733
Illinois franchise tax	94,080	100,800
Accrued payroll	78,466	88,153
Accrued legal fees	5,500	-
Accrued Board of Director fees	42,499	19,500
Accrued revenue sharing agreements	14,053	18,658
Other	8,449	20,040
Total accrued liabilities	$863,888	$867,884

10. Commitments and Contingencies

Lease Obligations

The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 84 months, commencing on October 1, 2020. The Company made approximately $106,000 and $104,000 of cash payments for lease expenses related to the office space for the years ended December 31, 2024, and 2023. The weighted average remaining lease term for the years ended December 31, 2024, and 2023, are 2.75 years and 3.75 years.  The weighted average discount rate for operating leases for the years ended December 31, 2024, and 2023, is 6.0%

As of December 31, 2024, the aggregate future lease payments under all operating leases are as follows:

Operating
2025	$108,457
2026	110,908
2027	84,560
Total lease payments	303,925
Less: present value discount	24,613
Present value of lease liabilities	$279,312

As of December 31, 2024, and 2023, right of use assets were $226,704 and $298,485, and related lease obligations remaining, related to the Company's office lease, were $279,312 and $365,712, as recorded on the Company’s consolidated balance sheets.

Other

As of December 31, 2023, PDN China's bank account held a balance of $184,055, which was reduced to $0 by December 31, 2024. In November 2024, these funds were seized by the Guangzhou City authority in connection with alleged illegal fundraising activities involving the Gatewang Group, a company associated with PDN’s former CEO, Michael Wang. Following Mr. Wang’s detention in December 2019, the Company ceased all operations in China. At present, there are no outstanding matters with the Chinese authorities.

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

On September 22, 2021, the Company entered into a stock purchase agreement with CFL, in which the Company sold 47,438 shares of its common stock at a price per share of $21.00 for gross proceeds of approximately $1,000,000. On October 30, 2021, CFL entered into a transfer stock agreement with a former shareholder of the Company to purchase an additional 37,587 shares of its common stock.

In December 2023, we entered into a stock purchase agreement with CFL, in which we sold 12,267 shares of our common stock at a price per share of $16.30 for gross proceeds of approximately $200,000.

As of December 31, 2024, CFL beneficially held 269,227 shares of the Company’s outstanding Common Stock equal to approximately 14.8% of the outstanding class.

12. Stockholders’ Equity

Effective January 5, 2023, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation in order to implement a 2-for-1 reverse stock split, through which each two shares of common stock issued and outstanding were combined and changed into one share of common stock. All share amounts and share prices in this annual report on Form 10-K have been adjusted to give effect to the reverse stock split.

Effective March 13, 2025, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation in order to implement a 10-for-1 reverse stock split, through which each ten shares of common stock issued and outstanding were combined and changed into one share of common stock. All share amounts and share prices in this annual report on Form 10-K have been adjusted to give effect to the reverse stock split.

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of December 31, 2024, the Company had 1,823,275 shares of common stock outstanding.

In  January 2023, in connection with the acquisition of Expo Experts, the Company issued 9,934 shares of its common stock, with a value of $200,000, to the co-founders of Expo Experts.

In March 2023, the Company entered into a stock purchase agreement with Yiran Gu, a former investor of the Company and a citizen of the People’s Republic of China, in connection with the purchase by Yiran Gu of 33,318 shares of our common stock at a price of approximately $21.00 per share for aggregate gross proceeds of $700,000.

In June 2023, the Company entered into a stock purchase agreement with Tumim Stone Capital LLC (“Tumim Stone”). Under the terms and subject to the conditions of the stock purchase agreement, we have the right, but not the obligation, to sell to Tumim Stone, and Tumim Stone is obligated to purchase, up to $12,775,000 worth of newly issued shares (the “Purchase Shares”) of our common stock, subject to certain limitations and the satisfaction (or, where permissible, the waiver) of the conditions set forth in the stock purchase agreement. Pursuant to the stock purchase agreement, we issued and sold 46,993 Purchase Shares to Tumim Stone, at a price of $42.56 per share (representing the average official closing price of the common stock on The Nasdaq Capital Market for the five consecutive trading days ending on the trading day immediately prior to the date of the stock purchase agreement), for aggregate gross proceeds to the Company of $2,000,000, in an initial purchase (the “Initial Purchase”). Pursuant to the terms of the stock purchase agreement, as consideration for Tumim Stone’s commitment to purchase shares of common stock at our direction from time to time, subject to the conditions and limitations set forth in the stock purchase agreement, upon execution of the stock purchase agreement on September 30, 2023, we also issued to Tumim Stone 17,622 shares of common stock (the “Commitment Shares”), valued at $42.56 per share (the same per share value as each Initial Purchase Share sold  in the Initial Purchase), or a total aggregate value equal to $750,000 for the Commitment Shares. Thereafter, the purchase price of shares that we sell to Tumim Stone under this agreement (other than initial sale under that agreement) is 97% of the lowest daily average of the daily volume weighted average prices of our common stock for the three day period prior to our election to sell shares.

In December 2023, the Company issued multiple purchase notices to Tumim Stone under the stock purchase agreement, through which we sold a combined 27,334 shares of our common stock at an average price of $17.00 for an aggregated gross proceeds of approximately $464,300.

In December 2023, the Company entered into a stock purchase agreement with CFL, in which we sold 12,267 shares of our common stock at a price per share of $16.30 for gross proceeds of approximately $200,000.

In the first quarter of 2024, the Company issued 4,022 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price of approximately $23.60 per share, resulting in aggregate gross proceeds of $95,104. In the second quarter of 2024, the Company issued 18,467 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $12.70 to $15.60 per share, resulting in aggregate gross proceeds of $239,885. In the third quarter of 2024, there was no common stock issuance to Tumim Stone Capital. In the fourth quarter of 2024, the Company issued 5,643 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $8.30 per share, resulting in aggregate gross proceeds of $46,728.

In June, 2024, the Company entered into a stock purchase agreement with Eighty-eight Investment LLC, a Delaware limited liability company wholly owned and controlled by Mr. Xin He, our Chief Executive Officer. This purchase of 100,000 shares of our common stock at a price of $4.95 per share provided aggregate proceeds of $495,000. The purchase price represented the last consolidated closing bid price on the Nasdaq Capital Market prior to the execution of the agreement, in accordance with the requirements of Nasdaq Listing Rule 5635(c) and applicable Nasdaq interpretations.

In September, 2024, the Company entered into a stock purchase agreement with Yu Tian, an individual and a resident of the People’s Republic of China, in connection with the purchase by Yu Tian of 39,867 shares of common stock at a price of approximately $3.01 per share for aggregate gross proceeds of $120,000.

In November, 2024, the Company entered into a stock purchase agreement with a single institutional investor (the “Investor”), in connection with the purchase by the Investor of 140,000 shares of common stock, and 110,000 pre-funded warrants to purchase Common Stock (the “Pre-Funded Warrants”) in a registered direct offering (the “Offering”) at a price of $8.00 per share (or $7.90 per Pre-Funded Warrant) for aggregate gross proceeds of $1,989,000.

In December 2024, the Company entered into a Profit Participation Agreement with Koala Malta Limited, a private limited liability company registered under the laws of Malta to purchase a 6% right in QBSG Limited to receive all distributions and dividends which may be declared and/or distributed by the QBSG Limited on an annual basis in terms of applicable law, along with all rights, title, and interest from the Koala Malta Limited. The consideration of the Profit Participation is $1,200,000, including $700,000 cash and $500,000 value of the Company’s common stocks, or a total of 113,636 shares at a price of $4.40 per share. In addition to the 9% share purchase from the Seller in September 2022, the Company now owns the right to receive 15% of all distributions and dividends by QBSG Limited.

In December, 2024, the Company entered into a stock purchase agreement with Aurous Vertex Limited (the “Investor”), a British Virgin Islands company, in connection with the purchase by the Investor of 250,000 shares of common stock at a price of $6.00 per share for aggregate gross proceeds of $1.5 million. In the agreement, Aurous Vertex Limited has an option to purchase an additional 100,000 shares of Common Stock at a subsequent closing. The purchase price per share of the additional 100,000 shares of Common Stock will be the lesser of (a) $6.00 per share and (b) the closing price of the Common Stock on the date that Investor delivers its written notice to the Company of its election to purchase the Second Closing Shares as described above.

Total shares issued during fiscal year 2024 were as follows:

				Total Cash
	Common Stock		Additional	Received from
	Shares	Amount	Paid -in Capital	Stock Issuances ($)

Tumim Stone Capital LLC	28,131	$281	$381,436	$381,717
88 Investment	100,000	1,000	494,000	495,000
Yu Tian	39,867	399	119,601	120,000
Armistice Capital	140,000	1,400	1,987,600	1,989,000
QBSG	113,636	1,136	498,864	-
Aurous Vetrex	250,000	2,500	1,497,500	1,500,000
Vesting of grants to Board of Directors*	2,440	24	95,900	-
Grants to management/employees*	4,000	40	79,529	-
Total	678,074	$6,780	$5,154,430	$4,485,717

*	see Note 13 – Stock-Based Compensation – Restricted Stock

13. Stock-Based Compensation

Equity Incentive Plans – The Company’s 2013 Equity Compensation Plan (the “2013 Plan”) was adopted for the purpose of providing equity incentives to employees, officers, directors and consultants including options, restricted stock, restricted stock units, stock appreciation rights, other equity awards, annual incentive awards and dividend equivalents. Through a series of amendments to the 2013 Plan, the total number of authorized shares available for issuance of common stock under the Plan was 75,000 shares.

On April 11, 2023, the Board of Directors adopted a new equity incentive plan, the Professional Diversity Network, Inc. 2023 Equity Compensation Plan (the “2023 Equity Compensation Plan”). The 2023 Equity Compensation Plan was approved by the Company’s stockholders on June 15, 2023. The 2023 Equity Compensation Plan supersedes and replaces the 2013 Plan, and no new awards will be granted under the 2013 Plan. Any awards outstanding under the 2013 Plan remain subject to and will be paid under the 2013 Plan. The 2023 Equity Compensation Plan reserves 75,000 shares of common stock for issuance of awards to directors, officers, employees and qualifying consultants of the Company and its affiliates.

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2024, and 2023:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Options	Price	(in Years)	(in thousands)
Outstanding - January 1, 2024	3,306	$90.04	5.7	$-
Granted	-	-
Exercised	-	-
Forfeited	(1,806)	-
Outstanding - December 31, 2024	1,500	$44.60	4.2	$-

Exercisable at December 31, 2024	1,500	$44.60	4.2	$-

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Options	Price	(in Years)	(in thousands)
Outstanding - January 1, 2023	3,306	$90.40	6.8	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2023	3,306	$90.04	5.7	$-

Exercisable at December 31, 2023	2,806	$99.10	5.5	$-

There were no stock options granted in fiscal 2024 or 2023.

The Company recorded non-cash stock-based compensation expense of approximately $0 and $10,850 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2024, and 2023, pertaining to stock options awards.

Warrants

As of December 31, 2024, and 2023, there were no warrants outstanding and exercisable.

Restricted Stock

A summary of restricted stock activity for the years ended December 31, 2024, and 2023 is as follows:

Number of
Shares
Outstanding - January 1, 2023	6,911
Granted	11,733
Forfeited	(1,382)
Vested	(5,529)
Outstanding - December 31, 2023	11,733
Granted	28,890
Forfeited	(4,847)
Vested	(11,123)
Outstanding - December 31, 2024	24,653

During the year ended December 31, 2024 the Company granted 20,653 restricted stock units (“RSUs”) to non-employee directors as partial compensation for their service as a director. The aggregate grant date fair value of the combined awards amounted to approximately $121,849. The RSU award to the Board member fully vests on the one-year anniversary after the date of grant. The Company also granted 40,000 RSUs to certain officers and managers with immediate vesting. The aggregate grant date fair value of the combined awards amounted to approximately $23,600.

During the year ended December 31, 2023 the Company granted 3,049 restricted stock units (“RSUs”) to non-employee directors as partial compensation for their service as a director. The aggregate grant date fair value of the combined awards amounted to approximately $125,000. The RSU award to the Board member fully vests on the one-year anniversary after the date of grant. The Company also granted 8,618 RSUs to certain officers and managers with immediate vesting. The aggregate grant date fair value of the combined awards amounted to approximately $193,000.

The Company recorded non-cash stock-based compensation expense of approximately $175,000 and $300,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2024, and 2023, respectively, pertaining to restricted stock awards.

Total unrecognized stock-based compensation expense related to unvested restricted stock at December 31, 2024 was approximately $20,000 and is expected to be recognized through the third quarter of 2025.

14. Income Taxes

The Company has the following net deferred tax assets and liabilities:

	December 31,
	2024	2023
Goodwill and intangible assets	$425,865	$83,613
Developed technology	2,866	3,953
Property and equipment	(12,565)	(9,970)
Other deferred tax assets	320,815	264,571
Settlements	121,950	121,950
Stock based compensation	103,551	76,977
Net operating loss	10,365,248	10,216,313
Valuation allowance	(11,327,730)	(10,757,407)
Net deferred tax liability	$-	$-

The benefit for income taxes for the years ended December 31, 2024, and 2023, consists of the following:

	Year Ended December 31,
	2024	2023
Federal:
Current provision	$-	$-
Deferred tax benefit	-	(110,961)
	$-	$(110,961)
State:
Current provision	$6,321	$-
Deferred tax benefit	-	(28,419)
	$6,321	$(28,419)
Foreign:
Current provision	$-	$-
Deferred provision (benefit)	-	-
	$-	$-
Income tax expense benefit	$6,321	$(139,380)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Expected federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.1%	6.1%
Valuation allowance	(21.9)%	(17.1)%
Permanent items	(1.0)%	0.0%
Other	(4.2)%	(6.9)%
	(0.0)%	3.1%

The valuation allowance at December 31, 2024 was $11,327,730. The net change in the valuation allowance during the year ended December 31, 2024 was an increase of $570,323. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2024.

At December 31, 2024, the Company had U.S. federal, Illinois, and New York net operating loss carryforwards of approximately $39,550,000, $21,089,000, and $11,995,000 respectively. Of the federal amount, $19,304,000 expires between 2034 and 2038, and $20,246,000 has an indefinite carryforward period. The Illinois losses may be carried forward 12 years and begin to expire in 2026. The New York losses may be carried forward 20 year and begin to expire in 2035. Certain tax attributes are subject to an annual limitation as a result of changes in ownership as defined under Internal Revenue Code Section 382. The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the U.S. include New York and Illinois.

The U.S. Tax Cuts and Jobs Act of 2017 provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign earnings and profit (“E&P”) through the year ended December 31, 2017. Due to the seizure of cash, by Chinese local authorities, the Company’s undistributed foreign E&P has been reduced to $0.

15. Segment Information

The Company operates in the following segments: (i) TalentAlly Network, which maintains and operates job board software and hosts career fairs, (ii) NAPW Network, a professional networking organization that addresses personal and professional development opportunities for women, (iii) RemoteMore (beginning in fiscal 2021) which provides companies with talented engineers to provide solutions to their software needs and (iv) Corporate Overhead.

The Company's CEO and CFO comprise the executive committee. The responsibility of the executive committee is to collectively assess performance and make resource allocation decisions related to the entity’s operating segments. The CEO operates more as a strategic decision maker for the organization as a whole. The executive committee is the CODM because the committee is the highest level of management that performs these functions.

The following tables present key financial information of the Company’s reportable segments as of and for the years ended December 31, 2024, and 2023:

	Year Ended December 31, 2024
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$428,612	$-	$-	$428,612
Recruitment services	4,434,235	-	-	-	4,434,235
Contracted software development	-	-	1,830,018	-	1,830,018
Consumer advertising and marketing solutions	37,740	-	-	-	37,740
Total revenues	4,471,975	428,612	1,830,018	-	6,730,605
Income (loss) from continuing operations	(41,847)	(145,273)	(313,757)	(1,904,268)	(2,405,145)
Depreciation and amortization	145,270	56,695	1,836	-	203,801
Income tax expense (benefit)	5,471	-	850	-	6,321
Net income (loss) from continuing operations	(228,684)	(146,535)	(316,200)	(1,904,268)	(2,595,687)

	As of December 31, 2024
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	134,733	-	-	-	134,733
Assets from continuing operations, net of eliminations	8,793,043	30,342	(841,584)	-	7,981,801

	Year Ended December 31, 2023
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$530,745	$-	$-	$530,745
Recruitment services	4,639,642	-	-	-	4,639,642
Contracted software development	-	-	2,437,352	-	2,437,352
Consumer advertising and marketing solutions	91,298	-	-	-	91,298
Total revenues	4,730,940	530,745	2,437,352	-	7,699,037
Income (loss) from continuing operations	(1,484,970)	(431,331)	(281,054)	(2,341,196)	(4,538,551)
Depreciation and amortization	542,831	79,786	1,387	-	624,004
Income tax expense (benefit)	(48,466)	(15,873)	850	(75,891)	(139,380)
Net income (loss) from continuing operations	(1,429,033)	(414,121)	(277,778)	(2,265,305)	(4,386,237)

	As of December 31, 2023
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	168,067	57,156	625	-	225,848
Assets from continuing operations, net of eliminations	6,915,583	87,231	(676,282)	-	6,326,532

16. Employee benefit plans

The Company’s employee benefit plans currently consist of a defined contribution plan for all U.S. employees. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. regular, full-time employees are eligible to participate in the Professional Diversity Network Inc. 401(k) Plan (“PDN Plan”), which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the PDN Plan, employees are eligible to participate after meeting eligibility requirements and employees are always fully vested in their own contributions. Effective January 1, 2021, the Company has elected to match up to 5% of eligible employee contributions. The contribution expense for the PDN Plan was approximately $82,000 and $88,500 for the years ended December 31, 2024, and 2023, respectively.

17. Subsequent Events

On January 26, 2025, the Company entered into a Stock Purchase Agreement (the “SPA”) with AI Geometric Ltd, a company organized under the laws of the United Kingdom of Great Britain and Northern Ireland (the “Seller”).Pursuant to the SPA, the Seller agreed to issue and sell 1,300 shares of the Seller to the Company, representing 13% of all issued and outstanding shares of the Seller, at a consideration of $1,300,000 (the “Transaction”). The board of directors of the Company approved the Transaction on January 17, 2025.The closing of the Transaction took place on January 27, 2025.

As previously disclosed, on June 30, 2023, the Company entered into a Common Stock Purchase Agreement, dated as of June 30, 2023 (the “Purchase Agreement”) with Tumim Stone Capital LLC (the “Investor”). Under the terms and subject to the conditions of the Purchase Agreement, the Company had the right, but not the obligation, to sell to the Investor, and the Investor was obligated to purchase, up to $12,775,000  worth of newly issued shares (the “Purchase Shares”) of the Company’s common stock, par value $0.01 per share (“Common Stock”), subject to certain limitations and the satisfaction (or, where permissible, the waiver) of the conditions set forth in the Purchase Agreement. As of the date of this Current Report on Form 8-K, the Company had issued and sold $2,846, 017 worth of Purchase Shares under the Purchase Agreement, which were registered on the Company’s Registration Statement on Form S-3 (File No. 333-260316). On February 25, 2025, the Company gave notice to the Investor of the Company’s decision to terminate the Purchase Agreement in accordance with Section 7.1 thereof, effective on the fifth business day thereafter. Consequently, no further Purchase Shares will be sold under the Purchase Agreement.

On February 25, 2025, the Company entered into a stock purchase agreement (the “SPA”) with Boris Krastev Ventures UG (the “Seller”), pursuant to which the Company shall acquire 1,000,000 shares of common stock (the “Acquisition”) of RemoteMore USA, Inc., a Delaware corporation (“RemoteMore” or the “Target Company”) for a purchase price of $300,000, which will be paid to the Seller at the closing of the Acquisition through the issuance of 50,000 newly issued restricted shares of the Company’s common stock, at a price of $6.00 per share (the “Shares”). The closing of the Acquisition is subject to satisfaction of certain closing conditions set forth in the SPA. Prior to the Acquisition, the Company held 7,262,500 shares of the Target Company, representing a majority interest in the Target Company. Upon the closing of the Acquisition, the Company’s ownership will increase to approximately 82.625% of the Target Company’s outstanding shares.

On March 7, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware (the “Certificate of Amendment”), which effected the Reverse Stock Split at a ratio of 10-to-1, and such Certificate of Amendment became effective as of 12:01 a.m. ET on March 13, 2025 (the “Effective Time”). As a result of the Reverse Stock Split, every ten shares of Common Stock were combined into one share of Common Stock and the total number of shares of Common Stock outstanding reduced from 19,322,748 shares to 1,933,274 shares. Stockholders who otherwise were entitled to receive fractional shares because they held a number of shares not evenly divisible by the ratio of the Reverse Stock Split were automatically entitled to receive cash in lieu of such fractional shares.

On February 25, 2025, the Aurous Vertex Limited delivered a Written Notice to the Company exercising its option to purchase an additional 100,000 shares of Common Stock at a purchase price per share of $3.385, the closing price of the Company’s Common Stock on February 25, 2025. On March 24, 2025, upon the satisfaction or waiver of the closing conditions, the Company issued an additional 100,000 shares of Common Stock to Aurous Vertex Limited.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated as of March 31, 2025.

/s/ Xin (Adam) He
Xin (Adam) He
Chief Executive Officer (Principal Executive Officer)

/s/ Megan Bozzuto
Megan Bozzuto
Interim Chief Financial Officer (Principal Financial Officer)

/s/ Michael Belsky
Michael Belsky
Director

/s/ Chris Renn
Chris Renn
Chair of Board, Director

/s/ Katherine Lauderdale
Katherine Lauderdale Director

/s/ Ge Yi
Ge Yi
Director

/s/ Hao Zhang
Hao Zhang
Chair of Board, Director