Form 10-Q
period 2025-03-31
Professional Diversity Network, Inc.
filed 2025-05-14
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

There were 2,083,233 shares outstanding of the registrant’s common stock as of May 14, 2025.

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

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the Securities and Exchange Commission (“SEC”) or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors” of our Annual Report for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on March 31, 2025 (the "2024 Annual Report") and Part II, Item 1A, “Risk Factors” of this Quarterly Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE three months ended March 31, 2025

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2025	December 31, 2024
	(Unaudited)
Current Assets:
Cash and cash equivalents	$496,437	$1,731,155
Accounts receivable, net	1,131,794	1,218,679
Other receivables	16,033	12,577
Prepaid expense and other current assets	142,975	264,117
Total current assets	1,787,239	3,226,528

Property and equipment, net	44,832	48,956
Capitalized technology, net	298,872	327,372
Goodwill	1,417,753	1,417,753
Intangible assets, net	126,400	134,733
Right-of-use assets	207,932	226,704
Security deposits	49,755	49,755
Other assets	3,806,000	2,550,000
Total assets	$7,738,783	$7,981,801

Current Liabilities:
Accounts payable	$426,704	$155,661
Accrued expenses	859,752	863,888
Deferred revenue	1,897,532	1,842,036
Lease liability, current portion	96,285	94,248
Total current liabilities	3,280,273	2,955,833

Lease liability, non-current portion	160,142	185,064
Total liabilities	3,440,415	3,140,897

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 2,083,285 and 1,823,327 shares issued as of March 31, 2025 and December 31, 2024, and 2,083,233 and 1,823,275 shares outstanding as of March 31, 2025 and December 31, 2024.	20,833	18,233
Additional paid in capital	108,068,381	107,755,971
Accumulated deficit	(103,136,745)	(102,414,683)
Treasury stock, at cost; 52 and 52 shares at March 31, 2025 and December 31, 2024	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	4,915,352	5,322,404
Noncontrolling interest	(616,984)	(481,500)
Total stockholders’ equity	4,298,368	4,840,904
Total liabilities and stockholders’ equity	$7,738,783	$7,981,801

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Membership fees and related services	$95,630	$127,346
Recruitment services	916,334	1,103,771
Contracted software development	487,507	484,961
Consumer advertising and marketing solutions	5,115	10,764
Total revenues	1,504,586	1,726,842

Costs and expenses:
Cost of revenues	719,206	652,891
Sales and marketing	571,067	829,958
General and administrative	878,697	994,518
Depreciation and amortization	40,957	52,401
Total costs and expenses	2,209,927	2,529,768

Loss from continuing operations	(705,341)	(802,926)

Other income (expense)
Interest and other income	(35,749)	(1,736)
Other income (expense), net	(35,749)	(1,736)

Loss before income tax expense (benefit)	(741,090)	(804,662)
Income tax expense (benefit)	-	2,490
Loss from continuing operations, net of tax	(741,090)	(807,152)
Net loss including non-controlling interests	(741,090)	(807,152)
Net loss attributable to non-controlling interests	19,028	15,320
Net loss attributable to Professional Diversity Network, Inc.	$(722,062)	$(791,832)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(722,062)	$(791,832)
Comprehensive loss, net of tax	$(722,062)	$(791,832)

Basic and diluted loss per share:
Net loss per share	$(0.39)	$(0.70)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	1,893,493	1,148,118

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2025	1,823,275	$18,233	$107,755,971	$(102,414,683)	52	$(37,117)	$-	$(481,500)	$4,840,904
Sale of common stock	209,958	2,100	347,313	-	-	-	-		349,413
Issuance of common stock	50,000	500	299,500						300,000
Share-based compensation	-	-	36,641	-	-	-	-	-	36,641
Amortization of funding commitment	-	-	(187,500)	-	-	-	-	-	(187,500)
Changes in Noncontrolling Interests	-	-	(183,544)	-	-	-	-	(116,456)	(300,000)
Net loss	-	-	-	(722,062)	-	-	-	(19,028)	(741,090)
Balance at March 31, 2025	2,083,233	$20,833	$108,068,381	$(103,136,745)	52	$(37,117)	$-	$(616,984)	$4,298,368

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2024	1,145,201	$11,452	$102,976,542	$(99,902,718)	52	$(37,117)	$-	$(479,918)	$2,568,241
Sale of common stock	4,022	40	95,064	-	-	-	-	-	95,104
Share-based compensation	-	-	83,332	-	-	-	-	-	83,332
Amortization of funding commitment			(93,750)					-	(93,750)
Net loss	-	-	-	(791,832)	-	-	-	(15,320)	(807,152)
Balance at March 31, 2024	1,149,223	$11,492	$103,061,188	$(100,694,550)	52	$(37,117)	$-	$(495,238)	$1,845,775

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Loss from continuing operations	$(741,090)	$(807,152)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	40,957	52,401
Noncash lease expense	22,848	22,848
Stock-based compensation expense	36,641	83,332
Provision for doubtful accounts	9,663	31,662
Unrealized loss on investment	44,000	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	77,223	(17,601)
Prepaid expenses and other current assets	(69,814)	23,869
Accounts payable	271,042	(48,219)
Accrued expenses	(4,136)	(33,113)
Lease liability	(26,961)	(26,348)
Deferred revenue	55,496	175,223
Net cash used in operating activities	(284,131)	(543,098)

Cash flows from investing activities:
Payments for technology developed	-	(82,060)
Purchases of property and equipment	-	(479)
Payments to acquire investments	(1,300,000)	-
Net cash used in investing activities	(1,300,000)	(82,539)

Cash flows from financing activities:
Proceeds from the sale of common stock	349,413	95,104
Net cash provided by (used in) financing activities	349,413	95,104

Net decrease in cash and cash equivalents	(1,234,718)	(530,533)
Cash, cash equivalents, beginning of period	1,731,155	627,641
Cash and cash equivalents, end of period	496,437	97,108

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$2,490
Non-cash stock issuance for additional interest in RemoteMore USA, Inc.	$300,000	$-
Non-cash amortization of commitment funding	$187,500	$93,750

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Description of Business

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2024 Form 10-K.

Professional Diversity Network, Inc. (“the Company”, “PDN, Inc.”, “we,” “our,” or “us,”) is a dynamic operator of professional networks with a focus on talent acquisition and professional development. Our networks provide access to a robust audience across multiple demographics. We serve a variety of such communities, including Women, Hispanic Americans, African Americans, Asian Americans, persons with disabilities, Military Professionals, and Lesbian, Gay, Bisexual, Transgender and Queer (LGBTQ+). Our goal is (i) to assist our registered users and members in their efforts to connect with like-minded individuals and identify career opportunities within the network and (ii) connect members with prospective employers while helping the employers address their workforce needs. We believe that the combination of our solutions allows us to approach recruiting and professional networking uniquely and thus create enhanced value for our members and clients.

PDN is a holding company and operates three business units: TalentAlly, LLC, NAPW, Inc. and RemoteMore USA, Inc

TalentAlly, LLC ("TalentAlly" or "TalentAlly Network") consists of several online professional job seeker communities dedicated to serving professionals in the United States and employers seeking to hire talent from a wide range of sources with many demographics represented. We use the word “professional” to describe any person interested in TalentAlly's websites or career fairs presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. Leveraging the power of our affinity job seeker groups, these professionals harness the relationships with employers and recruiters to help advance their careers. TalentAlly operate these recruitment affinity groups within the following sectors: Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, and LGBTQ+. In addition, the Company also manages the job seeker websites and career fairs for prominent diverse membership-based organizations, including but not limited to NAACP, National Urban League, and Kappa Alpha Psi. Employers and recruiters benefit from the Company’s relationship with these organizations, which allows them to access a large pool of qualified job seekers in a centralized manner. TalentAlly is 100% owned and operated by PDN, Inc.

NAPW Network Inc. ("NAPW" or "NAPW Network") is a networking organization for professional women, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at virtual and in-person events hosted at its local chapters across the country. NAPW is 100% owned and operated by PDN, Inc.

RemoteMore USA (“RemoteMore USA” or “RemoteMore”) is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location. As of March 31, 2025, PDN, Inc. owned 82.63% of RemoteMore USA, Inc. The Company consolidates RemoteMore USA’s operations into its consolidated financial statements.

2. Going Concern and Management’s Plans

At March 31, 2025, the Company’s principal sources of liquidity were its cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any.

The Company had an accumulated deficit of $103,136,745 at March 31, 2025. During the three months ended March 31, 2025, the Company generated a loss from continuing operations, net of tax, of $741,090. During the three months ended March 31, 2025, the Company used cash in continuing operations of $284,131. At March 31, 2025, the Company had a cash balance of $496,437. Total revenues were $1,504,586 and $1,726,842 for the three months ended March 31, 2025 and 2024, respectively. The Company had a working capital deficit from continuing operations of $1,493,034 at March 31, 2025 and a working capital from continuing operations of $270,695 at  December 31, 2024. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash on hand and cash flow from operations may not be sufficient to meet our working capital requirements through the fiscal period ending December 31, 2025. In order to accomplish our business plan objectives, the Company will need to increase revenues, raise capital through the issuance of common stock, continue its cost reduction efforts, or enter into a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be available on acceptable terms.

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

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	March 31, 2025	December 31, 2024

Balance, beginning of period	$61,923	$66,526
Provision for credit losses	9,663	13,986
Write-offs	-	(18,589)
Balance, end of period	$71,586	$61,923

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets.

Other Receivables – Other receivables represent amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2025 and December 31, 2024, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the three months ended March 31, 2025 and 2024 was approximately $4,124 and $1,840 and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 2025 and 2024, the Company incurred advertising and marketing expenses of approximately $146,667 and $235,463. These amounts are included in sales and marketing expenses in the accompanying statements of operations.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no deferred tax liabilities, as of March 31, 2025, recorded in the accompanying consolidated balance sheets. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2025.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2025 and 2024 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of March 31,
	2025	2024

Stock options	1,500	3,000
Unvested restricted stock	24,653	7,049
Total dilutive securities	26,153	10,049

Recent Accounting Pronouncements

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

4. Business Combinations

RemoteMore

The Company acquired an initial 45.62% interest in RemoteMore, a software developer recruiting company in 2021 for approximately $1.36 million. During 2022 and 2023, the Company acquired an additional 27% interest for approximately $352,000 for a total of 72.62% interest in RemoteMore. On April 30, 2024, the Company and the minority group made an aggregate $300,000 capital injection while maintaining the same percentage of control of interest. On  February 25, 2025, the Company acquired an additional 10.01% interest for approximately $300,000 for a total of 82.63% interest in RemoteMore as of March 31, 2025. See stock transaction detail in Note 11.

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

Expo Experts’ accounts and operations have been reflected in the TalentAlly Network for segment reporting purposes (see Note 14 - Segment Information).

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

Revenue Concentration

The Company is in an alliance with another company to build, host, and manage some of the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the three months ended March 31, 2025 and 2024, the Company recorded approximately 2% and 6% of its recruitment services revenue from this alliance sales relationship. In 2024, we transitioned the management of these job boards and website operations in-house.

Disaggregation of Revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 14 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of March 31, 2025 or  December 31, 2024

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of $1,897,532 and $1,842,036 are included in current deferred revenues, on the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, we recognized revenue as follows:

	March 31,	March 31,
	2025	2024

Balance, beginning of period	$1,842,036	$1,999,841
Recognized revenue associated with contract liabilities	(1,016,875)	(1,211,349)
Amounts collected or invoiced	1,072,371	1,386,572
Balance, end of period	$1,897,532	$2,175,064

Revenue recognized associated with contract liabilities that were included at the beginning of this quarter was $719,487. Deferred revenue includes customer payments which are received prior to performing services and revenues are recognized upon the completion of these services. Annual membership fees collected at the time of enrollment are recognized as revenue ratably over the membership period, which are typically for a 12-month membership period.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	March 31, 2025	December 31, 2024
Capitalized cost:
Balance, beginning of period	$327,372	$186,103
Additional capitalized cost	-	242,019
Provision for amortization	(28,500)	(100,750)
Balance, end of period	$298,872	$327,372

Amortization expense related to capitalized technology was approximately $28,500 and $22,967 for the three months ended March 31, 2025 and 2024, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
March 31, 2025	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,161,181)	25,000
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,563,192)	25,000
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$126,400

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2024	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,152,848)	33,333
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,554,859)	33,333
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$134,733

As of March 31, 2025, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2025	$25,000
Net Carrying Amount	$25,000

For the three months ended March 31, 2025 and 2024, amortization expense related to intangible assets was approximately $8,333 and $27,594, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

The fair value of the investment is estimated using a combination of valuation methodologies, including Discounted Cash Flow (DCF) analysis, Relative Valuation, and Transaction Comparables, resulting in an average fair value estimate of $1,156,000. These methods incorporate significant unobservable inputs, such as a weighted average cost of capital of 15%, a long-term revenue growth rate of 10%, a long-term pre-tax operating margin of 15%, a 20% discount for lack of control, and a 40% discount for lack of marketability. The valuation also considers market data from publicly traded companies in the crypto infrastructure and digital asset services sectors, as well as data from recent merger and acquisition transactions within the industry. The inputs and estimates used may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events, including regulation changes in Malta, inability of QBSG to meet revenue and income forecasts or QBSG's inability to pay dividends, all of which could significant decrease the value of the Company's investment. Accordingly, the actual results could differ significantly from those estimates

There was no activity in Level 3 investments other than the acquisition of the Profit Participation investment. Level 3 investments balance was as follows:

March 31, 2025
Beginning balance	$ 1,200,000
Transfer in	-
Unrealized loss	(44,000)
Ending balance	1,156,000
Amount of unrealized loss for the period included in income relating to assets held at the end of the reporting period	(44,000)

December 31, 2024
Beginning balance	$-
Transfer in	1,200,000
Unrealized loss	-
Ending balance	1,200,000
Amount of unrealized loss for the period included in income relating to assets held at the end of the reporting period	-

On  January 26, 2025, the Company entered into a Stock Purchase Agreement (the “SPA”) with AI Geometric Ltd, a company organized under the laws of the United Kingdom of Great Britain and Northern Ireland (the “Seller”).Pursuant to the SPA, the Seller agreed to issue and sell 1,300 shares of the Seller to the Company, representing 13% of all issued and outstanding shares of the Seller, at a consideration of $1,300,000 (the “Transaction”). The board of directors of the Company approved the Transaction on  January 17, 2025.The closing of the Transaction took place on  January 27, 2025. As allowed under ASC 321-10-35, the Company has elected to measure the equity investment in Al Geometric, Ltd. at cost as it is a private company and does not have a readily determinable fair value. The Company evaluates the investment for any impairment annually. The shares of AI Geometric Ltd. are recorded in the consolidated balance sheet as ‘other assets’.

9. Commitments and Contingencies

Lease Obligations - The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 7 years, commencing on October 1, 2020. The Company made approximately $26,961 and $26,348 of cash lease payments related to the office space for the three months ended March 31, 2025 and 2024, respectively. The weighted average remaining lease terms as of the three months ended March 31, 2025 and 2024, are 2.5 years and 3.5 years. The weighted average discount rate for operating leases for the three months ended March 31, 2025 and 2024, is 6%.

The present value of the remaining lease liabilities as of  March 31, 2025 are as follow:

Operating
2025	81,496
2026	110,908
2027	84,560
Total lease payments	276,964
Less: present value discount	20,537
Present value of lease liabilities	$256,427

As of March 31, 2025 and,  December 31, 2024, right of use assets were $207,932 and $226,704, and related lease obligations remaining, related to the Company's office lease, were $256,427 and $279,312, as recorded on the Company’s consolidated balance sheets.

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

10. CFL and Aurous Vertex Limited Transaction

In August, 2016, the Company entered into a stock purchase agreement (the “Purchase Agreement”), with CFL, a Republic of Seychelles company wholly-owned by a group of Chinese investors. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to CFL, and CFL agreed to purchase a number of shares of the Company’s common stock such that CFL would hold approximately 51% of the outstanding shares of common stock, determined on a fully-diluted basis.

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

As of March 31, 2025, CFL beneficially holds shares of the Company’s outstanding common stock equal to approximately 12.9%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

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

In February, 2025, Aurous Vertex Limited delivered a written notice to the Company exercising its option to purchase an additional 100,000 shares of common stock. The Company subsequently issued 100,000 shares at a purchase price of $3.385 per share, resulting in aggregate gross proceeds of $338,500. Following the closing of the transaction, Aurous Vertex Limited owns a total of 350,000 shares of common stock, representing approximately 16.8% of the Company’s total outstanding shares as of March 31, 2025.

11. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of March 31, 2025, the Company had 2,083,233 shares of common stock outstanding.

In the first quarter of 2024, the Company issued 4,022 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price of approximately $23.60 per share, resulting in aggregate gross proceeds of $95,104. In the second quarter of 2024, the Company issued 18,467 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $12.70 to $15.60 per share, resulting in aggregate gross proceeds of $239,885. In the third quarter of 2024, there was no common stock issuance to Tumim Stone Capital. In the fourth quarter of 2024, the Company issued 5,643 shares of its common stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $8.30 per share, resulting in aggregate gross proceeds of $46,728. On  February 25, 2025, the Company and Tumim Stone Capital both agreed to terminate the Purchase Agreement in accordance with Section 7.1 thereof, effective on the fifth business day thereafter. Consequently, no further Purchase Shares will be sold under the Purchase Agreement.

In February, 2025, the Company received a Written Notice from a single institutional investor (the “Investor”) to exercise 110,000 Pre-Funded Warrants originally purchased in November 2024 at a price of $7.90 per warrant. In connection with the exercise, the Investor paid an additional $0.10 per share—bringing the total purchase price to $8.00 per share—for the issuance of 110,000 shares of common stock, resulting in additional gross proceeds of $11,000 to the Company.

In February, 2025, the Company entered into a stock purchase agreement (the “SPA”) with Boris Krastev Ventures UG (the “Seller”), pursuant to which the Company shall acquire 1,000,000 shares of common stock (the “Acquisition”) of RemoteMore USA, Inc., a Delaware corporation (“RemoteMore” or the “Target Company”) for a purchase price of $300,000, which will be paid to the Seller at the closing of the Acquisition through the issuance of 50,000 newly issued restricted shares of the Company’s common stock, at a price of $6.00 per share (the “Shares”). The closing of the Acquisition is subject to satisfaction of certain closing conditions set forth in the SPA. Prior to the Acquisition, the Company held 8,262,500 shares of the Target Company, representing a majority interest in the Target Company. Upon the closing of the Acquisition, the Company’s ownership will increase to approximately 82.625% of the Target Company’s outstanding shares.

In February, 2025, the Aurous Vertex Limited delivered a Written Notice to the Company exercising its option to purchase an additional 100,000 shares of Common Stock at a purchase price per share of $3.385, the closing price of the Company’s Common Stock on  February 25, 2025. On  March 24, 2025, upon the satisfaction or waiver of the closing conditions, the Company issued an additional 100,000 shares of Common Stock to Aurous Vertex Limited.

In March, 2025, the Company filed a certificate of amendment to our Amended and Restated Certificate of Incorporation in order to implement a 10-for-1 reverse stock split, through which each ten shares of common stock issued and outstanding were combined and changed into one share of common stock. All share amounts and share prices in this annual report on Form 10-K have been adjusted to give effect to the reverse stock split.

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

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025 and 2024:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2025	1,500	$44.60	4.2	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - March 31, 2025	1,500	$44.60	3.9	$-

Exercisable at March 31, 2025	1,500	$44.60	3.9	$-

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2024	3,306	$90.40	5.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(306)	-	-	-
Outstanding - March 31, 2024	3,000	$43.30	6.1	$-

Exercisable at March 31, 2024	2,500	$43.60	5.8	$-

The Company recorded non-cash stock-based compensation expense of approximately $0 and $2,705 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively, pertaining to vesting of stock option awards.

There is no unrecognized stock-based compensation expense related to unvested stock options at March 31, 2025.

Restricted Stock

For the three months ended March 31, 2025 and 2024, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2025	24,653
Granted	-
Forfeited	-
Vested	-
Outstanding - March 31, 2025	24,653

Number of
Shares
Outstanding - January 1, 2024	11,733
Granted	-
Forfeited	-
Vested	-
Outstanding - March 31, 2024	11,733

The Company recorded non-cash stock-based compensation expense of $41,573 and $80,627 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to 24,653 unvested restricted stock units at March 31, 2025 was approximately $145,449 and is expected to be fully recognized by the second quarter of 2025.

13. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended March 31, 2025 and 2024, the Company recorded no income tax expense and an income tax expense of $2,490, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2025. The valuation allowance at March 31, 2025 was $11,493,910. The net change in the valuation allowance during the three months ended March 31, 2025 was an increase of $166,181.

14. Segment Information

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

The following tables present key financial information related of the Company’s reportable segments related to financial position as of March 31, 2025 and  December 31, 2023 and results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$95,630	$-	$-	$95,630
Recruitment services	916,334	-	-	-	916,334
Contracted software development	-	-	487,507	-	487,507
Consumer advertising and marketing solutions	5,115	-	-	-	5,115
Total revenues	921,449	95,630	487,507	-	1,504,586
Income (loss) from continuing operations	(59,468)	(23,685)	(87,763)	(534,425)	(705,341)
Depreciation and amortization	39,658	117	1,182	-	40,957
Income tax expense	-	-	-	-	-
Net loss from continuing operations	(98,655)	(23,684)	(84,326)	(534,425)	(741,090)

	As of March 31, 2025
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	126,400	-	-	-	126,400
Assets from continuing operations, net of intercompany eliminations	8,595,408	37,901	(894,526)	-	7,738,783

	Three Months Ended March 31, 2024
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$127,346	$-	$-	$127,346
Recruitment services	1,103,771	-	-	-	1,103,771
Contracted software development	-	-	484,961	-	484,961
Consumer advertising and marketing solutions	10,764	-	-	-	10,764
Total revenues	1,114,535	127,346	484,961	-	1,726,842
Income (loss) from continuing operations	(197,454)	(51,008)	(53,527)	(500,937)	(802,926)
Depreciation and amortization	33,813	18,241	347	-	52,401
Income tax expense (benefit)	1,640	-	850	-	2,490
Net income (loss) from continuing operations	(198,202)	(52,058)	(55,955)	(500,937)	(807,152)

	As of December 31, 2024
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	134,733	-	-	-	134,733
Assets from continuing operations, net of intercompany eliminations	8,793,043	30,342	(841,584)	-	7,981,801

15. Subsequent Events

On January 9, 2025, the Professional Diversity Network, Inc. (the “Company”) received a letter from the Nasdaq Stock Market (“Nasdaq”) informing the Company that the Nasdaq staff has determined that the Company had not regained compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”), and was not eligible for an additional 180-day remediation period. Accordingly, unless the Company requested an appeal of Nasdaq’s delisting determination by January 16, 2025, Nasdaq has determined that the Company’s securities will be scheduled for delisting from Nasdaq and will be suspended at the opening of business on January 21, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration from Nasdaq (the “Delisting Determination”).

The Company had timely filed an appeal for the Delisting Determination to the Nasdaq hearings panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rules, which stayed the suspension of the Company’s securities and the filing of Form 25-NSE pending the Panel’s decision.

On April 8, 2025, the Company received a letter from Nasdaq notifying the Company that it has regained compliance with the Bid Price Requirement within the time frame required by the Panel and accordingly this matter is now closed.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2024 Form 10-K.

Forward-looking statements in this MD&A are not guarantees of future performance and may involve risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the “Note Regarding Forward-Looking Statements” section of this Quarterly Report on Form 10-Q: Item 1A. Risk Factors of our 2024 Form 10-K and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for a discussion of these risks and uncertainties.

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

	Three Months Ended March 31,
	2025	2024
Revenues:
Membership fees and related services	6.4%	7.4%
Recruitment services	60.9%	63.9%
Contracted software development	32.4%	28.1%
Consumer advertising and marketing solutions	0.3%	0.6%

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

Cost of Revenue

Cost of revenue primarily consists of costs of producing job fair and other events, revenue sharing with partner organizations, and costs of web hosting and operating our websites for the TalentAlly Network. Costs of hosting member conferences and local chapter meetings are also included in the cost of revenue for NAPW Network. Costs of paying outside developers are included in the cost of revenue for RemoteMore.

	Three Months Ended March 31,
	2025	2024
Cost of revenues:
TalentAlly Network	36.9%	36.1%
NAPW Network	0.5%	1.6%
RemoteMore	62.6%	62.3%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$96	$127	$(31)	(24.4)%
Recruitment services	916	1,104	(188)	(17.0)%
Contracted software development	488	485	3	0.6%
Consumer advertising and marketing solutions	5	11	(6)	(54.5)%
Total revenues	$1,505	$1,727	$(222)	(12.9)%

Total revenues for the three months ended March 31, 2025, decreased approximately $222,000, or 12.9%, to approximately $1,505,000 from approximately $1,727,000 during the same period in the prior year. The decrease was predominantly attributable to an approximate $188,000 decrease in recruitment services due to the Executive Orders targeting diversity, equity, and inclusion programs in the public and private sectors and an approximate $31,000 decrease in membership and related service.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$921	$1,115	(194)	(17.4)%
NAPW Network	96	127	(31)	(24.4)%
RemoteMore	488	485	3	0.6%
Total revenues	$1,505	$1,727	$(222)	(12.9)%

During the three months ended March 31, 2025, our TalentAlly Network generated approximately $921,000 in revenues compared to approximately $1,115,000 in revenues during the three months ended March 31, 2024, a decrease of approximately $194,000, or 17.4%.

During the three months ended March 31, 2025, NAPW Network revenues generated approximately $96,000, compared to revenues of approximately $127,000 during the same period in the prior year, a decrease of approximately $31,000 , or 24.4%.

During the three months ended March 31, 2025, RemoteMore revenue was approximately $488,000, compared to revenues of approximately $485,000 during the same period in the prior year, an increase of approximately $3,000, or 0.6%.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$719	$653	$66	10.1%
Sales and marketing	571	830	(259)	(31.2)%
General and administrative	879	995	(116)	(11.7)%
Depreciation and amortization	41	52	(11)	(21.2)%
Total pre-tax cost and expenses:	$2,210	$2,530	$(320)	(12.6)%

Cost of revenues: Cost of revenues during the three months ended March 31, 2025 was approximately $719,000, an increase of approximately $66,000, or 10.1%, from approximately $653,000 during the same period of the prior year. The increase was predominantly due to an approximate $49,000 increase in payroll related costs, reflecting the cessation of labor-cost capitalization following the launch of the new website.

Sales and marketing expense: Sales and marketing expense during the three months ended March 31, 2025 was approximately $571,000, a decrease of approximately $259,000, or 31.2%, from $830,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $171,000 of reduced payroll and commission related costs and $88,000 reduction in marketing and marketing related consulting costs.

General and administrative expense: General and administrative expenses decreased by approximately $116,000, or 11.7%, to approximately $879,000 during the three months ended March 31, 2025, as compared to approximately $995,000 during the same period in the prior year. The decrease in expenses was predominantly due to reductions of approximately $87,000 of salaries and related benefit charges, $18,000 in insurance costs, and $11,000 in other miscellaneous taxes.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended March 31, 2025 was approximately $41,000, a decrease of approximately $11,000, compared to approximately $52,000 during the same period in the prior year. The decrease was primarily attributable to the amortization of trade name and other intangible assets.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)

TalentAlly Network	$981	$1,313	$(332)	(25.3)%
NAPW Network	120	178	(58)	(32.6)%
RemoteMore	575	538	37	6.9%
Corporate Overhead	534	501	33	6.6%
Total costs and expenses:	$2,210	$2,530	$(320)	(12.6)%

For the three months ended March 31, 2025, costs and expenses related to our TalentAlly Network segment decreased by approximately $332,000, or 25.3%, as compared to the same period in the prior year. The decrease is primarily a result of reductions of approximately $245,000 in sales and marketing costs, and approximately $142,000 in general and administrative costs. Partially offsetting the decreases is an increase of approximately $6,000 in depreciation and amortization costs, and approximately $49,000 in costs of sales.

For the three months ended March 31, 2025, costs and expenses related to the NAPW Network decreased by approximately $58,000, or 32.6%, as compared to the same period in the prior year. The decrease is predominantly due to a reduction in approximately $20,000 in sales and marketing costs, approximately $18,000 in depreciation and amortization costs, approximately $14,000 in general and administrative costs, and approximately $6,000 in costs of sales.

For the three months ended March 31, 2025, cost and expenses related to RemoteMore increased by approximately $37,000, or 6.9%, as compared to the same period in the prior year, predominantly due to an increase in costs of sales approximately $37,000.

For the three months ended March 31, 2025, costs and expenses related to Corporate Overhead increased by approximately $33,000, or 6.6%, as compared to the same period in the prior year. The increase is predominantly due to an increase of  $69,000 in legal costs, and $55,000 filing and investor relations expenses. Partially offsetting the increases is a decrease of  approximately $64,000 in payroll and bonus related costs, $18,000 in insurance costs and $9,000 in accounting costs.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$-	$2	$(2)	(100.0)%

During the three months ended March 31, 2025 and 2024, we recorded an income tax expense of approximately $0 and an income tax expense of approximately $2,000, respectively.

Net loss from Continuing Operations, Net of Tax

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$(99)	$(198)	$99	50.0%
NAPW Network	(24)	(52)	28	53.8%
RemoteMore	(84)	(56)	(28)	(50.0)%
Corporate Overhead	(534)	(501)	(33)	(6.6)%
Consolidated net loss from continuing operations, net of tax	$(741)	$(807)	$66	8.2%

Consolidated Net Loss from Continuing Operations, Net of Tax. As the result of the factors discussed above, during the three months ended March 31, 2025, we incurred a net loss from continuing operations of approximately $741,000, a decrease in the net loss of approximately $66,000, compared to a net loss of approximately $807,000 during the three months ended March 31, 2024.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$496	$1,731
Working deficiency from continuing operations	$(1,493)	$271

            Our principal sources of liquidity are our cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any. As of March 31, 2025, we had cash and cash equivalents of approximately $496,000 compared to cash and cash equivalents of approximately $1,731,000 at December 31, 2024. We had an accumulated deficit of approximately $103,000,000 at March 31, 2025.

            In February, 2025, the Company received a Written Notice from a single institutional investor (the “Investor”) to exercise 110,000 Pre-Funded Warrants originally purchased in November 2024 at a price of $7.90 per warrant. In connection with the exercise, the Investor paid an additional $0.10 per share—bringing the total purchase price to $8.00 per share—for the issuance of 110,000 shares of common stock, resulting in additional gross proceeds of $11,000 to the Company.

            In February, 2025, the Aurous Vertex Limited delivered a Written Notice to the Company exercising its option to purchase an additional 100,000 shares of Common Stock at a purchase price per share of $3.385, the closing price of the Company’s Common Stock on February 25, 2025. On March 24, 2025, upon the satisfaction or waiver of the closing conditions, the Company issued an additional 100,000 shares of Common Stock to Aurous Vertex Limited.

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

Our cash and cash equivalents at March 31, 2025 and cash flow from operations may not be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2025, without the need to increase revenues, or raise capital by the issuance of common stock, including through our line of equity or private placements. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Our TalentAlly Network sells recruitment services to employers, generally on a 30-to-90-day period or a one-year contract basis. This revenue is also deferred and recognized over the period of the contract. Our payment terms for TalentAlly Network customers range from 30 to 90 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Our NAPW Network collects membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve-month period. We also offer monthly membership for NAPW for which we collect a fee on a monthly basis. RemoteMore generates revenue by providing contracted programmers to assist customers with their software solutions through customized software development. Customers are charged for the period the work is performed and payment terms are typically net 10 days.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash provided by (used in) continued operations
Operating activities	$(284)	$(543)
Investing activities	(1,300)	(83)
Financing activities	349	95
Net increase (decrease) in cash and cash equivalents	$(1,235)	$(531)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of March 31, 2025 and December 31, 2024, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the three months ended March 31, 2025, was approximately $284,000. We had a net loss from continuing operations of approximately $741,000 during the three months ended March 31, 2025, which included stock-based compensation expense of approximately $37,000, depreciation and amortization expense of approximately $41,000, provision for doubtful accounts of approximately $10,000, unrealized loss on investment of approximately $44,000, and noncash lease expense of $23,000. Changes in operating assets and liabilities provided approximately $303,000 of cash during the three months ended March 31, 2025.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2024, was approximately $543,000. We had a net loss from continuing operations of approximately $807,000 during the three months ended March 31, 2024, which included stock-based compensation expense of approximately $83,000, depreciation and amortization expense of approximately $52,000, provision for doubtful accounts of approximately $32,000, and noncash lease expense of $23,000. Changes in operating assets and liabilities provided approximately $74,000 of cash during the three months ended March 31, 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025, was approximately $1,300,000 which is related to the investment in 13% of AI Geometric Ltd's outstanding shares.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2024, was approximately $83,000, which consisted of investments in developed technology and computer equipment purchases

Net Cash Provided by Financing Activities

Net cash provided in financing activities during the three months ended March 31, 2025, was approximately $349,000 representing the proceeds from the sale of common stock.

Net cash provided in financing activities during the three months ended March 31, 2024 was approximately $95,000 representing the proceeds from the sale of common stock.

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

The following table provides a reconciliation of Adjusted EBITDA to net loss from continuing operations, the most directly comparable GAAP measure reported in our consolidated financial statements, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Loss from Continuing Operations, net of tax	$(741)	$(807)
Stock-based compensation	37	83
Loss attributable to noncontrolling interest	19	15
Depreciation and amortization	41	52
Other (expense) income, net	36	2
Income tax expense (benefit)	-	2
Adjusted EBITDA	$(608)	$(653)

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage some of our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the three months ended March 31, 2025 and 2024, we recorded approximately 2% and 6% of our recruitment services revenue from this alliance sales relationship. In 2024, we transitioned the management of these job boards and website operations in-house.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2025, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors described in Part I, Item 1A, “Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Securities Purchase Agreement by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on November 20, 2024)

10.2	Placement Agency Agreement, dated November 18, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on November 20, 2024)

10.3	Profit Participation Agreement, dated December 5, 2024 between the Company and Koala Malta Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on December 10, 2024)

10.4	Stock Purchase Agreement, dated December 19, 2024 between the Company and Aurous Vertex Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on December 23, 2024)

10.5	Stock Purchase Agreement, dated January 26, 2025 between the Company and AI Geometric Ltd (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on January 30, 2025)

10.6	Stock Purchase Agreement, dated February 25, 2025 between the Company and Boris Krastev Ventures UG (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on March 3, 2025)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: May 14, 2025	By:	/s/ Megan Bozzuto
	Name:	Megan Bozzuto
	Title:	Interim Chief Financial Officer