Form 10-Q
period 2025-06-30
Professional Diversity Network, Inc.
filed 2025-08-14
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

There were 2,499,683 shares outstanding of the registrant’s common stock as of August 14, 2025.

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

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the United States Securities and Exchange Commission (the “SEC”) or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors” of our Annual Report for the fiscal year ended December 31, 2024 filed with the SEC on March 31, 2025 (the "2024 Annual Report") and Part II, Item 1A, “Risk Factors” of this Quarterly Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE three and six months ended June 30, 2025

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2025	December 31, 2024
	(Unaudited)
Current Assets:
Cash and cash equivalents	$125,081	$1,731,155
Accounts receivable, net	960,027	1,218,679
Other receivables	200,993	12,577
Prepaid expense and other current assets	148,987	264,117
Total current assets	1,435,088	3,226,528

Property and equipment, net	44,602	48,956
Capitalized technology, net	270,747	327,372
Goodwill	1,417,753	1,417,753
Intangible assets, net	118,067	134,733
Right-of-use assets	188,816	226,704
Security deposits	49,755	49,755
Other assets	3,806,000	2,550,000
Total assets	$7,330,828	$7,981,801

Current Liabilities:
Accounts payable	$713,025	$155,661
Accrued expenses	893,018	863,888
Deferred revenue	1,571,480	1,842,036
Other current liabilities	78,474	-
Lease liability, current portion	98,352	94,248
Total current liabilities	3,354,349	2,955,833

Lease liability, non-current portion	134,845	185,064
Total liabilities	3,489,194	3,140,897

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 2,166,402 and 1,823,327 shares issued as of June 30, 2025 and December 31, 2024, and 2,166,350 and 1,823,275 shares outstanding as of June 30, 2025 and December 31, 2024.	21,664	18,233
Additional paid in capital	108,102,873	107,755,971
Accumulated deficit	(103,612,710)	(102,414,683)
Treasury stock, at cost; 52 and 52 shares at June 30, 2025 and December 31, 2024	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	4,474,710	5,322,404
Noncontrolling interest	(633,076)	(481,500)
Total stockholders’ equity	3,841,634	4,840,904
Total liabilities and stockholders’ equity	$7,330,828	$7,981,801

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Membership fees and related services	$86,378	$108,355	$182,008	$235,701
Recruitment services	880,207	1,145,278	1,796,541	2,249,049
Contracted software development	668,948	428,881	1,156,455	913,842
Consumer advertising and marketing solutions	5,957	7,946	11,072	18,710
Total revenues	1,641,490	1,690,460	3,146,076	3,417,302

Costs and expenses:
Cost of revenues	928,780	626,345	1,647,986	1,279,236
Sales and marketing	493,773	771,939	1,064,840	1,601,897
General and administrative	674,795	819,613	1,553,492	1,814,131
Depreciation and amortization	40,686	54,913	81,643	107,314
Total costs and expenses	2,138,034	2,272,810	4,347,961	4,802,578

Loss from continuing operations	(496,544)	(582,350)	(1,201,885)	(1,385,276)

Other income (expense)
Interest and other income	4,487	(112)	(31,262)	(1,848)
Other income (expense), net	4,487	(112)	(31,262)	(1,848)

Loss before income tax expense (benefit)	(492,057)	(582,462)	(1,233,147)	(1,387,124)
Income tax expense (benefit)	-	3,781	-	6,271
Loss from continuing operations, net of tax	(492,057)	(586,243)	(1,233,147)	(1,393,395)
Net loss including non-controlling interests	(492,057)	(586,243)	(1,233,147)	(1,393,395)
Net loss attributable to non-controlling interests	16,092	33,096	35,120	48,416
Net loss attributable to Professional Diversity Network, Inc.	$(475,965)	$(553,147)	$(1,198,027)	$(1,344,979)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(475,965)	$(553,147)	$(1,198,027)	$(1,344,979)
Comprehensive loss, net of tax	$(475,965)	$(553,147)	$(1,198,027)	$(1,344,979)

Basic and diluted loss per share:
Net loss per share	$(0.23)	$(0.50)	$(0.62)	$(1.21)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	2,110,059	1,165,083	2,000,903	1,156,134

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2025	1,823,275	$18,233	$107,755,971	$(102,414,683)	52	$(37,117)	$-	$(481,500)	$4,840,904
Sale of common stock	239,370	2,394	397,019	-	-	-	-		399,413
Issuance of common stock	50,000	500	299,500						300,000
Share-based compensation	53,705	537	21,427	-	-	-	-	-	21,964
Amortization of funding commitment	-	-	(187,500)	-	-	-	-	-	(187,500)
Changes in Noncontrolling Interests	-	-	(183,544)	-	-	-	-	(116,456)	(300,000)
Net loss	-	-	-	(1,198,027)	-	-	-	(35,120)	(1,233,147)
Balance at June 30, 2025	2,166,350	$21,664	$108,102,873	$(103,612,710)	52	$(37,117)	$-	$(633,076)	$3,841,634

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2024	1,145,201	$11,452	$102,976,542	$(99,902,718)	52	$(37,117)	$-	$(479,918)	$2,568,241
Sale of common stock	122,489	1,225	828,764	-	-	-	-	-	829,989
Share-based compensation	6,439	64	109,606	-	-	-	-	-	109,670
Amortization of funding commitment			(187,500)					-	(187,500)
Changes in Noncontrolling Interests								82,140	82,140
Net loss	-	-	-	(1,344,979)	-	-	-	(48,416)	(1,393,395)
Balance at June 30, 2024	1,274,129	$12,741	$103,727,412	$(101,247,697)	52	$(37,117)	$-	$(446,194)	$2,009,145

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Loss from continuing operations	$(1,233,147)	$(1,393,395)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	81,643	107,314
Noncash lease expense	45,695	45,695
Stock-based compensation expense	21,964	109,670
Provision for doubtful accounts	18,416	36,250
Unrealized loss on investment	44,000	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	240,237	265,604
Prepaid expenses and other current assets	(260,786)	40,352
Accounts payable	557,362	61,051
Accrued expenses	29,130	(43,329)
Other current liabilities	313	-
Lease liability	(53,922)	(52,697)
Deferred revenue	(270,556)	55,943
Net cash used in operating activities	(779,651)	(767,542)

Cash flows from investing activities:
Payments for technology developed	-	(150,944)
Purchases of property and equipment	(3,997)	(1,973)
Payments to acquire investments	(1,300,000)	-
Net cash used in investing activities	(1,303,997)	(152,917)

Cash flows from financing activities:
Proceeds from the sale of common stock	399,413	829,989
Proceeds from (Repayment of) short-term debt	78,161	-
Proceeds from Noncontrolling Interests	-	82,140
Net cash provided by (used in) financing activities	477,574	912,129

Net decrease in cash and cash equivalents	(1,606,074)	(8,330)
Cash, cash equivalents, beginning of period	1,731,155	627,641
Cash and cash equivalents, end of period	125,081	619,311

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Non-cash stock issuance for additional interest in RemoteMore USA, Inc.	$300,000	$-
Non-cash amortization of commitment funding	$187,500	$187,500

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Description of Business

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2024 Form 10-K.

Professional Diversity Network, Inc. (the “Company”, “PDN, Inc.”, “we,” “our,” or “us,”) is a dynamic operator of professional networks with a focus on talent acquisition and professional development. Our networks provide access to a robust audience across multiple demographics. We serve a variety of such communities, including Women, Hispanic Americans, African Americans, Asian Americans, persons with disabilities, Military Professionals, and Lesbian, Gay, Bisexual, Transgender and Queer (LGBTQ+). Our goal is (i) to assist our registered users and members in their efforts to connect with like-minded individuals and identify career opportunities within the network and (ii) connect members with prospective employers while helping the employers address their workforce needs. We believe that the combination of our solutions allows us to approach recruiting and professional networking uniquely and thus create enhanced value for our members and clients.

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

RemoteMore USA (“RemoteMore USA” or “RemoteMore”) is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location. As of June 30, 2025, PDN, Inc. owned 82.63% of RemoteMore USA, Inc. The Company consolidates RemoteMore USA’s operations into its consolidated financial statements.

2. Going Concern and Management’s Plans

At June 30, 2025, the Company’s principal sources of liquidity were its cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any.

The Company had an accumulated deficit of $103,612,710 at June 30, 2025. During the six months ended June 30, 2025, the Company generated a loss from continuing operations, net of tax, of $1,233,147. During the six months ended June 30, 2025, the Company used cash in continuing operations of $779,651. At June 30, 2025, the Company had a cash balance of $125,081. Total revenues were $3,146,076 and $3,417,302 for the six months ended June 30, 2025 and 2024, respectively. The Company had a working capital deficit from continuing operations of $1,919,261 at June 30, 2025 and a working capital from continuing operations of $270,695 at  December 31, 2024. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	June 30, 2025	December 31, 2024

Balance, beginning of period	$61,923	$66,526
Provision for credit losses	18,416	13,986
Write-offs	-	(18,589)
Balance, end of period	$80,339	$61,923

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets.

Other Receivables – Other receivables represent amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025 and December 31, 2024, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the six months ended June 30, 2025 and 2024 was approximately $8,351 and $5,009 and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three and six months ended June 30, 2025, the Company incurred advertising and marketing expenses of approximately $163,735 and $310,402. These amounts are included in sales and marketing expenses in the accompanying statements of operations.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no deferred tax liabilities, as of June 30, 2025, recorded in the accompanying consolidated balance sheets. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2025.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and six months ended June 30, 2025 and 2024 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of June 30,
	2025	2024

Stock options	1,500	3,000
Unvested restricted stock	78,409	25,187
Total dilutive securities	79,909	28,187

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

4. Business Combinations

RemoteMore

The Company acquired an initial 45.62% interest in RemoteMore, a software developer recruiting company in 2021 for approximately $1.36 million. During 2022 and 2023, the Company acquired an additional 27% interest for approximately $352,000 for a total of 72.62% interest in RemoteMore. On April 30, 2024, the Company and the minority group made an aggregate $300,000 capital injection while maintaining the same percentage of control of interest. On  February 25, 2025, the Company acquired an additional 10.01% interest for approximately $300,000 for a total of 82.63% interest in RemoteMore as of June 30, 2025. See stock transaction detail in Note 11.

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

Revenue Concentration

The Company is in an alliance with another company to build, host, and manage some of the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the six months ended June 30, 2025 and 2024, the Company recorded approximately 2% and 6% of its recruitment services revenue from this alliance sales relationship. In 2024, we transitioned the management of these job boards and website operations in-house.

Disaggregation of Revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 14 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of June 30, 2025 or  December 31, 2024

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of $1,571,480 and $1,842,036 are included in current deferred revenues, on the consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

For the three months ended June 30, 2025 and 2024, we recognized revenue as follows:

	June 30,	June 30,
	2025	2024

Balance, beginning of period	$1,897,532	$2,175,064
Recognized revenue associated with contract liabilities	(949,165)	(1,243,015)
Amounts collected or invoiced	623,113	1,123,735
Balance, end of period	$1,571,480	$2,055,784

Revenue recognized associated with contract liabilities that were included at the beginning of this quarter was $737,502. Deferred revenue includes customer payments which are received prior to performing services and revenues are recognized upon the completion of these services. Annual membership fees collected at the time of enrollment are recognized as revenue ratably over the membership period, which are typically for a 12-month membership period.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	June 30, 2025	December 31, 2024
Capitalized cost:
Balance, beginning of period	$327,372	$186,103
Additional capitalized cost	-	242,019
Provision for amortization	(56,625)	(100,750)
Balance, end of period	$270,747	$327,372

Amortization expense related to capitalized technology was approximately $28,125 and $24,150 for the three months ended June 30, 2025 and 2024, and was approximately $56,625 and $47,117 for the six months ended  June 30, 2025 and 2024, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
June 30, 2025	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,169,514)	16,667
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,571,525)	16,667
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$118,067

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2024	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,152,848)	33,333
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,554,859)	33,333
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$134,733

As of June 30, 2025, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2025	$16,667
Net Carrying Amount	$16,667

For the three months ended June 30, 2025 and 2024, amortization expense related to intangible assets was approximately $8,333 and $27,594, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

For the six months ended June 30, 2025 and 2024, amortization expense related to intangible assets was approximately $16,667 and $55,188, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

June 30, 2025
Balance, beginning of period	$1,200,000
Transfer in	-
Unrealized loss	(44,000)
Ending balance	1,156,000
Amount of unrealized loss for the period included in income relating to assets held at the end of the reporting period	(44,000)

December 31, 2024
Balance, beginning of period	$-
Transfer in	1,200,000
Unrealized loss	-
Ending balance	1,200,000
Amount of unrealized loss for the period included in income relating to assets held at the end of the reporting period	-

On  January 26, 2025, the Company entered into a Stock Purchase Agreement (the “SPA”) with AI Geometric Ltd, a company organized under the laws of the United Kingdom of Great Britain and Northern Ireland (the “Seller”). Pursuant to the SPA, the Seller agreed to issue and sell 1,300 shares of the Seller to the Company, representing 13% of all issued and outstanding shares of the Seller, at a consideration of $1,300,000 (the “Transaction”). The board of directors of the Company approved the Transaction on  January 17, 2025.The closing of the Transaction took place on  January 27, 2025. As allowed under ASC 321-10-35, the Company has elected to measure the equity investment in Al Geometric, Ltd. at cost as it is a private company and does not have a readily determinable fair value. The Company evaluates the investment for any impairment annually. The shares of AI Geometric Ltd. are recorded in the consolidated balance sheet as ‘other assets’.

9. Commitments and Contingencies

Lease Obligations - The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 7 years, commencing on October 1, 2020. The Company made approximately $53,922 and $52,697 of cash lease payments related to the office space for the six months ended June 30, 2025 and 2024, respectively. The weighted average remaining lease terms as of the six months ended June 30, 2025 and 2024, are 2.25 years and 3.25 years. The weighted average discount rate for operating leases for the six months ended June 30, 2025 and 2024, is 6%.

The present value of the remaining lease liabilities as of  June 30, 2025 are as follow:

Operating
2025	54,535
2026	110,908
2027	84,560
Total lease payments	250,003
Less: present value discount	16,806
Present value of lease liabilities	$233,197

As of June 30, 2025 and,  December 31, 2024, right of use assets were $188,816 and $226,704, and related lease obligations remaining, related to the Company's office lease, were $233,197 and $279,312, as recorded on the Company’s consolidated balance sheets.

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

As of June 30, 2025, CFL beneficially holds shares of the Company’s outstanding common stock equal to approximately 12.4%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

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

In February, 2025, Aurous Vertex Limited delivered a written notice to the Company exercising its option to purchase an additional 100,000 shares of common stock. The Company subsequently issued 100,000 shares at a purchase price of $3.385 per share, resulting in aggregate gross proceeds of $338,500. Following the closing of the transaction, Aurous Vertex Limited owns a total of 350,000 shares of common stock, representing approximately 16.16% of the Company’s total outstanding shares as of June 30, 2025.

11. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board of Directors to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of June 30, 2025, the Company had 2,166,350 shares of common stock outstanding.

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

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2025 and 2024:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2025	1,500	$44.60	4.2	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - June 30, 2025	1,500	$44.60	3.7	$-

Exercisable at June 30, 2025	1,500	$44.60	3.7	$-

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2024	3,306	$90.40	5.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(306)	-	-	-
Outstanding - June 30, 2024	3,000	$43.30	2.4	$-

Exercisable at June 30, 2024	3,000	$43.30	2.4	$-

The Company recorded non-cash stock-based compensation expense of approximately $0 and $5,410 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2025 and 2024, respectively, pertaining to vesting of stock option awards.

There is no unrecognized stock-based compensation expense related to unvested stock options at June 30, 2025.

Restricted Stock

For the six months ended June 30, 2025 and 2024, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2025	24,653
Granted	78,409
Forfeited	-
Vested	(24,653)
Outstanding - June 30, 2025	78,409

Number of
Shares
Outstanding - January 1, 2024	11,733
Granted	25,187
Forfeited	(610)
Vested	(11,123)
Outstanding - June 30, 2024	25,187

The Company recorded non-cash stock-based compensation expense of $10,402 and $137,943 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2025 and 2024, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to 78,409 unvested restricted stock units at June 30, 2025 was approximately $134,863 and is expected to be fully recognized by the second quarter of 2026.

13. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended June 30, 2025 and 2024, the Company recorded no income tax expense and an income tax expense of $3,781, respectively.

During the six months ended June 30, 2025 and 2024, the Company recorded no income tax expense and an income tax expense of $6,271, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of June 30, 2025. The valuation allowance at June 30, 2025 was $11,573,104. The net change in the valuation allowance during the six months ended June 30, 2025 was an increase of $245,375.

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

The following tables present key financial information related of the Company’s reportable segments related to financial position as of June 30, 2025 and  December 31, 2023 and results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$86,378	$-	$-	$86,378
Recruitment services	880,207	-	-	-	880,207
Contracted software development	-	-	668,948	-	668,948
Consumer advertising and marketing solutions	5,957	-	-	-	5,957
Total revenues	886,164	86,378	668,948	-	1,641,490
Income (loss) from continuing operations	(31,449)	(34,786)	(96,667)	(333,642)	(496,544)
Depreciation and amortization	39,254	117	1,315	-	40,686
Income tax expense	-	-	-	-	-
Net loss from continuing operations	(31,014)	(34,786)	(92,615)	(333,642)	(492,057)

	As of June 30, 2025
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	118,067	-	-	-	118,067
Assets from continuing operations, net of intercompany eliminations	8,165,698	21,352	(856,222)	-	7,330,828

	Six Months Ended June 30, 2025
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$182,008	$-	$-	$182,008
Recruitment services	1,796,541	-	-	-	1,796,541
Contracted software development	-	-	1,156,455	-	1,156,455
Consumer advertising and marketing solutions	11,072	-	-	-	11,072
Total revenues	1,807,613	182,008	1,156,455	-	3,146,076
Income (loss) from continuing operations	(90,917)	(58,471)	(184,430)	(868,067)	(1,201,885)
Depreciation and amortization	78,912	234	2,497	-	81,643
Income tax expense (benefit)					-
Net income (loss) from continuing operations	(129,669)	(58,470)	(176,941)	(868,067)	(1,233,147)

	Three Months Ended June 30, 2024
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$108,355	$-	$-	$108,355
Recruitment services	1,145,278	-	-	-	1,145,278
Contracted software development	-	-	428,881	-	428,881
Consumer advertising and marketing solutions	7,946	-	-	-	7,946
Total revenues	1,153,224	108,355	428,881	-	1,690,460
Income (loss) from continuing operations	(37,783)	(32,239)	(120,272)	(392,056)	(582,350)
Depreciation and amortization	35,398	19,169	346	-	54,913
Income tax expense (benefit)	3,781	-	-	-	3,781
Net income (loss) from continuing operations	(41,062)	(32,251)	(120,874)	(392,056)	(586,243)

	As of December 31, 2024
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	134,733	-	-	-	134,733
Assets from continuing operations, net of intercompany eliminations	8,793,043	30,342	(841,584)	-	7,981,801

	Six Months Ended June 30, 2024
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$235,701	$-	$-	$235,701
Recruitment services	2,249,049	-	-	-	2,249,049
Contracted software development	-	-	913,842	-	913,842
Consumer advertising and marketing solutions	18,710	-	-	-	18,710
Total revenues	2,267,759	235,701	913,842	-	3,417,302
Income (loss) from continuing operations	(235,737)	(82,747)	(173,799)	(892,993)	(1,385,276)
Depreciation and amortization	69,211	37,410	693	-	107,314
Income tax expense (benefit)	5,421	-	850	-	6,271
Net income (loss) from continuing operations	(239,764)	(83,809)	(176,829)	(892,993)	(1,393,395)

15. Subsequent Events

On July 1, 2025, Company completed a warrant exchange transaction pursuant to a Warrant Exchange Agreement (the “Exchange Agreement”) with certain holder (the “Holder”) of 250,000 Series A warrants (the “Series A Warrants”) entered on June 30, 2025, each to purchase one share of common stock, par value $0.01 per share (the “Common Stock”) of the Company, and 250,000 Series B warrants (the “Series B Warrants”, and collectively with the Series A Warrants, the “Warrants”), each to purchase one share of Common Stock of the Company at an exercise price of $6.80 per share. The Warrants were issued on November 20, 2024 to the Holder in connection with a registered direct offering and concurrent private placement of warrants which closed on November 20, 2024. Pursuant to the Exchange Agreement, the Holder agreed to surrender 500,000 Warrants for cancellation and the Company agreed, in exchange, to issue an aggregate of 333,333 shares of Common Stock to the Holder.

On July 7, 2025 and July 9, 2025, Company entered into two separate Convertible Note Purchase Agreements (each, a “Purchase Agreement” and together, the “Purchase Agreements”) with two non-affiliated accredited investors (the “Purchasers”). Pursuant to the Purchase Agreements, the Company issued and sold to the Purchasers unsecured convertible promissory notes on July 7, 2025 and July 9, 2025, in the principal amounts of $250,000 (the “First Note”) and $150,000 (the “Second Note”, and together with the First Note, the “Notes”), respectively, for aggregate gross proceeds of $400,000. The First Note is convertible, at the option of the Purchasers, into restricted shares of the Company’s Common Stock, at a conversion price equal to the greater of (i) a floor price of $0.47 (subject to adjustment for stock splits and similar events), and (ii) 80% of the lowest of (A) the 15-day average closing price, (B) the 10-day volume-weighted average price (“VWAP”), or (C) the lowest 3-day VWAP during the 45 trading days immediately prior to the date of the applicable conversion notice. The Second Note is convertible, at the option of the Purchasers, into restricted shares of the Company’s Common Stock, at a conversion price equal to the greater of (i) a floor price of $0.47 (subject to adjustment for stock splits and similar events), and (ii) 80% of the lowest of the 15-day average closing price preceding the date of the applicable conversion notice. The Notes bear interest at a rate of 12% per annum and mature 360 days after the applicable purchase price payment date. The Notes contain customary events of default, including non-payment and insolvency-related events. Upon an event of default, the interest rate increases to 18% per annum, and the Purchasers may accelerate the Notes and pursue additional remedies. These transactions were previously reported on Current Reports on Form 8-K filed on July 1, 2025 and July 11, 2025, respectively.

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

	Six Months Ended June 30,
	2025	2024
Revenues:
Membership fees and related services	5.7%	6.9%
Recruitment services	57.2%	65.8%
Contracted software development	36.8%	26.7%
Consumer advertising and marketing solutions	0.3%	0.6%

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

	Six Months Ended June 30,
	2025	2024
Cost of revenues:
TalentAlly Network	31.9%	37.3%
NAPW Network	0.8%	1.1%
RemoteMore	67.3%	61.6%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$86	$109	$(23)	(21.1)%
Recruitment services	881	1,145	(264)	(23.1)%
Contracted software development	668	429	239	55.7%
Consumer advertising and marketing solutions	6	7	(1)	(14.3)%
Total revenues	$1,641	$1,690	$(49)	(2.9)%

Total revenues for the three months ended June 30, 2025, decreased approximately $49,000, or 2.9%, to approximately $1,641,000 from approximately $1,690,000 during the same period in the prior year. The decrease was predominantly attributable to an approximate $264,000 decrease in recruitment services which was primarily driven by a slowdown in corporate spending on diversity, equity, and inclusion (“DEI”) initiatives. We believe this trend is influenced by a shifting political and legal landscape, including the Supreme Court's 2023 decision on affirmative action and various executive orders and state-level legislation targeting DEI programs, which has caused some companies in both the public and private sectors to pause or re-evaluate their diversity-focused recruitment budgets. Revenue from membership and related services also declined by approximately $23,000. These decreases were partially offset by a $239,000 increase in contracted software development revenue.

	Six Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$182	$236	$(54)	(22.9)%
Recruitment services	1,797	2,249	(452)	(20.1)%
Contracted software development	1,156	914	242	26.5%
Consumer advertising and marketing solutions	11	18	(7)	(38.9)%
Total revenues	$3,146	$3,417	$(271)	(7.9)%

Total revenues for the six months ended June 30, 2025, decreased approximately $271,000, or 7.9%, to approximately $3,146,000 from approximately $3,417,000 during the same period in the prior year. The decrease was predominantly attributable to an approximate $452,000 decrease in recruitment services which was primarily driven by a slowdown in corporate spending on DEI initiatives. We believe this trend is influenced by a shifting political and legal landscape, including the Supreme Court's 2023 decision on affirmative action and various executive orders and state-level legislation targeting DEI programs, which has caused some companies in both the public and private sectors to pause or re-evaluate their diversity-focused recruitment budgets. Revenue from membership and related services also declined by approximately $54,000. These decreases were partially offset by a $242,000 increase in contracted software development revenue.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$887	$1,152	(265)	(23.0)%
NAPW Network	86	109	(23)	(21.1)%
RemoteMore	668	429	239	55.7%
Total revenues	$1,641	$1,690	$(49)	(2.9)%

During the three months ended June 30, 2025, our TalentAlly Network generated approximately $887,000 in revenues compared to approximately $1,152,000 in revenues during the three months ended June 30, 2024, a decrease of approximately $265,000, or 23.0%. This decrease is consistent with the broader trend of reduced corporate spending on DEI-focused recruitment services discussed previously.

During the three months ended June 30, 2025, NAPW Network revenues generated approximately $86,000, compared to revenues of approximately $109,000 during the same period in the prior year, a decrease of approximately $23,000, or 21.1%. Management attributes this decline to lower renewal rates and reduced acquisition of new members in a competitive market for professional networking organizations.

During the three months ended June 30, 2025, RemoteMore revenue was approximately $668,000, compared to revenues of approximately $429,000 during the same period in the prior year, an increase of approximately $239,000, or 55.7%. This significant growth is primarily due to increased demand for qualified, remote software developers as companies continue to embrace flexible staffing models to manage costs and access a global talent pool. We have also focused our sales and marketing efforts on this segment, resulting in the acquisition of several new key client contracts during the period.

	Six Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$1,808	$2,267	(459)	(20.2)%
NAPW Network	182	236	(54)	(22.9)%
RemoteMore	1,156	914	242	26.5%
Total revenues	$3,146	$3,417	$(271)	(7.9)%

During the six months ended June 30, 2025, our TalentAlly Network generated approximately $1,808,000 in revenues compared to approximately $2,267,000 in revenues during the six months ended June 30, 2024, a decrease of approximately $459,000, or 20.2%.

During the six months ended June 30, 2025, NAPW Network revenues generated approximately $182,000, compared to revenues of approximately $236,000 during the same period in the prior year, a decrease of approximately $54,000 , or 22.9%.

During the six months ended June 30, 2025, RemoteMore revenue was approximately $1,156,000, compared to revenues of approximately $914,000 during the same period in the prior year, an increase of approximately $242,000, or 26.5%.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$929	$626	$303	48.4%
Sales and marketing	494	772	(278)	(36.0)%
General and administrative	674	819	(145)	(17.7)%
Depreciation and amortization	41	55	(14)	(25.5)%
Total pre-tax cost and expenses:	$2,138	$2,272	$(134)	(5.9)%

	Six Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$1,648	$1,279	$369	28.9%
Sales and marketing	1,065	1,602	(537)	(33.5)%
General and administrative	1,553	1,814	(261)	(14.4)%
Depreciation and amortization	82	107	(25)	(23.4)%
Total cost and expenses:	$4,348	$4,802	$(454)	(9.5)%

Cost of revenues: Cost of revenues during the three months ended June 30, 2025 was approximately $929,000, an increase of approximately $303,000, or 48.4%, from approximately $626,000 during the same period of the prior year. The increase was predominantly due to an approximate $232,000 increase in RemoteMore's contract costs, which are the fees paid to external developers and are directly correlated with the segment's significant revenue growth. The remainder of the increase is due to a $46,000 increase in payroll related costs, mainly reflecting the cessation of labor-cost capitalization following the launch of the new website, and $25,000 other cost of revenue. This shift in our cost structure, with a higher proportion of costs attributable to payments to third-party developers, represents a structural change tied directly to our revenue mix. We expect this trend to continue as long as the RemoteMore segment continues to grow.

Cost of revenues: Cost of revenues during the six months ended June 30, 2025 was approximately $1,648,000, an increase of approximately $369,000, or 28.9%, from approximately $1,279,000 during the same period of the prior year. The increase was predominantly due to an approximate $229,000 increase in RemoteMore's contract costs, $96,000 increase in payroll related costs, mainly reflecting the cessation of labor-cost capitalization following the launch of the new website, and $44,000 other cost of revenue.

Sales and marketing expense: Sales and marketing expense during the three months ended June 30, 2025 was approximately $494,000, a decrease of approximately $278,000, or 36.0%, from $772,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $233,000 of reduced payroll and commission related costs and $45,000 reduction in marketing and marketing related consulting and software costs.

Sales and marketing expense: Sales and marketing expense during the six months ended June 30, 2025 was approximately $1,065,000 a decrease of approximately $537,000, or 33.5%, from $1,602,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $397,000 of reduced payroll and commission related costs and $140,000 reduction in marketing and marketing related consulting and software costs.

General and administrative expense: General and administrative expenses decreased by approximately $145,000, or 17.7%, to approximately $674,000 during the three months ended June 30, 2025, as compared to approximately $819,000 during the same period in the prior year. The decrease in expenses was predominantly due to reductions of approximately $75,000 of salaries and related benefit charges, $60,000 of share based compensation expenses and $10,000 in other general and administrative expenses.

General and administrative expense: General and administrative expenses decreased by approximately $261,000, or 14.4%, to approximately $1,553,000 during the six months ended June 30, 2025, as compared to approximately $1,814,000 during the same period in the prior year. The decrease in expenses was predominantly due to reductions of approximately $161,000 of salaries and related benefit charges, and $100,000 of share based compensation expenses.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended June 30, 2025 was approximately $41,000, a decrease of approximately $14,000 or 25.5%, compared to approximately $55,000 during the same period in the prior year. The decrease was primarily attributable to the amortization of trade name and other intangible assets.

Depreciation and amortization expense: Depreciation and amortization expense during the six months ended June 30, 2025 was approximately $82,000, a decrease of approximately $25,000 or 23.4%, compared to approximately $107,000 during the same period in the prior year. The decrease was primarily attributable to the amortization of trade name and other intangible assets.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)

TalentAlly Network	$918	$1,190	$(272)	(22.9)%
NAPW Network	120	141	(21)	(14.9)%
RemoteMore	766	549	217	39.5%
Corporate Overhead	334	392	(58)	(14.8)%
Total costs and expenses:	$2,138	$2,272	$(134)	(5.9)%

	Six Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$1,899	$2,503	$(604)	(24.1)%
NAPW Network	240	318	$(78)	(24.5)%
RemoteMore	1,341	1,088	$253	23.3%
Corporate Overhead	868	893	$(25)	(2.8)%
Total costs and expenses:	$4,348	$4,802	$(454)	(9.5)%

For the three months ended June 30, 2025, costs and expenses related to our TalentAlly Network segment decreased by approximately $272,000, or 22.9%, as compared to the same period in the prior year. The decrease is primarily a result of reductions of approximately $234,000 in sales and marketing costs, and approximately $60,000 in general and administrative costs. Partially offsetting the decreases is an increase of approximately $4,000 in depreciation and amortization costs, and approximately $18,000 in costs of sales.

For the six months ended June 30, 2025, costs and expenses related to our TalentAlly Network segment decreased by approximately $604,000, or 24.1%, as compared to the same period in the prior year. The decrease is primarily a result of reductions of approximately $479,000 in sales and marketing costs, and approximately $182,000 in general and administrative costs. Partially offsetting the decreases is an increase of approximately $9,000 in depreciation and amortization costs, and approximately $48,000 in costs of sales.

For the three months ended June 30, 2025, costs and expenses related to the NAPW Network decreased by approximately $21,000, or 14.9%, as compared to the same period in the prior year. The decrease is predominantly due to a reduction in approximately $19,000 in depreciation and amortization costs and approximately $2,000 in general and administrative costs.

For the six months ended June 30, 2025, costs and expenses related to the NAPW Network decreased by approximately $78,000, or 24.5%, as compared to the same period in the prior year. The decrease is predominantly due to a reduction in approximately $15,000 in sales and marketing costs, approximately $37,000 in depreciation and amortization costs, approximately $24,000 in general and administrative costs, and approximately $2,000 in costs of sales.

For the three months ended June 30, 2025, cost and expenses related to RemoteMore increased by approximately $217,000, or 39.5%, as compared to the same period in the prior year, predominantly due to an increase in costs of sales approximately $217,000.

For the six months ended June 30, 2025, cost and expenses related to RemoteMore increased by approximately $253,000, or 23.3%, as compared to the same period in the prior year, predominantly due to an increase in costs of sales approximately $253,000.

For the three months ended June 30, 2025, costs and expenses related to Corporate Overhead decreased by approximately $58,000, or 14.8%, as compared to the same period in the prior year. The decrease is predominantly due to a decrease of approximately $96,000 in payroll, bonus-related, and board costs and $17,000 in insurance costs. These decreases were partially offset by an increase of approximately $48,000 in legal costs and $7,000 in filing, investor relations, and accounting expenses.

For the six months ended June 30, 2025, costs and expenses related to Corporate Overhead decreased by approximately $25,000, or 2.8%, as compared to the same period in the prior year. The decrease is predominantly due to a decrease of approximately $160,000 in payroll, bonus-related, and board costs, $36,000 in insurance costs, and $10,000 in accounting costs. These decreases were partially offset by an increase of approximately $117,000 in legal costs and $64,000 in filing and investor relations expenses

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$-	$4	$(4)	(100.0)%

	Six Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$-	$6	$(6)	(100.0)%

During the three months ended June 30, 2025 and 2024, we recorded an income tax expense of approximately $0 and an income tax expense of approximately $4,000, respectively.

During the six months ended June 30, 2025 and 2024, we recorded an income tax expense of approximately $0 and an income tax expense of approximately $6,000, respectively.

Net loss from Continuing Operations, Net of Tax

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$(31)	$(41)	$10	24.4%
NAPW Network	(35)	(32)	(3)	(9.4)%
RemoteMore	(93)	(121)	28	23.1%
Corporate Overhead	(333)	(392)	59	15.1%
Consolidated net loss from continuing operations, net of tax	$(492)	$(586)	$94	16.0%

	Six Months Ended June 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$(130)	$(239)	$109	45.6%
NAPW Network	(58)	(84)	26	31.0%
RemoteMore	(177)	(177)	-	0.0%
Corporate Overhead	(868)	(893)	25	2.8%
Consolidated net loss from continuing operations, net of tax	$(1,233)	$(1,393)	$160	11.5%

Consolidated Net Loss from Continuing Operations, Net of Tax. As the result of the factors discussed above, during the three months ended June 30, 2025, we incurred a net loss from continuing operations of approximately $492,000, a decrease in the net loss of approximately $94,000, compared to a net loss of approximately $586,000 during the three months ended June 30, 2024. As the result of the factors discussed above, during the six months ended June 30, 2025, we incurred a net loss from continuing operations of approximately $1,233,000, a decrease in the net loss of approximately $160,000, compared to a net loss of approximately $1,393,000 during the six months ended June 30, 2024.

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$125	$1,731
Working deficiency from continuing operations	$(1,919)	$271

            Our principal sources of liquidity are our cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any. As of June 30, 2025, we had cash and cash equivalents of approximately $125,000 compared to cash and cash equivalents of approximately $1,731,000 at December 31, 2024. Our working capital has shifted from $271,000 at December 31, 2024 to a working deficiency of approximately $1,919,000 at June 30, 2025. We had an accumulated deficit of approximately $103,613,000 at June 30, 2025.

The significant decrease in our cash and cash equivalents and working capital during the first six months of 2025 was primarily due to cash used in operating activities of $780,000 and a strategic investment of approximately $1.3 million in AI Geometric Ltd. These factors, combined with our history of recurring losses from operations, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

To address our liquidity needs, subsequent to the end of the quarter, in July 2025, we raised gross proceeds of $400,000 through the issuance of unsecured convertible promissory notes. Concurrently, we completed a warrant exchange which is intended to simplify our capital structure. Management has implemented cost-reduction measures, including personnel reductions and vendor renegotiations, and is actively exploring additional financing opportunities. While there can be no assurance that our plans will be successful or that additional financing will be available on acceptable terms, if at all, management believes that our existing cash, combined with the proceeds from the recent financing and our ongoing cost-containment efforts, will be sufficient to fund our operations for at least the next 12 months from the filing date of this report.

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

Our cash and cash equivalents at June 30, 2025 and cash flow from operations may not be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2025, without the need to increase revenues, or raise capital by the issuance of common stock, including through our line of equity or private placements. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

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

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash provided by (used in) continued operations
Operating activities	$(780)	$(768)
Investing activities	(1,304)	(153)
Financing activities	478	912
Net increase (decrease) in cash and cash equivalents	$(1,606)	$(8)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of June 30, 2025 and December 31, 2024, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the six months ended June 30, 2025, was approximately $780,000. We had a net loss from continuing operations of approximately $1,233,000 during the six months ended June 30, 2025, which included stock-based compensation expense of approximately $22,000, depreciation and amortization expense of approximately $82,000, provision for doubtful accounts of approximately $18,000, unrealized loss on investment of approximately $44,000, and noncash lease expense of $46,000. Changes in operating assets and liabilities provided approximately $242,000 of cash during the six months ended June 30, 2025.

Net cash used in operating activities from continuing operations during the six months ended June 30, 2024, was approximately $768,000. We had a net loss from continuing operations of approximately $1,393,000 during the six months ended June 30, 2024, which included stock-based compensation expense of approximately $110,000, depreciation and amortization expense of approximately $107,000, provision for doubtful accounts of approximately $36,000, and noncash lease expense of $46,000. Changes in operating assets and liabilities provided approximately $327,000 of cash during the six months ended June 30, 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025, was approximately $1,304,000 which is primary related to the investment in 13% of AI Geometric Ltd's outstanding shares.

Net cash used in investing activities from continuing operations during the six months ended June 30, 2024, was approximately $153,000, which consisted of investments in developed technology and computer equipment purchases

Net Cash Provided by Financing Activities

Net cash provided in financing activities during the six months ended June 30, 2025, was approximately $478,000 representing the proceeds from the sale of common stock and proceeds from short-term debt.

Net cash provided in financing activities during the six months ended June 30, 2024 was approximately $912,000 representing the proceeds from the sale of common stock and proceeds from minority partners.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Loss from Continuing Operations, net of tax	$(492)	$(586)
Stock-based compensation	(15)	26
Loss attributable to noncontrolling interest	16	33
Depreciation and amortization	41	55
Other (expense) income, net	(4)	-
Income tax expense (benefit)	-	4
Adjusted EBITDA	$(454)	$(468)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Loss from Continuing Operations	$(1,233)	$(1,393)
Stock-based compensation	22	110
Loss attributable to noncontrolling interest	35	48
Depreciation and amortization	82	107
Other (expense) income, net	31	2
Income tax expense (benefit)	-	6
Adjusted EBITDA	$(1,063)	$(1,120)

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage some of our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the six months ended June 30, 2025 and 2024, we recorded approximately 2% and 6% of our recruitment services revenue from this alliance sales relationship. In 2024, we transitioned the management of these job boards and website operations in-house.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2025, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The complaint alleges that NAPW (and PDN in its capacity as an alleged joint employer) violated similar provisions of the FLSA and the NYLL by (i) failing to pay overtime wages as required by both the FLSA and the NYLL, (ii) failing to provide accurate wage statements under the NYLL, and (iii) willfully violating both of those statutes. The Court, in an order issued on March 25, 2024, granted summary judgment against NAPW on the claims related to willful failure to pay overtime wages. The Court dismissed, without prejudice, claims based on failure to provide accurate wage statements under the NYLL based on lack of subject matter jurisdiction. The Court found that questions of fact remain as to whether PDN was a joint employer with NAPW. Damages remain unsettled particularly in light of the Court’s dismissal of the Plaintiff’s claims related to failure to provide accurate wage statements. During the first quarter of 2020, the Company recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. While the Plaintiff seeks damages substantially in excess of this reserve (including unpaid overtime, liquidated damages and penalties), NAPW and PDN continue to adamantly dispute the amount of damages claimed. Given the Court’s summary judgment ruling and the inherent uncertainty of litigation, an unfavorable outcome in this proceeding could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Securities Purchase Agreement by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on November 20, 2024)

10.2	Placement Agency Agreement, dated November 18, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on November 20, 2024)

10.3	Profit Participation Agreement, dated December 5, 2024 between the Company and Koala Malta Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on December 10, 2024)

10.4	Stock Purchase Agreement, dated December 19, 2024 between the Company and Aurous Vertex Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on December 23, 2024)

10.5	Stock Purchase Agreement, dated January 26, 2025 between the Company and AI Geometric Ltd (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on January 30, 2025)

10.6	Stock Purchase Agreement, dated February 25, 2025 between the Company and Boris Krastev Ventures UG (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on March 3, 2025)

10.7	Warrant Exchange Agreement, dated June 30, 2025 between the Company and Certain Holder (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on July 1, 2025)

10.8	Convertible Note Purchase Agreements, dated July 7, 2025 and July 9, 2025 between the Company and two non-affiliated accredited investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on July 11, 2025)

10.9	Convertible Promissory Notes, dated July 7, 2025 and July 9, 2025 between the Company and two non-affiliated accredited investors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on July 11, 2025)

10.10	Employment Agreement, dated July 22, 2025, by and between Professional Diversity Network, Inc. and Xun Wu (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on July 23, 2025)

10.11	Independent Director Service Agreement, dated July 22, 2025, by and between Professional Diversity Network, Inc. and Haixia Lu (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on July 23, 2025)

10.12	Form of Director and Executive Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with SEC on July 23, 2025)

10.13	Employment Agreement, dated August 8, 2025, by and between Professional Diversity Network, Inc. and Yiran Gu (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on August 11, 2025)

10.14	Form of Director and Executive Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on August 11, 2025)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: August 14, 2025	By:	/s/ Yiran Gu
	Name:	Yiran Gu
	Title:	Chief Financial Officer