Form 10-Q
period 2025-09-30
Professional Diversity Network, Inc.
filed 2025-11-14
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

There were 4,881,963  shares outstanding of the registrant’s common stock as of November 14, 2025.

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

●	our ability to identify and successfully negotiate and complete additional combinations with potential merger or acquisition partners or to successfully integrate such businesses;
●	our history of operating losses;
●	our limited operating history in a new and unproven market;
●	increasing competition in the market for online professional networks;
●	our ability to comply with increasing governmental regulation and other legal obligations related to privacy;
●	our ability to adapt to changing technologies and social trends and preferences;
●	our ability to attract and retain a sales and marketing team, management and other key personnel and the ability of that team to execute on the Company’s business strategies and plans;
●	our ability to obtain and maintain intellectual property protection;
●	any future litigation regarding our business, including intellectual property claims;
●	our ability to achieve and maintain compliance with continued listing requirements of The Nasdaq Stock Market LLC;
●	general and economic business conditions; and
●	legal and regulatory developments.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE three and nine months ended September 30, 2025

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2025	December 31, 2024
	(Unaudited)
Current Assets:
Cash and cash equivalents	$265,258	$1,731,155
Accounts receivable, net	1,021,248	1,218,679
Other receivables	200,993	12,577
Prepaid expense and other current assets	121,653	264,117
Total current assets	1,609,152	3,226,528

Property and equipment, net	40,430	48,956
Capitalized technology, net	243,839	327,372
Goodwill	1,417,753	1,417,753
Intangible assets, net	4,809,733	134,733
Right-of-use assets	169,350	226,704
Security deposits	49,755	49,755
Other assets	3,806,000	2,550,000
Total assets	$12,146,012	$7,981,801

Current Liabilities:
Accounts payable	$536,622	$155,661
Accrued expenses	1,006,118	863,888
Deferred revenue	1,261,928	1,842,036
Other current liabilities	831,762	-
Lease liability, current portion	100,451	94,248
Total current liabilities	3,736,881	2,955,833

Lease liability, non-current portion	109,166	185,064
Total liabilities	3,846,047	3,140,897

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 4,105,421 and 1,823,327 shares issued as of September 30, 2025 and December 31, 2024, and 4,105,369 and 1,823,275 shares outstanding as of September 30, 2025 and December 31, 2024.	41,054	18,233
Additional paid in capital	114,916,467	107,755,971
Accumulated deficit	(105,970,511)	(102,414,683)
Treasury stock, at cost; 52 and 52 shares at September 30, 2025 and December 31, 2024	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	8,949,893	5,322,404
Noncontrolling interest	(649,928)	(481,500)
Total stockholders’ equity	8,299,965	4,840,904
Total liabilities and stockholders’ equity	$12,146,012	$7,981,801

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Membership fees and related services	$80,883	$100,904	$262,891	$336,605
Recruitment services	877,036	1,190,736	2,673,577	3,439,785
Contracted software development	768,274	389,873	1,924,729	1,303,715
Consumer advertising and marketing solutions	5,569	12,582	16,641	31,292
Total revenues	1,731,762	1,694,095	4,877,838	5,111,397

Costs and expenses:
Cost of revenues	968,951	696,521	2,616,937	1,975,757
Sales and marketing	433,716	634,590	1,498,556	2,236,487
General and administrative	2,649,537	731,001	4,203,029	2,545,132
Depreciation and amortization	39,412	55,895	121,055	163,209
Total costs and expenses	4,091,616	2,118,007	8,439,577	6,920,585

Loss from continuing operations	(2,359,854)	(423,912)	(3,561,739)	(1,809,188)

Other income (expense)
Interest and other income	(14,799)	2,308	(46,061)	460
Other income (expense), net	(14,799)	2,308	(46,061)	460

Loss before income tax expense (benefit)	(2,374,653)	(421,604)	(3,607,800)	(1,808,728)
Income tax expense (benefit)	-	-	-	6,271
Loss from continuing operations, net of tax	(2,374,653)	(421,604)	(3,607,800)	(1,814,999)
Net loss attributable to non-controlling interests	16,852	16,559	51,972	64,975
Net loss attributable to Professional Diversity Network, Inc.	$(2,357,801)	$(405,045)	$(3,555,828)	$(1,750,024)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(2,357,801)	$(405,045)	$(3,555,828)	$(1,750,024)
Comprehensive loss, net of tax	$(2,357,801)	$(405.045)	$(3,555,828)	$(1,750,024)

Basic and diluted loss per share:
Net loss per share	$(0.83)	$(0.33)	$(1.58)	$(1.52)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	2,848,707	1,275,444	2,286,440	1,195,988

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2025	1,823,275	$18,233	$107,755,971	$(102,414,683)	52	$(37,117)	$-	$(481,500)	$4,840,904
Sale of common stock	739,056	7,391	3,792,022	-	-	-	-		3,799,413
Issuance of common stock	1,489,333	14,893	3,699,940						3,714,833
Share-based compensation	53,705	537	39,578	-	-	-	-	-	40,115
Amortization of funding commitment	-	-	(187,500)	-	-	-	-	-	(187,500)
Changes in Noncontrolling Interests	-	-	(183,544)	-	-	-	-	(116,456)	(300,000)
Net loss	-	-	-	(3,555,828)	-	-	-	(51,972)	(3,607,800)
Balance at September 30, 2025	4,105,369	$41,054	$114,916,467	$(105,970,511)	52	$(37,117)	$-	$(649,928)	$8,299,965

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2024	1,145,201	$11,452	$102,976,542	$(99,902,718)	52	$(37,117)	$-	$(479,918)	$2,568,241
Sale of common stock	162,356	1,624	948,366	-	-	-	-	-	949,990
Share-based compensation	6,439	64	137,974	-	-	-	-	-	138,038
Amortization of funding commitment			(281,250)					-	(281,250)
Changes in Noncontrolling Interests								82,140	82,140
Net loss	-	-	-	(1,750,024)	-	-	-	(64,975)	(1,814,999)
Balance at September 30, 2024	1,313,996	$13,140	$103,781,632	$(101,652,742)	52	$(37,117)	$-	$(462,753)	$1,642,160

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Loss from continuing operations	$(3,607,800)	$(1,814,999)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	121,055	163,209
Noncash lease expense	68,542	68,541
Stock-based compensation expense	40,115	138,038
Provision for doubtful accounts	94,597	4,431
Unrealized loss on investment	44,000	-
Loss on disposal of property, plant and equipment		1,329
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	102,835	149,569
Prepaid expenses and other current assets	(233,452)	78,930
Accounts payable	380,960	130,863
Accrued expenses	142,230	(3,142)
Other current liabilities	12,246
Lease liability	(80,883)	(79,045)
Deferred revenue	(580,108)	(162,198)
Net cash used in operating activities	(3,495,663)	(1,324,474)

Cash flows from investing activities:
Payments for technology developed	-	(201,620)
Purchases of property and equipment	(3,996)	-
Payments to acquire investments	(1,300,000)	-
Purchases of intangible assets	(2,900,000)	-
Net cash used in investing activities	(4,203,996)	(201,620)

Cash flows from financing activities:
Proceeds from the sale of common stock	5,414,246	949,990
Proceeds from (Repayment of) short-term debt	819,516	-
Proceeds from Noncontrolling Interests	-	82,140
Net cash provided by (used in) financing activities	6,233,762	1,032,130

Net decrease in cash and cash equivalents	(1,465,897)	(493,964)
Cash, cash equivalents, beginning of period	1,731,155	627,641
Cash and cash equivalents, end of period	265,258	133,677

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Non-cash stock issuance for additional interest in RemoteMore USA, Inc.	$300,000	$-
Non-cash stock issuance for acquisition of copyright	$1,800,000	$-
Non-cash amortization of commitment funding	$187,500	$281,250

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

PDN is a holding company and operates three business units: TalentAlly, LLC, NAPW, Inc., and RemoteMore USA, Inc

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

RemoteMore USA (“RemoteMore USA” or “RemoteMore”) is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location. As of September 30, 2025, PDN, Inc. owned 82.63% of RemoteMore USA, Inc. The Company consolidates RemoteMore USA’s operations into its consolidated financial statements.

2. Going Concern and Management’s Plans

At September 30, 2025, the Company’s principal sources of liquidity were its cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any.

The Company had an accumulated deficit of $105,970,511 at September 30, 2025. During the nine months ended September 30, 2025, the Company generated a loss from continuing operations, net of tax, of $3,607,800. During the nine months ended September 30, 2025, the Company used cash in continuing operations of $3,495,663. At September 30, 2025, the Company had a cash balance of $265,258. Total revenues were $4,877,838 and $5,111,397 for the nine months ended September 30, 2025 and 2024, respectively. The Company had a working capital deficit from continuing operations of $2,127,729 at September 30, 2025 and a working capital from continuing operations of $270,695 at  December 31, 2024. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	September 30, 2025	December 31, 2024

Balance, beginning of period	$61,923	$66,526
Provision for credit losses	94,597	13,986
Write-offs	(1,535)	(18,589)
Balance, end of period	$154,985	$61,923

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets.

Other Receivables – Other receivables represent amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2025 and December 31, 2024, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the nine months ended September 30, 2025 and 2024 was approximately $12,522 and $8,178 and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three and nine months ended September 30, 2025, the Company incurred advertising and marketing expenses of approximately $120,875 and $431,277. These amounts are included in sales and marketing expenses in the accompanying statements of operations.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no deferred tax liabilities, as of September 30, 2025, recorded in the accompanying consolidated balance sheets. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2021 through 2024.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of September 30, 2025.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three and nine months ended September 30, 2025 and 2024 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of September 30,
	2025	2024

Stock options	1,500	1,500
Unvested restricted stock	63,684	24,653
Total dilutive securities	65,184	26,153

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

4. Business Combinations

RemoteMore

The Company acquired an initial 45.62% interest in RemoteMore, a software developer recruiting company in 2021 for approximately $1.36 million. During 2022 and 2023, the Company acquired an additional 27% interest for approximately $352,000 for a total of 72.62% interest in RemoteMore. On April 30, 2024, the Company and the minority group made an aggregate $300,000 capital injection while maintaining the same percentage of control of interest. On  February 25, 2025, the Company acquired an additional 10.01% interest for approximately $300,000 for a total of 82.63% interest in RemoteMore as of September 30, 2025. See stock transaction detail in Note 11.

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

Revenue Concentration

The Company is in an alliance with another company to build, host, and manage some of the Company’s job boards and website. This alliance member also sells two of the Company’s recruitment services products and bills customers, collects fees, and provides customer services. For the nine months ended September 30, 2025 and 2024, the Company recorded approximately 1% and 5% of its recruitment services revenue from this alliance sales relationship. In 2024, we transitioned the management of these job boards and website operations in-house.

Disaggregation of Revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 14 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of September 30, 2025 or  December 31, 2024

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of $1,261,928 and $1,842,036 are included in current deferred revenues, on the consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

For the three months ended September 30, 2025 and 2024, we recognized revenue as follows:

	September 30,	September 30,
	2025	2024

Balance, beginning of period	$1,571,480	$2,055,783
Recognized revenue associated with contract liabilities	(959,177)	(1,288,991)
Amounts collected or invoiced	649,625	1,070,851
Balance, end of period	$1,261,928	$1,837,643

Revenue recognized associated with contract liabilities that were included at the beginning of this quarter was $713,875. Deferred revenue includes customer payments which are received prior to performing services and revenues are recognized upon the completion of these services. Annual membership fees collected at the time of enrollment are recognized as revenue ratably over the membership period, which are typically for a 12-month membership period.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	September 30, 2025	December 31, 2024
Capitalized cost:
Balance, beginning of period	$327,372	$186,103
Additional capitalized cost	-	242,019
Provision for amortization	(83,533)	(100,750)
Balance, end of period	$243,839	$327,372

Amortization expense related to capitalized technology was approximately $26,908 and $25,133 for the three months ended September 30, 2025 and 2024, and was approximately $83,533 and $72,250 for the nine months ended  September 30, 2025 and 2024, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
September 30, 2025	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,177,848)	8,333
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,579,859)	8,333
Indefinite-lived intangible assets:
Trade name				101,400
Copyrights				4,700,000
Intangible assets, net				$4,809,733

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2024	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,152,848)	33,333
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
		13,588,192	(13,554,859)	33,333
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$134,733

As of September 30, 2025, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2025	$8,333
Net Carrying Amount	$8,333

On September 3, 2025, the Company entered into a copyright transfer agreement (the “High Wave Copyright Transfer Agreement”) with High Wave Corp (“High Wave”), under which High Wave agreed to assign to the Company the copyrights and related rights of forty (40) original musical works, including all copyrights and related rights such as reproduction, performance, broadcasting, and adaptation. The total purchase consideration is $10,000,000, payable in four installments between October 15 and November 30, 2025, with ownership of each batch of works transferring upon payment. High Wave warranted full ownership and non-infringement of the works, waived all moral rights, and agreed not to resell or license them. As of September 30, 2025, the Company had paid $2,900,000 under the High Wave Agreement.

On September 12, 2025, the Company entered into a copyright transfer agreement (the “Copyright Agreement”) with Streams Ohio, a non-affiliated accredited investor. Pursuant to the Copyright Agreement, the Company agreed to acquire eight (8) original musical works from the Streams Ohio for $1,800,000. Under the terms of the Copyright Agreement, consideration could be paid in cash, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), or a combination thereof. The board of directors of the Company (the “Board”) approved payment of the consideration through the issuance of 556,000 shares of Common Stock (the “Copyright Shares”), subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC (“Nasdaq”). The Copyright Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”), and/or Regulation D promulgated thereunder. The Copyright Agreement contains customary representations, warranties and covenants.

For the three months ended September 30, 2025 and 2024, amortization expense related to intangible assets was approximately $8,333 and $27,593, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations

For the nine months ended September 30, 2025 and 2024, amortization expense related to intangible assets was approximately $25,000 and $82,781, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

8. Notes Payable and Convertible Notes

On July 7, 2025 and July 9, 2025, Company entered into two separate convertible note purchase agreements (each, a “Convertible Note Purchase Agreement” and together, the “Convertible Note Purchase Agreements”) with two non-affiliated accredited investors (the “Convertible Note Purchasers”). Pursuant to the Convertible Note Purchase Agreements, the Company issued and sold to the Convertible Note Purchasers unsecured convertible promissory notes on July 7, 2025 and July 9, 2025, in the principal amounts of $250,000 (the “First Note”) and $150,000 (the “Second Note”, and together with the First Note, the “Notes”), respectively, for aggregate gross proceeds of $400,000. The First Note is convertible, at the option of the Convertible Note Purchasers, into restricted shares of the Company’s Common Stock, at a conversion price equal to the greater of (i) a floor price of $0.47 (subject to adjustment for stock splits and similar events), and (ii) 80% of the lowest of (A) the 15-day average closing price, (B) the 10-day volume-weighted average price (“VWAP”), or (C) the lowest 3-day VWAP during the 45 trading days immediately prior to the date of the applicable conversion notice. The Second Note is convertible, at the option of the Convertible Note Purchasers, into restricted shares of the Company’s Common Stock, at a conversion price equal to the greater of (i) a floor price of $0.47 (subject to adjustment for stock splits and similar events), and (ii) 80% of the lowest of the 15-day average closing price preceding the date of the applicable conversion notice. The Notes bear interest at a rate of 12% per annum and mature 360 days after the applicable purchase price payment date. The Notes contain customary events of default, including non-payment and insolvency-related events. Upon an event of default, the interest rate increases to 18% per annum, and the Convertible Note Purchasers may accelerate the Notes and pursue additional remedies. These transactions were previously reported on Current Reports on Form 8-K filed on July 1, 2025 and July 11, 2025, respectively.

9. Long-term Investments

On  September 27, 2022, the Company entered into a Stock Purchase Agreement (the “Koala SPA[JL- Loeb1] ”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta ( “Koala”). Upon the execution of the Koala SPA, the Company purchased 65,700 issued ordinary shares of Koala Crypto Limited (now renamed as QBSG Limited (“QBSG”) from Koala, representing 9% of the total issued share capital of QBSG, and in exchange, the Company issued 86,339 shares of its common stock to Koalain a private placement (the “Consideration Shares”) valued at $1,350,000. As allowed under ASC 321-10-35, the Company has elected to measure the equity investment in QBSG at cost as QBSG is a private company and does not have a readily determinable fair value. The Company evaluates the investment for any impairment annually. The shares of QBSG are recorded in the consolidated balance sheet as ‘other assets’.

Upon execution of the Koala SPA, the Company, Koala and QBSG also entered into a Shareholders’ Agreement. The Shareholders’ Agreement imposes certain transfer restrictions on Koalaand the Company as shareholders of QBSG, provides for certain governance and approval rights among the parties, and gives the Company a put option with respect to its investment in QBSG in the event of a change of control of Koala. At the same time, Alan Tak Wai Yau, an individual and the majority shareholder of Koala Capital Limited, which is the parent company of Koala (“Koala Capital”), provided the Company with a share charge over 15 percent of the issued share capital of Koala Capital (the “Share Charge”) and Koala Capital provided the Company with a guaranty and indemnity (the “Guarantee”), which Share Charge and Guarantee were granted as security for a number of Koala’s obligations as set forth therein including obtaining the lifting of the voluntary suspension of QBSG’s virtual financial assets license by the Malta Financial Services Authority (“MFSA”). Koala Capital had submitted and responded to all queries raised by the MFSA, and the authorization/supervision unit has approved its application. To enhance the governance of QBSG's profits and dividends, QBSG has agreed to assign one board seat to the Company's CEO.

On  December 5, 2024, the Company entered into a Profit Participation Agreement (the “PPA”) with Kola Malta Limited, a private limited liability company registered under the laws of Malta . Upon the execution of the PPA, the Company purchased a 6% right in QBSG, as the target, previously Koala Crypto Limited, to receive all distributions and dividends which  may be declared and/or distributed by QBSG on an annual basis in terms of applicable law, along with all rights, title, and interest from Koala. The consideration of the profit participation (the “Profit Participation”) is $1,200,000, including $700,000 cash and $500,000 value of the Company’s common stocks, or a total of 113,636 shares at a price of $4.40 per share. In addition to the 9% share purchase from Koala in  September 2022, the Company now owns the right to receive 15% of all distributions and dividends by QBSG.

As the Profit Participation investment does not include the ownership of equity of QBSG, only the right to future distributions, the Profit Participation investment does not meet the criteria to be recorded under ASC 321-10-35 and is subject to fair value accounting standards. As of  December 31, 2024, the Company holds a Level 3 investment recorded at a cost of $1,200,000, representing 6% of all distributions and dividends from QBSG.

The fair value of the investment is estimated using a combination of valuation methodologies, including Discounted Cash Flow (“DCF”) analysis, Relative Valuation, and Transaction Comparables, resulting in an average fair value estimate of $1,156,000. These methods incorporate significant unobservable inputs, such as a weighted average cost of capital of 15%, a long-term revenue growth rate of 10%, a long-term pre-tax operating margin of 15%, a 20% discount for lack of control, and a 40% discount for lack of marketability. The valuation also considers market data from publicly traded companies in the crypto infrastructure and digital asset services sectors, as well as data from recent merger and acquisition transactions within the industry. The inputs and estimates used may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events, including regulation changes in Malta, inability of QBSG to meet revenue and income forecasts or QBSG's inability to pay dividends, all of which could significant decrease the value of the Company's investment. Accordingly, the actual results could differ significantly from those estimates

There was no activity in Level 3 investments other than the acquisition of the Profit Participation investment. Level 3 investments balance was as follows:

September 30, 2025
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

On  January 26, 2025, the Company entered into a Stock Purchase Agreement (the “SPA”) with AI Geometric Ltd, a company organized under the laws of the United Kingdom of Great Britain and Northern Ireland (the “Seller”). Pursuant to the SPA, the Seller agreed to issue and sell 1,300 shares of the Seller to the Company, representing 13% of all issued and outstanding shares of the Seller, at a consideration of $1,300,000 (the “Transaction”). The board approved the Transaction on  January 17, 2025.The closing of the Transaction took place on  January 27, 2025. As allowed under ASC 321-10-35, the Company has elected to measure the equity investment in Al Geometric, Ltd. at cost as it is a private company and does not have a readily determinable fair value. The Company evaluates the investment for any impairment annually. The shares of AI Geometric Ltd. are recorded in the consolidated balance sheet as ‘other assets’.

10. Commitments and Contingencies

Lease Obligations - The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 7 years, commencing on October 1, 2020. The Company made approximately $80,833 and $79,045 of cash lease payments related to the office space for the nine months ended September 30, 2025 and 2024, respectively. The weighted average remaining lease terms as of the nine months ended September 30, 2025 and 2024, are 2.00 years and 3.00 years. The weighted average discount rate for operating leases for the nine months ended September 30, 2025 and 2024, is 6%.

The present value of the remaining lease liabilities as of  September 30, 2025 are as follow:

Operating
2025	27,574
2026	110,908
2027	84,560
Total lease payments	223,042
Less: present value discount	13,425
Present value of lease liabilities	$209,617

As of September 30, 2025 and,  December 31, 2024, right of use assets were $169,350 and $226,704, and related lease obligations remaining, related to the Company's office lease, were $209,617 and $279,312, as recorded on the Company’s consolidated balance sheets.

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

11. CFL, High Wave Corp, Streams Ohio Corp., and B&W Capital Group LLC Transaction

In August, 2016, the Company entered into a stock purchase agreement (the “CFL Purchase Agreement”), with CFL, a Republic of Seychelles company wholly-owned by a group of Chinese investors. Pursuant to the CFL Purchase Agreement, the Company agreed to issue and sell to CFL, and CFL agreed to purchase a number of shares of the Company’s common stock such that CFL would hold approximately 51% of the outstanding shares of common stock, determined on a fully-diluted basis.

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

As of September 30, 2025, CFL beneficially holds shares of the Company’s outstanding common stock equal to approximately 6.6%. The decrease in CFL’s percentage of the Company’s total outstanding common stock is a result of dilution from other equity offerings.

On September 3, 2025, the Company entered into a copyright transfer agreement (the “High Wave Copyright Transfer Agreement”) with High Wave Corp (“High Wave”), under which High Wave agreed to assign to the Company the copyrights and related rights of forty (40) original musical works, including all copyrights and related rights such as reproduction, performance, broadcasting, and adaptation. The total purchase consideration is $10,000,000, payable in four installments between October 15 and November 30, 2025, with ownership of each batch of works transferring upon payment. High Wave warranted full ownership and non-infringement of the works, waived all moral rights, and agreed not to resell or license them. As of September 30, 2025, the Company had paid $2,900,000 under the High Wave Agreement.

On September 12, 2025, the Company entered into a copyright transfer agreement (the “Streams Ohio Copyright Agreement”) with Streams Ohio Corp. (“Streams Ohio”), a non-affiliated accredited investor. Pursuant to the Copyright Agreement, the Company agreed to acquire eight (8) original musical works from the Streams Ohio for $1,800,000. Under the terms of the Streams Ohio Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, or a combination thereof. The Board approved payment of the consideration through the issuance of 556,000 shares of Common Stock (the “Copyright Shares”), subject to the limitations of the Nasdaq Listing Rule 5635. The Copyright Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The Streams Ohio Copyright Agreement contains customary representations, warranties and covenants. Following the closing of the transaction, Streams Ohio Corp. owns a total of 556,000 shares of common stock, representing approximately 13.54% of the Company’s total outstanding shares as of September 30, 2025.

On September 12, 2025, the Company entered into a consulting agreement (the “B&W Capital Consulting Agreement”) with B&W Capital Group LLC (“B&W Capital”), a non-affiliated accredited investor. Under the B&W Capital Consulting Agreement, the Company engaged the Consultant to provide strategic, business development, investor relations and capital markets advisory services for a period of 12 months, unless terminated earlier pursuant to the terms therein. As consideration for such services, the Board approved the issuance of 550,000 shares of Common Stock (the “Consulting Shares”), also subject to the limitations of Nasdaq Listing Rule 5635. The Consulting Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. The B&W Capital Consulting Agreement contains customary representations, warranties and covenants. Following the closing of the transaction, B&W Capital. owns a total of 550,000 shares of common stock, representing approximately 13.4% of the Company’s total outstanding shares as of September 30, 2025.

12. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of common stock outstanding with a total number of shares authorized of 45,000,000. As of September 30, 2025, the Company had 4,105,369 shares of common stock outstanding.

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

In February, 2025, the Company received a Written Notice from a single institutional investor (the “Institutional Investor”) to exercise 110,000 Pre-Funded Warrants originally purchased in November 2024 at a price of $7.90 per warrant. In connection with the exercise, the Institutional Investor paid an additional $0.10 per share—bringing the total purchase price to $8.00 per share—for the issuance of 110,000 shares of common stock, resulting in additional gross proceeds of $11,000 to the Company.

In February, 2025, the Company entered into a stock purchase agreement (the “SPA”) with Boris Krastev Ventures UG (the “Seller”), pursuant to which the Company shall acquire 1,000,000 shares of common stock (the “Acquisition”) of RemoteMore USA, Inc., a Delaware corporation (“RemoteMore” or the “Target Company”) for a purchase price of $300,000, which was paid to the Seller at the closing of the Acquisition through the issuance of 50,000 newly issued restricted shares of the Company’s common stock, at a price of $6.00 per share (the “Shares”). The closing of the Acquisition is subject to satisfaction of certain closing conditions set forth in the SPA. Prior to the Acquisition, the Company held 8,262,500 shares of the Target Company, representing a majority interest in the Target Company. Upon the closing of the Acquisition, the Company’s ownership increased to approximately 82.625% of the Target Company’s outstanding shares.

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

On July 1, 2025, the Company completed a warrant exchange transaction pursuant to a Warrant Exchange Agreement (the “Exchange Agreement”) with certain holder (the “Holder”) of 250,000 Series A warrants (the “Series A Warrants”) entered on June 30, 2025, each to purchase one share of the Common Stock of the Company, and 250,000 Series B warrants (the “Series B Warrants”, and collectively with the Series A Warrants, the “Warrants”), each to purchase one share of Common Stock of the Company at an exercise price of $6.80 per share. The Warrants were issued on November 20, 2024 to the Holder in connection with a registered direct offering and concurrent private placement of warrants which closed on November 20, 2024. Pursuant to the Exchange Agreement, the Holder agreed to surrender 500,000 Warrants for cancellation and the Company agreed, in exchange, to issue an aggregate of 333,333 shares of Common Stock to the Holder.

On September 5, 2025, Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company agreed to issue and sell to Streeterville shares of its Common Stock, in one or more pre-paid advance purchases (each, a “Pre-Paid Purchase” and collectively, the “Pre-Paid Purchases”) for an aggregate purchase price of up to $20,000,000. The Company also agreed to issue to Streeterville 22,197 shares of Common Stock (the “Commitment Shares”) as consideration for Streeterville’s commitment, after Shareholder Approval (as defined below) is obtained, and 227,500 shares of Common Stock for $2,275 as pre-delivery shares (the “Pre-Delivery Shares”), which Pre-Delivery Shares were issued at the closing of the transactions contemplated by the Securities Purchase Agreement. The transactions closed on September 5, 2025 (the “Closing Date”). The proceeds from the Pre-Paid Purchases are expected to be used for working capital and other corporate purposes, including repayment of debt, strategic and other general corporate purposes. The Securities Purchase Agreement provides for an initial Pre-Paid Purchase in the principal amount of up to $8,655,000 (the “Initial Pre-Paid Purchase”), an original issue discount of up to $640,000 and transaction expenses of $15,000, the terms of which are set forth on secured prepaid purchase #1 (“Pre-Paid Purchase #1”). The Company received $3,397,725 in cash proceeds under the Initial Pre-Paid Purchase and $2,275 for the Pre-Delivery Shares on the Closing Date. The Initial Pre-Paid Purchase accrues interest at the rate of 8% per annum. Within thirty (30) days after closing, Streeterville would fund the remaining $4,602,275.00 under the Initial Pre-Paid Purchase into a deposit account (the “Deposit Account”) of the Company’s wholly-owned subsidiary, IPDN Holdings, LLC, a Utah limited liability company (“IPDN Holdings”), secured by a deposit account control agreement (the “DACA”), a guaranty (the “Guaranty”) by IPDN Holdings, and a pledge agreement (the “Pledge Agreement”) by the Company pledging 100% of the equity interests in IPDN Holdings, subject to certain conditions: (i) the DACA, the Guaranty and the Pledge Agreement are each executed and delivered to Streeterville, (ii) the Deposit Account has been opened, (iii) no Event of Default (as defined in the Initial Pre-Paid Purchase) under the Initial Pre-Paid Purchase has occurred, and (iv) trading in the Common Stock is not suspended, halted, chilled, frozen, reached zero bid or otherwise ceased trading on the Nasdaq Capital Market.

On September 12, 2025, the Company entered into the Copyright Agreement with Streams Ohio, a non-affiliated accredited investor. Pursuant to the Streams Ohio Copyright Agreement, the Company agreed to acquire eight (8) original musical works from the Streams Ohio for $1,800,000. Under the terms of the Streams Ohio Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, or a combination thereof. The Board approved payment of the consideration through the issuance of 556,000 shares of Common Stock (the “Copyright Shares”), subject to the limitations of the Nasdaq Listing Rule 5635. The Copyright Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The Streams Ohio Copyright Agreement contains customary representations, warranties and covenants.

On September 12, 2025, the Company entered into the B&W Capital Consulting Agreement with B&W Capital, a non-affiliated accredited investor. Under the B&W Capital Consulting Agreement, the Company engaged the Consultant to provide strategic, business development, investor relations and capital markets advisory services for a period of 12 months, unless terminated earlier pursuant to the terms therein. As consideration for such services, the Board approved the issuance of 550,000 shares of Common Stock (the “Consulting Shares”), also subject to the limitations of the Nasdaq Listing Rule 5635. The Consulting Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. The B&W Capital Consulting Agreement contains customary representations, warranties and covenants.

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

On April 11, 2023, the Board adopted a new equity incentive plan, the Professional Diversity Network, Inc. 2023 Equity Compensation Plan (the “2023 Equity Compensation Plan”). The 2023 Equity Compensation Plan was approved by the Company’s stockholders on June 15, 2023. The 2023 Equity Compensation Plan supersedes and replaces the 2013 Plan, and no new awards were granted under the 2013 Plan. Any awards outstanding under the 2013 Plan remain subject to and will be paid under the 2013 Plan. The 2023 Equity Compensation Plan reserves 75,000 shares of common stock for issuance of awards to directors, officers, employees and qualifying consultants of the Company and its affiliates.

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

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2025 and 2024:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2025	1,500	$44.60	4.2	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - September 30, 2025	1,500	$44.60	3.4	$-

Exercisable at September 30, 2025	1,500	$44.60	3.4	$-

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2024	3,306	$90.40	5.7	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(1,806)	-	-	-
Outstanding - September 30, 2024	1,500	$44.60	4.4	$-

Exercisable at September 30, 2024	1,500	$44.60	4.4	$-

The Company recorded non-cash stock-based compensation expense of approximately $0 and $0 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively, pertaining to vesting of stock option awards.

There is no unrecognized stock-based compensation expense related to unvested stock options at September 30, 2025.

Restricted Stock

For the nine months ended September 30, 2025 and 2024, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2025	24,653
Granted	63,684
Forfeited	-
Vested	(24,653)
Outstanding - September 30, 2025	63,684

Number of
Shares
Outstanding - January 1, 2024	11,733
Granted	28,890
Forfeited	(4,847)
Vested	(11,123)
Outstanding - September 30, 2024	24,653

The Company recorded non-cash stock-based compensation expense of $40,115 and $138,038 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2025 and 2024, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to 63,684 unvested restricted stock units at September 30, 2025 was approximately $87,671 and is expected to be fully recognized by the second quarter of 2026.

14. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended September 30, 2025 and 2024, the Company recorded no income tax expense and no income tax expense, respectively.

During the nine months ended September 30, 2025 and 2024, the Company recorded no income tax expense and an income tax expense of $6,271, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of September 30, 2025. The valuation allowance at September 30, 2025 was $12,182,459. The net change in the valuation allowance during the nine months ended September 30, 2025 was an increase of $854,730.

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

The following tables present key financial information related of the Company’s reportable segments related to financial position as of September 30, 2025 and  December 31, 2024 and results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$80,883	$-	$-	$80,883
Recruitment services	877,036	-	-	-	877,036
Contracted software development	-	-	768,274	-	768,274
Consumer advertising and marketing solutions	5,569	-	-	-	5,569
Total revenues	882,605	80,883	768,274	-	1,731,762
Income (loss) from continuing operations	(5,008)	(44,967)	(93,076)	(2,216,803)	(2,359,854)
Depreciation and amortization	37,929	101	1,382	-	39,412
Income tax expense	-	-	-	-	-
Net loss from continuing operations	(15,893)	(44,967)	(96,990)	(2,216,803)	(2,374,653)

	As of September 30, 2025
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	4,809,733	-	-	-	4,809,733
Assets from continuing operations, net of intercompany eliminations	12,941,261	34,505	(829,754)	-	12,146,012

	Nine Months Ended September 30, 2025
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$262,891	$-	$-	$262,891
Recruitment services	2,673,577	-	-	-	2,673,577
Contracted software development	-	-	1,924,729	-	1,924,729
Consumer advertising and marketing solutions	16,641	-	-	-	16,641
Total revenues	2,690,218	262,891	1,924,729	-	4,877,838
Income (loss) from continuing operations	(95,925)	(103,438)	(277,506)	(3,084,870)	(3,561,739)
Depreciation and amortization	116,841	335	3,879	-	121,055
Income tax expense (benefit)					-
Net income (loss) from continuing operations	(145,562)	(103,437)	(273,931)	(3,084,870)	(3,607,800)

	Three Months Ended September 30, 2024
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$100,904	$-	$-	$100,904
Recruitment services	1,190,736	-	-	-	1,190,736
Contracted software development	-	-	389,873	-	389,873
Consumer advertising and marketing solutions	12,582	-	-	-	12,582
Total revenues	1,203,318	100,904	389,873	-	1,694,095
Income (loss) from continuing operations	93,279	(38,996)	(73,139)	(405,056)	(423,912)
Depreciation and amortization	36,380	19,168	347	-	55,895
Income tax expense (benefit)	-	-	-	-	-
Net income (loss) from continuing operations	93,349	(38,996)	(70,901)	(405,056)	(421,604)

	As of December 31, 2024
Goodwill	$465,752	$-	$952,001	$-	$1,417,753
Intangibles assets, net	134,733	-	-	-	134,733
Assets from continuing operations, net of intercompany eliminations	8,793,043	30,342	(841,584)	-	7,981,801

	Nine Months Ended September 30, 2024
	TalentAlly	NAPW		Corporate
	Network	Network	RemoteMore	Overhead	Consolidated
Membership fees and related services	$-	$336,605	$-	$-	$336,605
Recruitment services	3,439,785	-	-	-	3,439,785
Contracted software development	-	-	1,303,715	-	1,303,715
Consumer advertising and marketing solutions	31,292	-	-	-	31,292
Total revenues	3,471,077	336,605	1,303,715	-	5,111,397
Income (loss) from continuing operations	(142,458)	(121,743)	(246,938)	(1,298,049)	(1,809,188)
Depreciation and amortization	105,591	56,578	1,040	-	163,209
Income tax expense (benefit)	5,421	-	850	-	6,271
Net income (loss) from continuing operations	(146,415)	(122,805)	(247,730)	(1,298,049)	(1,814,999)

16. Subsequent Events

On October 13, 2025, the Company announced the establishment of its wholly-owned subsidiary in Tokyo, Japan (the “Japanese Subsidiary”). The Japanese Subsidiary serves as the Company’s regional headquarters for Web 3.0 and entertainment-related initiatives in Asia, focusing on real-world asset tokenization, decentralized finance, non-fungible tokens, and distributed storage technology.

On October 7, 2025, Streeterville Capital, LLC, a Utah limited liability company ( “Streeterville”)  funded an additional amount of $4,602,275 to the deposit account (the “Deposit Account”) as set out in that certain deposit account control agreement (the “Deposit Account Control Agreement”) entered into by IPDN Holdings, a Utah corporation and our wholly-owned subsidiary, and Streeterville on October 3, 2025. On October 30, 2025, the Company and Streeterville entered into a side letter agreement (the “Side Letter”), with respect to the Securities Purchase Agreement, pursuant to which, Streeterville agreed to release $1,000,000 within one (1) business day from the filing of the Prospectus Supplement (as defined below), from the Deposit Account, subject to certain conditions, including (i) the Company’s withdrawal of its previously filed registration statement on Form S-1 for the registration of certain securities issuable in connection with the Securities Purchase Agreement, (ii) the filing of a new prospectus supplement (the “Prospectus Supplement”) to its effective shelf registration statement on Form S-3 (File No. 333-282831) to register up to $3,250,000 shares of Common Stock issuable under the Initial Pre-Paid Purchase in the principal amount of up to $8,655,000 under the Securities Purchase Agreement, and (iii) the filing of a new registration statement on Form S-1 for the registration of at least 8,250,000 shares of Common Stock issuable to Streeterville in connection with the Securities Purchase Agreement within twenty (20) days of the date of the Side Letter.

The Company will complete the acquisition from High Wave Corp of full worldwide ownership of forty (40) original musical compositions, including all copyrights and related rights, by November 30, 2025. In consideration, the company shall pay a total of USD 10,000,000 pursuant to the agreed delivery schedule, upon which ownership of each corresponding batch of works shall automatically transfer to the company.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Objective and Forward-Looking Statements

             The objective of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide a narrative from the perspective of management that allows investors to view the company through our eyes. This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto. Our aim is to provide a qualitative and quantitative analysis of our financial condition, results of operations, and cash flows, with a particular focus on material events, trends, and uncertainties known to management that are reasonably likely to have a material impact on our future performance.

             This MD&A contains forward-looking statements within the meaning of the federal securities laws. These statements are based on our current beliefs and expectations and are not guarantees of future performance. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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

             We currently operate in three business segments. TalentAlly Network, our primary business segment, includes online professional job seeking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups. Our second business segment consists of the NAPW Network, a women-only professional networking organization. Our third business segment consists of RemoteMore, which connects companies with reliable, cost-efficient software developers.

             While maintaining our legacy operations, we are aggressively expanding into new, unrelated business areas, including the acquisition and monetization of entertainment assets (specifically, musical copyrights) and the exploration of Web 3.0 technologies, such as the tokenization of Real World Assets (“RWA”). This strategic redirection is a material event driven by management’s assessment that our traditional recruitment business faces significant headwinds and that diversification is essential for long-term value creation. However, this strategy carries substantial execution risk, involves entering markets where we have limited operational history, and has fundamentally altered our capital requirements and liquidity profile. The success of this pivot is a primary known uncertainty that is reasonably likely to cause our future operating results and financial condition to differ materially from reported historical information.

Sources of Revenue

             We generate revenue from ((i) recruitment services, (ii) contracted software development, (iii) paid membership subscriptions and related services, and (iv) consumer advertising and consumer marketing solutions. The following table sets forth our revenues from each product as a percentage of total revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Nine Months Ended September 30,
	2025	2024
Revenues:
Membership fees and related services	5.4%	6.6%
Recruitment services	54.8%	67.3%
Contracted software development	39.5%	25.5%
Consumer advertising and marketing solutions	0.3%	0.6%

This shift in revenue mix, with a significant decline in the contribution from our traditional Recruitment Services and a corresponding increase from Contracted Software Development, is a direct reflection of the market trends and strategic shifts discussed in this MD&A.

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

	Nine Months Ended September 30,
	2025	2024
Cost of revenues:
TalentAlly Network	29.5%	41.2%
NAPW Network	0.8%	0.8%
RemoteMore	69.7%	58.0%

             The significant increase in the proportion of our cost of revenue attributable to RemoteMore reflects the change in our revenue mix. The contracted software development business has a fundamentally higher cost of revenue as a percentage of its revenue compared to our legacy recruitment services business.

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$81	$101	$(20)	(19.8)%
Recruitment services	877	1,191	(314)	(26.4)%
Contracted software development	768	390	378	96.9%
Consumer advertising and marketing solutions	6	12	(6)	(50.0)%
Total revenues	$1,732	$1,694	$38	2.2%

Total revenues for the three months ended September 30, 2025, increased approximately $38,000, or 2.2%, to approximately $1,732,000 from approximately $1,694,000 during the same period in the prior year. The increase was predominantly attributable to a approximate $378,000 increase in contracted software development revenue. This increase was partially offset by an approximate $314,000 decrease in recruitment services which was primarily driven by a slowdown in corporate spending on diversity, equity, and inclusion (“DEI”) initiatives. We believe this trend is influenced by a shifting political and legal landscape, including the Supreme Court's 2023 decision on affirmative action and various executive orders and state-level legislation targeting DEI programs, which has caused some companies in both the public and private sectors to pause or re-evaluate their diversity-focused recruitment budgets. Revenue from membership and related services also declined by approximately $20,000.

	Nine Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$263	$337	$(74)	(22.0)%
Recruitment services	2,673	3,440	(767)	(22.3)%
Contracted software development	1,925	1,304	621	47.6%
Consumer advertising and marketing solutions	17	30	(13)	(43.3)%
Total revenues	$4,878	$5,111	$(233)	(4.6)%

Total revenues for the nine months ended September 30, 2025, decreased approximately $233,000, or 4.6%, to approximately $4,878,000 from approximately $5,111,000 during the same period in the prior year. The decrease was predominantly attributable to an approximate $767,000 decrease in recruitment services which was primarily driven by a slowdown in corporate spending on DEI initiatives. We believe this trend is influenced by a shifting political and legal landscape, including the Supreme Court's 2023 decision on affirmative action and various executive orders and state-level legislation targeting DEI programs, which has caused some companies in both the public and private sectors to pause or re-evaluate their diversity-focused recruitment budgets. Revenue from membership and related services also declined by approximately $74,000. These decreases were partially offset by a $621,000 increase in contracted software development revenue.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$883	$1,203	(320)	(26.6)%
NAPW Network	81	101	(20)	(19.8)%
RemoteMore	768	390	378	96.9%
Total revenues	$1,732	$1,694	$38	2.2%

The changes in segment revenues directly correspond to the performance of their primary revenue streams as discussed above. The decrease in the TalentAlly Network segment is due to the decline in recruitment services revenue. The decrease in the NAPW Network segment reflects lower membership fees. The significant growth in the RemoteMore segment is driven by the strong performance of its contracted software development services.

During the three months ended September 30, 2025, our TalentAlly Network generated approximately $883,000 in revenues compared to approximately $1,203,000 in revenues during the three months ended September 30, 2024, a decrease of approximately $320,000, or 26.6%. This decrease is consistent with the broader trend of reduced corporate spending on DEI-focused recruitment services discussed previously.

During the three months ended September 30, 2025, NAPW Network revenues generated approximately $81,000, compared to revenues of approximately $101,000 during the same period in the prior year, a decrease of approximately $20,000, or 19.8%. Management attributes this decline to lower renewal rates and reduced acquisition of new members in a competitive market for professional networking organizations.

During the three months ended September 30, 2025, RemoteMore revenue was approximately $768,000, compared to revenues of approximately $390,000 during the same period in the prior year, an increase of approximately $378,000, or 96.9%. This significant growth is primarily due to increased demand for qualified, remote software developers as companies continue to embrace flexible staffing models to manage costs and access a global talent pool. We have also focused our sales and marketing efforts on this segment, resulting in the acquisition of several new key client contracts during the period.

	Nine Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$2,690	$3,470	(780)	(22.5)%
NAPW Network	263	337	(74)	(22.0)%
RemoteMore	1,925	1,304	621	47.6%
Total revenues	$4,878	$5,111	$(233)	(4.6)%

During the nine months ended September 30, 2025, our TalentAlly Network generated approximately $2,690,000 in revenues compared to approximately $3,470,000 in revenues during the nine months ended September 30, 2024, a decrease of approximately $780,000, or 22.5%.

During the nine months ended September 30, 2025, NAPW Network revenues generated approximately $263,000, compared to revenues of approximately $337,000 during the same period in the prior year, a decrease of approximately $74,000 , or 22.0%.

During the nine months ended September 30, 2025, RemoteMore revenue was approximately $1,925,000, compared to revenues of approximately $1,304,000 during the same period in the prior year, an increase of approximately $621,000, or 47.6%.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$969	$697	$272	39.0%
Sales and marketing	434	634	(200)	(31.5)%
General and administrative	2,650	731	1,919	262.5%
Depreciation and amortization	39	56	(17)	(30.4)%
Total pre-tax cost and expenses:	$4,092	$2,118	$1,974	93.2%

	Nine Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$2,617	$1,976	$641	32.4%
Sales and marketing	1,499	2,236	(737)	(33.0)%
General and administrative	4,203	2,545	1,658	65.1%
Depreciation and amortization	121	163	(42)	(25.8)%
Total cost and expenses:	$8,440	$6,920	$1,520	22.0%

Cost of revenues: Cost of revenues during the three months ended September 30, 2025 was approximately $969,000, an increase of approximately $272,000, or 39.0%, from approximately $697,000 during the same period of the prior year. The increase was predominantly due to an approximate $322,000 increase in RemoteMore's contract costs, which are the fees paid to external developers and are directly correlated with the segment's significant revenue growth. Partially offsetting the increases is a decrease of approximately $36,000 in payroll related costs, and approximately $14,000 in event related costs.

Cost of revenues: Cost of revenues during the nine months ended September 30, 2025 was approximately $2,617,000, an increase of approximately $641,000, or 32.4%, from approximately $1,976,000 during the same period of the prior year. The increase was predominantly due to an approximate $550,000 increase in RemoteMore's contract costs, which are the fees paid to external developers and are directly correlated with the segment's significant revenue growth. and approximately $91,000 increase in labor capitalization expenses.

Sales and marketing expense: Sales and marketing expense during the three months ended September 30, 2025 was approximately $434,000, a decrease of approximately $200,000, or 31.5%, from $634,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $150,000 of reduced payroll and commission related costs and $29,000 reduction in marketing and $21,000 related to consulting and software costs.

Sales and marketing expense: Sales and marketing expense during the nine months ended September 30, 2025 was approximately $1,499,000 a decrease of approximately $737,000, or 33.0%, from $2,236,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $512,000 of reduced payroll and commission related costs and $151,000 reduction in marketing and $74,000 related to consulting and software costs.

General and administrative expense: General and administrative expenses increased by approximately $1,919,000, or 262.5%, to approximately $2,650,000 during the three months ended September 30, 2025, as compared to approximately $731,000 during the same period in the prior year. The significant increase in the third quarter is primarily due to the infrequent expense, a $1,650,000 consulting fee related to services for our new strategic initiative in Real World Asset (RWA) tokenization. This is not an ordinary course operating expense and materially impacted our reported loss from operations for the period. Other contributing factors to the year-to-date increase include higher filing fees and bad debt expenses.

General and administrative expense: General and administrative expenses increased by approximately $1,658,000, or 65.1%, to approximately $4,203,000 during the nine months ended September 30, 2025, as compared to approximately $2,545,000 during the same period in the prior year. The increase in expenses was predominantly due to approximately $1,650,000 consulting fee related to the RWA service and $8,000 in other general and administrative expenses.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended September 30, 2025 was approximately $39,000, a decrease of approximately $17,000 or 30.4%, compared to approximately $56,000 during the same period in the prior year. The decrease was primarily attributable to the amortization of trade name and other intangible assets.

Depreciation and amortization expense: Depreciation and amortization expense during the nine months ended September 30, 2025 was approximately $121,000, a decrease of approximately $42,000 or 25.8%, compared to approximately $163,000 during the same period in the prior year. The decrease was primarily attributable to the amortization of trade name and other intangible assets.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)

TalentAlly Network	$888	$1,110	$(222)	(20.0)%
NAPW Network	126	140	(14)	(10.0)%
RemoteMore	861	463	398	86.0%
Corporate Overhead	2,217	405	1,812	447.4%
Total costs and expenses:	$4,092	$2,118	$1,974	93.2%

	Nine Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$2,786	$3,613	$(827)	(22.9)%
NAPW Network	367	458	$(91)	(19.9)%
RemoteMore	2,202	1,551	$651	42.0%
Corporate Overhead	3,085	1,298	$1,787	137.7%
Total costs and expenses:	$8,440	$6,920	$1,520	22.0%

For the three months ended September 30, 2025, costs and expenses related to our TalentAlly Network segment decreased by approximately $222,000, or 20.0%, as compared to the same period in the prior year. The decrease is primarily a result of reductions of approximately $189,000 in payroll related costs, approximately $26,000 in sales and marketing costs, approximately $47,000 in revenue sharing costs, and approximately $25,000 in third party software related to sales. Partially offsetting the decreases is an increase of approximately $57,000 in bad debt expenses, and approximately $8,000 in general and administrative costs.

For the nine months ended September 30, 2025, costs and expenses related to our TalentAlly Network segment decreased by approximately $827,000, or 22.9%, as compared to the same period in the prior year. The decrease is primarily a result of reductions of approximately $630,000 in payroll related costs, approximately $135,000 in sales and marketing costs, approximately $64,000 in revenue sharing costs, and approximately $50,000 in third party software related to sales. Partially offsetting the decreases is an increase of approximately $48,000 in bad debt expenses, and approximately $4,000 in general and administrative costs.

For the three months ended September 30, 2025, costs and expenses related to the NAPW Network decreased by approximately $14,000, or 10.0%, as compared to the same period in the prior year. The decrease is predominantly due to a reduction in approximately $19,000 in depreciation. Partially offsetting the decreases is an increase of approximately $5,000 in general and administrative costs.

For the nine months ended September 30, 2025, costs and expenses related to the NAPW Network decreased by approximately $91,000, or 19.9%, as compared to the same period in the prior year. The decrease is predominantly due to a reduction in approximately $57,000 in depreciation and amortization costs, and approximately $34,000 in general and administrative costs.

For the three months ended September 30, 2025, cost and expenses related to RemoteMore increased by approximately $398,000, or 86.0%, as compared to the same period in the prior year, predominantly due to an increase approximately $322,000 in costs of sales, $50,000 in bad debt expense and approximately $26,000 in general and administrative costs.

For the nine months ended September 30, 2025, cost and expenses related to RemoteMore increased by approximately $651,000, or 42.0%, as compared to the same period in the prior year, predominantly due to an increase approximately $550,000 in costs of sales, $42,000 in bad debt expense and approximately $59,000 in general and administrative costs.

For the three months ended September 30, 2025, costs and expenses related to Corporate Overhead increased by approximately $1,812,000, or 447.4%, as compared to the same period in the prior year. The increase is predominantly due to approximately $1,650,000 consulting fee related to the RWA service, approximately $110,000 in filing fees, approximately $32,000 in legal costs, and approximately $20,000 in other general and administrative expenses.

For the nine months ended September 30, 2025, costs and expenses related to Corporate Overhead increased by approximately $1,787,000, or 137.7%, as compared to the same period in the prior year. The increase is predominantly due to approximately $1,650,000 consulting fee related to the RWA service, approximately $134,000 in filing fees, and approximately $3,000 in other general and administrative expenses.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$-	$-	$-	0.0%

	Nine Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$-	$6	$(6)	(100.0)%

During the three months ended September 30, 2025 and 2024, we recorded an income tax expense of approximately $0 and an income tax expense of approximately $0, respectively.

During the nine months ended September 30, 2025 and 2024, we recorded an income tax expense of approximately $0 and an income tax expense of approximately $6,000, respectively.

Net loss from Continuing Operations, Net of Tax

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$(16)	$93	$(109)	(117.2)%
NAPW Network	(45)	(39)	(6)	(15.4)%
RemoteMore	(97)	(71)	(26)	(36.6)%
Corporate Overhead	(2,217)	(405)	(1,812)	(447.4)%
Consolidated net loss from continuing operations, net of tax	$(2,375)	$(422)	$(1,953)	(462.8)%

	Nine Months Ended September 30,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$(146)	$(146)	$-	0.0%
NAPW Network	(103)	(123)	20	16.3%
RemoteMore	(274)	(248)	(26)	(10.5)%
Corporate Overhead	(3,085)	(1,298)	(1,787)	(137.7)%
Consolidated net loss from continuing operations, net of tax	$(3,608)	$(1,815)	$(1,793)	(98.8)%

Consolidated Net Loss from Continuing Operations, Net of Tax. As the result of the factors discussed above, during the three months ended September 30, 2025, we incurred a net loss from continuing operations of approximately $2,375,000, a increase in the net loss of approximately $1,953,000, compared to a net loss of approximately $422,000 during the three months ended September 30, 2024. As the result of the factors discussed above, during the nine months ended September 30, 2025, we incurred a net loss from continuing operations of approximately $3,608,000, a increase in the net loss of approximately $1,793,000, compared to a net loss of approximately $1,815,000 during the nine months ended September 30, 2024.

Liquidity and Capital Resources

Our analysis of liquidity and capital resources is critical for understanding the material risks and uncertainties affecting our financial condition. As disclosed in Note 2 to the consolidated financial statements, our recurring losses from operations, negative cash flow from operating activities, and working capital deficiency raise substantial doubt about our ability to continue as a going concern.

The following table summarizes our liquidity and capital resources as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$265	$1,731
Working deficiency from continuing operations	$(2,128)	$271

            Our principal sources of liquidity are our cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any. As of September 30, 2025, we had cash and cash equivalents of approximately $265,000 compared to cash and cash equivalents of approximately $1,731,000 at December 31, 2024. Our working capital has shifted from $271,000 at December 31, 2024 to a working capital deficit of approximately $2,128,000 at September 30, 2025. We had an accumulated deficit of approximately $105,970,000 at September 30, 2025.

The significant decrease in our cash and cash equivalents and working capital during the first nine months of 2025 was primarily due to cash used in operating activities of $3,496,000 and a strategic investment of approximately $1.3 million in AI Geometric Ltd. These factors, combined with our history of recurring losses from operations, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our cash and cash equivalents at September 30, 2025 and cash flow from operations may not be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2025, without the need to increase revenues, or raise capital by the issuance of common stock, including through our line of equity or private placements. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. This requirement is significantly amplified by our commitment to complete the acquisition of musical compositions from High Wave Corp for a total consideration of $10,000,000, with payments due by November 30, 2025, as described in Note 16. Our ability to fulfill this and other obligations is entirely dependent on our success in raising substantial additional capital through the financing activities described herein or other alternatives. There is no assurance that such financing will be available on acceptable terms, or at all.

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

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash provided by (used in) continued operations
Operating activities	$(3,496)	$(1,324)
Investing activities	(4,204)	(202)
Financing activities	6,234	1,032
Net increase (decrease) in cash and cash equivalents	$(1,466)	$(494)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of September 30, 2025 and December 31, 2024, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2025, was approximately $3,496,000. We had a net loss from continuing operations of approximately $3,608,000 during the nine months ended September 30, 2025, which included stock-based compensation expense of approximately $40,000, depreciation and amortization expense of approximately $121,000, provision for doubtful accounts of approximately $95,000, unrealized loss on investment of approximately $44,000, and noncash lease expense of $69,000. Changes in operating assets and liabilities used approximately $256,000 of cash during the nine months ended September 30, 2025.

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2024, was approximately $1,324,000. We had a net loss from continuing operations of approximately $1,815,000 during the nine months ended September 30, 2024, which included stock-based compensation expense of approximately $138,000, depreciation and amortization expense of approximately $163,000, provision for doubtful accounts of approximately $4,000, and noncash lease expense of $69,000. Changes in operating assets and liabilities provided approximately $115,000 of cash during the nine months ended September 30, 2024.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025, was approximately $4,204,000 which is primary related to the investment in 13% of AI Geometric Ltd's outstanding shares and the purchase of intangible assets.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2024, was approximately $202,000, which consisted of investments in developed technology and computer equipment purchases.

Net Cash Provided by Financing Activities

Net cash provided in financing activities during the nine months ended September 30, 2025, was approximately $6,234,000 representing the proceeds from the sale of common stock and proceeds from short-term debt.

Net cash provided in financing activities during the nine months ended September 30, 2024 was approximately $1,032,000 representing the proceeds from the sale of common stock and proceeds from minority partners.

Our material cash requirements for the next 12 months consist of funding our operating losses, servicing any debt, and, most critically, fulfilling the remaining payment obligations under the High Wave Corp agreement. The certainty of our cash flows from outside sources is low, as future financing is not guaranteed and may not be available on terms acceptable to us, if at all. Failure to secure sufficient additional capital in a timely manner will have a material adverse effect on our business and would likely force us to default on our obligations and scale back or cease operations.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Loss from Continuing Operations, net of tax	$(2,375)	$(422)
Stock-based compensation	18	28
Loss attributable to noncontrolling interest	17	17
Depreciation and amortization	39	56
Other (expense) income, net	15	(2)
Income tax expense (benefit)	-	-
Adjusted EBITDA	$(2,286)	$(323)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Loss from Continuing Operations	$(3,608)	$(1,815)
Stock-based compensation	40	138
Loss attributable to noncontrolling interest	52	65
Depreciation and amortization	121	163
Other (expense) income, net	46	-
Income tax expense (benefit)	-	6
Adjusted EBITDA	$(3,349)	$(1,443)

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

Revenue Concentration

We are in an alliance with another company to build, host, and manage some of our job boards and website. This alliance member also sells two of our recruitment services products and bills customers, collects fees, and provides customer services. For the nine months ended September 30, 2025 and 2024, we recorded approximately 1% and 6% of our recruitment services revenue from this alliance sales relationship. In 2024, we transitioned the management of these job boards and website operations in-house.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2025, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our third quarter of fiscal 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we are subject to the following new and updated material risks. You should carefully consider these risks, in addition to the other information in this report and our other filings with the SEC.

Risks Related to Our Financial Condition and Ability to Continue as a Going Concern

We have a history of operating losses and negative cash flows, and our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

We have a history of incurring net losses and have not demonstrated sustained profitability. For the fiscal year ended December 31, 2024, we recorded a net loss from continuing operations of approximately $2.4 million, following a net loss of $4.5 million for the year ended December 31, 2023. Our revenues have also declined, decreasing from $7.7 million in 2023 to $6.7 million in 2024. Furthermore, our operations consumed approximately $2.5 million in cash during the year ended December 31, 2024.

As a direct result of our recurring losses and negative cash flows, our independent registered public accounting firm included an explanatory paragraph in its audit report for the fiscal year ended December 31, 2024, expressing substantial doubt about our ability to continue as a going concern. A “going concern” qualification can negatively impact our credibility with investors, customers, and suppliers. It may significantly hinder our ability to obtain new financing on favorable terms, or at all, and could lead to difficulties in securing trade credit, which would further constrain our operations and our ability to execute our business plan.

We have entered into a significant capital commitment for the acquisition of musical copyrights, which creates a severe and near-term liquidity risk that could jeopardize our operations.

On September 3, 2025, we entered into a Copyright Transfer Agreement to acquire a portfolio of 40 musical copyrights for a total purchase price of $10.0 million. This agreement imposes substantial and non-cancellable payment obligations over a very compressed timeframe in late 2025.

Given our limited cash reserves and history of negative cash flow, meeting these payment obligations presents an extreme and immediate challenge to our liquidity. A failure to make any of these payments on time would constitute a breach of the agreement, potentially resulting in financial penalties (as stipulated in the agreement), termination of the contract, and the loss of any funds already paid. Our ability to make these payments is entirely dependent on our ability to raise a significant amount of capital in the very near future. If we are unable to secure the necessary funds to meet these obligations, we will face a severe liquidity crisis that could force us to default on the agreement and could materially and adversely affect our financial condition and ability to operate.

Our ability to fund our operations and strategic initiatives is dependent on raising additional capital, and we may not achieve or sustain profitability in the future.

Our recurring losses, negative cash flow, and the substantial near-term liabilities from the copyright acquisition agreement necessitate that we secure additional financing to continue operations and fund our new strategic direction. Our future financial viability depends on our ability to raise capital through equity or debt financings, enter into a strategic merger or acquisition, or generate sufficient revenue to achieve positive cash flow.

There is no assurance that we will be successful in obtaining the required financing on acceptable terms, or at all. The capital markets may be unwilling to provide funding to a company with our financial history and the "going concern" qualification from our auditors. If we are unable to raise sufficient capital, we may be forced to significantly delay, scale back, or even cease our operations, including our new strategic pivot into music copyrights. Even if we do secure financing, it may be on terms that are highly dilutive to our existing stockholders. Ultimately, despite our best efforts, we may never achieve or sustain profitability or positive cash flow, which could result in you losing all or part of your investment.

Risks Related to Our New Business Strategy

We are pursuing a new business strategy by investing in music copyrights and Web 3.0 technologies, areas in which we have limited or no prior operating history. This strategy is unproven and may not be successful.

We are undertaking a significant strategic pivot by pursuing growth through investments in music copyrights and Web 3.0 technologies. This is a fundamental shift from our historical business of operating online professional diversity networks. We have limited or no operating history, management experience, or industry knowledge in these new sectors. This unproven strategy carries a high degree of uncertainty and risk of failure. Entering markets in which we are not familiar may lead to:

●	Diversion of management’s attention from our existing business, potentially causing its performance to decline.
●	An inability to apply our existing expertise, technology, or brand recognition to these new ventures.
●	Facing intense competition from established, well-resourced companies with deep experience in these markets.
●	Making poor investment decisions due to a lack of understanding of market dynamics, regulatory environments, and monetization models.

If this new business strategy is not successful, we could suffer significant investment losses, which would further harm our financial condition and could damage investor confidence in our management and future prospects.

The valuation and future monetization of intangible assets like musical copyrights and Web 3.0 technologies are speculative and subject to significant uncertainty.

The core of our new strategy involves investing in intangible assets whose intrinsic worth is difficult to determine and whose future value and ability to generate revenue are highly speculative.

The value of musical copyrights is dependent on numerous unpredictable factors, including shifting public tastes, the royalty rates paid by streaming platforms, the risk of digital piracy, and the long-term popularity of artists. Valuation methodologies for copyrights are complex and subjective, and we may overpay for these assets. Furthermore, successfully monetizing these copyrights through licensing, synchronization, or other means requires specialized industry knowledge and networks that we do not currently possess.

The Web 3.0 sector, including blockchain, decentralized applications, and related technologies, is still in its early stages of development. The industry is characterized by rapid technological change, unproven business models, and an uncertain regulatory framework. Investments in Web 3.0 projects are subject to numerous risks, including technological failure, lack of market adoption, security vulnerabilities such as hacking, and the potential for future restrictive regulations. The value of these assets is extremely volatile, and there is no assurance that we will realize any return on these investments; we could lose our entire investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1	Pre-Paid Purchase #1, dated September 5, 2025, by and between Professional Diversity Network, Inc., Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with SEC on September 5, 2025)

10.1	Securities Purchase Agreement by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on November 20, 2024)

10.2	Placement Agency Agreement, dated November 18, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on November 20, 2024)

10.3	Profit Participation Agreement, dated December 5, 2024 between the Company and Koala Malta Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on December 10, 2024)

10.4	Stock Purchase Agreement, dated December 19, 2024 between the Company and Aurous Vertex Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on December 23, 2024)

10.5	Stock Purchase Agreement, dated January 26, 2025 between the Company and AI Geometric Ltd (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on January 30, 2025)

10.6	Stock Purchase Agreement, dated February 25, 2025 between the Company and Boris Krastev Ventures UG (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on March 3, 2025)

10.7	Warrant Exchange Agreement, dated June 30, 2025 between the Company and Certain Holder (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on July 1, 2025)

10.8	Convertible Note Purchase Agreements, dated July 7, 2025 and July 9, 2025 between the Company and two non-affiliated accredited investors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on July 11, 2025)

10.9	Convertible Promissory Notes, dated July 7, 2025 and July 9, 2025 between the Company and two non-affiliated accredited investors (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on July 11, 2025)

10.10	Employment Agreement, dated July 22, 2025, by and between Professional Diversity Network, Inc. and Xun Wu (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on July 23, 2025)

10.11	Independent Director Service Agreement, dated July 22, 2025, by and between Professional Diversity Network, Inc. and Haixia Lu (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on July 23, 2025)

10.12	Form of Director and Executive Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with SEC on July 23, 2025)

10.13	Employment Agreement, dated August 8, 2025, by and between Professional Diversity Network, Inc. and Yiran Gu (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on August 11, 2025)

10.14	Form of Director and Executive Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on August 11, 2025)

10.15

Securities Purchase Agreement, dated September 5, 2025, by and between Professional Diversity Network, Inc., Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on September 5, 2025)

10.16	Copyright Transfer Agreement, dated September 12, 2025, by and between Professional Diversity Network, Inc., Inc. and Streams Ohio Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on September 17, 2025)

10.17	Consulting Agreement, dated September 12, 2025, by and between Professional Diversity Network, Inc., Inc. and B&W Capital Group LLC. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on September 17, 2025)

10.18	Copyright Transfer Agreement, dated September 3, 2025, by and between Professional Diversity Network, Inc., Inc. and High Wave Corp

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: November 14, 2025	By:	/s/ Yiran Gu
	Name:	Yiran Gu
	Title:	Chief Financial Officer