Form 10-K
period 2025-12-31
Professional Diversity Network, Inc.
filed 2026-03-31
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5,303,406 (based on the price at which the common shares were last sold as reported on the NASDAQ Capital Market on such date).

There were 10,244,785 shares outstanding of the Registrant’s common stock as of March 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the Registrant’s fiscal year ended December 31, 2025.

true

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-K

FOR THE YEAR ENDED December 31, 2025

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

On March 7, 2025, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation in order to implement a 10-for-1 reverse stock split, through which each ten shares of common stock, par value $0.01 per share, issued and outstanding were combined and changed into one share of common stock, par value $0.01 per share (“Common Stock”), effective March 13, 2025. All share amounts and share prices in this annual report on Form 10-K have been adjusted to give effect to the reverse stock split.

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

During fiscal year 2025, the Company initiated a strategic transformation to expand beyond its traditional online professional networking and talent marketplace operations and into Web3.0, copyrights, digital asset, and real-world asset (“RWA”) platform initiatives. This transformation reflects management’s objective to diversify revenue streams, integrate emerging technologies, and position the Company within blockchain-enabled digital ecosystems, particularly in Asia-Pacific markets.

PDN is a holding company and operates three business units:

●	TalentAlly, LLC is 100% owned and operated by PDN;
●	NAPW, Inc. is 100% owned and operated by PDN; and
●	RemoteMore USA, Inc. is 84.6% owned by PDN.

              In 2025, we established a wholly owned subsidiary in Tokyo, Japan. The subsidiary is not currently a material contributor to our revenues, and its operations remain in development.

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

We believe in maintaining a supportive and inclusive culture that values everyone’s talents, life experiences and backgrounds.

●	We are proud of the strength and diversity within our Board of Directors, comprised of 29% female directors and 86% of directors who are non-white as of December 31, 2025; and
●	Our Senior Management team is comprised of 29% female members and 71% non-white males.

The following table depicts a breakdown of the ethnicity of our full-time and part-time employees as of December 31, 2025:
Ethnicity	Female	Male	Total
Asian (not Hispanic or Latino)	4	5	9
Black or African American (not Hispanic or Latino)	-	1	1
Hispanic or Latino	2	3	5
White (not Hispanic or Latino)	13	6	19
Total	19	15	34

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

In 2025, we began evaluating and pursuing certain initiatives relating to Web3.0 technologies, copyrights, digital assets, and RWA tokenization. These activities represent an expansion beyond our historical professional networking and recruitment platform operations. As of December 31, 2025, these initiatives remain in early stages of development, and we have not generated material revenue from such activities.

In 2025, we established a wholly owned subsidiary in Tokyo, Japan. The subsidiary is intended to support our evaluation and development of Web3.0 and entertainment-related initiatives in Asia. The subsidiary is not currently a material contributor to our revenues, and its operations remain in development.

We cannot assure that our Web3.0, copyrights, digital asset, or real-world asset initiatives will result in commercially viable products or services, generate material revenues, or achieve regulatory approval where required. These initiatives may require significant management attention and financial resources and may be subject to evolving regulatory frameworks in multiple jurisdictions.

Our strategy encompasses the following key elements:

●	Grow and diversify our member and client base;
●	Improve branding and brand awareness;
●	Utilize social media to effectively engage with the community;
●	Maximize revenue through synergies among the segments;
●	Launch new products and services;
●	Explore opportunities in Web3.0, digital asset, and RWA initiatives as a potential long-term diversification strategy;
●	Explore entertainment-related intellectual property assets as part of its real-world asset tokenization strategy;
●	Streamline infrastructure to capture efficiency; and
●

Continue to expand in diversity recruitment by growing our core offerings of recruitment advertising, Office of Federal Contract Compliance Programs (OFCCP) compliance offerings and our placement services.

We remain interested in pursuing acquisition and/or development opportunities that would increase returns of capital to our shareholders, such as our purchase of Expo Experts LLC and the purchase of an additional equity stake in RemoteMore USA, Inc. (as further described below). The timing, size, success and associated potential future capital commitments related to such opportunities are unknown at this time. Accordingly, a material acceleration of our growth strategy could require us to obtain additional capital through debt and/or equity financings. There can be no assurance that adequate debt and equity financing will be available on satisfactory terms.

Industry Overview

The diversity recruitment market is highly fragmented and is characterized by the following trends:

●

Regulatory Landscape on Diversity and Inclusion: Key Shifts and Legal Impacts. The regulatory environment surrounding diversity and inclusion in the workplace has evolved significantly through key government actions. In August 2011, President Obama signed Executive Order 13583 to promote diversity and inclusion within the federal workforce, requiring companies seeking federal contracts to demonstrate workforce diversity. Simultaneously, the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010 mandated that U.S. financial agencies create Offices of Minority and Women Inclusion (OMWI) to oversee diversity in management, employment, and contracting activities. However, under President Trump, an executive order was issued to terminate certain DEI programs, including those related to diversity, equity, and inclusion, within federal agencies and contracting. Despite this, the Dodd-Frank Act’s requirement for OMWIs remained unaffected, as Trump’s order included a provision preserving the authority granted by law to agencies, thus ensuring that OMWIs continued to operate in financial sectors. Notably, while the SEC removed its DEI page in January 2024, its OMWI page remains intact, highlighting that the legal obligations for diversity in federal financial agencies remain in place despite broader political shifts. In 2026, pressures opposing DEI initiatives remain pronounced, with numerous organizations scaling back explicit diversity objectives and prioritizing merit-based recruitment. Nevertheless, federal enforcement continues to emphasize fairness and compliance rather than prohibiting DEI programs outright. While certain DEI initiatives have faced challenges for allegedly excluding specific groups, regulatory guidance underscores the importance of lawful and inclusive implementation. Overall, employers are tasked with balancing diversity objectives with legal compliance, prioritizing equity and a culture of belonging over rigid identity-based quotas.

●

Growing Ethnic Diversity of the U.S. Population and Labor Force. The demographic landscape of the United States continues to evolve, with significant shifts in the racial and ethnic composition of both the general population and the labor force. These changes underscore the importance of inclusive recruitment practices to effectively engage a diverse talent pool. As of January 1, 2025, the U.S. population reached approximately 341.1 million, reflecting a 0.78% increase from the previous year. The U.S. Census Bureau projects that by 2060, the Hispanic population will constitute about 30.6% of the total U.S. population, up from 19.1% in 2020. The African American population is expected to increase from 13.4% in 2020 to 14.7% in 2060, and the Asian American population from 5.9% to 8.5% over the same period. In 2023, the civilian labor force comprised approximately 161 million individuals aged 16 and older. Women represented about 47% of this workforce. White individuals made up 76% of the labor force in 2023, while Black or African American individuals constituted 13%, and Asian individuals accounted for 7%. According to a January 2026 Congressional Budget Office (CBO) report, the total U.S. population is expected to reach approximately 349 million in 2026, with continued demographic shifts toward a larger share of Hispanic and Asian residents in the adult labor pool. These demographic trends highlight the increasing representation of various racial and ethnic groups within the U.S. population and labor force. Employers are encouraged to adopt inclusive recruitment strategies to attract and retain talent from this diverse and growing pool.

●

Demographic Trend Toward Women’s Career Advancement. According to the U.S. Bureau of Labor Statistics, the number of women in the labor force in 2021 was approximately 75.7 million and is expected to increase to 77.2 million by 2024. Women accounted for 51.8% of all workers employed in management, professional, and related occupations in 2023, somewhat more than their share of total employment (46.9%). The share of women in specific occupations within this large category varied. For example, 30.6% of chief executives and 39.5% of lawyers were women, all increases from 2022, whereas 87.4% of registered nurses, 78.6% of elementary and middle school teachers, 57.0% of accountants and auditors, and 20.2% of software developers were women. The participation and advancement of women in the U.S. labor force have seen notable changes in recent years. As of January 2025, approximately 79 million women were active in the labor force, surpassing pre-pandemic levels by nearly 2 million. However, the labor force participation rate for women was 57.5% in January 2025, slightly below the pre-pandemic rate of 58.0% in February 2020. In 2023, women held 51.8% of professional occupations, exceeding their overall employment share of 47.1%.

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

●

Rising Spending Power of Diverse Population. PDN segments are focused on providing professional enhancement tools to diverse Americans including women. We believe diverse professionals are underserved and represent a very strong opportunity to enhance our shareholders’ value. The Selig Center for Economic Growth, using data provided by the U.S. Census Bureau, the U.S. Bureau of Economic Analysis and other sources, estimates the nation’s total buying power (defined as total income after taxes) reached $13.9 trillion in 2016 and grew to $17.5 trillion by 2020 with minority groups making the fastest gains. For example, between 2010 and 2020, Asian-American buying power grew by 111% to $1.3 trillion; the buying power for those of Hispanic ethnicity grew by 87% to $1.9 trillion, Native American buying power grew by 67% to $140 billion, and African American buying power grew by 61% to $1.6 trillion. According to the University of Georgia’s Selig Center for Economic Growth, the combined buying power of African American, Asian American, and Native American consumers represents nearly 17.5% of the total U.S. buying power in 2023, signifying a significant increase compared to previous years, with this group controlling almost $1 out of every $5.75 spent in the country.

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

In 2025, our TalentAlly Network, NAPW Network and RemoteMore business units represented approximately 53%, 5%, and  42% of our gross revenues, respectively.

In addition to our three operating segments, during 2025 we began exploring certain initiatives relating to copyrights, Web3.0 technologies and digital assets. These initiatives are currently in development and are not operated as a separate reportable segment.

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

              We offer employers of all sizes seeking to expand their talent, and to third-party recruiters (i) real-time solutions that deliver qualified talent from a large pool of candidates, (ii) advertising and promotion of their job opportunities to our networks, and (iii) assistance with posting their job opportunities to career agencies in a manner compliant with the regulations and requirements of the Equal Employment Opportunity OFCCP, including those of state and local governments. Our recruitment advertising solutions promote hiring and retention success by providing job seekers with information that we believe allows them to look beyond a corporate brand, deeper into employers’ core values. We use sophisticated technology to deliver recruitment advertising using internet banner ads and email marketing targeted by geography and occupation, based upon data from our audiences’ profiles and job searches on our websites. As of December 31, 2025, we had approximately 200 enterprise companies and 422 total customers utilizing our products and services.

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

RemoteMore USA

RemoteMore USA is an innovative, global entity that provides remote-hiring marketplace services for software developers and companies. Companies are connected with reliable, cost-efficient, vetted developers, and software developers are empowered to find meaningful jobs regardless of their location.  As of December 31, 2025, we owned an approximate 84.6% interest in RemoteMore USA.

Web3.0 Initiatives

              During 2025, we began evaluating potential business opportunities involving blockchain-based technologies and digital assets. These efforts include exploring the potential use of digital utility tokens within third-party platform ecosystems and assessing opportunities related to RWA tokenization, including certain entertainment-related copyright assets we have acquired.

              To support these exploratory efforts, we established a wholly owned subsidiary in Tokyo, Japan in 2025 (the “Japan Subsidiary”). The Japan Subsidiary is intended to assist with business development activities and potential partnerships in Asia relating to these initiatives.

              As of December 31, 2025, our Web3.0 initiatives remain in early stages of development. We have not generated material revenue from these activities. The scope, regulatory considerations, and commercial viability of these initiatives remain uncertain, and we may determine to modify, scale back, or discontinue these efforts.

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

Operations: Geography

Our headquarters is located in Chicago, Illinois, and houses our key executives, as well as many of our customer support, marketing and IT personnel.

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

Competition

We face significant competition in all aspects of our business. Specifically, with respect to our members and our recruitment consumer advertising and marketing solutions, we compete with existing general market online professional networking websites, such as LinkedIn, Indeed, and Zip Recruiter, as well as ethnic minority focused social networking websites, such as Diversityjobs.com, Workplacediversity.com, and other companies such as Facebook, Google, Microsoft and Twitter that are developing or could develop competing solutions. We also generally compete with online and offline enterprises, including newspapers, television and direct mail marketers that generate revenue from recruiters, advertisers and marketers, and professional organizations. With respect to our hiring solutions, we also compete with traditional online recruiting companies such as Career Builder, talent management companies such as Taleo, and traditional recruiting firms.

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

Employees

As of December 31, 2025, we had a total of 34 employees; 30 were full-time employees in various United States locations. We also regularly engage independent contractors to perform various services. As of December 31, 2025, we engaged 4 independent contractors. None of our employees are covered by a collective bargaining agreement. We believe that we have good relationships with our employees.

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

We recorded a net loss from continuing operations before interest and tax of approximately $6.4 million for the year ended December 31, 2025, and $2.4 million for the year ended December 31, 2024. Our revenues decreased from $6.7 million during 2024 to $6.5 million during 2025, and our costs and expenses increased from $9.1 million during 2024, to $13.0 million during 2025. In addition, we used approximately $2.1 million in cash flow from continuing operations during the year ended December 31, 2025. Our independent registered public accounting firm has included in its audit report for the year ended December 31, 2025, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We will need to continue to increase revenues, reduce our corporate operating expenses, raise capital through the issuance of shares of Common Stock or enter into a strategic merger or acquisition, to achieve profitability and positive cash flow from operations. Despite our efforts, we may not achieve profitability or positive cash flow in the future, and even if we do, we may not be able to sustain being profitable.

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

Our recent expansion into digital assets and intellectual property investments represents a shift from our historical business and may not be successful.

              Beginning in 2025, we expanded beyond our historical professional networking, recruitment, and remote staffing operations to invest in musical works copyrights and digital assets and to explore certain Web3.0-related initiatives. These activities differ significantly from the businesses that have historically generated substantially all of our revenues.

              This strategic expansion may not be successful. We have limited operating experience in these new areas, and these initiatives may not generate meaningful revenue or positive returns on investment. The markets for digital assets and intellectual property monetization are highly competitive, rapidly evolving, and subject to significant market volatility and regulatory uncertainty. If these new initiatives do not perform as expected, we may not recover our investments and could be required to recognize material impairment charges, which would adversely affect our financial condition and results of operations.

              In addition, pursuing these initiatives requires significant management attention and financial resources that could otherwise be focused on our established operating segments. If the expansion of our business into these new areas is unsuccessful, our business, financial condition, and results of operations could be materially and adversely affected.

Investment in musical works copyrights may not generate expected returns and could result in impairment charges.

              We have invested, and may continue to invest, significant capital in the acquisition of musical works copyrights. As of December 31, 2025, we had invested approximately $7.0 million in musical works copyrights and had committed to additional payments under certain copyright acquisition agreements.

              On September 3, 2025, we entered into a copyright transfer agreement with High Wave Corp, a corporation incorporated in New York and a non-affiliated accredited investor, pursuant to which we agreed to acquire forty (40) original musical works for total consideration of $10,000,000, payable in four installments between October 15, 2025 and November 30, 2025, with ownership of each batch transferring upon payment. As of December 31, 2025, we had paid $3,700,000 under this agreement. On December 16, 2025, the Company entered into an amendment to the copyright transfer agreement (the “First Amendment to High Wave Copyright Transfer Agreement”), pursuant to which the Company retained the right, but not the obligation, to purchase the remaining twenty-five (25) musical works for total consideration of $6,300,000. If the Company elects to proceed with such purchase, the Company and High Wave will mutually agree on the delivery schedule and payment terms for the remaining works.

              On September 12, 2025, we entered into the Copyright Agreement with Streams Ohio, a non-affiliated accredited investor. Pursuant to the Streams Ohio Copyright Agreement, the Company agreed to acquire eight (8) original musical works from the Streams Ohio. Under the terms of the Streams Ohio Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, or a combination thereof. The Board approved payment of the consideration through the issuance of 556,000 shares of Common Stock (the “Copyright Shares”), with an aggregate value of approximately $1,629,080, based on the closing price of $2.93 per share on September 12, 2025, subject to the limitations of the Nasdaq Listing Rule 5635. The Copyright Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The Streams Ohio Copyright Agreement contains customary representations, warranties, and covenants.

              On November 24, 2025, we entered into a copyright transfer agreement with Shohan Event Organizers Co., L.L.C. , a non-affiliated accredited investor. Pursuant to the Copyright Agreement, the Company agreed to acquire five (5) original musical works from the Copyright Seller. Under the terms of the Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.01 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 927,600 shares of Common Stock, with an aggregate value of approximately $1,604,748, based on the closing price of $1.73 per share on November 24, 2025, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Copyright Shares will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

              The value of these assets and the returns we expect to generate from them depend on the continued commercial success, licensing demand, and audience engagement of the underlying musical compositions. Royalty income derived from musical works is inherently uncertain and may fluctuate significantly due to factors outside of our control, including changes in consumer preferences, streaming and distribution economics, pricing models adopted by digital service providers, competitive content, technological developments, changes in intellectual property laws or regulations, and general economic conditions.

              Royalty collections depend on third-party publishers, administrators, performing rights organizations, digital platforms, and other intermediaries, over which we have limited control. Any failure by such parties to accurately track usage, collect royalties, or remit payments in a timely manner could adversely affect our revenues and cash flows. Musical works copyrights are intangible assets subject to periodic impairment testing under applicable accounting standards. If the actual or projected cash flows generated by these assets decline, if discount rates increase, or if market conditions deteriorate, we may be required to recognize impairment charges. Any such impairment could be material and would adversely affect our financial condition and results of operations.

              Accordingly, our investments in musical works copyrights may not generate the anticipated returns, and we may not recover the full amount of our investment.

Our investment in DTT Tokens is speculative and may result in material losses and stockholder dilution.

              On December 17, 2025, we acquired 25,937,800 native utility digital tokens issued by DeeptradeX.ai, an Australian-based digital asset trading platform, for aggregate consideration of $2,593,780. The board of directors of the Company approved payment of the consideration through the issuance of 1,358,000 shares of Common Stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC and the shares were issued on January 2, 2026. The DTT Tokens are intended solely for use on the issuer’s Web3.0 platform and do not provide equity ownership, debt, governance, dividend, or profit-sharing rights. The value of the tokens depends on market adoption of the issuer’s platform, overall digital asset market conditions, regulatory developments, and technological factors, all of which are highly uncertain and subject to significant volatility. We do not control the issuer’s operations, and any failure of the platform to achieve adoption or comply with evolving regulations could materially reduce the value of the tokens. In addition, digital assets are subject to limited liquidity, cybersecurity risks, and evolving accounting treatment, and we may be required to record impairment charges if the value of the tokens declines. The issuance of shares as consideration for this transaction resulted in dilution to existing stockholders and may adversely affect the market price of our Common Stock.

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

We are highly dependent on our management and other key employees. The skills, knowledge and experience of our management team, are critical to the growth of our business. In particular, Mr. Xun Wu our Chief Executive Officer, provides significant leadership in every aspect of our business operations and strategic direction. Mr. Wu is supported by a talented group of knowledgeable executives in business operations, sales and marketing, and information technology including Bella Gu, our Chief Financial Officer, Russell Esquivel, Jr., our Chief Revenue Officer, and Chad Hoersten, our Chief Technology Officer. Our future performance will be dependent upon the continued successful service of members of our management and key employees. We do not maintain life insurance for any of the members of our management team or other key personnel. Competition for management in our industry is intense, and although we have entered into employment agreements with certain members of our management team, we may not be able to retain our management and key personnel or attract and retain new management and key personnel in the future, which could materially and adversely affect our business, results of operations and financial conditions.

We use artificial intelligence (“AI”) technologies in our platform and the use of AI technologies presents unique risks and uncertainties to our business, results of operations and financial condition.

We have incorporated AI technologies into our platform since 2024 to enhance functionality and increase engagement among employers and job seekers. The use of AI presents significant risks and uncertainties.

AI technologies are inherently complex and may produce inaccurate, unreliable, biased, or otherwise inappropriate outputs. If the AI-enabled features of our platform generate incorrect feedback, discriminatory responses, or other flawed results, user trust and confidence in our services could be diminished, which could harm our reputation and adversely affect our business. Because our platform relates to employment and career development, the use of AI in this context may subject us to heightened scrutiny from users, regulators, and other third parties, including with respect to fairness, transparency, and compliance with applicable employment laws.

The legal and regulatory framework governing AI technologies is rapidly evolving and remains uncertain. Existing and emerging federal, state, and international laws and regulations—including those relating to automated decision-making, employment practices, data protection, algorithmic accountability, and consumer protection—may impose new or additional obligations on the use of AI. Such requirements may increase our compliance costs and administrative burdens and may require us or our third-party partners to modify, limit, delay, or discontinue certain AI-enabled features or services.

Any failure, or perceived failure, to comply with applicable laws, regulations, or industry standards, or any negative public perception regarding our use of AI, could result in legal liability, regulatory enforcement actions, reputational harm, and loss of customers.

Any of the foregoing risks could materially and adversely affect our business, financial condition, results of operations, and reputation.

Risks Related to Our Common Stock

Our significant stockholders have substantial control over the Company and could limit your ability to influence the outcome of key transactions, including changes of control.

Pursuant to a shareholders’ agreement, dated as of November 6, 2016, as amended, between the Company, Cosmic Forward Limited (“CFL”), a Republic of Seychelles company, and certain other parties named therein (collectively, the “Shareholders’ Agreement”), CFL, its shareholders and their respective controlled affiliates (collectively, the “CFL Group”), have a participation right with respect to any future issuances of Common Stock by the Company, such that the CFL Group may purchase an amount of shares necessary to maintain CFL’s then-current beneficial ownership interest, up to a maximum of 54.64% of our then-outstanding Common Stock, on a fully-diluted basis, subject to certain exceptions. Although CFL beneficially owned approximately 3.7% of our Common Stock as of December 31, 2025, its ability to increase ownership may significantly influence all matters requiring approval by our stockholders, including the election of directors. Stockholders other than these principal stockholders may, therefore, have relatively little influence on decisions regarding such matters. These stockholders may have interests that differ from yours, and they may vote in a way with which you disagree and that may be averse to your interests. The concentration of ownership of our Common Stock may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale of our Company and may affect the market price of our Common Stock. This concentration of ownership also limits the number of shares of stock likely to be traded in public markets and, therefore, will adversely affect liquidity in the trading of our Common Stock. This concentration of ownership of our Common Stock may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

The market price for our securities may be subject to wide fluctuations and the value of an investment in our Common Stock may decline.

The trading price of our Common Stock has been, and is likely to continue to be, volatile. Our closing stock price has ranged from $1.02 to $9.01 during the fiscal year of 2025. In addition to the factors discussed in this Annual Report, the trading price of our Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

In September 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company agreed to issue and sell to Streeterville shares of its Common Stock, in one or more pre-paid advance purchases (each, a “Pre-Paid Purchase” and collectively, the “Pre-Paid Purchases”) for an aggregate purchase price of up to $20,000,000. See the discussion in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources”, for more information about our shares sold to Streeterville Capital, LLC to date. To the extent we utilize this Securities Purchase Agreement in the future by selling additional shares of Common Stock, the market price of our Common Stock may be adversely affected.

In April 2023, the Board of Directors adopted the Professional Diversity Network, Inc. 2023 Equity Compensation Plan (the “2023 Equity Compensation Plan”), initially reserving 750,000 shares of Common Stock for issuance to directors, officers, employees, and eligible consultants of the Company and its affiliates. Following the Company’s 10-for-1 reverse stock split in March 2025, the reserved shares were adjusted to 75,000. In December 2025, the Board approved and adopted an amendment to the 2023 Equity Compensation Plan, increasing the number of shares reserved for issuance from 75,000 to 750,000.

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

These provisions may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Finally, the potential substantial ownership of CFL may make it more difficult for any third party to effect a change in control without CFL’s approval.

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

Under the Shareholders’ Agreement, we granted to the CFL Group a participation right with respect to any future issuances of Common Stock by the Company, such that the CFL Group may purchase an amount of shares necessary to maintain CFL’s then-current beneficial ownership interest, up to a maximum of 54.64% of our then-outstanding Common Stock, on a fully-diluted basis, subject to certain exceptions. This participation right could limit our ability to enter into equity financing and to raise funds from third parties.

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

Our RemoteMore segment relies heavily on remote working with its customers and poses additional risks because contractors typically use their own devices in their work. RemoteMore has a number of policies in place to address these risks, including physical and electronic security measures, mandatory antivirus and antimalware software, multifactor authentication, a “principle of least privilege” policy that limits access only to what is needed for performing the employee’s work tasks, and other measures.

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

The complaint alleges that NAPW (and PDN in its capacity as an alleged joint employer) violated similar provisions of the FLSA and the NYLL by (i) failing to pay overtime wages as required by both the FLSA and the NYLL, (ii) failing to provide accurate wage statements under the NYLL, and (iii) willfully violating both of those statutes. The Court, in an order issued on March 25, 2024, granted summary judgment against NAPW on the claims related to willful failure to pay overtime wages. The Court dismissed, without prejudice, claims based on failure to provide accurate wage statements under the NYLL based on lack of subject matter jurisdiction. The Court found that questions of fact remain as to whether PDN was a joint employer with NAPW. Damages remain unsettled particularly in light of the Court’s dismissal of the Plaintiff’s claims related to failure to provide accurate wage statements. During the first quarter of 2020, we recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. In the fourth quarter of 2025, we recorded an additional $250,000 litigation settlement reserve. NAPW and PDN currently anticipate settling this matter with the plaintiffs by the third quarter of 2026.

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

Holders

As of March 31, 2026, we had 53 holders of record of our Common Stock. Since certain of our shares are held by brokers and other institutions on behalf of stockholders, the foregoing number is not representative of the number of beneficial owners of our Common Stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, the Company issued the following shares of its Common Stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”):

In February 2025, the Company issued 50,000 shares of its Common Stock in connection with a stock purchase agreement pursuant to which the Company acquired additional shares of RemoteMore USA, Inc. The shares were issued as consideration valued at $300,000.

In July 2025, the Company issued 333,333 shares of its Common Stock pursuant to a warrant exchange agreement under which a holder surrendered an aggregate of 500,000 previously issued warrants in exchange for such shares.

On September 5, 2025, in connection with the closing of a Securities Purchase Agreement with Streeterville Capital, LLC, the Company issued 227,500 shares of its Common Stock as pre‑delivery shares. During the fourth quarter of 2025, the Company issued an aggregate of 1,005,986 additional shares of its Common Stock to Streeterville Capital, LLC pursuant to pre‑paid purchase arrangements under such agreement.

On September 12, 2025, the Company issued 556,000 shares of its Common Stock to an accredited investor pursuant to a Copyright Transfer Agreement in consideration for the acquisition of certain musical works copyrights. The musical works acquired under this agreement were recorded at a value of $1,629,080, based on the closing price of the Company’s common stock of $2.93 per share on September 12, 2025.

On September 12, 2025, the Company also entered into a consulting agreement with a non-affiliated accredited investor for advisory services to be provided over a twelve‑month period and, as consideration, issued 550,000 shares of its Common Stock.

On November 24, 2025, the Company issued 927,600 shares of its Common Stock to a non-affiliated accredited investor pursuant to a Copyright Transfer Agreement in consideration for the acquisition of certain musical works copyrights. The musical works acquired under this agreement were recorded at a value of $1,604,748, based on the closing price of the Company’s common stock of $1.73 per share on November 24, 2025.

On November 27, 2025, the Company entered into a consultancy agreement with a non-affiliated accredited investor for advisory services and, as consideration, issued 898,000 shares of its Common Stock valued at $1,616,000.

The issuances described above were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder, as transactions not involving a public offering. The recipients represented that they were accredited investors and acquired the securities for investment purposes. The shares were issued without general solicitation or advertising.

Issuer Purchases of Equity Securities

No repurchases of our Common Stock were made by us or on our behalf during the fourth quarter of the fiscal year ended December 31, 2025.

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

In 2025, we began evaluating and pursuing certain initiatives relating to Web3.0 technologies, digital assets, and RWA tokenization. These activities represent an expansion beyond our historical professional networking and recruitment platform operations. These initiatives include significant investments in musical works copyrights and native utility digital tokens. As of December 31, 2025, these initiatives remain in early stages of development, and we have not generated material revenue from such activities.

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

Sources of Revenue

We generate revenue from (i) paid membership subscriptions and related services, (ii) recruitment services, (iii) contracted software development, (iv) consumer advertising and consumer marketing solutions, and (v) licensing service. The following table sets forth our revenues from each significant product as a percentage of total revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2025	2024
Revenues:
Membership fees and related services	5.2%	6.4%
Recruitment services	52.8%	65.9%
Contracted software development	41.7%	27.1%
Consumer advertising and marketing solutions	0.3%	0.6%
Licensing Service	0.0%	0.0%

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

Licensing Service. The Company’s licensing service initiatives are in the early stages of development. Since September 2025, the Company has acquired the copyrights to 28 original musical works. As of  December 31, 2025, the copyright assets have not generated revenue. The Company is in the process of developing and implementing commercialization strategies, including licensing and promotional activities, for these copyright assets. While management intends to pursue revenue-generating opportunities related to these assets, there can be no assurance as to the timing or extent of any revenue that may be generated.

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

	Year Ended December 31,
	2025	2024
Cost of revenues:
TalentAlly Network	29.1%	39.2%
NAPW Network	0.8%	0.6%
RemoteMore	70.1%	60.2%
Corporate Licensing Service	0.0%	0.0%

Results of Operations

Revenues

Total Revenues

The following tables set forth our revenues for the years ended December 31, 2025, and 2024:

	Year Ended December 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$343	$429	$(86)	(20.0)%
Recruitment services	3,456	4,434	(978)	(22.1)%
Contracted software development	2,727	1,830	897	49.0%
Consumer advertising and marketing solutions	21	38	(17)	(44.7)%
Licensing Service	-	-	-	0.0%
Total revenues	$6,547	$6,731	$(184)	(2.7)%

Total revenues decreased by approximately $184,000, or 2.7%, from approximately $6,731,000 for the year ended December 31, 2024, to approximately $6,547,000 for the year ended December 31, 2025. The decrease was primarily attributable to an approximately $995,000 decline in recruitment services and consumer advertising revenues related to TalentAlly operations and an approximately $86,000 decline in membership fees and related services revenues associated with NAPW operations, compared to the same period in the prior year. Partially offsetting these decreases was an approximately $897,000 increase in RemoteMore’s contracted software development revenues compared to the same period in the prior year. The decline in TA and NAPW revenues was a result of weaker hiring demand, reduced employer spending, and lower membership activity, while the revenue from RemoteMore grew due to increased demand for remote software development and outsourced technical services.  As of  December 31, 2025, the copyright assets have not generated revenue.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the years ended December 31, 2025, and 2024:

	Year Ended December 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$3,477	$4,472	$(995)	(22.2)%
NAPW Network	343	429	(86)	(20.0)%
RemoteMore	2,727	1,830	897	49.0%
Corporate Licensing Service	-	-	-	0.0%
Total revenues	$6,547	$6,731	$(184)	(2.7)%

During the year ended December 31, 2025, our TalentAlly Network generated approximately $3,477,000 in revenues compared to $4,472,000 in revenues during the year ended December 31, 2024, a decrease of approximately $995,000 or 22.2%. The decrease was primarily due to decreases in TalentAlly’s direct sales revenues of approximately $360,000, e-commerce revenues of approximately $134,000, revenues related to sales by our third-party partner alliance of approximately $177,000, event sales revenue of approximately $307,000 and other and partner sales revenues of approximately $17,000, compared to the same period in the prior year. The decline in revenue was primarily driven by reduced demand for online recruitment and hiring solutions, consistent with broader market conditions affecting the talent acquisition industry. In addition, certain employers moderated or deferred spending on diversity, equity, and inclusion focused initiatives, which contributed to the decrease in demand for certain of our offerings. The Company continues to monitor these trends and adjust its operating strategy accordingly.

During the year ended December 31, 2025, NAPW Network revenues were approximately $343,000, compared to revenues of $429,000 during the year ended December 31, 2024, a decrease of approximately $86,000 or 20.0%. The decrease in revenues was primarily due to an approximate $54,000 decrease in renewal membership, an approximately $27,000 decrease in new membership revenues, and an approximate $5,000 decrease in partner sales and other revenue, as compared to the same period in the prior year. The decline was primarily driven by reduced demand for membership-based professional networking organizations, reflecting broader shifts in market preferences. In addition, reduced access to funding and capital for certain segments of entrepreneurs, including women entrepreneurs, has impacted their ability and willingness to participate in fee-based membership programs and related events, which contributed to lower membership acquisition and renewal activity during the period.

During the year ended December 31, 2025, RemoteMore revenue was approximately $2,727,000, compared to revenues of approximately $1,830,000 during the same period in the prior year, an increase of approximately $897,000. The increase was primarily driven by higher demand for remote software development services and outsourced technical solutions, reflecting broader industry trends toward distributed workforces and increased adoption of AI-related technologies. Despite the revenue growth, cost of revenues increased during the period, primarily due to higher costs associated with sourcing and retaining qualified remote developers, including increased compensation and related expenses. As a result, the gross margin for RemoteMore remained relatively consistent with the prior year.

Costs and Expenses

The following tables set forth our costs and expenses for the years ended December 31, 2025, and 2024:

	Year Ended December 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$3,724	$2,646	$1,078	40.7%
Sales and marketing	1,911	2,752	(841)	(30.6)%
General and administrative	7,206	3,534	3,672	103.9%
Depreciation and amortization	158	204	(46)	(22.5)%
Total cost and expenses:	$12,999	$9,136	$3,863	42.3%

Total costs and expenses increased for the year ended December 31, 2025, to approximately $12,999,000 compared to $9,136,000 for the year ended December 31, 2024. The approximate $3,863,000, or 42.3%, increase in costs and expenses was primarily attributable to the following:

●

The increase in cost of revenues of approximately $1,078,000, as compared to the prior year, was primarily attributable to several factors. Approximately $865,000 of the increase was related to contractor expenses for RemoteMore, and approximately $60,000 of the increase was related to consulting services for RemoteMore, reflecting the higher revenue activity within this segment. In addition, approximately $153,000 of the increase was attributable to labor capitalization expenses for TalentAlly’s website development. These increases collectively contributed to the overall rise in cost of revenues during the period.

●

The decrease in sales and marketing expense of approximately $841,000, as compared to the prior year, is a result of a decrease in payroll-related costs of approximately $575,000, a decrease of approximately $194,000 related to marketing and marketing-related consulting costs, and a decrease of approximately $72,000 in other purchased services. The overall reduction in sales and marketing expenses was driven by lower revenue levels and improved operational efficiency, which collectively resulted in decreased spending across payroll, marketing, consulting, and other related services.

●

The increase in general and administrative expenses of approximately $3,672,000, as compared to the prior year. The increase was primarily attributable to professional consultancy services (approximately $3,316,000) incurred in connection with the Company’s planned expansion into copyright, Web3.0, digital asset, and real-world asset platforms. These consultancy services included strategic planning, market research, platform design, and technical advisory services necessary to support the Company’s entry into these new business areas. Legal costs increased by approximately $360,000, and filing fees increased by approximately $136,000, primarily due to additional legal support and regulatory filings required to facilitate the Company’s expansion initiatives. Bad debt expenses increased by approximately $129,000, mainly due to certain receivables related to partner agreements that were determined to be uncollectible in the current economic environment. Partially offsetting these increases were decreases in payroll-related costs (approximately $180,000) resulting from lower headcount and temporary reductions in administrative staffing, decreases in insurance costs (approximately $61,000) due to policy adjustments and renewals, and decreases in other general and administrative costs (approximately $28,000), primarily from reduced travel and office-related expenses.

●

The decrease in depreciation and amortization of approximately $46,000, as compared to the prior year. The decrease was primarily attributable to NAPW intangible assets, for which there were no comparable expenses in the current period.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the years ended December 31, 2025, and 2024:

	Year Ended December 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$3,690	$4,514	$(824)	(18.3)%
NAPW Network	476	574	(98)	(17.1)%
RemoteMore	3,050	2,144	906	42.3%
Corporate Licensing Service	3,413	-	3,413	100.0%
Corporate Overhead	2,370	1,904	466	24.5%
Total cost and expenses:	$12,999	$9,136	$3,863	42.3%

Costs and expenses related to our TalentAlly Network decreased approximately $824,000 or 18.3%, during the year ended December 31, 2025, as compared to the prior year. The decrease was primarily attributable to reductions in sales and marketing expenses (approximately $741,000), driven by lower revenue levels and improved operational efficiency, which resulted in decreased spending on payroll, marketing, consulting, and other related services. General and administrative expenses decreased by approximately $139,000, primarily due to lower payroll-related costs and reduced office-related expenses. These decreases were partially offset by an increase in cost of revenues of approximately $49,000, primarily due to higher labor capitalization expenses for website development and incremental contractor expenses supporting operations, and an increase in depreciation and amortization expenses of approximately $7,000, reflecting the addition of new capitalized assets during the period.

Costs and expenses related to the NAPW Network decreased approximately $98,000, or 17.1%, during the year ended December 31, 2025, as compared to the prior year. The decrease was primarily attributable to reductions in sales and marketing expenses of approximately $17,000, mainly due to lower membership promotion activities and reduced marketing-related consulting costs. General and administrative expenses decreased by approximately $36,000, primarily driven by lower payroll-related costs and reduced office and administrative expenses. Depreciation and amortization expenses decreased by approximately $56,000, reflecting the fully depreciated status of certain assets from prior periods. These decreases were partially offset by an increase in cost of revenues of approximately $11,000, primarily due to higher operational costs required to support NAPW membership services over the long term.

Costs and expenses related to RemoteMore increased approximately $906,000, or 42.3%, during the year ended December 31, 2025, as compared to the prior year. The increase was primarily attributable to higher contractor costs and consulting service expenses, driven by increased revenue activity and the need for additional technical and project support to meet client demand.

Corporate licensing service expenses increased approximately $3,413,000 or 100% during the year ended December 31, 2025, as compared to the prior year. The increase was primarily attributable to professional consultancy services of approximately $3,316,000, incurred in connection with the Company’s planned expansion into copyright, Web3.0, digital asset, and real-world asset platforms, and $97,000 legal costs. These consultancy services included strategic planning, market research, platform design, and technical advisory services necessary to support the Company’s entry into these new business areas.

Corporate overhead expenses increased approximately $466,000 or 24.5% during the year ended December 31, 2025, as compared to the prior year. The contributors to the increase included legal costs (approximately $263,000), filing fees (approximately $136,000), investor relations expenses (approximately $47,000), and accounting expenses (approximately $20,000), primarily related to legal support, regulatory filings, investor communications, and accounting support required to implement the Company’s business expansion initiatives.

Income Tax Expenses (Benefit)

	Year Ended December 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
Income tax expenses (benefit)	$-	$6	$(6)	100.0%

During the years ended December 31, 2025, and 2024, we recorded income tax expenses of $0 and $6,000.

Net Loss from Continuing Operations

The following table sets forth each operating segment’s net income or loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Year Ended December 31,		Change	Change
	2025	2024	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$(273)	$(229)	$(44)	(19.2)%
NAPW Network	(134)	(146)	$12	8.2%
RemoteMore	(321)	(316)	$(5)	(1.6)%
Corporate Licensing Service	(3,413)	-	$(3,413)	(100.0)%
Corporate Overhead	(2,370)	(1,904)	$(466)	(24.5)%
Consolidated net loss from continuing operations	$(6,511)	$(2,595)	$(3,916)	(150.9)%

Consolidated Net Loss from Continuing Operations. As the result of the factors discussed above, during the year ended December 31, 2025, we incurred a net loss of approximately $6,511,000 from continuing operations, an increase in net loss of approximately $3,916,000 or 150.9% from a net loss of $2,595,000 for the year ended December 31, 2024.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA for the years ended December 31, 2025, and 2024, the most directly comparable GAAP measure as reported in the consolidated financial statements:

	Year Ended December 31,
	2025	2024
	(in thousands)
Loss from Continuing Operations	$(6,511)	$(2,595)
Share-based compensation	3,596	175
Loss attributable to noncontrolling interest	60	84
Depreciation and amortization	158	204
Other income (expense)	59	184
Income tax expense (benefit)	-	6
Adjusted EBITDA	$(2,638)	$(1,942)

Liquidity and Capital Resources

The following table summarizes our liquidity and capital resources as of December 31, 2025, and 2024:

	As of December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$217	$1,731
Working capital (deficit) from continuing operations	$(4,043)	$271

As of December 31, 2025, we had cash and cash equivalents of approximately $217,000 compared to cash and cash equivalents of approximately $1,731,000 at December 31, 2024. Our principal sources of liquidity are our cash and cash equivalents, including net proceeds from the issuances of Common Stock. As of December 31, 2025, we had a working capital deficit from continuing operations of approximately $4,043,000, compared to a working capital from continuing operations of approximately $271,000 as of December 31, 2024. We had an accumulated deficit of approximately $108,866,000 at December 31, 2025. During the years ended December 31, 2025, and 2024, we generated a net loss from continuing operations, net of tax, of approximately $6,511,000 and $2,595,000 and used cash from continuing operations of approximately $2,087,000 and $2,501,000.

During 2025, we continued our focus on cost cutting initiatives and improving our overall profitability and shareholder value through new sales and marking initiatives and through strategic business collaborations. However, we have continued to generate negative cash flows from operations, and we expect to incur net losses for the short-term foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan of increased sales and market share through the generation of organic growth in revenues from our existing operating segments, raise capital, and make strategic acquisitions. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

In the first quarter of 2024, the Company issued 4,022 shares of its Common Stock to Tumim Stone Capital in connection with its committed equity line program, at a price of approximately $23.60 per share, resulting in aggregate gross proceeds of $95,104. In the second quarter of 2024, the Company issued 18,467 shares of its Common Stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $12.70 to $15.60 per share, resulting in aggregate gross proceeds of $239,885. In the third quarter of 2024, there was no Common Stock issuance to Tumim Stone Capital. In the fourth quarter of 2024, the Company issued 5,643 shares of its Common Stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $8.30 per share, resulting in aggregate gross proceeds of $46,728. On February 25, 2025, the Company and Tumim Stone Capital both agreed to terminate the Common Stock Purchase Agreement (“Purchase Agreement”) in connection with the committed equity line program in accordance with Section 7.1 thereof, effective on the fifth business day thereafter. Consequently, no further shares of Common Stock will be sold under the Purchase Agreement.

In June, 2024, the Company entered into a stock purchase agreement with Eighty-eight Investment LLC, a Delaware limited liability company wholly owned and controlled by Mr. Xin He, our former Chief Executive Officer. This purchase of 100,000 shares of our Common Stock at a price of $4.95 per share provided aggregate proceeds of $495,000. The purchase price represented the last consolidated closing bid price on the Nasdaq Capital Market prior to the execution of the agreement, in accordance with the requirements of Nasdaq Listing Rule 5635(c) and applicable Nasdaq interpretations.

In September, 2024, the Company entered into a stock purchase agreement with Yu Tian, an individual and a resident of the People’s Republic of China, in connection with the purchase by Yu Tian of 39,867 shares of Common Stock at a price of approximately $3.01 per share for aggregate gross proceeds of $120,000.

In November 2024, the Company entered into a stock purchase agreement with a single institutional investor, in connection with the purchase thereby of 140,000 shares of Common Stock, and 110,000 pre-funded warrants to purchase Common Stock (the “Pre-Funded Warrants”) in a registered direct offering at a price of $8.00 per share (or $7.90 per Pre-Funded Warrant) for aggregate gross proceeds of $1,989,000.

In December 2024, the Company entered into a Profit Participation Agreement with Koala Malta Limited, a private limited liability company registered under the laws of Malta to purchase a 6% right in QBSG Limited to receive all distributions and dividends which may be declared and/or distributed by the QBSG Limited on an annual basis in terms of applicable law, along with all rights, title, and interest from the Koala Malta Limited. The consideration of the profit participation is $1,200,000, including $700,000 cash and $500,000 value of the Company’s Common Stock, or a total of 113,636 shares at a price of $4.40 per share. In addition to the 9% share purchase from QBSG Limited in September 2022, the Company now owns the right to receive 15% of all distributions and dividends by QBSG Limited.

In December 2024, the Company entered into a stock purchase agreement with Aurous Vertex Limited (the “Investor”), a British Virgin Islands company, in connection with the purchase by the Investor of 250,000 shares of Common Stock at a price of $6.00 per share for aggregate gross proceeds of $1.5 million. In the agreement, Aurous Vertex Limited has an option to purchase an additional 100,000 shares of Common Stock at a subsequent closing. The purchase price per share of the additional 100,000 shares of Common Stock will be the lesser of (a) $6.00 per share and (b) the closing price of the Common Stock on the date that Investor delivers its written notice to the Company of its election to purchase the Second Closing Shares as described above.

In February 2025, the Company received a Written Notice from a single institutional investor to exercise 110,000 Pre-Funded Warrants originally purchased in November 2024 at a price of $7.90 per warrant. In connection with the exercise, the institutional investor paid an additional $0.10 per share—bringing the total purchase price to $8.00 per share—for the issuance of 110,000 shares of Common Stock, resulting in additional gross proceeds of $11,000 to the Company.

In February 2025, the Company entered into a stock purchase agreement (the “SPA”) with Boris Krastev Ventures UG (the “Seller”), pursuant to which the Company shall acquire 1,000,000 shares of Common Stock (the “Acquisition”) of RemoteMore USA, Inc., a Delaware corporation (“RemoteMore” or the “Target Company”) for a purchase price of $300,000, which was paid to the Seller at the closing of the Acquisition through the issuance of 50,000 newly issued restricted shares of the Company’s Common Stock, at a price of $6.00 per share (the “Shares”). The closing of the Acquisition is subject to satisfaction of certain closing conditions set forth in the SPA. Prior to the Acquisition, the Company held 8,262,500 shares of the Target Company, representing a majority interest in the Target Company. Upon the closing of the Acquisition, the Company’s ownership increased to approximately 82.625% of the Target Company’s outstanding shares.

In February 2025, Aurous Vertex Limited delivered a Written Notice to the Company exercising its option to purchase an additional 100,000 shares of Common Stock at a purchase price per share of $3.385, the closing price of the Company’s Common Stock on February 25, 2025. On March 24, 2025, upon the satisfaction or waiver of the closing conditions, the Company issued an additional 100,000 shares of Common Stock to Aurous Vertex Limited.

In March 2025, the Company filed a certificate of amendment to its amended and restated certificate of incorporation in order to implement a 10-for-1 reverse stock split, through which each ten shares of Common Stock issued and outstanding were combined and changed into one share of Common Stock. All share amounts and share prices in this annual report on Form 10-K have been adjusted to give effect to the reverse stock split.

In July 2025, the Company completed a warrant exchange transaction pursuant to a Warrant Exchange Agreement (the “Exchange Agreement”) with certain holder (the “Holder”) of 250,000 Series A warrants (the “Series A Warrants”) entered on June 30, 2025, each to purchase one share of the Common Stock of the Company, and 250,000 Series B warrants (the “Series B Warrants”, and collectively with the Series A Warrants, the “Warrants”), each to purchase one share of Common Stock of the Company at an exercise price of $6.80 per share. The Warrants were issued on November 20, 2024 to the Holder in connection with a registered direct offering and concurrent private placement of warrants which closed on November 20, 2024. Pursuant to the Exchange Agreement, the Holder agreed to surrender 500,000 Warrants for cancellation and the Company agreed, in exchange, to issue an aggregate of 333,333 shares of Common Stock to the Holder.

In August 2025, the Company secured approximately $320,000 of short-term debt, which is interest-free and non-material in amount. The proceeds from this financing are classified as a cash inflow from financing activities in the accompanying consolidated statements of cash flows. The debt was obtained to provide additional liquidity to support the Company’s operations and strategic initiatives and does not impose any significant financial obligations.

In September 2025, the Company entered into a copyright transfer agreement (the “High Wave Copyright Transfer Agreement”) with High Wave Corp (“High Wave”), under which High Wave agreed to assign to the Company the copyrights and related rights of forty (40) original musical works, including all copyrights and related rights such as reproduction, performance, broadcasting, and adaptation. The total purchase consideration is $10,000,000, payable in four installments between October 15 and November 30, 2025, with ownership of each batch of works transferring upon payment. High Wave warranted full ownership and non-infringement of the works, waived all moral rights, and agreed not to resell or license them. As of December 31, 2025, the Company had paid $3,700,000 under the High Wave Agreement to purchase 15 original musical works. On December 16, 2025, the Company entered into an amendment to the copyright transfer agreement (the “First Amendment to High Wave Copyright Transfer Agreement”), pursuant to which the Company retained the right, but not the obligation, to purchase the remaining twenty-five (25) musical works for total consideration of $6,300,000. If the Company elects to proceed with such purchase, the Company and High Wave will mutually agree on the delivery schedule and payment terms for the remaining works.

In September 2025, Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company agreed to issue and sell to Streeterville shares of its Common Stock, in one or more pre-paid advance purchases (each, a “Pre-Paid Purchase” and collectively, the “Pre-Paid Purchases”) for an aggregate purchase price of up to $20,000,000. The Company also agreed to issue to Streeterville 22,197 shares of Common Stock (the “Commitment Shares”) as consideration for Streeterville’s commitment, after Shareholder Approval (as defined below) is obtained, and 227,500 shares of Common Stock for $2,275 as pre-delivery shares (the “Pre-Delivery Shares”), which Pre-Delivery Shares were issued at the closing of the transactions contemplated by the Securities Purchase Agreement. The transactions closed on September 5, 2025 (the “Closing Date”). The proceeds from the Pre-Paid Purchases were expected to be used for working capital and other corporate purposes, including repayment of debt, strategic and other general corporate purposes. The Securities Purchase Agreement provides for an initial Pre-Paid Purchase in the principal amount of up to $8,655,000 (the “Initial Pre-Paid Purchase”), an original issue discount of up to $640,000 and transaction expenses of $15,000, the terms of which are set forth on secured prepaid purchase #1 (“Pre-Paid Purchase #1”). The Company received $3,397,725 in cash proceeds under the Initial Pre-Paid Purchase and $2,275 for the Pre-Delivery Shares on the Closing Date. The Initial Pre-Paid Purchase accrues interest at the rate of 8% per annum. Within thirty (30) days after closing, Streeterville would fund the remaining $4,602,275.00 under the Initial Pre-Paid Purchase into a deposit account (the “Deposit Account”) of the Company’s wholly-owned subsidiary, IPDN Holdings, LLC, a Utah limited liability company (“IPDN Holdings”), secured by a deposit account control agreement (the “DACA”), a guaranty (the “Guaranty”) by IPDN Holdings, and a pledge agreement (the “Pledge Agreement”) by the Company pledging 100% of the equity interests in IPDN Holdings, subject to certain conditions: (i) the DACA, the Guaranty and the Pledge Agreement are each executed and delivered to Streeterville, (ii) the Deposit Account has been opened, (iii) no Event of Default (as defined in the Initial Pre-Paid Purchase) under the Initial Pre-Paid Purchase has occurred, and (iv) trading in the Common Stock is not suspended, halted, chilled, frozen, reached zero bid or otherwise ceased trading on the Nasdaq Capital Market. On October 7, 2025, Streeterville funded the remaining $4,602,275.00 to the Deposit Account. In the fourth quarter of 2025, the Company issued 1,005,986 shares of its Common Stock to Streeterville Capital, LLC, at a price range of $1.31 to $2.70 per share, resulting in aggregate gross proceeds of $2,250,000.

In September 2025, the Company entered into the Copyright Agreement with Streams Ohio, a non-affiliated accredited investor. Pursuant to the Streams Ohio Copyright Agreement, the Company agreed to acquire eight (8) original musical works from the Streams Ohio. Under the terms of the Streams Ohio Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, or a combination thereof. The Board approved payment of the consideration through the issuance of 556,000 shares of Common Stock (the “Copyright Shares”), with an aggregate value of approximately $1,629,080, based on the closing price of $2.93 per share on September 12, 2025, subject to the limitations of the Nasdaq Listing Rule 5635. The Copyright Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The Streams Ohio Copyright Agreement contains customary representations, warranties, and covenants.

In September 2025, the Company entered into the B&W Capital Consulting Agreement with B&W Capital, a non-affiliated accredited investor. Under the B&W Capital Consulting Agreement, the Company engaged the Consultant to provide strategic, business development, investor relations and capital markets advisory services for a period of 12 months, unless terminated earlier pursuant to the terms therein. As consideration for such services, the Board approved the issuance of 550,000 shares of Common Stock (the “Consulting Shares”), also subject to the limitations of the Nasdaq Listing Rule 5635. The Consulting Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. The B&W Capital Consulting Agreement contains customary representations, warranties and covenants.

              In November 2025, the Company entered into a copyright transfer agreement with Shohan Event Organizers Co., L.L.C. , a non-affiliated accredited investor. Pursuant to the Copyright Agreement, the Company agreed to acquire five (5) original musical works from the Copyright Seller. Under the terms of the Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.01 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 927,600 shares of Common Stock, with an aggregate value of approximately $1,604,748, based on the closing price of $1.73 per share on November 24, 2025, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Copyright Shares will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

In November 2025, the Company entered into a consultancy agreement with Deeptrade PTY LTD , a non-affiliated accredited investor. Pursuant to the Consultancy Agreement, the Consultant agreed to provide the Company with professional consultancy services relating to the Company’s intended expansion into Web3.0, digital asset, and real-world-asset platform for a total consideration of $1,616,000. Under the terms of the Consultancy Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.01 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 898,000 shares of Common Stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC (the “Consultancy Shares”). The Consultancy Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The Consultancy Agreement contains customary representations, warranties and covenants.

In December 2025, in connection with the closing of the Company’s equity financing, the outstanding $150,000 convertible note issued in July 2025, together with accrued interest, was converted into 101,351 shares of the Company’s common stock at a conversion price of $1.48 per share. Upon conversion, the carrying amount of the convertible note, including accrued interest, was reclassified to Common Stock and additional paid-in capital. No gain or loss was recognized upon conversion.

In December 2025, the Company entered into a purchase agreement with DeeptradeX.ai, an Australian-based digital asset trading platform, pursuant to which the Company agreed to acquire an aggregate of 25,937,800 native utility digital tokens issued by the Seller (the “DTT Tokens”). The DTT Tokens are intended to function as a medium of exchange for services on the Seller’s Web3.0 digital asset platform and do not represent equity, debt, dividends, governance rights or profit-sharing interests. The total consideration for the DTT Tokens is $2,593,780, payable, at the Company’s election, in cash, shares of Common Stock, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 1,358,000 shares of Common Stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC and the shares were issued on January 2, 2026. The Consideration Shares was be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The DTT Tokens will be delivered to a wallet address designated by the Company and will be subject to a 12-month lock-up period followed by a 24-month linear vesting period, with releases occurring automatically pursuant to an immutable smart contract. The Purchase Agreement contains customary representations, warranties and covenants, including representations regarding regulatory compliance, token functionality and indemnification for certain regulatory matters.

While we believe that our cash and cash equivalents of approximately $217,000, at December 31, 2025, and cash flow from operations, may be sufficient to meet our working capital requirements for the fiscal year 2026, our available funds and cash flow from operations may not be sufficient to meet our working capital requirements without the need to increase revenues or raise capital by the issuance of Common Stock. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all. Cash and cash equivalents consist primarily of cash on deposit with banks and investments in money market funds.

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

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash (used in) provided by continued operations
Operating activities	$(2,087)	$(2,501)
Investing activities	(5,004)	(963)
Financing activities	6,827	4,568
Effect of exchange rate fluctuations on cash and cash equivalents	-	-
Net (decrease) increase in cash, cash equivalents, and restricted cash from continuing operations	$(264)	$1,104

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Restricted Cash

Restricted cash represents proceeds from the Company’s stock issuances held in a designated holding account and subject to contractual and administrative restrictions on use. These restrictions limit the Company’s ability to access the funds until specified conditions are satisfied. As of December 31, 2025, the Company had $1,250,000 of restricted cash, which is presented separately from cash and cash equivalents on the consolidated balance sheets. The timing of the release of such funds is dependent upon the satisfaction of the applicable conditions, and there can be no assurance as to when such restrictions will be lifted. Upon release, the amounts will be reclassified to cash and cash equivalents and may be used for general corporate purposes.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the year ended December 31, 2025 was $2,087,000. We had a net loss from continuing operations of $6,511,000 during the year ended December 31, 2025, which included share-based compensation expense of approximately $3,596,000, depreciation and amortization expense of approximately $158,000, the provision for losses on accounts receivable of approximately $143,000, noncash lease expense of approximately $91,000, and unrealized loss on investment of $44,000. Changes in operating assets and liabilities provided approximately $392,000 of cash increase during the year ended December 31, 2025, consisting primarily of an approximate $582,000 increase in accounts payable, an approximate $470,000 increase in accrued expenses, an approximate $268,000 decrease in accounts receivable, and an approximate $25,000 increase in other current liabilities, which was partially offset by an approximate $649,000 decrease in deferred revenues, an approximate $196,000 increase in prepaid expenses and other assets, and an approximate $108,000 decrease in lease liability.

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

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2025 was approximately $5,004,000, which is primary related to the $1,300,000 investment in 13% of AI Geometric Ltd’s outstanding shares, the $3,700,000 purchase of intangible assets, and approximately $4,000 in purchases of property and equipment.

During the year ended December 31, 2024, net cash used in investing activities from continuing operations was approximately $963,000, which consisted primarily of $700,000 related to the purchase of QBSG Limited’s profit share, approximately $242,000 in costs associated with internally developed technology and approximately $21,000 associated with the purchases of computer equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations during the year ended December 31, 2025, was approximately $6,827,000, which reflected the proceeds from the sale of Common Stock, and debt that was both interest-free and non-material, as described above.

Net cash provided by financing activities from continuing operations during the year ended December 31, 2024, was approximately $4,568,000, which reflected the proceeds from the sale of Common Stock, and no-controlling interests as described above.

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

The Company’s critical accounting estimates include the valuation of intangible assets acquired, the determination of the useful lives of finite-lived intangible assets, the assessment of impairment of long-lived assets, and the timing of when such assets are placed into service and begin amortization. These estimates require significant management judgment and are based on assumptions regarding future cash flows, market conditions, and the timing of commercialization. Due to the inherent uncertainty associated with these estimates, actual results may differ from those estimates, and such differences could have a material impact on the Company’s financial condition and results of operations.

The Company determines the fair value of intangible assets using valuation techniques appropriate for the nature of the asset, including the income approach, market approach, or cost approach. These valuation techniques require the use of significant estimates and assumptions, including projected future cash flows, discount rates, market multiples, and other relevant factors. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Changes in the underlying assumptions could materially affect the estimated fair value of intangible assets and any related impairment charges.

Copyright assets are classified as finite-lived intangible assets and are amortized over their estimated useful lives, which are based on the pattern in which the economic benefits are expected to be consumed. Amortization commences when the assets are placed into service and are ready for their intended use. The Company evaluates these assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Crypto assets are recorded at fair market value and classified as intangible assets on the consolidated balance sheet. These assets are initially recognized at cost and subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. Fair value is determined using quoted market prices in active markets for identical assets. Gains and losses resulting from changes in fair value are recognized in earnings in the period in which they occur.

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

Revenue Concentration

We, in alliance with another company, partner to sell two recruitment services products. This alliance member previously built, hosted, and managed our job boards and website in addition to billing customers, collecting fees, and providing customer services. For the years ended December 31, 2025, and 2024, we recorded approximately 0.9% and 4.6% of our recruitment services revenue from this alliance sales relationship.

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

These and other forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected, and could in the future affect, our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to raise funds in the future to support operations;
●	our business and operating strategies and plans for the development of existing and new businesses, ability to implement such strategies and plans and expected time;
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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on December 31, 2025, and during the period prior to and including the date of this report.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2025. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control — Integrated Framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

(a) None.

(b) During the three months ended  December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements as defined in Item 408 of Regulation S-K.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

With the exception of the description of our Code of Business Conduct and Ethics below, the information required by this item is incorporated herein by reference from the discussion under the headings “Directors and Director Compensation,” “Corporate Governance,” “Executive Officers” and “Other Matters—Delinquent Section 16(a) Reports” in our definitive Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information regarding director and executive compensation is incorporated by reference from the discussion under the headings “Directors and Director Compensation” and “Executive Officers and Executive Compensation” in our definitive Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference from the discussion under the heading “Security Ownership of Certain Beneficial Holders and Management” in our definitive Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

In April 2023, the Board of Directors adopted the Professional Diversity Network, Inc. 2023 Equity Compensation Plan (the “2023 Equity Compensation Plan”), initially reserving 750,000 shares of Common Stock for issuance to directors, officers, employees, and eligible consultants of the Company and its affiliates. Following the Company’s 10-for-1 reverse stock split in March 2025, the reserved shares were adjusted to 75,000. In December 2025, the Board approved and adopted an amendment to the 2023 Equity Compensation Plan, increasing the number of shares reserved for issuance from 75,000 to 750,000.

The 2023 Equity Compensation Plan supersedes and replaces the 2013 Equity Compensation Plan (“2013 Plan”), and no new awards will be granted under the 2013 Plan. Any awards outstanding under the 2013 Plan remain subject to and will be paid under the 2013 Plan. No new awards will be issued under the 2013 Plan.

The following table provides information as of December 31, 2025, with respect to shares of our Common Stock that may be issued under our existing equity compensation plans:

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of
securities
remaining
available for
future
	Number of		issuance
	securities to be		under equity
	issued upon		compensation
	exercise	Weighted -	plans
	of outstanding	average	(excluding
	options,	exercise price of	securities
	warrants	outstanding	reflected in
Plan category	and rights	options	column (a))
2013 Equity Compensation Plan (1)	1,500	$44.60	-
2023 Equity Compensation Plan (2)	63,684	-	435,189
Equity compensation plans not approved by our shareholders	-	-	-
Total	65,184	$44.60	435,189

(1) Includes outstanding stock options to purchase shares of our Common Stock pursuant to the Company’s 2013 Equity Compensation Plan, as amended.

(2) Includes outstanding restricted stock awards pursuant to the Company’s 2023 Equity Compensation Plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference from the discussion under the headings “Certain Transactions and Business Relationships” and “Corporate Governance” in our definitive Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is SR CPA & Co. (Auditor Firm ID No. 7249). The information required by this item is incorporated herein by reference from the discussion under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders.

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

3.1 (i) (a)

Amended and Restated Certificate of Incorporation of the Company, as amended through October 17, 2016 (incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed with the SEC on October 18, 2021).

3.1 (i) (b)

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated January 3, 2023 (incorporated by reference to Exhibit 3.1 to the CompanCy’s Current Report on Form 8-K filed with the SEC on January 4, 2023).

3.1 (i) (c)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated March 7, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).
3.1 (ii)	Second Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2016).
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

10.7	Charge over Shares dated September 27, 2022, relating to Koala Crypto Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 30, 2022).
10.8	Guarantee and Indemnity dated September 27, 2022, by Koala Capital Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 30, 2022).
10.9	Form of Securities Purchase Agreement between the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2022).
10.10

Common Stock Purchase Agreement date June 30, 2023 between the Company and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2023).

10.11	Stock Purchase Agreement date March 13, 2023 between the Company and Yiran Gu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).
10.12	Stock Purchase Agreement date December 10, 2023 between the Company and Cosmic Forward Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2023).
10.13	Stock Purchase Agreement dated June 28, 2024 between the Company and Eighty-eight Investment LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on July 1, 2024)
10.14	Stock Purchase Agreement dated September 26, 2024 between the Company and Yu Tian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on September 30, 2024)
10.15	Securities Purchase Agreement by and between the Company and the Investor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on November 20, 2024)
10.16	Placement Agency Agreement, dated November 18, 2024, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on November 20, 2024)
10.17	Profit Participation Agreement, dated December 5, 2024 between the Company and Koala Malta Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on December 10, 2024)
10.18	Stock Purchase Agreement, dated December 5, 2024 between the Company and Koala Malta Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with SEC on December 10, 2024)
10.19	Stock Purchase Agreement, dated December 19, 2024 between the Company and Aurous Vertex Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on December 23, 2024)
10.20	Stock Purchase Agreement, dated January 26, 2025 between the Company and AI Geometric Ltd (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on January 30, 2025)
10.21	Stock Purchase Agreement, dated February 25, 2025 between the Company and Boris Krastev Ventures UG (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with SEC on March 3, 2025)
10.22	Warrant Exchange Agreement, dated June 30, 2025 between the Company and Certain Holder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on July 1, 2025).
10.23	Form of Convertible Note Purchase Agreements (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on July 11, 2025).
10.24	Form of Convertible Promissory Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with SEC on July 11, 2025).
10.25	Employment Agreement, dated July 22, 2025, by and between Professional Diversity Network, Inc. and Xun Wu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on July 23, 2025).
10.26	Independent Director Service Agreement, dated July 22, 2025, by and between Professional Diversity Network, Inc. and Haixia Lu (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with SEC on July 23, 2025).
10.27	Form of Director and Executive Officer’s Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with SEC on July 23, 2025).
10.28	Employment Agreement, dated August 8, 2025, by and between Professional Diversity Network, Inc. and Yiran Gu (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on August 11, 2025).
10.29	Securities Purchase Agreement, dated September 5, 2025, by and between Professional Diversity Network, Inc., Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on September 5, 2025).
10.30	Copyright Transfer Agreement, dated September 12, 2025, by and between Professional Diversity Network, Inc., Inc. and Streams Ohio Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with SEC on September 18, 2025).
10.31	Consulting Agreement, dated September 12, 2025, by and between Professional Diversity Network, Inc., Inc. and B&W Capital Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with SEC on September 18, 2025).
10.32	Copyright Transfer Agreement, dated September 3, 2025, by and between Professional Diversity Network, Inc., Inc. and High Wave Corp (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 10-Q filed with SEC on November 14, 2025).
10.33	Copyright Transfer Agreement, dated November 24, 2025, by and between Professional Diversity Network, Inc. and Shohan Event Organizers Co., L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on November 25, 2025).
10.34	Consultancy Agreement, dated November 27, 2025, by and between Professional Diversity Network, Inc. and Deeptrade PTY LTD (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on November 28, 2025).
10.35	Amendment to the Copyright Transfer Agreement, dated December 16, 2025, by and between Professional Diversity Network, Inc., Inc. and High Wave Corp
10.36	Purchase Agreement, dated December 17, 2025, by and between Professional Diversity Network, Inc. and DeeptradeX.ai (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on December 17, 2025).
21*	List of Subsidiaries of the Company
23.1*	Consent of Sassetti, LLC.
23.2*	Consent of SR CPA & Co.
24	Powers of Attorney (included on the signature page to this report)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Professional Diversity Network, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with SEC on March 31, 2025)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith

#	Denotes a management contract or compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2026.

PROFESSIONAL DIVERSITY NETWORK, INC.

By:	/s/ Xun Wu
Name:	Xun Wu
Title:	Chief Executive Officer (Principal Executive Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Professional Diversity Network Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Professional Diversity Network Inc and its subsidiaries (collectively, the “Company”) as of December 31, 2025, and the related consolidated statement of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and the consolidated results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ SR CPA & Co
SR CPA & Co.
Hong Kong
March 31, 2026
We have served as the Company’s auditor since 2025.
PCAOB ID No. 7249

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Professional Diversity Network, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Professional Diversity Network, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Investment Valuation

Critical Audit Matter Description

As described in Note 8, the Company’s valuation of the Level 3 investment in Profit Participation Rights involves the calculation of estimated fair value of QBSG Limited, a non-public entity. The Company uses the discounted cash flow model to estimate fair value, among other models, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. In addition, the discounted cash flow model requires the Company to select an appropriate weighted average cost of capital based on current market conditions as of December 31, 2024. Changes in these assumptions could have a significant impact on the fair value. In turn, a high degree of auditor judgment was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, related to the forecasts of revenue and operating margin and selection of the weighted average cost of capital.

How the Critical Audit Matter was Addressed in the Audit

To address this matter in our audit, we obtained an understanding of the design and implementation of internal controls as they relate to management’s evaluation of the inputs to the estimated fair value.  Our audit procedures included evaluating the reasonableness of the valuation models, methodology and significant assumptions, including comparing forecasts to internal communications to management and the board of directors.  We tested the mathematical accuracy of the Company’s calculation of the weighted average cost of capital and compared value to peer companies in similar industries.

We have served as the Company’s auditor since 2022.

Oak Brook, Illinois

March 31, 2025

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

Current Assets:
Cash and cash equivalents	$216,954	$1,731,155
Restricted cash	1,250,000	-
Accounts receivable, net	807,660	1,218,679
Other receivables	200,993	12,577
Prepaid expense and other current assets	84,190	264,117
Total current assets	2,559,797	3,226,528

Property and equipment, net	36,434	48,956
Capitalized technology, net	219,297	327,372
Goodwill	1,417,753	1,417,753
Intangible assets, net	9,629,008	134,733
Right-of-use assets	149,525	226,704
Security deposits	49,755	49,755
Other assets	3,806,000	2,550,000
Total assets	$17,867,569	$7,981,801

Current Liabilities:
Accounts payable	$737,877	$155,661
Accrued expenses	1,333,570	863,888
Deferred revenue	1,193,267	1,842,036
Other current liabilities	3,235,530	-
Lease liability, current portion	102,581	94,248
Total current liabilities	6,602,825	2,955,833

Lease liability, non-current portion	82,484	185,064
Total liabilities	6,685,309	3,140,897

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 7,298,358 shares and 1,823,327 shares issued as of December 31, 2025 and 2024, and 7,298,306 and 1,823,275 shares outstanding as of December 31, 2025 and 2024	72,983	18,233
Additional paid in capital	120,579,209	107,755,971
Accumulated other comprehensive income	-	-
Accumulated deficit	(108,865,674)	(102,414,683)
Treasury stock, at cost; 52 and 52 shares at December 31, 2025 and 2024	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	11,749,401	5,322,404
Non-controlling interest	(567,141)	(481,500)
Total stockholders’ equity	11,182,260	4,840,904
Total liabilities and stockholders’ equity	$17,867,569	$7,981,801

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2025	2024
Revenues:
Membership fees and related services	$342,446	$428,612
Recruitment services	3,456,212	4,434,235
Contracted software development	2,726,849	1,830,018
Consumer advertising and marketing solutions	21,232	37,740
Total revenues	6,546,739	6,730,605

Costs and expenses:
Cost of revenues	3,724,111	2,646,425
Sales and marketing	1,911,586	2,752,173
General and administrative	7,205,700	3,533,351
Depreciation and amortization	157,926	203,801
Total costs and expenses	12,999,323	9,135,750

Loss from continuing operations	(6,452,584)	(2,405,145)

Other income (expense)
Interest and other income (expense), net	(58,764)	(184,221)
Other income (expense), net	(58,764)	(184,221)

Loss before income tax benefit	(6,511,348)	(2,589,366)
Income tax benefit (expense)	-	(6,321)
Loss from continuing operations, net of tax	(6,511,348)	(2,595,687)
Loss from discontinued operations	-	-
Net loss including non-controlling interests	$(6,511,348)	$(2,595,687)
Net loss attributable to non-controlling interests	60,357	83,722
Net loss attributable to Professional Diversity Network, Inc.	(6,450,991)	(2,511,965)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(6,450,991)	$(2,511,965)
Foreign currency translation adjustment	-	-
Comprehensive loss	$(6,450,991)	$(2,511,965)

Basic and diluted loss per share:
Continuing operations	$(2.11)	$(2.07)
Net loss per share	$(2.11)	$(2.07)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	3,080,246	1,252,300

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated	Non-
			Additional				Other	controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity
Balance at December 31, 2023	1,145,201	$11,452	$102,976,542	$(99,902,718)	52	$(37,117)	$-	$(479,918)	$2,568,241

Sale of Common Stock	557,999	5,580	4,480,137	-	-	-	-	-	4,485,717
Issuance of Common Stock	113,636	1,136	498,864	-	-	-	-	-	500,000
Share-based compensation	6,439	65	175,428	-	-	-	-	-	175,493
Amortization of commitment fee	-	-	(375,000)	-	-	-	-	-	(375,000)
Changes in Noncontrolling Interests		-	-					82,140	82,140
Net loss	-	-	-	(2,511,965)	-	-	-	(83,722)	(2,595,687)
Balance at December 31, 2024	1,823,275	$18,233	$107,755,971	$(102,414,683)	52	$(37,117)	$-	$(481,500)	$4,840,904

Sale of Common Stock	1,722,845	17,228	6,032,184	-	-	-	-		6,049,412
Issuance of Common Stock	1,968,284	19,683	3,675,365	-	-	-	-		3,695,048
Share-based compensation	1,783,902	17,839	3,577,905	-	-	-	-		3,595,744
Amortization of commitment fee	-	-	(187,500)	-	-	-	-	-	(187,500)
Changes in Noncontrolling Interests		-	(274,716)					(25,284)	(300,000)
Net loss	-	-	-	(6,450,991)	-	-	-	(60,357)	(6,511,348)
Balance at December 31, 2025	7,298,306	$72,983	$120,579,209	$(108,865,674)	52	$(37,117)	$-	$(567,141)	$11,182,260

The accompanying notes are an integral part of these financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Loss from continuing operations	$(6,511,348)	$(2,595,687)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	157,926	203,801
Noncash lease expense	91,389	91,387
Stock-based compensation expense	3,595,744	175,493
Provision for doubtful accounts	142,618	13,986
Loss on seizure of cash	-	184,055
Unrealized loss on investment	44,000	-
Loss on disposal of property, plant and equipment	-	2,024
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	268,400	(98,597)
Prepaid expenses and other current assets	(195,989)	159,089
Accounts payable	582,216	(369,194)
Accrued expenses	469,681	(3,996)
Other current liabilities	24,946	-
Lease liability	(108,457)	(106,006)
Deferred revenue	(648,769)	(157,805)
Net cash used in operating activities - continuing operations	(2,087,643)	(2,501,450)
Net cash used in operating activities	(2,087,643)	(2,501,450)

Cash flows from investing activities:
Costs incurred to develop technology	-	(242,020)
Purchases of property and equipment	(3,995)	(20,873)
Payments to acquire investments	(1,300,000)	(700,000)
Purchases of intangible assets	(3,700,000)
Net cash used in investing activities - continuing operations	(5,003,995)	(962,893)
Net cash used in investing activities	(5,003,995)	(962,893)

Cash flows from financing activities:
Proceeds from the sale of Common Stock	6,052,746	4,485,717
Proceeds from (Repayment of) short-term debt	774,691	-
Proceeds from Noncontrolling Interests	-	82,140
Net cash provided by financing activities - continuing operations	6,827,437	4,567,857
Net cash provided by financing activities	6,827,437	4,567,857

Effect of exchange rate fluctuations on cash and cash equivalents
Net (decrease) increase in cash, cash equivalents, and restricted cash	(264,201)	1,103,514
Cash, cash equivalents, and restricted cash, beginning of period	1,731,155	627,641
Cash, cash equivalents, and restricted cash, end of period	1,466,954	1,731,155

Supplemental disclosures of other cash flow information:
Non-cash stock issuance for commitment funding	$-	$-
Non-cash stock issuance for acquisition of Expo Experts	$-	$-
Non-cash stock issuance for investment in QBSG Limited	$-	$500,000
Non-cash stock issuance for additional interest in RemoteMore USA, Inc.	$300,000	$-
Non-cash amortization of commitment funding	$187,500	$375,000
Non-cash stock issuance for acquisition of copyright	$3,233,828	$-
Conversion from Note Payable to Common Stock	$157,887	$-
Acquisition of DTT Tokens	$2,593,780	$-

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

During fiscal year 2025, the Company initiated a strategic transformation to expand beyond its traditional online professional networking and talent marketplace operations and into Web3.0, copyrights, digital asset, and real-world asset (“RWA”) platform initiatives. This transformation reflects management’s objective to diversify revenue streams, integrate emerging technologies, and position the Company within blockchain-enabled digital ecosystems, particularly in Asia-Pacific markets. Management’s strategic plan may involve additional investments in technology, partnerships, and human capital to support these initiatives.

2. Going Concern and Management’s Plans

At December 31, 2025, the Company’s principal sources of liquidity were its cash and cash equivalents and the net proceeds from the sale of common stock, par value $0.01 per share (“Common Stock”) during the twelve months ended December 31, 2025.

The Company had an accumulated deficit of $108,865,674 on  December 31, 2025. During the year ended December 31, 2025, the Company generated a net loss from continuing operations of $6,452,584 and used cash in continuing operations during the twelve months ended December 31, 2025, of $2,087,643. On  December 31, 2025, the Company had a cash balance of $216,954. Total revenues during the year ended December 31, 2025, were $6,546,739 compared to total revenues of $6,730,605 during the year ended December 31, 2024. The Company had a working capital deficit from continuing operations of $4,043,028 and a working capital from continuing operations of $270,695 on  December 31, 2025, and 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital through the issuance of Common Stock, and generate revenues. The consolidated financial information contained herein does not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that its available cash on hand and cash flow from operations may be sufficient to meet our working capital requirements through the fiscal period ending December 31, 2026, however in order to accomplish our business plan objectives, the Company will need to continue its cost reduction efforts, increase revenues, raise capital through the issuance of Common Stock, or through a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our Common Stock may not be successful, or if available, they may not be available on acceptable terms.

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

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	December 31, 2025	December 31, 2024

Balance, beginning of period	$61,923	$66,526
Provision for credit losses	142,618	13,986
Write-offs	(11,638)	(18,589)
Balance, end of period	$192,903	$61,923

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets.

Other Receivables – Other receivables represent amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025, the balance in other receivables as reported on the consolidated balance sheet was deemed collectible.

Property and Equipment - Property and equipment are stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets, which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense for the years ended December 31, 2025, and 2024 was $16,517 and $11,936, respectively, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations. Accumulated depreciation as of December 31, 2025, and 2024, was $53,251 and $36,734, respectively.

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

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the years ended December 31, 2025, and 2024, the Company incurred advertising and marketing expenses of $508,088 and $746,490. These amounts are included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by Federal or state tax authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for Federal and state tax purposes include the years ended December 31, 2022 through 2024.

The Company’s policy for recording interest and penalties associated with audits is to record such expenses as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2025.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into Common Stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the years ended December 31, 2025, and 2024, excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of December 31,
	2025	2024

Stock options	1,500	1,500
Unvested restricted stock	63,684	24,653
Total dilutive securities	65,184	26,153

Recent Accounting Pronouncements

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

ASU 2025-01, Income Statement—Expense Disaggregation Disclosures (Issued January 2025). In January 2025, the FASB issued ASU 2025-01, which clarifies the effective date of prior guidance requiring enhanced disaggregation of certain expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods thereafter. The Company is currently assessing the impact of this guidance.

ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Current Receivables. In May 2025, the FASB issued ASU 2025-05, which provides additional guidance and a practical expedient related to measuring expected credit losses for current accounts receivable and contract assets. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (Issued June 2025). In June 2025, the FASB issued ASU 2025-06, which modernizes the accounting for internal-use software by clarifying when capitalization begins and simplifying certain development stage guidance. The amendments are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this guidance.

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

In  April 2024, the Company and the minority group made an aggregate $300,000 capital injection while maintaining the same percentage of control of interest.

In  February 2025, the Company acquired an additional 10.01% interest for approximately $300,000 for a total of 82.63% interest in RemoteMore.

In November 2025, the Company acquired an additional 1.95% ownership interest through the conversion of a $43,800 loan, increasing its total interest in RemoteMore to 84.58%.

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

Revenue Concentration

We, in alliance with another company, partner to sell two recruitment services products. This alliance member previously built, hosted, and managed our job boards and website in addition to billing customers, collecting fees, and providing customer services. For the year ended December 31, 2025, and 2024, the Company recorded approximately 0.9% and 4.6% of its recruitment services revenue from this alliance sales relationship, respectively.

Disaggregation of revenue

Revenue is disaggregated by product line (see Note 16 - Segment Information).

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of December 31, 2025, and 2024.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered, or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of $1,193,267 and $1,842,036 are included in current deferred revenues, on the consolidated balance sheets as of December 31, 2025 and December 31, 2024.

For the years ended December 31, 2025 and 2024, we recognized revenue associated with contract liabilities that were included in the contract liabilities balance at the beginning of the period as follows:

	December 31, 2025	December 31, 2024

Balance, beginning of period	$1,842,036	$1,999,841
Recognized revenue associated with contract liabilities	(3,796,674)	(4,820,422)
Amounts collected or invoiced	3,147,905	4,662,617
Balance, end of period	$1,193,267	$1,842,036

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	December 31,
	2025	2024
Capitalized cost:
Balance, beginning of period	$327,372	$186,103
Additional capitalized cost	-	242,019
Provision for amortization	(108,075)	(100,750)
Balance, end of period	$219,297	$327,372

Amortization expense related to capitalized technology of $108,075 and $100,750 for the years ended December 31, 2025, and 2024, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

7. Intangible Assets

Intangible assets, net is as follows:

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2025	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,186,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition (months)	3 - 12	1,377,083	(1,377,083)	-
Copyrights	5 - 15	6,933,828	-	6,933,828
		20,522,020	(13,588,192)	6,933,828
Indefinite-lived intangible assets:
Trade name				101,400
Crypto				2,593,780
Intangible assets, net				$9,629,008

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2024	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,152,848)	33,333
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition (months)	3 - 12	1,377,083	(1,377,083)	-
		13,588,192	(13,554,859)	33,333
Indefinite-lived intangible assets:
Trade name				101,400
Intangible assets, net				$134,733

On  September 3, 2025, the Company entered into a copyright transfer agreement (the “High Wave Copyright Transfer Agreement”) with High Wave Corp (“High Wave”), under which High Wave agreed to assign to the Company the copyrights and related rights of forty (40) original musical works, including all copyrights and related rights such as reproduction, performance, broadcasting, and adaptation. The total purchase consideration is $10,000,000, payable in four installments between  October 15 and  November 30, 2025, with ownership of each batch of works transferring upon payment. High Wave warranted full ownership and non-infringement of the works, waived all moral rights, and agreed not to resell or license them. As of  December 31, 2025, the Company had paid $3,700,000 under the High Wave Agreement. On December 16, 2025, the Company entered into an amendment to the copyright transfer agreement (the “First Amendment to High Wave Copyright Transfer Agreement”), pursuant to which the Company retained the right, but not the obligation, to purchase the remaining twenty-five (25) musical works for total consideration of $6,300,000. If the Company elects to proceed with such purchase, the Company and High Wave will mutually agree on the delivery schedule and payment terms for the remaining works.

On  September 12, 2025, the Company entered into the Copyright Agreement with Streams Ohio, a non-affiliated accredited investor. Pursuant to the Streams Ohio Copyright Agreement, the Company agreed to acquire eight (8) original musical works from the Streams Ohio. Under the terms of the Streams Ohio Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, or a combination thereof. The Board approved payment of the consideration through the issuance of 556,000 shares of Common Stock (the “Copyright Shares”), with an aggregate value of approximately $1,629,080, based on the closing price of $2.93 per share on September 12, 2025, subject to the limitations of the Nasdaq Listing Rule 5635. The Copyright Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The Streams Ohio Copyright Agreement contains customary representations, warranties, and covenants.

On November 24, 2025, the Company entered into a copyright transfer agreement with Shohan Event Organizers Co., L.L.C. , a non-affiliated accredited investor. Pursuant to the Copyright Agreement, the Company agreed to acquire five (5) original musical works from the Copyright Seller. Under the terms of the Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.01 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 927,600 shares of Common Stock, with an aggregate value of approximately $1,604,748, based on the closing price of $1.73 per share on November 24, 2025, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Copyright Shares will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

On December 17, 2025, the Company entered into a purchase agreement with DeeptradeX.ai, an Australian-based digital asset trading platform, pursuant to which the Company agreed to acquire an aggregate of 25,937,800 native utility digital tokens issued by the Seller (the “DTT Tokens”). The DTT Tokens are intended to function as a medium of exchange for services on the Seller’s Web3.0 digital asset platform and do not represent equity, debt, dividends, governance rights or profit-sharing interests. The total consideration for the DTT Tokens is $2,593,780, payable, at the Company’s election, in cash, shares of Common Stock, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 1,358,000 shares of Common Stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC and the shares were issued on  January 2, 2026. The Consideration Shares was be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The DTT Tokens will be delivered to a wallet address designated by the Company and will be subject to a 12-month lock-up period followed by a 24-month linear vesting period, with releases occurring automatically pursuant to an immutable smart contract. The Purchase Agreement contains customary representations, warranties and covenants, including representations regarding regulatory compliance, token functionality and indemnification for certain regulatory matters. The Company measures the digital tokens at fair value on a recurring basis, and such measurements are classified within Level 1 of the fair value hierarchy.

Amortization expense related to intangible assets of $33,333 and $91,114 for the years ended  December 31, 2025, and 2024, respectively, is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

On  December 17, 2025, in connection with the closing of the Company’s equity financing, the outstanding $150,000 convertible note issued in July 2025, together with accrued interest, was converted into 101,351 shares of the Company’s common stock at a conversion price of $1.48 per share. Upon conversion, the carrying amount of the convertible note, including accrued interest, was reclassified to Common Stock and additional paid-in capital. No gain or loss was recognized upon conversion.

9. Long-term Investments

On   September 27, 2022, the Company entered into a Stock Purchase Agreement (the “Koala SPA”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta ( “Koala”). Upon the execution of the Koala SPA, the Company purchased 65,700 issued ordinary shares of Koala Crypto Limited (now renamed as QBSG Limited (“QBSG”)) from Koala, representing 9% of the total issued share capital of QBSG, and in exchange, the Company issued 86,339 shares of its Common Stock to Koala in a private placement (the “Consideration Shares”) valued at $1,350,000. As allowed under ASC 321-10-35, the Company has elected to measure the equity investment in QBSG at cost as QBSG is a private company and does not have a readily determinable fair value. The Company evaluates the investment for any impairment annually. The shares of QBSG are recorded in the consolidated balance sheet as ‘other assets’.

Upon execution of the Koala SPA, the Company, Koala and QBSG also entered into a Shareholders’ Agreement. The Shareholders’ Agreement imposes certain transfer restrictions on Koala and the Company as shareholders of QBSG, provides for certain governance and approval rights among the parties, and gives the Company a put option with respect to its investment in QBSG in the event of a change of control of Koala. At the same time, Alan Tak Wai Yau, an individual and the majority shareholder of Koala Capital Limited, which is the parent company of Koala (“Koala Capital”), provided the Company with a share charge over 15 percent of the issued share capital of Koala Capital (the “Share Charge”) and Koala Capital provided the Company with a guaranty and indemnity (the “Guarantee”), which Share Charge and Guarantee were granted as security for a number of Koala’s obligations as set forth therein including obtaining the lifting of the voluntary suspension of QBSG’s virtual financial assets license by the Malta Financial Services Authority (“MFSA”). Koala Capital had submitted and responded to all queries raised by the MFSA, and the authorization/supervision unit has approved its application. To enhance the governance of QBSG's profits and dividends, QBSG has agreed to assign one board seat to the Company's CEO.

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

The fair value of the investment is estimated using a combination of valuation methodologies, including Discounted Cash Flow (“DCF”) analysis, Relative Valuation, and Transaction Comparables, resulting in an average fair value estimate of $1,156,000. These methods incorporate significant unobservable inputs, such as a weighted average cost of capital of 15%, a long-term revenue growth rate of 10%, a long-term pre-tax operating margin of 15%, a 20% discount for lack of control, and a 40% discount for lack of marketability. The valuation also considers market data from publicly traded companies in the crypto infrastructure and digital asset services sectors, as well as data from recent merger and acquisition transactions within the industry. The inputs and estimates used  may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events, including regulation changes in Malta, inability of QBSG to meet revenue and income forecasts or QBSG's inability to pay dividends, all of which could significant decrease the value of the Company's investment. Accordingly, the actual results could differ significantly from those estimates. As of   December 31, 2025, the Company holds a Level 3 investment recorded at $1,156,000.

There was no activity in Level 3 investments other than the acquisition of the Profit Participation investment. Level 3 investments balance was as follows:

December 31, 2025
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

On January 26, 2025, the Company entered into a Stock Purchase Agreement (the “SPA”) with AI Geometric Ltd., a company organized under the laws of the United Kingdom of Great Britain and Northern Ireland (the “Seller”). Pursuant to the SPA, the Company acquired 1,300 shares of the Seller, representing 13% of the Seller’s issued and outstanding shares, for total consideration of $1,300,000 (the “Transaction”). The Company’s Board of Directors approved the Transaction on January 17, 2025, and the closing occurred on January 27, 2025.The investment does not provide the Company with significant influence over the Seller and, accordingly, is accounted for under ASC 321, Investments— Equity Securities. Because AI Geometric Ltd. is a private company and its shares do not have a readily determinable fair value, the Company has elected the measurement alternative under ASC 321- 10- 35- 2. Under this method, the investment is measured at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company evaluates the investment for impairment on a periodic basis and when events or circumstances indicate that the carrying amount may not be recoverable. No impairment charges or observable price adjustments were recorded during the year ended December 31, 2025. The investment in AI Geometric Ltd. is presented within “Other assets” in the consolidated balance sheet.

As of December 31, 2025, long-term investments totaling $3,806,000 were presented within “Other assets” in the consolidated balance sheet.

10. Accrued Liabilities

As of December 31, 2025, and 2024, accrued liabilities consisted of the following:

	Ended December 31,
	2025	2024

Litigation reserve	$700,000	$450,000
Contractor expenses	286,243	170,841
Illinois franchise tax	80,496	94,080
Accrued payroll	189,611	78,466
Accrued legal fees	5,500	5,500
Accrued Board of Director fees	41,195	42,499
Accrued revenue sharing agreements	26,338	14,053
Other	4,187	8,449
Total accrued liabilities	$1,333,570	$863,888

11. Commitments and Contingencies

Lease Obligations

The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 84 months, commencing on October 1, 2020. The Company made approximately $108,000 and $106,000 of cash payments for lease expenses related to the office space for the years ended December 31, 2025, and 2024. The weighted average remaining lease term for the years ended December 31, 2025, and 2024, are 1.75 years and 2.75 years.  The weighted average discount rate for operating leases for the years ended December 31, 2025, and 2024, is 6.0%

As of December 31, 2025, the aggregate future lease payments under all operating leases are as follows:

Operating
2026	$110,908
2027	84,560
Total lease payments	195,468
Less: present value discount	10,403
Present value of lease liabilities	$185,065

As of December 31, 2025, and 2024, right of use assets were $149,525 and $226,704, and related lease obligations remaining, related to the Company's office lease, were $185,065 and $279,312, as recorded on the Company’s consolidated balance sheets.

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

The complaint alleges that NAPW (and PDN in its capacity as an alleged joint employer) violated similar provisions of the FLSA and the NYLL by (i) failing to pay overtime wages as required by both the FLSA and the NYLL, (ii) failing to provide accurate wage statements under the NYLL, and (iii) willfully violating both of those statutes. The Court, in an order issued on March 25, 2024, granted summary judgment against NAPW on the claims related to willful failure to pay overtime wages. The Court dismissed, without prejudice, claims based on failure to provide accurate wage statements under the NYLL based on lack of subject matter jurisdiction. The Court found that questions of fact remain as to whether PDN was a joint employer with NAPW. Damages remain unsettled particularly in light of the Court’s dismissal of the Plaintiff’s claims related to failure to provide accurate wage statements. During the first quarter of 2020, we recorded a $450,000 litigation settlement reserve in the event of an unfavorable outcome in this proceeding. In the fourth quarter of 2025, we recorded an additional $250,000 litigation settlement reserve. NAPW and PDN currently anticipate settling this matter with the plaintiffs by the third quarter of 2026.

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

12. CFL, Deeptrade PTY LTD and Shohan Event Organizers Co. L.L.C. Transaction

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

As of December 31, 2025, CFL beneficially held 269,227 shares of the Company’s outstanding Common Stock equal to approximately 3.7% of the outstanding class.

In November, 2025, the Company entered into a copyright transfer agreement with Shohan Event Organizers Co., L.L.C. , a non-affiliated accredited investor. Pursuant to the Copyright Agreement, the Company agreed to acquire five (5) original musical works from the Copyright Seller. Under the terms of the Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.01 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 927,600 shares of Common Stock, with an aggregate value of approximately $1,604,748, based on the closing price of $1.73 per share on November 24, 2025, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Copyright Shares will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The Copyright Agreement contains customary representations, warranties and covenants.

As of December 31, 2025, Shohan Event Organizers Co., L.L.C. beneficially held 927,600 shares of the Company’s outstanding Common Stock equal to approximately 12.7% of the outstanding class.

In November, 2025, the Company entered into a consultancy agreement with Deeptrade PTY LTD , a non-affiliated accredited investor. Pursuant to the Consultancy Agreement, the Consultant agreed to provide the Company with professional consultancy services relating to the Company’s intended expansion into Web3.0, digital asset, and real-world-asset platform for a total consideration of $1,616,000. Under the terms of the Consultancy Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.01 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 898,000 shares of Common Stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Consultancy Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The Consultancy Agreement contains customary representations, warranties and covenants.

As of December 31, 2025, Deeptrade PTY LTD beneficially held 898,000 shares of the Company’s outstanding Common Stock equal to approximately 12.3% of the outstanding class.

13. Stockholders’ Equity

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

Common Stock – The Company has one class of Common Stock outstanding with a total number of shares authorized of 45,000,000. As of December 31, 2025, the Company had 7,298,306 shares of Common Stock outstanding.

In the first quarter of 2024, the Company issued 4,022 shares of its Common Stock to Tumim Stone Capital in connection with its committed equity line program, at a price of approximately $23.60 per share, resulting in aggregate gross proceeds of $95,104. In the second quarter of 2024, the Company issued 18,467 shares of its Common Stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $12.70 to $15.60 per share, resulting in aggregate gross proceeds of $239,885. In the third quarter of 2024, there was no Common Stock issuance to Tumim Stone Capital. In the fourth quarter of 2024, the Company issued 5,643 shares of its Common Stock to Tumim Stone Capital in connection with its committed equity line program, at a price range of approximately $8.30 per share, resulting in aggregate gross proceeds of $46,728. On  February 25, 2025, the Company and Tumim Stone Capital both agreed to terminate the Common Stock Purchase Agreement (“Purchase Agreement”) in connection with the committed equity line program in accordance with Section 7.1 thereof, effective on the fifth business day thereafter. Consequently, no further shares of Common Stock will be sold under the Purchase Agreement.

In June, 2024, the Company entered into a stock purchase agreement with Eighty-eight Investment LLC, a Delaware limited liability company wholly owned and controlled by Mr. Xin He, our former Chief Executive Officer. This purchase of 100,000 shares of our Common Stock at a price of $4.95 per share provided aggregate proceeds of $495,000. The purchase price represented the last consolidated closing bid price on the Nasdaq Capital Market prior to the execution of the agreement, in accordance with the requirements of Nasdaq Listing Rule 5635(c) and applicable Nasdaq interpretations.

In September, 2024, the Company entered into a stock purchase agreement with Yu Tian, an individual and a resident of the People’s Republic of China, in connection with the purchase by Yu Tian of 39,867 shares of Common Stock at a price of approximately $3.01 per share for aggregate gross proceeds of $120,000.

In November 2024, the Company entered into a stock purchase agreement with a single institutional investor, in connection with the purchase thereby of 140,000 shares of Common Stock, and 110,000 pre-funded warrants to purchase Common Stock (the “Pre-Funded Warrants”) in a registered direct offering at a price of $8.00 per share (or $7.90 per Pre-Funded Warrant) for aggregate gross proceeds of $1,989,000.

In December 2024, the Company entered into a Profit Participation Agreement with Koala Malta Limited, a private limited liability company registered under the laws of Malta to purchase a 6% right in QBSG Limited to receive all distributions and dividends which may be declared and/or distributed by the QBSG Limited on an annual basis in terms of applicable law, along with all rights, title, and interest from the Koala Malta Limited. The consideration of the profit participation is $1,200,000, including $700,000 cash and $500,000 value of the Company’s Common Stock, or a total of 113,636 shares at a price of $4.40 per share. In addition to the 9% share purchase from QBSG Limited in September 2022, the Company now owns the right to receive 15% of all distributions and dividends by QBSG Limited.

In December 2024, the Company entered into a stock purchase agreement with Aurous Vertex Limited (the “Investor”), a British Virgin Islands company, in connection with the purchase by the Investor of 250,000 shares of Common Stock at a price of $6.00 per share for aggregate gross proceeds of $1.5 million. In the agreement, Aurous Vertex Limited has an option to purchase an additional 100,000 shares of Common Stock at a subsequent closing. The purchase price per share of the additional 100,000 shares of Common Stock will be the lesser of (a) $6.00 per share and (b) the closing price of the Common Stock on the date that Investor delivers its written notice to the Company of its election to purchase the Second Closing Shares as described above.

In  February 2025, the Company received a Written Notice from a single institutional investor to exercise 110,000 Pre-Funded Warrants originally purchased in  November 2024 at a price of $7.90 per warrant. In connection with the exercise, the institutional investor paid an additional $0.10 per share—bringing the total purchase price to $8.00 per share—for the issuance of 110,000 shares of Common Stock, resulting in additional gross proceeds of $11,000 to the Company.

In  February 2025, the Company entered into a stock purchase agreement (the “SPA”) with Boris Krastev Ventures UG (the “Seller”), pursuant to which the Company shall acquire 1,000,000 shares of Common Stock (the “Acquisition”) of RemoteMore USA, Inc., a Delaware corporation (“RemoteMore” or the “Target Company”) for a purchase price of $300,000, which was paid to the Seller at the closing of the Acquisition through the issuance of 50,000 newly issued restricted shares of the Company’s Common Stock, at a price of $6.00 per share (the “Shares”). The closing of the Acquisition is subject to satisfaction of certain closing conditions set forth in the SPA. Prior to the Acquisition, the Company held 8,262,500 shares of the Target Company, representing a majority interest in the Target Company. Upon the closing of the Acquisition, the Company’s ownership increased to approximately 82.625% of the Target Company’s outstanding shares.

In  February 2025, Aurous Vertex Limited delivered a Written Notice to the Company exercising its option to purchase an additional 100,000 shares of Common Stock at a purchase price per share of $3.385, the closing price of the Company’s Common Stock on  February 25, 2025. On  March 24, 2025, upon the satisfaction or waiver of the closing conditions, the Company issued an additional 100,000 shares of Common Stock to Aurous Vertex Limited.

In  March 2025, the Company filed a certificate of amendment to its amended and restated certificate of incorporation in order to implement a 10-for-1 reverse stock split, through which each ten shares of Common Stock issued and outstanding were combined and changed into one share of Common Stock. All share amounts and share prices in this annual report on Form 10-K have been adjusted to give effect to the reverse stock split.

In  July 2025, the Company completed a warrant exchange transaction pursuant to a Warrant Exchange Agreement (the “Exchange Agreement”) with certain holder (the “Holder”) of 250,000 Series A warrants (the “Series A Warrants”) entered on  June 30, 2025, each to purchase one share of the Common Stock of the Company, and 250,000 Series B warrants (the “Series B Warrants”, and collectively with the Series A Warrants, the “Warrants”), each to purchase one share of Common Stock of the Company at an exercise price of $6.80 per share. The Warrants were issued on  November 20, 2024 to the Holder in connection with a registered direct offering and concurrent private placement of warrants which closed on  November 20, 2024. Pursuant to the Exchange Agreement, the Holder agreed to surrender 500,000 Warrants for cancellation and the Company agreed, in exchange, to issue an aggregate of 333,333 shares of Common Stock to the Holder.

In  September 2025, the Company entered into a copyright transfer agreement (the “High Wave Copyright Transfer Agreement”) with High Wave Corp (“High Wave”), under which High Wave agreed to assign to the Company the copyrights and related rights of forty (40) original musical works, including all copyrights and related rights such as reproduction, performance, broadcasting, and adaptation. The total purchase consideration is $10,000,000, payable in four installments between  October 15 and  November 30, 2025, with ownership of each batch of works transferring upon payment. High Wave warranted full ownership and non-infringement of the works, waived all moral rights, and agreed not to resell or license them. As of  December 31, 2025, the Company had paid $3,700,000 under the High Wave Agreement to purchase 15 original musical works. As of December 31, 2025, the Company had no further obligation to make additional payments or to acquire the remaining twenty-five (25) original musical works for the remaining aggregate purchase consideration of $6,300,000.

In  September 2025, Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company agreed to issue and sell to Streeterville shares of its Common Stock, in one or more pre-paid advance purchases (each, a “Pre-Paid Purchase” and collectively, the “Pre-Paid Purchases”) for an aggregate purchase price of up to $20,000,000. The Company also agreed to issue to Streeterville 22,197 shares of Common Stock (the “Commitment Shares”) as consideration for Streeterville’s commitment, after Shareholder Approval (as defined below) is obtained, and 227,500 shares of Common Stock for $2,275 as pre-delivery shares (the “Pre-Delivery Shares”), which Pre-Delivery Shares were issued at the closing of the transactions contemplated by the Securities Purchase Agreement. The transactions closed on  September 5, 2025 (the “Closing Date”). The proceeds from the Pre-Paid Purchases were expected to be used for working capital and other corporate purposes, including repayment of debt, strategic and other general corporate purposes. The Securities Purchase Agreement provides for an initial Pre-Paid Purchase in the principal amount of up to $8,655,000 (the “Initial Pre-Paid Purchase”), an original issue discount of up to $640,000 and transaction expenses of $15,000, the terms of which are set forth on secured prepaid purchase #1 (“Pre-Paid Purchase #1”). The Company received $3,397,725 in cash proceeds under the Initial Pre-Paid Purchase and $2,275 for the Pre-Delivery Shares on the Closing Date. The Initial Pre-Paid Purchase accrues interest at the rate of 8% per annum. Within thirty (30) days after closing, Streeterville would fund the remaining $4,602,275.00 under the Initial Pre-Paid Purchase into a deposit account (the “Deposit Account”) of the Company’s wholly-owned subsidiary, IPDN Holdings, LLC, a Utah limited liability company (“IPDN Holdings”), secured by a deposit account control agreement (the “DACA”), a guaranty (the “Guaranty”) by IPDN Holdings, and a pledge agreement (the “Pledge Agreement”) by the Company pledging 100% of the equity interests in IPDN Holdings, subject to certain conditions: (i) the DACA, the Guaranty and the Pledge Agreement are each executed and delivered to Streeterville, (ii) the Deposit Account has been opened, (iii) no Event of Default (as defined in the Initial Pre-Paid Purchase) under the Initial Pre-Paid Purchase has occurred, and (iv) trading in the Common Stock is not suspended, halted, chilled, frozen, reached zero bid or otherwise ceased trading on the Nasdaq Capital Market. On October 7, 2025, Streeterville funded the remaining $4,602,275.00 to the Deposit Account. In the fourth quarter of 2025, the Company issued 1,005,986 shares of its Common Stock to Streeterville Capital, LLC, at a price range of $1.31 to $2.70 per share, resulting in aggregate gross proceeds of $2,250,000.

In  September 2025, the Company entered into the Copyright Agreement with Streams Ohio, a non-affiliated accredited investor. Pursuant to the Streams Ohio Copyright Agreement, the Company agreed to acquire eight (8) original musical works from the Streams Ohio. Under the terms of the Streams Ohio Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, or a combination thereof. The Board approved payment of the consideration through the issuance of 556,000 shares of Common Stock (the “Copyright Shares”), with an aggregate value of approximately $1,629,080, based on the closing price of $2.93 per share on September 12, 2025, subject to the limitations of the Nasdaq Listing Rule 5635. The Copyright Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The Streams Ohio Copyright Agreement contains customary representations, warranties, and covenants.

In  September 2025, the Company entered into the B&W Capital Consulting Agreement with B&W Capital, a non-affiliated accredited investor. Under the B&W Capital Consulting Agreement, the Company engaged the Consultant to provide strategic, business development, investor relations and capital markets advisory services for a period of 12 months, unless terminated earlier pursuant to the terms therein. As consideration for such services, the Board approved the issuance of 550,000 shares of Common Stock (the “Consulting Shares”), also subject to the limitations of the Nasdaq Listing Rule 5635. The Consulting Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. The B&W Capital Consulting Agreement contains customary representations, warranties and covenants.

In November 2025, the Company entered into a copyright transfer agreement with Shohan Event Organizers Co., L.L.C. , a non-affiliated accredited investor. Pursuant to the Copyright Agreement, the Company agreed to acquire five (5) original musical works from the Copyright Seller. Under the terms of the Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.01 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 927,600 shares of Common Stock, with an aggregate value of approximately $1,604,748, based on the closing price of $1.73 per share on November 24, 2025, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Copyright Shares will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

In November 2025, the Company entered into a consultancy agreement with Deeptrade PTY LTD , a non-affiliated accredited investor. Pursuant to the Consultancy Agreement, the Consultant agreed to provide the Company with professional consultancy services relating to the Company’s intended expansion into Web3.0, digital asset, and real-world-asset platform for a total consideration of $1,616,000. Under the terms of the Consultancy Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.01 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 898,000 shares of Common Stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Consultancy Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The Consultancy Agreement contains customary representations, warranties and covenants.

In December 2025, in connection with the closing of the Company’s equity financing, the outstanding $150,000 convertible note issued in July 2025, together with accrued interest, was converted into 101,351 shares of the Company’s common stock at a conversion price of $1.48 per share. Upon conversion, the carrying amount of the convertible note, including accrued interest, was reclassified to Common Stock and additional paid-in capital. No gain or loss was recognized upon conversion.

In December 2025, the Company entered into a purchase agreement with DeeptradeX.ai, an Australian-based digital asset trading platform, pursuant to which the Company agreed to acquire an aggregate of 25,937,800 native utility digital tokens issued by the Seller (the “DTT Tokens”). The DTT Tokens are intended to function as a medium of exchange for services on the Seller’s Web3.0 digital asset platform and do not represent equity, debt, dividends, governance rights or profit-sharing interests. The total consideration for the DTT Tokens is $2,593,780, payable, at the Company’s election, in cash, shares of Common Stock, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 1,358,000 shares of Common Stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC and the shares were issued on  January 2, 2026. The Consideration Shares was be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The DTT Tokens will be delivered to a wallet address designated by the Company and will be subject to a 12-month lock-up period followed by a 24-month linear vesting period, with releases occurring automatically pursuant to an immutable smart contract. The Purchase Agreement contains customary representations, warranties and covenants, including representations regarding regulatory compliance, token functionality and indemnification for certain regulatory matters.

Total shares issued during fiscal year 2025 were as follows:

				Total Cash
	Common Stock		Additional	Received or Receivable from
	Shares	Amount	Paid -in Capital	Stock Issuances ($)
Armistice Capital	443,333	$4,433	$9,900	$14,334
Aurous Vertex Limited	100,000	1,000	337,500	338,500
B&W Capital Group LLC	550,000	5,500	1,606,000	-
Boris Krastev Ventures UG	50,000	500	299,500	-
Megan Bozzuto	29,412	294	49,706	50,000
Deeptrade Pty Ltd	898,000	8,980	1,607,020	-
Shohan Event Organizers Co. LLC	927,600	9,276	1,595,472	-
Streams Ohio Corp.	657,351	6,574	1,780,394	-
Streeterville Capital	1,505,672	15,057	5,635,165	5,650,000
Reverse Split Cash in Lieu payment	(42)	(1)	(87)	(88)
Vesting of grants to Board of Directors*	39,705	397	61,802	-
Grants to management/employees*	274,000	2,740	315,080	-
Total	5,475,031	$54,750	$13,297,452	$6,052,746

*	see Note 14 – Stock-Based Compensation – Restricted Stock

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

The following table summarizes the Company’s stock option activity for the years ended December 31, 2025, and 2024:

Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Options	Price	(in Years)	(in thousands)
Outstanding - January 1, 2025	1,500	$44.60	4.2	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2025	1,500	$44.60	3.2	$-

Exercisable at December 31, 2025	1,500	$44.60	3.2	$-

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Life	Value
	Options	Price	(in Years)	(in thousands)
Outstanding - January 1, 2024	3,306	$90.04	5.7	$-
Granted	-	-
Exercised	-	-
Forfeited	(1,806)	-
Outstanding - December 31, 2024	1,500	$44.60	4.2	$-

Exercisable at December 31, 2024	1,500	$44.60	4.2	$-

There were no stock options granted in fiscal 2025 or 2024.

The Company recorded non-cash stock-based compensation expense of approximately $0 and $0 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2025, and 2024, pertaining to stock options awards.

Warrants

As of December 31, 2025, and 2024, there were no warrants outstanding and exercisable.

Restricted Stock

A summary of restricted stock activity for the years ended December 31, 2025, and 2024 is as follows:

Number of
Shares
Outstanding - January 1, 2024	11,733
Granted	28,890
Forfeited	(4,847)
Vested	(11,123)
Outstanding - December 31, 2024	24,653
Granted	377,389
Forfeited	-
Vested	(338,358)
Outstanding - December 31, 2025	63,684

During the year ended December 31, 2025 the Company granted 63,684 restricted stock units (“RSUs”) to non-employee directors as partial compensation for their service as a director. The aggregate grant date fair value of the combined awards amounted to approximately $121,507. The RSU award to the Board member fully vests on the one-year anniversary after the date of grant. The Company also granted 274,000 RSUs to certain officers and managers with immediate vesting. The aggregate grant date fair value of the combined awards amounted to approximately $317,820.

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

The Company recorded non-cash stock-based compensation expense of approximately $368,000 and $175,000 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2025, and 2024, respectively, pertaining to restricted stock awards.

Total unrecognized stock-based compensation expense related to unvested restricted stock at December 31, 2025 was approximately $83,699 and is expected to be recognized through the third quarter of 2026.

During the year ended December 31, 2025 the Company issued a total of 1,448,000 shares of Common Stock to non-affiliated consultants in exchange for strategic, business development, investor relations, and professional consultancy services.

B&W Capital Consulting Agreement: In September 2025, the Company engaged B&W Capital, a non-affiliated accredited investor, to provide strategic, business development, investor relations, and capital markets advisory services for a period of 12 months. The Board approved the issuance of 550,000 shares of Common Stock (the “Consulting Shares”) as consideration.

Deeptrade Consultancy Agreement: In November 2025, the Company engaged Deeptrade PTY LTD, a non-affiliated accredited investor, to provide professional consultancy services related to the Company’s expansion into Web3.0, digital asset, and real-world-asset platforms. The Board approved payment of the consideration through the issuance of 898,000 shares of Common Stock, with an aggregate fair value of $1,616,000.

The Consulting Shares and Consultancy Shares were issued subject to the limitations of Nasdaq Listing Rule 5635 and in reliance on exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D. The fair value of these shares is recognized as consulting expense over the respective service periods.

15. Income Taxes

The Company has the following net deferred tax assets and liabilities:

	December 31,
	2025	2024
Goodwill and intangible assets	$283,993	$425,865
Developed technology	(14,838)	2,866
Property and equipment	(7,246)	(12,565)
Other deferred tax assets	414,021	320,815
Settlements	121,950	121,950
Stock based compensation	195,978	103,551
Net operating loss	11,863,418	10,365,248
Valuation allowance	(12,857,276)	(11,327,730)
Net deferred tax liability	$-	$-

The benefit for income taxes for the years ended December 31, 2025, and 2024, consists of the following:

	Year Ended December 31,
	2025	2024
Federal:
Current provision	$-	$-
Deferred tax benefit	-	-
	$-	$-
State:
Current provision	$-	$6,321
Deferred tax benefit	-	-
	$-	$6,321
Foreign:
Current provision	$-	$-
Deferred provision (benefit)	-	-
	$-	$-
Income tax expense benefit	$-	$6,321

A reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025, and 2024 is as follows (in thousands, except for percentages):

	Year Ended December 31,
	2025	2024
Expected federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.1%	6.1%
Valuation allowance	(23.5)%	(21.9)%
Permanent items	(0.4)%	(1.0)%
Other	(3.2)%	(4.2)%
	0.0%	(0.0)%

	Year Ended December 31,
	2025	2024
Expected federal statutory amount	$(1,366)	$(546)
State income taxes, net of federal benefit	(397)	(159)
Valuation allowance	1,530	570
Permanent items	24	27
Other	209	108
	$-	$-

The valuation allowance at December 31, 2025 was $12,857,276. The net change in the valuation allowance during the year ended December 31, 2025 was an increase of $1,529,546. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of December 31, 2025.

At December 31, 2025, the Company had U.S. federal, Illinois, and New York net operating loss carryforwards of approximately $45,149,000, $26,698,000, and $11,995,000 respectively. Of the federal amount, $19,304,000 expires between 2034 and 2038, and $25,845,000 has an indefinite carryforward period. The Illinois losses may be carried forward 12 years and begin to expire in 2026. The New York losses may be carried forward 20 year and begin to expire in 2035. Certain tax attributes are subject to an annual limitation as a result of changes in ownership as defined under Internal Revenue Code Section 382. The Company files tax returns in multiple jurisdictions and is subject to examination in these jurisdictions. Significant jurisdictions in the U.S. include New York and Illinois.

16. Segment Information

The Company operates in the following segments: (i) TalentAlly Network, which maintains and operates job board software and hosts career fairs, (ii) NAPW Network, a professional networking organization that addresses personal and professional development opportunities for women, (iii) RemoteMore (beginning in fiscal 2021) which provides companies with talented engineers to provide solutions to their software needs, (iv) Corporate Licensing Service, and (v) Corporate Overhead.

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

The following tables present key financial information of the Company’s reportable segments as of and for the years ended December 31, 2025, and 2024:

	Year Ended December 31, 2025
	TalentAlly	NAPW	RemoteMore	Corporate	Corporate
	Recruitment Services	Membership Services	Contracted Software Development Service	Licensing Service	Overhead	Consolidated
Membership fees and related services	$-	$342,446	$-	$-	$-	$342,446
Recruitment services	3,456,212	-	-	-	-	3,456,212
Contracted software development	-	-	2,726,849	-	-	2,726,849
Consumer advertising and marketing solutions	21,232	-	-	-	-	21,232
Total revenues	3,477,444	342,446	2,726,849	-	-	6,546,739
Income (loss) from continuing operations	(212,101)	(133,847)	(323,462)	(3,412,500)	(2,370,674)	(6,452,584)
Depreciation and amortization	152,260	405	5,261	-	-	157,926
Income tax expense (benefit)	-	-	-	-	-	-
Net income (loss) from continuing operations	(272,984)	(133,846)	(321,344)	(3,412,500)	(2,370,674)	(6,511,348)

	As of December 31, 2025
Goodwill	$465,752	$-	$952,001	$-	$-	$1,417,753
Intangibles assets, net	9,629,008	-	-	-	-	9,629,008
Assets from continuing operations, net of eliminations	18,753,293	17,854	(903,578)	-	-	17,867,569

	Year Ended December 31, 2024
	TalentAlly	NAPW	RemoteMore	Corporate	Corporate
	Recruitment Services	Membership Services	Contracted Software Development Service	Licensing Service	Overhead	Consolidated
Membership fees and related services	$-	$428,612	$-	$-	$-	$428,612
Recruitment services	4,434,235	-	-	-	-	4,434,235
Contracted software development	-	-	1,830,018	-	-	1,830,018
Consumer advertising and marketing solutions	37,740	-	-	-	-	37,740
Total revenues	4,471,975	428,612	1,830,018	-	-	6,730,605
Income (loss) from continuing operations	(41,847)	(145,273)	(313,757)	-	(1,904,268)	(2,405,145)
Depreciation and amortization	145,270	56,695	1,836	-	-	203,801
Income tax expense (benefit)	5,471	-	850	-	-	6,321
Net income (loss) from continuing operations	(228,684)	(146,535)	(316,200)	-	(1,904,268)	(2,595,687)

	As of December 31, 2024
Goodwill	$465,752	$-	$952,001	$-	$-	$1,417,753
Intangibles assets, net	134,733	-	-	-	-	134,733
Assets from continuing operations, net of eliminations	8,793,043	30,342	(841,584)	-	-	7,981,801

17. Employee benefit plans

The Company’s employee benefit plans currently consist of a defined contribution plan for all U.S. employees. The Company does not offer any other postretirement benefit plans, such as retiree medical and dental benefits or deferred compensation agreements to its employees or officers.

U.S. regular, full-time employees are eligible to participate in the Professional Diversity Network Inc. 401(k) Plan (“PDN Plan”), which is a qualified defined contribution plan under section 401(k) of the Internal Revenue Service Code. Under the PDN Plan, employees are eligible to participate after meeting eligibility requirements and employees are always fully vested in their own contributions. Effective January 1, 2021, the Company has elected to match up to 5% of eligible employee contributions. The contribution expense for the PDN Plan was approximately $61,555 and $82,000 for the years ended December 31, 2025, and 2024, respectively.

18. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

On January 2, 2026, the Company issued 1,358,000 shares of its Common Stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC, to DeeptradeX.ai, an Australian-based digital asset trading platform. The issuance was made pursuant to a purchase agreement entered into in December 2025, under which the Company agreed to acquire an aggregate of 25,937,800 native utility digital tokens issued by the seller (the “DTT Tokens”). The DTT Tokens are intended to function as a medium of exchange for services on the seller’s Web3.0 digital asset platform and do not represent equity, debt, dividends, governance rights, or profit-sharing interests. The total consideration for the DTT Tokens is $2,593,780, payable, at the Company’s election, in cash, shares of Common Stock, or a combination thereof. The Board of Directors of the Company approved payment of the consideration through the issuance of the 1,358,000 shares of Common Stock. The Consideration Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder. The DTT Tokens will be delivered to a wallet address designated by the Company and will be subject to a 12-month lock-up period followed by a 24-month linear vesting period, with releases occurring automatically pursuant to an immutable smart contract. The purchase agreement contains customary representations, warranties, and covenants, including representations regarding regulatory compliance, token functionality, and indemnification for certain regulatory matters.

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xun Wu, and his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated as of March 31, 2026.

/s/ Xun Wu
Xun Wu
Chief Executive Officer (Principal Executive Officer)

/s/ Bella Gu
Bella Gu
Chief Financial Officer (Principal Financial Officer)

/s/ Cheung Wai Kee
Cheung Wai Kee
Director

/s/ Tai Song
Tai Song
Director

/s/ Haixia Lu
Haixia Lu Director

/s/ Sze Lok Patrick Wong
Sze Lok Patrick Wong
Director

/s/ Shaikh Ali Sultan AI Nuaimi
Shaikh Ali Sultan AI Nuaimi
Director

/s/ Hao Zhang
Hao Zhang
Chair of Board, Director