Form 10-Q
period 2026-03-31
Professional Diversity Network, Inc.
filed 2026-05-15
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

There were 10,524,032  shares outstanding of the registrant’s common stock as of May 15, 2026.

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

The foregoing list of important factors may not include all such factors. You should consult other disclosures made by the Company (such as in our other filings with the United States Securities and Exchange Commission (the “SEC”) or in company press releases) for additional factors, risks and uncertainties that may cause actual results to differ materially from those projected by the Company. Please refer to Part I, Item 1A, “Risk Factors” of our Annual Report for the fiscal year ended December 31, 2025 filed with the SEC on March 31, 2026 (the “2025 Annual Report”) and Part II, Item 1A, “Risk Factors” of this Quarterly Report for additional information regarding factors that could affect our results of operations, financial condition and cash flow. You should consider these factors, risks and uncertainties when evaluating any forward-looking statements and you should not place undue reliance on any forward-looking statement. Forward-looking statements represent our views as of the date of this Quarterly Report, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date of this Quarterly Report.

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE three months ended March 31, 2026

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2026	December 31, 2025
	(Unaudited)
Current Assets:
Cash and cash equivalents	$34,708	$216,954
Restricted cash	$2,455,000	$1,250,000
Accounts receivable, net	723,871	807,660
Other receivables	-	200,993
Prepaid expense and other current assets	123,018	84,190
Total current assets	3,336,597	2,559,797

Property and equipment, net	14,872	36,434
Capitalized technology, net	302,230	219,297
Goodwill	1,417,753	1,417,753
Intangible assets, net	8,473,370	9,629,008
Right-of-use assets	129,330	149,525
Security deposits	49,755	49,755
Other assets	3,806,000	3,806,000
Total assets	$17,529,907	$17,867,569

Current Liabilities:
Accounts payable	$863,737	$737,877
Accrued expenses	1,358,978	1,333,570
Deferred revenue	1,078,526	1,193,267
Other current liabilities	718,152	3,235,530
Lease liability, current portion	104,743	102,581
Total current liabilities	4,124,136	6,602,825

Lease liability, non-current portion	55,400	82,484
Total liabilities	4,179,536	6,685,309

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.01 par value; 45,000,000 shares authorized, 10,244,837 and 7,298,358 shares issued as of March 31, 2026 and December 31, 2025, and 10,244,785 and 7,298,306 shares outstanding as of March 31, 2026 and December 31, 2025.	102,449	72,983
Additional paid in capital	124,573,965	120,579,209
Accumulated deficit	(110,720,671)	(108,865,674)
Treasury stock, at cost; 52 and 52 shares at March 31, 2026 and December 31, 2025	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	13,918,626	11,749,401
Noncontrolling interest	(568,255)	(567,141)
Total stockholders’ equity	13,350,371	11,182,260
Total liabilities and stockholders’ equity	$17,529,907	$17,867,569

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Membership fees and related services	$75,153	$95,630
Recruitment services	631,523	916,334
Contracted software development	835,836	487,507
Consumer advertising and marketing solutions	5,564	5,115
Total revenues	1,548,076	1,504,586

Costs and expenses:
Cost of revenues	1,013,335	719,206
Sales and marketing	420,605	571,067
General and administrative	771,967	878,697
Depreciation and amortization	1,195,751	40,957
Total costs and expenses	3,401,658	2,209,927

Loss from continuing operations	(1,853,582)	(705,341)

Other income (expense)
Interest and other income	(2,529)	(35,749)
Other income (expense), net	(2,529)	(35,749)

Loss before income tax expense (benefit)	(1,856,111)	(741,090)
Income tax expense (benefit)	-	-
Loss from continuing operations, net of tax	(1,856,111)	(741,090)
Net loss attributable to non-controlling interests	1,114	19,028
Net loss attributable to Professional Diversity Network, Inc.	$(1,854,997)	$(722,062)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(1,854,997)	$(722,062)
Comprehensive loss, net of tax	$(1,854,997)	$(722,062)

Basic and diluted loss per share:
Net loss per share	$(0.19)	$(0.39)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	9,587,283	1,893,493

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2026	7,298,306	$72,983	$120,579,209	$(108,865,674)	52	$(37,117)	$-	$(567,141)	$11,182,260
Sale of common stock	1,388,902	13,890	1,191,110	-	-	-	-	-	1,205,000
Issuance of common stock	1,557,577	15,576	2,772,824				-	-	2,788,400
Share-based compensation	-	-	30,822	-	-	-	-	-	30,822
Amortization of funding commitment	-	-	-	-	-	-	-	-	-
Changes in Noncontrolling Interests	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	(1,854,997)	-	-	-	(1,114)	(1,856,111)
Balance at March 31, 2026	10,244,785	$102,449	$124,573,965	$(110,720,671)	52	$(37,117)	$-	$(568,255)	$13,350,371

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2025	1,823,275	$18,233	$107,755,971	$(102,414,683)	52	$(37,117)	$-	$(481,500)	$4,840,904
Sale of common stock	209,958	2,100	347,313	-	-	-	-	-	349,413
Issuance of common stock	50,000	500	299,500	-	-	-	-	-	300,000
Share-based compensation	-	-	36,641	-	-	-	-	-	36,641
Amortization of funding commitment	-	-	(187,500)	-	-	-	-	-	(187,500)
Changes in Noncontrolling Interests	-	-	(183,544)	-	-	-	-	(116,456)	(300,000)
Net loss	-	-	-	(722,062)	-	-	-	(19,028)	(741,090)
Balance at March 31, 2025	2,083,233	$20,833	$108,068,381	$(103,136,745)	52	$(37,117)	$-	$(616,984)	$4,298,368

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Loss from continuing operations	$(1,856,111)	$(741,090)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	1,195,751	40,957
Noncash lease expense	22,847	22,848
Stock-based compensation expense	30,822	36,641
Provision for doubtful accounts	(14,908)	9,663
Unrealized loss on investment	-	44,000
Loss on disposal of property, plant and equipment	18,507	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	98,697	77,223
Prepaid expenses and other current assets	162,165	(69,814)
Accounts payable	125,859	271,042
Accrued expenses	25,408	(4,136)
Other current liabilities	(28,968)	-
Lease liability	(27,574)	(26,961)
Deferred revenue	(114,741)	55,496
Net cash used in operating activities	(362,246)	(284,131)

Cash flows from investing activities:
Costs incurred to develop technology	-	-
Purchases of property and equipment	-	-
Payments to acquire investments	-	(1,300,000)
Purchases of intangible assets	-	-
Net cash used in investing activities	-	(1,300,000)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,205,000	349,413
Proceeds from (Repayment of) short-term debt	180,000	-
Proceeds from Noncontrolling Interests	-	-
Net cash provided by (used in) financing activities	1,385,000	349,413

Net decrease in cash and cash equivalents	1,022,754	(1,234,718)
Cash, cash equivalents, beginning of period	1,466,954	1,731,155
Cash and cash equivalents, end of period	2,489,708	496,437

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Non-cash stock issuance for additional interest in RemoteMore USA, Inc.	$-	$300,000
Non-cash amortization of commitment funding	$-	$187,500
Noncash acquisition of Capitalized Technology	$119,990	$-
Conversion from Note Payable to common stock	$74,630	$-
Stock issued for previous acquired DTT Tokens	$2,593,780	$-

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation and Description of Business

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2025 Form 10-K.

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

PDN is a holding company and operates three business units: TalentAlly, LLC, NAPW, Inc., and RemoteMore USA, Inc

TalentAlly, LLC (“TalentAlly” or “TalentAlly Network”) consists of several online professional job seeker communities dedicated to serving professionals in the United States and employers seeking to hire talent from a wide range of sources with many demographics represented. We use the word “professional” to describe any person interested in TalentAlly’s websites or career fairs presumably for the purpose of career advancement or related benefits offered by the Company, whether or not such person is employed and regardless of the level of education or skills possessed by such person. Leveraging the power of our affinity job seeker groups, these professionals harness the relationships with employers and recruiters to help advance their careers. TalentAlly operate these recruitment affinity groups within the following sectors: Women, Hispanic-Americans, African-Americans, Asian-Americans, persons with disabilities, Military Professionals, and LGBTQ+. In addition, the Company also manages the job seeker websites and career fairs for prominent diverse membership-based organizations, including but not limited to NAACP, National Urban League, and Kappa Alpha Psi. Employers and recruiters benefit from the Company’s relationship with these organizations, which allows them to access a large pool of qualified job seekers in a centralized manner. TalentAlly is 100% owned and operated by PDN, Inc.

NAPW Network Inc. (“NAPW” or “NAPW Network”) is a networking organization for professional women, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at virtual and in-person events hosted at its local chapters across the country. NAPW is 100% owned and operated by PDN, Inc.

RemoteMore USA (“RemoteMore USA” or “RemoteMore”) is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location. As of March 31, 2026, PDN, Inc. owned 84.58% of RemoteMore USA, Inc. The Company consolidates RemoteMore USA’s operations into its consolidated financial statements.

2. Going Concern and Management’s Plans

At March 31, 2026, the Company’s principal sources of liquidity were its cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any.

The Company had an accumulated deficit of $110,720,671 at March 31, 2026. During the three months ended March 31, 2026, the Company generated a loss from continuing operations, net of tax, of $1,856,111. During the three months ended March 31, 2026, the Company used cash in continuing operations of $362,246. At March 31, 2026, the Company had a cash balance of $34,708. Total revenues were $1,548,076 and $1,504,586 for the three months ended March 31, 2026 and 2025, respectively. The Company had a working capital deficit from continuing operations of $787,539 at March 31, 2026 and a working capital deficit from continuing operations of $4,043,028 at  December 31, 2025. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash on hand and cash flow from operations may not be sufficient to meet our working capital requirements through the fiscal period ending December 31, 2026. In order to accomplish our business plan objectives, the Company will need to increase revenues, raise capital through the issuance of common stock, continue its cost reduction efforts, or enter into a strategic merger or acquisition. There can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or require an acceleration of plans to conserve liquidity. Future efforts to improve liquidity through the issuance of our common stock may not be successful, or if available, they may not be available on acceptable terms.

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

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	March 31, 2026	December 31, 2025

Balance, beginning of period	$192,903	$61,923
Provision for credit losses	(14,908)	142,618
Write-offs	(24,618)	(11,638)
Balance, end of period	$153,377	$192,903

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets.

Other Receivables – Other receivables represent amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2026 and December 31, 2025, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the three months ended March 31, 2026 and 2025 was approximately $3,055 and $4,124 and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

Lease Obligations - The Company leases office space under a non-cancelable operating lease that expires in September 2027. The Company’s facility lease provides for periodic rent increases and contains escalation clauses and renewal options. The Company’s lease terms include options to extend.

The Company recognizes operating lease expense on a straight-line basis over the lease term and variable lease payments are expensed as incurred. Lease costs are primarily recorded within Selling, General and Administrative (“SG&A”) expenses in the Company’s consolidated statements of loss and comprehensive loss.

The Company determines if a contract contains a lease at lease inception. If the borrowing rate implicit in the lease is not determinable, the Company uses its incremental borrowing rate (“IBR”) based on information available at lease commencement including prevailing financial market conditions to determine the present value of future lease payments. The Company has elected the option to combine lease and non-lease components as a single component for the Company’s entire population of lease assets.

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

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months ended March 31, 2026 and 2025, the Company incurred advertising and marketing expenses of approximately $79,815 and $146,667. These amounts are included in sales and marketing expenses in the accompanying statements of operations.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no deferred tax liabilities, as of March 31, 2026, recorded in the accompanying consolidated balance sheets. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of March 31, 2026.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share for the three months ended March 31, 2026 and 2025 excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of March 31,
	2026	2025

Stock options	1,500	1,500
Unvested restricted stock	63,684	24,653
Total dilutive securities	65,184	26,153

Recent Accounting Pronouncements

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). In  November 2024, the FASB  issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual reporting periods beginning after  December 15, 2026, and interim periods within annual reporting periods beginning after  December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

ASU 2025-06

, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (Issued  June 2025). In  June 2025, the FASB issued ASU 2025-06, which modernizes the accounting for internal-use software by clarifying when capitalization begins and simplifying certain development stage guidance. The amendments are effective for fiscal years beginning after  December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact of this guidance.

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

Licensing Service

The Company’s licensing service initiatives are in the early stages of development. Since September 2025, the Company has acquired the copyrights to 28 original musical works. As of March 31, 2026, the copyright assets have not generated revenue. The Company is in the process of developing and implementing commercialization strategies, including licensing and promotional activities, for these copyright assets. While management intends to pursue revenue-generating opportunities related to these assets, there can be no assurance as to the timing or extent of any revenue that may be generated.

Disaggregation of Revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 15 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of March 31, 2026 or  December 31, 2025.

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of $1,078,526 and $1,193,267 are included in current deferred revenues, on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026 and 2025, we recognized revenue as follows:

	March 31,	March 31,
	2026	2025

Balance, beginning of period	$1,193,267	$1,842,036
Recognized revenue associated with contract liabilities	(708,207)	(1,016,875)
Amounts collected or invoiced	593,466	1,072,371
Balance, end of period	$1,078,526	$1,897,532

Revenue recognized associated with contract liabilities that were included at the beginning of this quarter was $468,041. Deferred revenue includes customer payments which are received prior to performing services and revenues are recognized upon the completion of these services. Annual membership fees collected at the time of enrollment are recognized as revenue ratably over the membership period, which are typically for a 12-month membership period.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	March 31, 2026	December 31, 2025
Capitalized cost:
Balance, beginning of period	$219,297	$327,372
Additional capitalized cost	119,990	-
Provision for amortization	(37,057)	(108,075)
Balance, end of period	$302,230	$219,297

Amortization expense related to capitalized technology was approximately $37,057 and $28,500 for the three months ended March 31, 2026 and 2025, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
March 31, 2026	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,186,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
Copyrights	1.5 - 15	6,933,828	(1,155,638)	5,778,190
		20,522,020	(14,743,830)	5,778,190
Indefinite-lived intangible assets:
Trade name				101,400
Crypto				2,593,780
Intangible assets, net				$8,473,370

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2025	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,186,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
Copyrights	1.5 - 15	6,933,828	-	6,933,828
		20,522,020	(13,588,192)	6,933,828
Indefinite-lived intangible assets:
Trade name				101,400
Crypto				2,593,780
Intangible assets, net				$9,629,008

As of March 31, 2026, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2026	$3,466,914
2027	$2,311,276
Net Carrying Amount	$5,778,190

On   September 3, 2025, the Company entered into a copyright transfer agreement (the “High Wave Copyright Transfer Agreement”) with High Wave Corp (“High Wave”), under which High Wave agreed to assign to the Company the copyrights and related rights of forty (40) original musical works, including all copyrights and related rights such as reproduction, performance, broadcasting, and adaptation. The total purchase consideration is $10,000,000, payable in four installments between   October 15 and   November 30, 2025, with ownership of each batch of works transferring upon payment. High Wave warranted full ownership and non-infringement of the works, waived all moral rights, and agreed not to resell or license them. As of   March 31, 2025, the Company had paid $3,700,000 under the High Wave Agreement. On  December 16, 2025, the Company entered into an amendment to the copyright transfer agreement (the “First Amendment to High Wave Copyright Transfer Agreement”), pursuant to which the Company retained the right, but not the obligation, to purchase the remaining twenty-five (25) musical works for total consideration of $6,300,000. If the Company elects to proceed with such purchase, the Company and High Wave will mutually agree on the delivery schedule and payment terms for the remaining works.

On   September 12, 2025, the Company entered into the Copyright Agreement with Streams Ohio Corp. (“Streams Ohio”), a non-affiliated accredited investor. Pursuant to the Streams Ohio Copyright Agreement, the Company agreed to acquire eight (8) original musical works from the Streams Ohio. Under the terms of the Streams Ohio Copyright Agreement, consideration could be paid in cash, shares of the Company’s common stock, or a combination thereof. The Board approved payment of the consideration through the issuance of 556,000 shares of common stock (the “Copyright Shares”), with an aggregate value of approximately $1,629,080, based on the closing price of $2.93 per share on  September 12, 2025, subject to the limitations of the Nasdaq Listing Rule 5635. The Copyright Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The Streams Ohio Copyright Agreement contains customary representations, warranties, and covenants.

On  November 24, 2025, the Company entered into a copyright transfer agreement with Shohan Event Organizers Co., L.L.C. , a non-affiliated accredited investor. Pursuant to the Copyright Agreement, the Company agreed to acquire five (5) original musical works from the Copyright Seller. Under the terms of the Copyright Agreement, consideration could be paid in cash, shares of the Company’s common stock, par value $0.01 per share (“Common Stock” or “common stock”), or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 927,600 shares of common stock, with an aggregate value of approximately $1,604,748, based on the closing price of $1.73 per share on  November 24, 2025, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Copyright Shares will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

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

For the three months ended March 31, 2026 and 2025, amortization expense related to intangible assets was approximately $1,155,638 and $8,333, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

On  December 17, 2025, in connection with the closing of the Company’s equity financing, the second outstanding $150,000 convertible note issued in  July 2025, together with accrued interest, was converted into 101,351 shares of the Company’s common stock at a conversion price of $1.48 per share. Upon conversion, the carrying amount of the convertible note, including accrued interest, was reclassified to common stock and additional paid-in capital. No gain or loss was recognized upon conversion.

During the three months ended March 31, 2026, $59,630 of the outstanding principal amount of the $250,000 convertible promissory note issued on July 9, 2025 (the “Note”), together with $15,000 of accrued interest, was converted into 92,824 shares of the Company’s common stock at an average conversion price of $0.80 per share. The Note bears interest at a rate of 12% per annum and matures 360 days after the applicable purchase price payment date. As of March 31, 2026, the remaining principal balance of the Note was $190,370.

9. Long-term Investments

On  September 27, 2022, the Company entered into a Stock Purchase Agreement (the “Koala SPA”) with Koala Malta Limited, a private limited liability company registered under the laws of Malta ( “Koala”). Upon the execution of the Koala SPA, the Company purchased 65,700 issued ordinary shares of Koala Crypto Limited (now renamed as QBSG Limited (“QBSG”) from Koala, representing 9% of the total issued share capital of QBSG, and in exchange, the Company issued 86,339 shares of its common stock to Koalain a private placement (the “Consideration Shares”) valued at $1,350,000. As allowed under ASC 321-10-35, the Company has elected to measure the equity investment in QBSG at cost as QBSG is a private company and does not have a readily determinable fair value. The Company evaluates the investment for any impairment annually. The shares of QBSG are recorded in the consolidated balance sheet as “other assets”.

Upon execution of the Koala SPA, the Company, Koala and QBSG also entered into a Shareholders’ Agreement. The Shareholders’ Agreement imposes certain transfer restrictions on Koalaand the Company as shareholders of QBSG, provides for certain governance and approval rights among the parties, and gives the Company a put option with respect to its investment in QBSG in the event of a change of control of Koala. At the same time, Alan Tak Wai Yau, an individual and the majority shareholder of Koala Capital Limited, which is the parent company of Koala (“Koala Capital”), provided the Company with a share charge over 15 percent of the issued share capital of Koala Capital (the “Share Charge”) and Koala Capital provided the Company with a guaranty and indemnity (the “Guarantee”), which Share Charge and Guarantee were granted as security for a number of Koala’s obligations as set forth therein including obtaining the lifting of the voluntary suspension of QBSG’s virtual financial assets license by the Malta Financial Services Authority (“MFSA”). Koala Capital had submitted and responded to all queries raised by the MFSA, and the authorization/supervision unit has approved its application. To enhance the governance of QBSG’s profits and dividends, QBSG has agreed to grant the Company the right to appoint one board seat.

On  December 5, 2024, the Company entered into a Profit Participation Agreement (the “PPA”) with Kola Malta Limited, a private limited liability company registered under the laws of Malta. Upon the execution of the PPA, the Company purchased a 6% right in QBSG, as the target, previously Koala Crypto Limited, to receive all distributions and dividends which  may be declared and/or distributed by QBSG on an annual basis in terms of applicable law, along with all rights, title, and interest from Koala. The consideration of the profit participation (the “Profit Participation”) is $1,200,000, including $700,000 cash and $500,000 value of the Company’s Common Stock, or a total of 113,636 shares at a price of $4.40 per share. In addition to the 9% share purchase from Koala in  September 2022, the Company now owns the right to receive 15% of all distributions and dividends by QBSG.

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

The fair value of the investment is estimated using a combination of valuation methodologies, including Discounted Cash Flow (“DCF”) analysis, Relative Valuation, and Transaction Comparables, resulting in an average fair value estimate of $1,156,000. These methods incorporate significant unobservable inputs, such as a weighted average cost of capital of 15%, a long-term revenue growth rate of 10%, a long-term pre-tax operating margin of 15%, a 20% discount for lack of control, and a 40% discount for lack of marketability. The valuation also considers market data from publicly traded companies in the crypto infrastructure and digital asset services sectors, as well as data from recent merger and acquisition transactions within the industry. The inputs and estimates used may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events, including regulation changes in Malta, inability of QBSG to meet revenue and income forecasts or QBSG’s inability to pay dividends, all of which could significant decrease the value of the Company’s investment. Accordingly, the actual results could differ significantly from those estimates. As of  March 31, 2026, the Company holds a Level 3 investment recorded at $1,156,000.

There was no activity in Level 3 investments other than the acquisition of the Profit Participation investment. Level 3 investments balance was as follows:

March 31, 2026
Balance, beginning of period	$1,156,000
Transfer in	-
Unrealized loss	-
Ending balance	1,156,000
Amount of unrealized loss for the period included in income relating to assets held at the end of the reporting period	-

December 31, 2025
Balance, beginning of period	$1,200,000
Transfer in	-
Unrealized loss	(44,000)
Ending balance	1,156,000
Amount of unrealized loss for the period included in income relating to assets held at the end of the reporting period	(44,000)

On  January 26, 2025, the Company entered into a Stock Purchase Agreement (the “SPA”) with AI Geometric Ltd., a company organized under the laws of the United Kingdom of Great Britain and Northern Ireland (the “Seller”). Pursuant to the SPA, the Company acquired 1,300 shares of the Seller, representing 13% of the Seller’s issued and outstanding shares, for total consideration of $1,300,000 (the “Transaction”). The Company’s Board of Directors approved the Transaction on  January 17, 2025, and the closing occurred on  January 27, 2025.The investment does not provide the Company with significant influence over the Seller and, accordingly, is accounted for under ASC 321, Investments— Equity Securities. Because AI Geometric Ltd. is a private company and its shares do not have a readily determinable fair value, the Company has elected the measurement alternative under ASC 321- 10- 35- 2. Under this method, the investment is measured at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company evaluates the investment for impairment on a periodic basis and when events or circumstances indicate that the carrying amount  may not be recoverable. No impairment charges or observable price adjustments were recorded during the three months ended  March 31, 2026. The investment in AI Geometric Ltd. is presented within “Other assets” in the consolidated balance sheet.

As of  March 31, 2025, long-term investments totaling $3,806,000 were presented within “Other assets” in the consolidated balance sheet.

10. Commitments and Contingencies

Lease Obligations - The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 7 years, commencing on October 1, 2020. The Company made approximately $27,574 and $26,961 of cash lease payments related to the office space for the three months ended March 31, 2026 and 2025, respectively. The weighted average remaining lease terms as of the three months ended March 31, 2026 and 2025, are 1.50 years and 2.50 years. The weighted average discount rate for operating leases for the three months ended March 31, 2026 and 2025, is 6%.

The present value of the remaining lease liabilities as of  March 31, 2026 are as follow:

Operating
2026	83,334
2027	84,560
Total lease payments	167,894
Less: present value discount	7,751
Present value of lease liabilities	$160,143

As of March 31, 2026 and,  December 31, 2025, right of use assets were $129,330 and $149,525, and related lease obligations remaining, related to the Company’s office lease, were $160,143 and $185,065, as recorded on the Company’s consolidated balance sheets.

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

11. CFL, Deeptrade PTY LTD and Shohan Event Organizers Co. L.L.C. Transaction

On  August 12, 2016, the Company entered into a stock purchase agreement (the “Purchase Agreement”), with CFL, a Republic of Seychelles company wholly-owned by a group of Chinese investors. Pursuant to the Purchase Agreement, the Company agreed to issue and sell to CFL, and CFL agreed to purchase, upon the terms and subject to the conditions set forth in the Purchase Agreement, a number of shares of the Company’s Common Stock, such that CFL would hold shares of Common Stock equal to approximately 51% of the outstanding shares of Common Stock, determined on a fully-diluted basis, after giving effect to the consummation of the transactions contemplated by the Purchase Agreement.

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

As of  March 31, 2026, CFL beneficially held 269,227 shares of the Company’s outstanding Common Stock equal to approximately 2.63% of the outstanding class.

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

As of  March 31, 2026, Shohan Event Organizers Co., L.L.C. beneficially held 927,600 shares of the Company’s outstanding Common Stock equal to approximately 9.05% of the outstanding class.

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

As of  March 31, 2026, Deeptrade PTY LTD beneficially held 898,000 shares of the Company’s outstanding Common Stock equal to approximately 8.77% of the outstanding class.

12. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of Common Stock outstanding with a total number of shares authorized of 45,000,000. As of March 31, 2026, the Company had 10,244,785 shares of Common Stock outstanding.

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

In  February 2025, the Company entered into a stock purchase agreement (the “Boris SPA”) with Boris Krastev Ventures UG (the “Seller”), pursuant to which the Company shall acquire 1,000,000 shares of Common Stock (the “Acquisition”) of RemoteMore USA, Inc., a Delaware corporation (“RemoteMore” or the “Target Company”) for a purchase price of $300,000, which was paid to the Seller at the closing of the Acquisition through the issuance of 50,000 newly issued restricted shares of the Company’s Common Stock, at a price of $6.00 per share (the “Shares”). The closing of the Acquisition is subject to satisfaction of certain closing conditions set forth in the Boris SPA. Prior to the Acquisition, the Company held 8,262,500 shares of the Target Company, representing a majority interest in the Target Company. Upon the closing of the Acquisition, the Company’s ownership increased to approximately 82.625% of the Target Company’s outstanding shares.

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

In  March 2025, the Company filed a certificate of amendment to its amended and restated certificate of incorporation in order to implement a 10-for-1 reverse stock split, through which each ten shares of Common Stock issued and outstanding were combined and changed into one share of Common Stock. All share amounts and share prices have been retroactively adjusted to give effect to the reverse stock split.

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

In  September 2025, the Company entered into a copyright transfer agreement (the “High Wave Copyright Transfer Agreement”) with High Wave Corp (“High Wave”), under which High Wave agreed to assign to the Company the copyrights and related rights of forty (40) original musical works, including all copyrights and related rights such as reproduction, performance, broadcasting, and adaptation. The total purchase consideration is $10,000,000, payable in four installments between   October 15 and   November 30, 2025, with ownership of each batch of works transferring upon payment. High Wave warranted full ownership and non-infringement of the works, waived all moral rights, and agreed not to resell or license them. As of   March 31, 2026, the Company had paid $3,700,000 under the High Wave Agreement to purchase 15 original musical works. As of  December 31, 2025, the Company had no further obligation to make additional payments or to acquire the remaining twenty-five (25) original musical works for the remaining aggregate purchase consideration of $6,300,000.

In  September 2025, Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company agreed to issue and sell to Streeterville shares of its Common Stock, in one or more pre-paid advance purchases (each, a “Pre-Paid Purchase” and collectively, the “Pre-Paid Purchases”) for an aggregate purchase price of up to $20,000,000. The Company also agreed to issue to Streeterville 22,197 shares of Common Stock (the “Commitment Shares”) as consideration for Streeterville’s commitment, after Shareholder Approval (as defined below) is obtained, and 227,500 shares of Common Stock for $2,275 as pre-delivery shares (the “Pre-Delivery Shares”), which Pre-Delivery Shares were issued at the closing of the transactions contemplated by the Securities Purchase Agreement. The transactions closed on   September 5, 2025 (the “Closing Date”). The proceeds from the Pre-Paid Purchases were expected to be used for working capital and other corporate purposes, including repayment of debt, strategic and other general corporate purposes. The Securities Purchase Agreement provides for an initial Pre-Paid Purchase in the principal amount of up to $8,655,000 (the “Initial Pre-Paid Purchase”), an original issue discount of up to $640,000 and transaction expenses of $15,000, the terms of which are set forth on secured prepaid purchase #1 (“Pre-Paid Purchase #1”). The Company received $3,397,725 in cash proceeds under the Initial Pre-Paid Purchase and $2,275 for the Pre-Delivery Shares on the Closing Date. The Initial Pre-Paid Purchase accrues interest at the rate of 8% per annum. Within thirty (30) days after closing, Streeterville would fund the remaining $4,602,275.00 under the Initial Pre-Paid Purchase into a deposit account (the “Deposit Account”) of the Company’s wholly-owned subsidiary, IPDN Holdings, LLC, a Utah limited liability company (“IPDN Holdings”), secured by a deposit account control agreement (the “DACA”), a guaranty (the “Guaranty”) by IPDN Holdings, and a pledge agreement (the “Pledge Agreement”) by the Company pledging 100% of the equity interests in IPDN Holdings, subject to certain conditions: (i) the DACA, the Guaranty and the Pledge Agreement are each executed and delivered to Streeterville, (ii) the Deposit Account has been opened, (iii) no Event of Default (as defined in the Initial Pre-Paid Purchase) under the Initial Pre-Paid Purchase has occurred, and (iv) trading in the Common Stock is not suspended, halted, chilled, frozen, reached zero bid or otherwise ceased trading on the Nasdaq Capital Market. On  October 7, 2025, Streeterville funded the remaining $4,602,275.00 to the Deposit Account. In the fourth quarter of 2025, the Company issued 1,005,986 shares of its Common Stock to Streeterville Capital, LLC, at a price range of $1.31 to $2.70 per share, resulting in aggregate gross proceeds of $2,250,000. In the first quarter of 2026, the Company issued 1,388,902 shares of its Common Stock to Streeterville Capital, LLC, at a price range of $0.79 to $1.06 per share, resulting in aggregate gross proceeds of $1,205,000.

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

In January 2026, the Company issued to AlignTag’s nominee shareholder shares of its common stock with an aggregate grant-date fair value of approximately $120,000 as consideration for the completion of the Job Fair platform and an automated customer support system for its job board, which includes a job search and application system, Applicant Tracking System (ATS), candidate engagement tools, voice interview functionality, interview analytics, monthly activity reporting, online payment and membership systems, secure data integration and protection, hot backup infrastructure, and a centralized client and administrator dashboard. The issuance resulted in the delivery of 106,753 shares of common stock at a price of $1.124 per share.

During the three months ended March 31, 2026, $59,630 of the outstanding principal amount of $250,000 convertible promissory note issued in July 2025, together with $15,000 of accrued interest, was converted into 92,824 shares of the Company’s common stock at a conversion price of $0.80 per share. As of March 31, 2026, the remaining principal balance of the note was $190,370.

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

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2026 and 2025:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2026	1,500	$44.60	3.9	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - March 31, 2026	1,500	$44.60	2.9	$-

Exercisable at March 31, 2026	1,500	$44.60	2.9	$-

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2025	1,500	$44.60	4.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - March 31, 2025	1,500	$44.60	3.9	$-

Exercisable at March 31, 2025	1,500	$44.60	3.9	$-

The Company recorded non-cash stock-based compensation expense of approximately $0 and $0 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively, pertaining to vesting of stock option awards.

There is no unrecognized stock-based compensation expense related to unvested stock options at March 31, 2026.

Restricted Stock

For the three months ended March 31, 2026 and 2025, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2026	63,684
Granted	-
Forfeited	-
Vested	-
Outstanding - March 31, 2026	63,684

Number of
Shares
Outstanding - January 1, 2025	24,653
Granted	-
Forfeited	-
Vested	-
Outstanding - March 31, 2025	24,653

The Company recorded non-cash stock-based compensation expense of $30,822 and $36,641 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2026 and 2025, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to 63,684 unvested restricted stock units at March 31, 2026 was approximately $121,507 and is expected to be fully recognized by the second quarter of 2026.

14. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended March 31, 2026 and 2025, the Company recorded no income tax expense and no income tax expense, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of March 31, 2026. The valuation allowance at March 31, 2026 was $13,344,536. The net change in the valuation allowance during the three months ended March 31, 2026 was an increase of $487,259.

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

The Company’s CEO and CFO comprise the executive committee. The responsibility of the executive committee is to collectively assess performance and make resource allocation decisions related to the entity’s operating segments. The CEO operates more as a strategic decision maker for the organization as a whole. The executive committee is the CODM because the committee is the highest level of management that performs these functions.

The following tables present key financial information related of the Company’s reportable segments related to financial position as of March 31, 2026 and  December 31, 2025 and results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	TalentAlly	NAPW	RemoteMore	Corporate	Corporate
	Recruitment Services	Membership Services	Contracted Software Development Service	Licensing Service	Overhead	Consolidated
Membership fees and related services	$-	$75,153	$-	$-	$-	$75,153
Recruitment services	631,523	-	-	-	-	631,523
Contracted software development	-	-	835,836	-	-	835,836
Consumer advertising and marketing solutions	5,564	-	-	-	-	5,564
Licensing Service	-	-	-	-	-	-
Total revenues	637,087	75,153	835,836	-	-	1,548,076
Income (loss) from continuing operations	(196,585)	(45,734)	(12,476)	(1,155,638)	(443,149)	(1,853,582)
Depreciation and amortization	39,512	70	531	1,155,638	-	1,195,751
Income tax expense	-	-	-	-	-	-
Net loss from continuing operations	(204,350)	(45,750)	(7,224)	(1,155,638)	(443,149)	(1,856,111)

	As of March 31, 2026
Goodwill	$465,752	$-	$952,001	$-	$-	$1,417,753
Intangibles assets, net	2,695,180	-	-	5,778,190	-	8,473,370
Assets from continuing operations, net of intercompany eliminations	12,718,573	12,805	(979,661)	5,778,190	-	17,529,907

	Three Months Ended March 31, 2025
	TalentAlly	NAPW	RemoteMore	Corporate	Corporate
	Recruitment Services	Membership Services	Contracted Software Development Service	Licensing Service	Overhead	Consolidated
Membership fees and related services	$-	$95,630	$-	$-	$-	$95,630
Recruitment services	916,334	-	-	-	-	916,334
Contracted software development	-	-	487,507	-	-	487,507
Consumer advertising and marketing solutions	5,115	-	-	-	-	5,115
Licensing Service	-	-	-	-	-	-
Total revenues	921,449	95,630	487,507	-	-	1,504,586
Income (loss) from continuing operations	(59,468)	(23,685)	(87,763)	-	(534,425)	(705,341)
Depreciation and amortization	39,658	117	1,182	-	-	40,957
Income tax expense (benefit)	-	-	-	-	-	-
Net income (loss) from continuing operations	(98,655)	(23,684)	(84,326)	-	(534,425)	(741,090)

	As of December 31, 2025
Goodwill	$465,752	$-	$952,001	$-	$-	$1,417,753
Intangibles assets, net	2,695,180	-	-	6,933,828	-	9,629,008
Assets from continuing operations, net of intercompany eliminations	11,819,465	17,854	(903,578)	6,933,828	-	17,867,569

16. Subsequent Events

On April 28, 2026, the Company entered into a Global Amendment (the “Global Amendment”) with Streeterville Capital, LLC, a Utah limited liability company (the “Investor”), which amends that certain securities purchase agreement, dated September 5, 2025 (the “Securities Purchase Agreement”), and the other Transaction Documents (as defined in the Global Amendment), as previously disclosed in the Company’s Current Report on Form 8‑K filed with the Securities and Exchange Commission on September 5, 2025. Capitalized terms used but not otherwise defined herein have the meanings assigned to them in the Securities Purchase Agreement. Pursuant to the Global Amendment, the parties agreed to amend the defined term “Commitment Amount” throughout the Transaction Documents from $20,000,000 to $8,000,000. In addition, the Global Amendment modifies the calculation of the Minimum Balance Amount. As amended, for every $1.00 that the Company pays toward the outstanding balance of a Pre‑Paid Purchase, the Minimum Balance Amount may be reduced by $0.70, and such corresponding amount may be released from the Deposit Account to the Company upon the Company’s written request to the Investor (each, a “Release”). Each Release must be in an amount equal to or greater than $50,000. Except as expressly modified by the Global Amendment, the Securities Purchase Agreement and the other Transaction Documents remain in full force and effect in accordance with their respective terms.

On April 29, 2026, the Company entered into a Second Stock Purchase Agreement (the “Second SPA”) with AI Geometric Ltd, a company organized under the laws of the United Kingdom of Great Britain and Northern Ireland (the “Seller”). Pursuant to the Second SPA, the Seller agreed to sell 3.2% of all outstanding and issued shares of the Seller to the Company, at a consideration of $1,360,000 (the “Transaction”). Under the terms of the Second SPA, consideration shall be paid by 2,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The board of directors of the Company (the “Board”) approved payment of the consideration through the issuance of 2,000,000 shares of Common Stock to the Seller (“Consideration Shares”), subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC and Rule 144 under the Securities Act of 1933, as amended. The Consideration Shares will be issued in reliance on the exemptions from Regulation S under the Securities Act, in an offshore transaction to non‑U.S. persons outside the United States. The Second SPA contains customary representations, warranties and covenants. The closing of the transaction is expected to take place on or about May 15, 2026.

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

             This MD&A contains forward-looking statements within the meaning of the federal securities laws. These statements are based on our current beliefs and expectations and are not guarantees of future performance. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. These factors include, but are not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

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

             While maintaining our legacy operations, we are aggressively expanding into new, unrelated business areas, including the acquisition and monetization of entertainment assets (specifically, musical copyrights) and the exploration of Web 3.0 technologies, such as the tokenization of Real World Assets (“RWA”). This strategic redirection is a material event driven by management’s assessment that our traditional recruitment business faces significant headwinds and that diversification is essential for long-term value creation. However, this strategy carries substantial execution risk, involves entering markets where we have limited operational history, and has fundamentally altered our capital requirements and liquidity profile. The success of this pivot is a primary known uncertainty that is reasonably likely to cause our future operating results and financial condition to differ materially from reported historical information. To support these exploratory efforts, in 2025, we established a wholly owned subsidiary, Colorful Japan, in Tokyo, Japan. Colorful Japan is not currently a material contributor to our revenues, and its operations remain in development.

Sources of Revenue

             We generate revenue from (i) recruitment services, (ii) contracted software development, (iii) paid membership subscriptions and related services, (iv) consumer advertising and consumer marketing solutions, and (v) licensing service. The following table sets forth our revenues from each product as a percentage of total revenue for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2026	2025
Revenues:
Membership fees and related services	4.8%	6.4%
Recruitment services	40.8%	60.9%
Contracted software development	54.0%	32.4%
Consumer advertising and marketing solutions	0.4%	0.3%
Licensing Service	0.0%	0.0%

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

Licensing Service. The Company’s licensing service initiatives are in the early stages of development. Since September 2025, the Company has acquired the copyrights to 28 original musical works. As of March 31, 2026, the copyright assets have not generated revenue. The Company is in the process of developing and implementing commercialization strategies, including licensing and promotional activities, for these copyright assets. While management intends to pursue revenue-generating opportunities related to these assets, there can be no assurance as to the timing or extent of any revenue that may be generated.

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

	Three Months Ended March 31,
	2026	2025
Cost of revenues:
TalentAlly Network	21.2%	36.9%
NAPW Network	0.3%	0.5%
RemoteMore	78.5%	62.6%
Corporate Licensing Service	0.0%	0.0%

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

	Three Months Ended March 31,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$75	$96	$(21)	(21.9)%
Recruitment services	631	916	(285)	(31.1)%
Contracted software development	836	488	348	71.3%
Consumer advertising and marketing solutions	6	5	1	20.0%
Licensing Service	-	-	-	0.0%
Total revenues	$1,548	$1,505	$43	2.9%

Total revenues for the three months ended March 31, 2026, increased approximately $43,000, or 2.9%, to approximately $1,548,000 from approximately $1,505,000 during the same period in the prior year. The increase was predominantly attributable to an approximate $348,000 increase in contracted software development revenue. The increase was primarily driven by higher demand for remote software development services and outsourced technical solutions, reflecting broader industry trends toward distributed workforces and increased adoption of AI-related technologies. This increase was partially offset by an approximate $284,000 decrease in recruitment services which was primarily driven by a slowdown in corporate spending on diversity, equity, and inclusion (“DEI”) initiatives. We believe this trend is influenced by a shifting political and legal landscape, including the Supreme Court’s 2023 decision on affirmative action and various executive orders and state-level legislation targeting DEI programs, which has caused some companies in both the public and private sectors to pause or re-evaluate their diversity-focused recruitment budgets. Revenue from membership and related services also declined by approximately $21,000 due to lower membership activity.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$637	$921	$(284)	(30.8)%
NAPW Network	75	96	(21)	(21.9)%
RemoteMore	836	488	348	71.3%
Corporate Licensing Service	-	-	-	0.0%
Total revenues	$1,548	$1,505	$43	2.9%

During the three months ended March 31, 2026, our TalentAlly Network generated approximately $637,000 in revenues compared to approximately $921,000 in revenues during the three months ended March 31, 2025, a decrease of approximately $284,000, or 30.8%. The decrease in the TalentAlly Network segment is due to reduced demand for online recruitment and hiring solutions, consistent with broader market conditions affecting the talent acquisition industry. In addition, certain employers moderated or deferred spending on diversity, equity, and inclusion focused initiatives, which contributed to the decrease in demand for certain of our offerings. The Company continues to monitor these trends and adjust its operating strategy accordingly.

During the three months ended March 31, 2026, NAPW Network revenues generated approximately $75,000, compared to revenues of approximately $96,000 during the same period in the prior year, a decrease of approximately $21,000, or 21.9%. The decrease in the NAPW Network segment was primarily driven by reduced demand for membership-based professional networking organizations, reflecting broader shifts in market preferences. In addition, reduced access to funding and capital for certain segments of entrepreneurs, including women entrepreneurs, has impacted their ability and willingness to participate in fee-based membership programs and related events, which contributed to lower membership acquisition and renewal activity during the period.

During the three months ended March 31, 2026, RemoteMore revenue was approximately $836,000, compared to revenues of approximately $488,000 during the same period in the prior year, an increase of approximately $348,000, or 71.3%. The significant growth in the RemoteMore segment is driven by higher demand for remote software development services and outsourced technical solutions, reflecting broader industry trends toward distributed workforces and increased adoption of AI-related technologies. Despite the revenue growth, cost of revenues increased during the period, primarily due to higher costs associated with sourcing and retaining qualified remote developers, including increased compensation and related expenses. As a result, the gross margin for RemoteMore remained relatively consistent with the prior year.

The Company’s licensing service initiatives are in the early stages of development. Since September 2025, the Company has acquired the copyrights to 28 original musical works. As of March 31, 2026, the copyright assets have not generated revenue. The Company is in the process of developing and implementing commercialization strategies, including licensing and promotional activities, for these copyright assets. While management intends to pursue revenue-generating opportunities related to these assets, there can be no assurance as to the timing or extent of any revenue that may be generated.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$1,013	$719	$294	40.9%
Sales and marketing	421	571	(150)	(26.3)%
General and administrative	772	879	(107)	(12.2)%
Depreciation and amortization	1,196	41	1,155	2817.1%
Total pre-tax cost and expenses:	$3,402	$2,210	$1,192	53.9%

Cost of revenues: Cost of revenues during the three months ended March 31, 2026 was approximately $1,013,000, an increase of approximately $294,000, or 40.9%, from approximately $719,000 during the same period of the prior year. The increase was predominantly due to an approximate $345,000 increase in RemoteMore’s contract costs, which are the fees paid to external developers and are directly correlated with the segment’s significant revenue growth. Partially offsetting the increases is a decrease of approximately $39,000 in payroll-related costs and approximately $12,000 in event-related and other costs due to labor restructuring and system automation.

Sales and marketing expense: Sales and marketing expense during the three months ended March 31, 2026 was approximately $421,000, a decrease of approximately $150,000, or 26.3%, from $571,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $52,000 of reduced payroll and commission related costs and $49,000 reduction in marketing and $49,000 related to consulting and software costs. The overall reduction in sales and marketing expenses was driven by lower revenue levels and improved operational efficiency, which collectively resulted in decreased spending across payroll, marketing, consulting, and other related services.

General and administrative expense: General and administrative expenses decreased by approximately $107,000, or 12.2%, to approximately $772,000 during the three months ended March 31, 2026, as compared to approximately $879,000 during the same period in the prior year. The decrease in expenses was predominantly due to reductions of approximately $54,000 in salaries and related benefit charges due to workforce reductions, and $53,000 in legal expenses due to lower litigation activity.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended March 31, 2026 was approximately $1,196,000, an increase of approximately $1,155,000 or 2817.1%, compared to approximately $41,000 during the same period in the prior year. The increase was primarily attributable to the amortization of musical works copyrights acquired by the Company, which are being amortized over an estimated 18-month useful life based on the expected peak streaming period.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)

TalentAlly Network	$834	$981	$(147)	(15.0)%
NAPW Network	121	120	1	0.8%
RemoteMore	848	575	273	47.5%
Corporate Licensing Service	1,156	-	1,156	100.0%
Corporate Overhead	443	534	(91)	(17.0)%
Total costs and expenses:	$3,402	$2,210	$1,192	53.9%

For the three months ended March 31, 2026, costs and expenses related to our TalentAlly Network segment decreased by approximately $147,000, or 15.0%, as compared to the same period in the prior year. The decrease is primarily a result of reductions of approximately $140,000 in payroll related costs, approximately $45,000 in sales and marketing costs, approximately $13,000 in revenue-sharing costs, approximately $34,000 in third-party software related to sales, and approximately $4,000 in bad debt expenses. These decreases were mainly attributable to workforce reductions and operational efficiencies implemented in response to decreased revenue. Partially offsetting the decreases is an increase of approximately $89,000 in franchise tax expenses, primarily due to an increase in outstanding shares.

For the three months ended March 31, 2026, costs and expenses related to the NAPW Network increased by approximately $1,000, or 0.8%, as compared to the same period in the prior year. The increase is predominantly due to an increase of approximately $1,000 in general and administrative costs, primarily attributable to slightly higher operating and administrative support expenses.

For the three months ended March 31, 2026, costs and expenses related to RemoteMore increased by approximately $273,000, or 47.5%, as compared to the same period in the prior year, predominantly due to an increase of approximately $345,000 in costs of sales. The increase was primarily attributable to higher contractor costs and consulting service expenses, driven by increased revenue activity and the need for additional technical and project support to meet client demand. Partially offsetting the increase are decreases of approximately $35,000 in general and administrative costs, approximately $20,000 in bad debt expense and approximately $17,000 in sales and marketing costs. These decreases were primarily attributable to workflow restructuring and operational efficiency initiatives implemented to improve cost management.

For the three months ended March 31, 2026, costs and expenses related to Licensing Service increased by approximately $1,156,000, or 100.0%, as compared to the same period in the prior year. The increase is predominantly attributable to the amortization of musical works copyrights acquired by the Company, which are being amortized over an estimated 18-month useful life based on the expected peak streaming period.

For the three months ended March 31, 2026, costs and expenses related to Corporate Overhead decreased by approximately $91,000, or 17.0%, as compared to the same period in the prior year. The decrease is predominantly due to approximately $51,000 in legal costs, approximately $38,000 in investor relations expenses, approximately $24,000 in filing fees, approximately $20,000 in payroll related costs, and approximately $10,000 in accounting expenses. These decreases were primarily attributable to reduced legal and financing activities, workforce reductions, and accounting software upgrades that improved operational efficiency. Partially offsetting the decreases is the increases of approximately $40,000 in share-based compensation expenses and approximately $12,000 in board of directors expenses.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$-	$-	$-	0.0%

During the three months ended March 31, 2026 and 2025, we recorded an income tax expense of approximately $0 and $0, respectively.

Net loss from Continuing Operations, Net of Tax

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended March 31,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$(204)	$(99)	$(105)	(106.1)%
NAPW Network	(46)	(24)	(22)	(91.7)%
RemoteMore	(7)	(84)	77	91.7%
Corporate Licensing Service	(1,156)	-	(1,156)	100.0%
Corporate Overhead	(443)	(534)	91	17.0%
Consolidated net loss from continuing operations, net of tax	$(1,856)	$(741)	$(1,115)	(150.5)%

Consolidated Net Loss from Continuing Operations, Net of Tax. As the result of the factors discussed above, during the three months ended March 31, 2026, we incurred a net loss from continuing operations of approximately $1,856,000, an increase in the net loss of approximately $1,115,000, compared to a net loss of approximately $741,000 during the three months ended March 31, 2025.

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

The following table summarizes our liquidity and capital resources as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$35	$217
Working deficiency from continuing operations	$(788)	$(4,043)

            Our principal sources of liquidity are our cash and cash equivalents, including cash from operations and net proceeds from the issuances of Common Stock, if any. As of March 31, 2026, we had cash and cash equivalents of approximately $35,000 compared to cash and cash equivalents of approximately $217,000 at December 31, 2025. Our working capital deficit has decreased from approximately $4,043,000 as of December 31, 2025 to approximately $788,000 as of March 31, 2026. We had an accumulated deficit of approximately $110,720,000 at March 31, 2026.

The significant decrease in our cash and cash equivalents and working capital deficit during the first three months of 2026 was primarily due to cash used in operating activities of approximately $362,000 and the issuance of 1,358,000 shares of common stock in January 2026 to satisfy other current liabilities related to the purchase of DTT Tokens, which were valued at $2,593,780 in December 2025. These factors, combined with our history of recurring losses from operations, raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to further implement our business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our cash and cash equivalents at March 31, 2026 and cash flow from operations may not be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2026. To address our liquidity needs, during the first quarter of 2026, the Company issued 1,388,902 shares of its Common Stock to Streeterville Capital, LLC at a price range of $0.79 to $1.06 per share, resulting in aggregate gross proceeds of $1,205,000, which is recorded as restricted cash. Management has implemented cost-reduction measures, including personnel reductions and vendor renegotiations, and is actively exploring additional financing opportunities. There can be no assurance that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or accelerate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or may not be available on acceptable terms, if at all.

We are closely monitoring operating costs and capital requirements. Management continues to reduce and control costs through personnel reductions, replacement and renegotiation of certain vendor arrangements, and the implementation of technology to reduce manual effort in routine operations. If we are unable to further reduce costs sufficiently, we may be required to dispose of certain assets or discontinue certain business lines.

Our TalentAlly Network sells recruitment services to employers, generally on a 30-to-90-day period or a one-year contract basis. This revenue is also deferred and recognized over the period of the contract. Our payment terms for TalentAlly Network customers range from 30 to 90 days. We consider the difference between the payment terms and payment receipts a result of transit time for invoice and payment processing and to date have not experienced any liquidity issues as a result of the payments extending past the specified terms. Our NAPW Network collects membership fees generally at the commencement of the membership term or at renewal periods thereafter. The memberships we sell are for one year and we defer recognition of the revenue from membership sales and renewals and recognize it ratably over the twelve-month period. We also offer monthly membership for NAPW for which we collect a fee on a monthly basis. RemoteMore generates revenue by providing contracted programmers to assist customers with their software solutions through customized software development. Customers are billed for services during the period in which the work is performed, and payment terms are typically net 10 days.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash provided by (used in) continued operations
Operating activities	$(362)	$(284)
Investing activities	-	(1,300)
Financing activities	1,385	349
Net increase (decrease) in cash and cash equivalents	$1,023	$(1,235)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of March 31, 2026 and December 31, 2025, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the three months ended March 31, 2026, was approximately $362,000. We had a net loss from continuing operations of approximately $1,856,000 during the three months ended March 31, 2026, which included stock-based compensation expense of approximately $31,000, depreciation and amortization expense of approximately $1,196,000, reversal of provision for doubtful accounts of approximately $15,000, loss on disposal of property, plant and equipment of approximately $19,000, and noncash lease expense of $23,000. Changes in operating assets and liabilities provided approximately $241,000 of cash during the three months ended March 31, 2026.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2025, was approximately $284,000. We had a net loss from continuing operations of approximately $741,000 during the three months ended March 31, 2025, which included stock-based compensation expense of approximately $37,000, depreciation and amortization expense of approximately $41,000, provision for doubtful accounts of approximately $10,000, unrealized loss on investment of $44,000 and noncash lease expense of $23,000. Changes in operating assets and liabilities provided approximately $303,000 of cash during the three months ended March 31, 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2026, was $0.

Net cash used in investing activities from continuing operations during the three months ended March 31, 2025, was $1,300,000, which is related to the investment in 13% of AI Geometric Ltd’s outstanding shares.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026, was approximately $1,385,000, consisting of $1,205,000 in proceeds from the sale of Common Stock and $180,000 in short-term debt, which is non-interest bearing and immaterial in amount.

Net cash provided by financing activities during the three months ended March 31, 2025 was approximately $349,000 representing the proceeds from the sale of Common Stock.

Our material cash requirements for the next 12 months consist of funding our operating losses, and servicing any debt. The certainty of our cash flows from outside sources is low, as future financing is not guaranteed and may not be available on terms acceptable to us, if at all. Failure to secure sufficient additional capital in a timely manner will have a material adverse effect on our business and would likely force us to default on our obligations and scale back or cease operations.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Loss from Continuing Operations, net of tax	$(1,856)	$(741)
Stock-based compensation	31	37
Loss attributable to noncontrolling interest	1	19
Depreciation and amortization	1,196	41
Other (expense) income, net	3	36
Income tax expense (benefit)	-	-
Adjusted EBITDA	$(625)	$(608)

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet activities within the meaning of Item 303 of Regulation S-K.

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

We recognize operating lease expense on a straight-line basis over the lease term and variable lease payments are expensed as incurred. Lease costs are primarily recorded within SG&A expenses in the Company’s consolidated statements of loss and comprehensive loss.

We determine if a contract contains a lease at lease inception. If the borrowing rate implicit in the lease is not determinable, we use its incremental borrowing rate (“IBR”) based on information available at lease commencement including prevailing financial market conditions to determine the present value of future lease payments. We have elected the option to combine lease and non-lease components as a single component for our entire population of lease assets.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2026, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter of fiscal 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, we are subject to the following new and updated material risks. You should carefully consider these risks, in addition to the other information in this report and our other filings with the SEC.

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

There is no assurance that we will be successful in obtaining the required financing on acceptable terms, or at all. The capital markets may be unwilling to provide funding to a company with our financial history and the “going concern” qualification from our auditors. If we are unable to raise sufficient capital, we may be forced to significantly delay, scale back, or even cease our operations, including our new strategic pivot into music copyrights. Even if we do secure financing, it may be on terms that are highly dilutive to our existing stockholders. Ultimately, despite our best efforts, we may never achieve or sustain profitability or positive cash flow, which could result in you losing all or part of your investment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2026, the Company issued 1,388,902 shares of its Common Stock to Streeterville Capital, LLC, at a price range of $0.79 to $1.06 per share, resulting in aggregate gross proceeds of $1,205,000.

The Company entered into an agreement in December 2025 to acquire 25,937,800 DTT Tokens for $2,593,780, which was satisfied through the issuance of 1,358,000 shares of common stock on January 2, 2026, with the tokens subject to lock-up and vesting restrictions and the agreement including customary regulatory and contractual provisions.

In January 2026, the Company issued 106,753 shares of its common stock to AlignTag’s nominee shareholder with an aggregate grant-date fair value of approximately $120,000, at a price of $1.124 per share, as consideration for the completion of a job fair platform and related automated customer support and job board systems.

During the three months ended March 31, 2026, $59,630 of principal and $15,000 of accrued interest under a $250,000 convertible promissory note issued in July 2025 was converted into 92,824 shares of the Company’s common stock at a conversion price of $0.80 per share, leaving a remaining principal balance of $190,370 as of March 31, 2026.

The sale and the issuance of the foregoing securities were offered and sold in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. No underwriter participated in the offer and sale of these securities, no commission or other remuneration was paid or given directly or indirectly in connection therewith, and there was no general solicitation or advertising for securities issued in reliance upon such exemption.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: May 15, 2026	By:	/s/ Yiran Gu
	Name:	Yiran Gu
	Title:	Chief Financial Officer
(Principal Financial Officer)