Form 10-Q
period 2026-06-30
Professional Diversity Network, Inc.
filed 2026-08-14
CIK 1546296

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-35824

Professional Diversity Network, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	80-0900177
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

55 E. Monroe Street, Suite 2120 Chicago, Illinois	60603
(Address of Principal Executive Offices)	(Zip Code)

(312) 614-0950

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC

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

There were 14,450,323 shares outstanding of the registrant’s common stock as of August 14, 2026.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

FORM 10-Q

FOR THE three and six months ended June 30, 2026

Item 1. FINANCIAL STATEMENTS

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2026	December 31, 2025
	(Unaudited)
Current Assets:
Cash and cash equivalents	$141,831	$216,954
Restricted cash	2,495,000	1,250,000
Accounts receivable, net	674,783	807,660
Other receivables	-	200,993
Prepaid expense and other current assets	118,361	84,190
Total current assets	3,429,975	2,559,797

Property and equipment, net	12,203	36,434
Capitalized technology, net	282,790	219,297
Goodwill	1,417,753	1,417,753
Intangible assets, net	7,317,732	9,629,008
Right-of-use assets	108,759	149,525
Security deposits	49,755	49,755
Other assets	5,166,000	3,806,000
Total assets	$17,784,967	$17,867,569

Current Liabilities:
Accounts payable	$990,975	$737,877
Accrued expenses	1,065,888	1,333,570
Deferred revenue	1,055,442	1,193,267
Other current liabilities	1,157,641	3,235,530
Lease liability, current portion	106,938	102,581
Total current liabilities	4,376,884	6,602,825

Lease liability, non-current portion	27,907	82,484
Total liabilities	4,404,791	6,685,309

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 12,830,375 and 7,298,358 shares issued as of June 30, 2026 and December 31, 2025, and 12,830,323 and 7,298,306 shares outstanding as of June 30, 2026 and December 31, 2025.	1,283	730
Additional paid in capital	126,421,009	120,651,462
Accumulated deficit	(112,430,846)	(108,865,674)
Treasury stock, at cost; 52 and 52 shares at June 30, 2026 and December 31, 2025	(37,117)	(37,117)
Total Professional Diversity Network, Inc. stockholders’ equity	13,954,329	11,749,401
Noncontrolling interest	(574,153)	(567,141)
Total stockholders’ equity	13,380,176	11,182,260
Total liabilities and stockholders’ equity	$17,784,967	$17,867,569

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Membership fees and related services	$67,790	$86,378	$142,943	$182,008
Recruitment services	580,992	880,207	1,212,515	1,796,541
Contracted software development	526,034	668,948	1,361,870	1,156,455
Consumer advertising and marketing solutions	6,480	5,957	12,044	11,072
Total revenues	1,181,296	1,641,490	2,729,372	3,146,076

Costs and expenses:
Cost of revenues	719,330	928,780	1,732,665	1,647,986
Sales and marketing	338,722	493,773	759,327	1,064,840
General and administrative	671,297	674,795	1,443,264	1,553,492
Depreciation and amortization	1,192,583	40,686	2,388,334	81,643
Total costs and expenses	2,921,932	2,138,034	6,323,590	4,347,961

Loss from continuing operations	(1,740,636)	(496,544)	(3,594,218)	(1,201,885)

Other income (expense)
Interest and other income	24,563	4,487	22,034	(31,262)
Other income (expense), net	24,563	4,487	22,034	(31,262)

Loss before income tax expense (benefit)	(1,716,073)	(492,057)	(3,572,184)	(1,233,147)
Income tax expense (benefit)	-	-	-	-
Loss from continuing operations, net of tax	(1,716,073)	(492,057)	(3,572,184)	(1,233,147)
Net loss attributable to non-controlling interests	5,898	16,092	7,012	35,120
Net loss attributable to Professional Diversity Network, Inc.	$(1,710,175)	$(475,965)	$(3,565,172)	$(1,198,027)

Other comprehensive loss, net of tax:
Net loss attributable to Professional Diversity Network, Inc.	$(1,710,175)	$(475,965)	$(3,565,172)	$(1,198,027)
Comprehensive loss, net of tax	$(1,710,175)	$(475,965)	$(3,565,172)	$(1,198,027)

Basic and diluted loss per share:
Net loss per share	$(0.15)	$(0.23)	$(0.34)	$(0.62)

Weighted-average outstanding shares used in computing net loss per common share:
Basic and diluted	11,338,888	2,110,059	10,468,680	2,000,903

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2026	7,298,306	$730	$120,651,462	$(108,865,674)	52	$(37,117)	$-	$(567,141)	$11,182,260
Sale of common stock	1,867,754	187	1,494,813	-	-	-	-	-	1,495,000
Issuance of common stock	3,664,263	366	4,212,748				-	-	4,213,114
Share-based compensation	-	-	61,986	-	-	-	-	-	61,986
Amortization of funding commitment	-	-	-	-	-	-	-	-	-
Changes in Noncontrolling Interests	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	(3,565,172)	-	-	-	(7,012)	(3,572,184)
Balance at June 30, 2026	12,830,323	$1,283	$126,421,009	$(112,430,846)	52	$(37,117)	$-	$(574,153)	$13,380,176

							Accumulated
			Additional				Other	Non-controlling	Total
	Common Stock		Paid in	Accumulated	Treasury Stock		Comprehensive	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Subsidiary	Equity

Balance at January 1, 2025	1,823,275	$182	$107,774,022	$(102,414,683)	52	$(37,117)	$-	$(481,500)	$4,840,904
Sale of common stock	239,370	24	399,389	-	-	-	-	-	399,413
Issuance of common stock	50,000	5	299,995	-	-	-	-	-	300,000
Share-based compensation	53,705	5	21,959	-	-	-	-	-	21,964
Amortization of funding commitment	-	-	(187,500)	-	-	-	-	-	(187,500)
Changes in Noncontrolling Interests	-	-	(183,544)	-	-	-	-	(116,456)	(300,000)
Net loss	-	-	-	(1,198,027)	-	-	-	(35,120)	(1,233,147)
Balance at June 30, 2025	2,166,350	$216	$108,124,321	$(103,612,710)	52	$(37,117)	$-	$(633,076)	$3,841,634

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Loss from continuing operations	$(3,572,184)	$(1,233,147)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities - continuing operations:
Depreciation and amortization	2,388,334	81,643
Noncash lease expense	45,694	45,695
Stock-based compensation expense	61,986	21,964
Provision for doubtful accounts	(26,568)	18,416
Unrealized loss on investment	-	44,000
Loss on disposal of property, plant and equipment	18,670	-
Changes in operating assets and liabilities, net of effects of discontinued operations:
Accounts receivable	159,445	240,237
Prepaid expenses and other current assets	166,822	(260,786)
Accounts payable	253,098	557,362
Accrued expenses	(267,682)	29,130
Other current liabilities	10,296	313
Lease liability	(55,148)	(53,922)
Deferred revenue	(137,825)	(270,556)
Net cash used in operating activities	(955,062)	(779,651)

Cash flows from investing activities:
Costs incurred to develop technology	(15,000)	-
Purchases of property and equipment	-	(3,997)
Payments to acquire investments	-	(1,300,000)
Purchases of intangible assets	-	-
Net cash used in investing activities	(15,000)	(1,303,997)

Cash flows from financing activities:
Proceeds from the sale of common stock	1,495,000	399,413
Proceeds from (Repayment of) short-term debt	644,939	78,161
Proceeds from Noncontrolling Interests	-	-
Net cash provided by (used in) financing activities	2,139,939	477,574

Net increase in cash, cash equivalents and restricted cash	1,169,877	(1,606,074)
Cash, cash equivalents and restricted cash, beginning of period	1,466,954	1,731,155
Cash, cash equivalents and restricted cash, end of period	2,636,831	125,081

Supplemental disclosures of other cash flow information:
Cash paid for income taxes	$-	$-
Non-cash stock issuance for additional interest in RemoteMore USA, Inc.	$-	$300,000
Non-cash amortization of commitment funding	$-	$187,500
Noncash acquisition of Capitalized Technology	$119,990	$-
Conversion from Note Payable to Common Stock	$139,344	$-
Stock issued for previous acquired DTT Tokens	$2,593,780	$-
Stock issued for investment in AI Geometric LTD	$1,360,000

The accompanying notes are an integral part of these consolidated financial statements.

Professional Diversity Network, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Effective July 23, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 45,000,000 shares to 1,000,000,000 shares and to reduce the par value of its common stock and preferred stock from $0.01 per share to $0.0001 per share. The accompanying unaudited condensed consolidated financial statements and related disclosures have been retroactively adjusted, where applicable, to give effect to these changes for all periods presented.

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

As of June 30, 2026, PDN was a holding company and operated three business units: TalentAlly, LLC, NAPW, Inc., and RemoteMore USA, Inc.

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

NAPW Network Inc. (“NAPW” or “NAPW Network”) is a networking organization for professional women, whereby its members can develop their professional networks, further their education and skills, and promote their business and career accomplishments. NAPW provides its members with opportunities to network and develop valuable business relationships with other professionals through its website, as well as at virtual and in-person events hosted at its local chapters across the country. NAPW was 100% owned and operated by PDN, Inc. On July 3, 2026, the Company completed the sale of the NAPW Network, a women only professional networking organization. The divestiture aligns with the Company's strategy to focus on its core business operations and reduce operating losses.

RemoteMore USA (“RemoteMore USA” or “RemoteMore”) is an innovative, global entity that provides remote-hiring marketplace services for developers and companies. RemoteMore connects companies with reliable, cost-efficient, vetted developers, and empowers software developers to find meaningful jobs regardless of their location. As of June 30, 2026, PDN, Inc. owned 84.58% of RemoteMore USA, Inc. The Company consolidates RemoteMore USA’s operations into its consolidated financial statements.

2. Going Concern and Management’s Plans

At June 30, 2026, the Company’s principal sources of liquidity were its cash and cash equivalents, including cash from operations and net proceeds from the issuances of common stock, if any.

The Company had an accumulated deficit of $112,430,846 at June 30, 2026. During the six months ended June 30, 2026, the Company generated a loss from continuing operations, net of tax, of $3,572,184. During the six months ended June 30, 2026, the Company used cash in continuing operations of $955,062. At June 30, 2026, the Company had a cash balance of $141,831. Total revenues were $2,729,372 and $3,146,076 for the six months ended June 30, 2026 and 2025, respectively. The Company had a working capital deficit from continuing operations of $946,909 at June 30, 2026 and a working capital deficit from continuing operations of $4,043,028 at  December 31, 2025. These conditions raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Allowance for Credit Losses

The following table summarizes the activity related to the Company’s allowance for credit losses:

	June 30, 2026	December 31, 2025

Balance, beginning of period	$192,903	$61,923
Provision for credit losses	(26,568)	142,618
Write-offs	(64,704)	(11,638)
Balance, end of period	$101,631	$192,903

The numbers presented above relate solely to our portfolio of trade accounts receivable as no allowance for credit losses was recognized on other receivables as presented on our consolidated balance sheets.

Other Receivables – Other receivables represent amounts that are owed to the Company that are not considered trade receivables. The Company periodically reviews its other receivables for credit risk to determine whether an allowance is necessary and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2026 and December 31, 2025, the balance in other receivables as reported on the consolidated balance sheets was deemed collectible.

Property and Equipment - Property and equipment is stated at cost, including any cost to place the property into service, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which currently range from three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in income or expense for the period. Depreciation expense during the six months ended June 30, 2026 and 2025 was approximately $5,561 and $8,351 and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

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

Advertising and Marketing Expenses – Advertising and marketing expenses are expensed as incurred or the first time the advertising takes place. The production costs of advertising are expensed the first time the advertising takes place. For the three months and six months ended June 30, 2026 and 2025, the Company incurred advertising and marketing expenses of approximately $64,665 and $144,481. These amounts are included in sales and marketing expenses in the accompanying statements of operations.

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740-20 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no deferred tax liabilities, as of June 30, 2026, recorded in the accompanying consolidated balance sheets. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential income tax examinations by federal or state authorities. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. Management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2022 through 2025.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of June 30, 2026.

Fair Value of Financial Assets and Liabilities - Financial instruments, including cash and cash equivalents, short-term investments and accounts payable, are carried at cost. Management believes that the recorded amounts approximate fair value due to the short-term nature of these instruments.

Net Loss per Share - The Company computes basic net loss per share by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic net loss per share excludes the potentially dilutive securities summarized in the table below because their inclusion would be anti-dilutive.

	As of June 30,
	2026	2025

Stock options	1,500	1,500
Unvested restricted stock	63,684	78,409
Total dilutive securities	65,184	79,909

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

Licensing Service

The Company’s licensing service initiatives are in the early stages of development. Since September 2025, the Company has acquired the copyrights to 28 original musical works. As of June 30, 2026, the copyright assets have not generated revenue. The Company is in the process of developing and implementing commercialization strategies, including licensing and promotional activities, for these copyright assets. While management intends to pursue revenue-generating opportunities related to these assets, there can be no assurance as to the timing or extent of any revenue that may be generated.

Disaggregation of Revenue

Revenue is disaggregated by product line and timing of transfer of products and services and is in line with our reportable segments as described in Note 15 - Segment Information.

Contract Balances

The Company’s rights to consideration for work completed, but not billed at the reporting date, is classified as a receivable, as it has an unconditional right to payment or only conditional for the passage of time. The Company has no recorded contract assets as of June 30, 2026 or  December 31, 2025

Consideration received in advance from customers is recorded as a contract liability, if a contract exists under ASC 606, until services are delivered or obligations are met and revenue is earned. Contract liability represents the excess of amounts invoiced over amounts recognized as revenues. Contract liabilities to be recognized in the succeeding twelve-month period are classified as current contract liabilities and the remaining amounts, if any, are classified as non-current contract liabilities. Contract liabilities of $1,055,442 and $1,193,267 are included in current deferred revenues, on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

For the three months ended June 30, 2026 and 2025, we recognized revenue as follows:

	June 30,	June 30,
	2026	2025

Balance, beginning of period	$1,078,526	$1,897,532
Recognized revenue associated with contract liabilities	(656,011)	(949,165)
Amounts collected or invoiced	632,927	623,113
Balance, end of period	$1,055,442	$1,571,480

Revenue recognized associated with contract liabilities that were included at the beginning of this quarter was $433,552. Deferred revenue includes customer payments which are received prior to performing services and revenues are recognized upon the completion of these services. Annual membership fees collected at the time of enrollment are recognized as revenue ratably over the membership period, which are typically for a 12-month membership period.

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

6. Capitalized Technology

Capitalized Technology, net is as follows:

	Six Months Ended June 30,
	2026	2025
Capitalized cost:
Balance, beginning of period	$219,297	$327,372
Additional capitalized cost	134,990	-
Provision for amortization	(71,497)	(56,625)
Balance, end of period	$282,790	$270,747

Amortization expense related to capitalized technology was approximately $34,440 and $28,125 for the three months ended June 30, 2026 and 2025, and was approximately 71,497 and 56,625 for six month ended June 30, 2026 and 2025, respectively, and is recorded in depreciation and amortization expense in the accompanying statements of operations.

7. Intangible Assets

Intangible assets, net was as follows:

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
June 30, 2026	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,186,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
Copyrights	1.5	6,933,828	(2,311,276)	4,622,552
		20,522,020	(15,899,468)	4,622,552
Indefinite-lived intangible assets:
Trade name				101,400
Crypto				2,593,780
Intangible assets, net				$7,317,732

		Gross		Net
	Useful Lives	Carrying	Accumulated	Carrying
December 31, 2025	(Years)	Amount	Amortization	Amount
Long-lived intangible assets:
Sales Process	10	$2,130,956	$(2,130,956)	$-
Paid Member Relationships	5	803,472	(803,472)	-
Member Lists	5	8,186,181	(8,186,181)	-
Developed Technology	3	648,000	(648,000)	-
Trade Name/Trademarks	4	442,500	(442,500)	-
Contracts acquired in RemoteMore acquisition	3 - 12 (months)	1,377,083	(1,377,083)	-
Copyrights	1.5	6,933,828	-	6,933,828
		20,522,020	(13,588,192)	6,933,828
Indefinite-lived intangible assets:
Trade name				101,400
Crypto				2,593,780
Intangible assets, net				$9,629,008

As of June 30, 2026, estimated amortization expense in future fiscal years is summarized as follows:

Year ended December 31,
Remaining of 2026	$2,311,276
2027	$2,311,276
Net Carrying Amount	$4,622,552

On   September 3, 2025, the Company entered into a copyright transfer agreement (the “High Wave Copyright Transfer Agreement”) with High Wave Corp (“High Wave”), under which High Wave agreed to assign to the Company the copyrights and related rights of forty (40) original musical works, including all copyrights and related rights such as reproduction, performance, broadcasting, and adaptation. The total purchase consideration is $10,000,000, payable in four installments between   October 15 and   November 30, 2025, with ownership of each batch of works transferring upon payment. High Wave warranted full ownership and non-infringement of the works, waived all moral rights, and agreed not to resell or license them. As of   June 30, 2026, the Company had paid $3,700,000 under the High Wave Agreement. On  December 16, 2025, the Company entered into an amendment to the copyright transfer agreement (the “First Amendment to High Wave Copyright Transfer Agreement”), pursuant to which the Company retained the right, but not the obligation, to purchase the remaining twenty-five (25) musical works for total consideration of $6,300,000. If the Company elects to proceed with such purchase, the Company and High Wave will mutually agree on the delivery schedule and payment terms for the remaining works.

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

On  November 24, 2025, the Company entered into a copyright transfer agreement with Shohan Event Organizers Co., L.L.C. , a non-affiliated accredited investor. Pursuant to the Copyright Agreement, the Company agreed to acquire five (5) original musical works from the Copyright Seller. Under the terms of the Copyright Agreement, consideration could be paid in cash, shares of the Company’s common stock, par value $0.0001 per share (“Common Stock” or “common stock”), or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 927,600 shares of common stock, with an aggregate value of approximately $1,604,748, based on the closing price of $1.73 per share on  November 24, 2025, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Copyright Shares will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

On  December 17, 2025, the Company entered into a purchase agreement with DeeptradeX.ai, an Australian-based digital asset trading platform, pursuant to which the Company agreed to acquire an aggregate of 25,937,800 native utility digital tokens issued by DeeptradeX.ai (the “DTT Tokens”). The DTT Tokens are intended to function as a medium of exchange for services on DeeptradeX.ai’s Web3.0 digital asset platform and do not represent equity, debt, dividends, governance rights or profit-sharing interests. The total consideration for the DTT Tokens is $2,593,780, payable, at the Company’s election, in cash, shares of common stock, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 1,358,000 shares of common stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC and the shares were issued on   January 2, 2026. The Consideration Shares was be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The DTT Tokens will be delivered to a wallet address designated by the Company and will be subject to a 12-month lock-up period followed by a 24-month linear vesting period, with releases occurring automatically pursuant to an immutable smart contract. The Purchase Agreement contains customary representations, warranties and covenants, including representations regarding regulatory compliance, token functionality and indemnification for certain regulatory matters. The Company measures the digital tokens at fair value on a recurring basis, and such measurements are classified within Level 1 of the fair value hierarchy.

For the three months ended June 30, 2026 and 2025, amortization expense related to intangible assets was approximately $1,155,638 and $8,333, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

For the six months ended  June 30, 2026 and 2025, amortization expense related to intangible assets was approximately $2,311,276 and $16,667, and is recorded in depreciation and amortization expense in the accompanying consolidated statements of operations.

8. Notes Payable and Convertible Notes

On July 7, 2025, the Company entered into a Convertible Note Purchase Agreement with a non-affiliated accredited investor (the “Convertible Note Purchaser”). Pursuant to the Convertible Note Purchase Agreement, the Company issued and sold an unsecured convertible promissory note in the principal amount of $250,000 (the “Note”) for gross proceeds of $250,000. The Note is convertible, at the option of the Convertible Note Purchaser, into restricted shares of the Company’s common stock at a conversion price equal to the greater of (i) a floor price of $0.47 (subject to adjustment for stock splits and similar events), and (ii) 80% of the lowest of (A) the 15-day average closing price, (B) the 10-day volume-weighted average price (“VWAP”), or (C) the lowest 3-day VWAP during the 45 trading days immediately prior to the date of the applicable conversion notice. The Note bears interest at a rate of 12% per annum and matures 360 days after the purchase price payment date. The Note contains customary events of default, including non-payment and insolvency-related events. Upon an event of default, the interest rate increases to 18% per annum, and the Convertible Note Purchaser may accelerate the Note and pursue additional remedies. This transaction was previously reported in the Company’s Current Report on Form 8-K filed on July 11, 2025.

As of June 30, 2026, an aggregate of $124,344 of principal and $15,000 of accrued interest under a $250,000 convertible promissory note issued in July 2025 had been converted into 199,510 shares of Common Stock at conversion prices ranging from $0.47 to $0.81 per share. During the three months ended June 30, 2026, $64,714 of principal was converted into 106,686 shares of Common Stock at conversion prices ranging from $0.47 to $0.81 per share. As of June 30, 2026, the remaining principal balance of the note was $125,656.

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

The fair value of the investment is estimated using a combination of valuation methodologies, including Discounted Cash Flow (“DCF”) analysis, Relative Valuation, and Transaction Comparables, resulting in an average fair value estimate of $1,156,000. These methods incorporate significant unobservable inputs, such as a weighted average cost of capital of 15%, a long-term revenue growth rate of 10%, a long-term pre-tax operating margin of 15%, a 20% discount for lack of control, and a 40% discount for lack of marketability. The valuation also considers market data from publicly traded companies in the crypto infrastructure and digital asset services sectors, as well as data from recent merger and acquisition transactions within the industry. The inputs and estimates used may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events, including regulation changes in Malta, inability of QBSG to meet revenue and income forecasts or QBSG’s inability to pay dividends, all of which could significant decrease the value of the Company’s investment. Accordingly, the actual results could differ significantly from those estimates. As of  June 30, 2026, the Company holds a Level 3 investment recorded at $1,156,000.

There was no activity in Level 3 investments other than the acquisition of the Profit Participation investment. Level 3 investments balance was as follows:

June 30, 2026
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

On  January 26, 2025, the Company entered into a Stock Purchase Agreement with AI Geometric Ltd., a company organized under the laws of the United Kingdom of Great Britain and Northern Ireland. Pursuant to the SPA, the Company acquired 1,300 shares of AI Geometric Ltd., representing 13% of AI Geometric Ltd.’s issued and outstanding shares, for total consideration of $1,300,000 (the “Transaction”). The Company’s Board of Directors approved the Transaction on  January 17, 2025, and the closing occurred on  January 27, 2025. On April 29, 2026, the Company entered into a second Stock Purchase Agreement with AI Geometric Ltd., pursuant to which the Company agreed to acquire an additional 3.2% of AI Geometric Ltd.’s issued and outstanding shares for aggregate consideration of $1,360,000. The purchase price was satisfied through the issuance of 2,000,000 shares of the Company’s common stock. The Company’s Board of Directors approved the issuance of the shares, subject to the limitations of Nasdaq Listing Rule 5635 and Rule 144 under the Securities Act of 1933, as amended. The shares were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act. The transaction closed on May 27, 2026. The investment does not provide the Company with significant influence over AI Geometric Ltd. and, accordingly, is accounted for under ASC 321, Investments— Equity Securities. Because AI Geometric Ltd. is a private company and its shares do not have a readily determinable fair value, the Company has elected the measurement alternative under ASC 321- 10- 35- 2. Under this method, the investment is measured at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company evaluates the investment for impairment on a periodic basis and when events or circumstances indicate that the carrying amount  may not be recoverable. No impairment charges or observable price adjustments were recorded during the three months ended  June 30, 2026. The investment in AI Geometric Ltd. is presented within “Other assets” in the consolidated balance sheet.

As of  June 30, 2026, long-term investments totaling $5,166,000 were presented within “Other assets” in the consolidated balance sheet.

10. Commitments and Contingencies

Lease Obligations - The Company leases its corporate headquarters. The office lease is for 4,902 square feet of office space and the lease term is for 7 years, commencing on October 1, 2020. The Company made approximately $55,148 and $53,922 of cash lease payments related to the office space for the six months ended June 30, 2026 and 2025, respectively. The weighted average remaining lease terms as of  June 30, 2026 and 2025, are 1.25 years and 2.25 years. The weighted average discount rate for operating leases for the six months ended June 30, 2026 and 2025, is 6%.

The present value of the remaining lease liabilities as of  June 30, 2026 are as follow:

Operating
2026	55,760
2027	84,560
Total lease payments	140,320
Less: present value discount	5,475
Present value of lease liabilities	$134,845

As of June 30, 2026 and,  December 31, 2025, right of use assets were $108,759 and $149,525, and related lease obligations remaining, related to the Company’s office lease, were $134,845 and $185,065, as recorded on the Company’s consolidated balance sheets.

Legal Proceedings

The Company and its previously wholly owned subsidiary, NAPW, Inc., are parties to a proceeding captioned Deborah Bayne, et al. vs. NAPW, Inc. and Professional Diversity Network, Inc., No. 18-cv-3591 (E.D.N.Y.), filed on June 20, 2018, and alleging violations of the Fair Labor Standards Act and certain provisions of the New York Labor Law. The class is defined as “all individuals employed in New York from June 20, 2012 through October 15, 2021 by NAPW and PDN to sell memberships to the women’s networking organization known as the National Association of Professional Women and the International Association of Women,” excluding corporate officers, shareholders, directors and administrative employees. As it stands, the class currently consists of 164 putative class members and 60 opt-in plaintiffs.

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

In  December 2023, the Company entered into a stock purchase agreement with CFL, in which the Company sold 12,267 shares of its Common Stock at a price per share of $16.30 for gross proceeds of approximately $200,000.

As of  June 30, 2026, CFL beneficially held 269,227 shares of the Company’s outstanding Common Stock equal to approximately 2.10% of the outstanding class.

In  November 2025, the Company entered into a copyright transfer agreement with Shohan Event Organizers Co., L.L.C. , a non-affiliated accredited investor. Pursuant to the Copyright Agreement, the Company agreed to acquire five (5) original musical works from the Copyright Seller. Under the terms of the Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.0001 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 927,600 shares of Common Stock, with an aggregate value of approximately $1,604,748, based on the closing price of $1.73 per share on  November 24, 2025, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Copyright Shares will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The Copyright Agreement contains customary representations, warranties and covenants.

As of  June 30, 2026, Shohan Event Organizers Co., L.L.C. beneficially held 927,600 shares of the Company’s outstanding Common Stock equal to approximately 7.23% of the outstanding class.

In  November 2025, the Company entered into a consultancy agreement with Deeptrade PTY LTD , a non-affiliated accredited investor. Pursuant to the Consultancy Agreement, the Consultant agreed to provide the Company with professional consultancy services relating to the Company’s intended expansion into Web3.0, digital asset, and real-world-asset platform for a total consideration of $1,616,000. Under the terms of the Consultancy Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.0001 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 898,000 shares of Common Stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Consultancy Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The Consultancy Agreement contains customary representations, warranties and covenants.

As of  June 30, 2026, Deeptrade PTY LTD beneficially held 898,000 shares of the Company’s outstanding Common Stock equal to approximately 7.00% of the outstanding class.

On  January 26, 2025, the Company entered into a Stock Purchase Agreement with AI Geometric. Pursuant to the Stock Purchase Agreement, the Company acquired 1,300 shares of AI Geometric, representing 13% of AI Geometric’s issued and outstanding shares, for total consideration of $1,300,000 (the “Transaction”). The Company’s Board of Directors approved the Transaction on  January 17, 2025, and the closing occurred on  January 27, 2025. On April 29, 2026, the Company entered into a second Stock Purchase Agreement with AI Geometric, pursuant to which the Company agreed to acquire an additional 3.2% of AI Geometric’s issued and outstanding shares for aggregate consideration of $1,360,000. The purchase price was satisfied through the issuance of 2,000,000 shares of the Company’s common stock. The Company’s Board of Directors approved the issuance of the shares, subject to the limitations of Nasdaq Listing Rule 5635 and Rule 144 under the Securities Act of 1933, as amended. The shares were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act. The transaction closed on May 27, 2026.

As of  June 30, 2026, AI Geometric Ltd. beneficially held 2,000,000 shares of the Company’s outstanding Common Stock equal to approximately 15.59% of the outstanding class.

12. Stockholders’ Equity

Preferred Stock – The Company has no preferred stock issued. The Company’s amended and restated certificate of incorporation and amended and restated bylaws include provisions that allow the Company’s Board to issue, without further action by the stockholders, up to 1,000,000 shares of undesignated preferred stock.

Common Stock – The Company has one class of Common Stock outstanding with a total number of shares authorized of 1,000,000,000. As of June 30, 2026, the Company had 12,830,323 shares of Common Stock outstanding.

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

In  September 2025, the Company entered into a copyright transfer agreement (the “High Wave Copyright Transfer Agreement”) with High Wave Corp (“High Wave”), under which High Wave agreed to assign to the Company the copyrights and related rights of forty (40) original musical works, including all copyrights and related rights such as reproduction, performance, broadcasting, and adaptation. The total purchase consideration is $10,000,000, payable in four installments between   October 15 and   November 30, 2025, with ownership of each batch of works transferring upon payment. High Wave warranted full ownership and non-infringement of the works, waived all moral rights, and agreed not to resell or license them. As of   June 30, 2026, the Company had paid $3,700,000 under the High Wave Agreement to purchase 15 original musical works. As of  December 31, 2025, the Company had no further obligation to make additional payments or to acquire the remaining twenty-five (25) original musical works for the remaining aggregate purchase consideration of $6,300,000.

In  September 2025, Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Streeterville Capital, LLC, a Utah limited liability company, pursuant to which the Company agreed to issue and sell to Streeterville shares of its Common Stock, in one or more pre-paid advance purchases (each, a “Pre-Paid Purchase” and collectively, the “Pre-Paid Purchases”) for an aggregate purchase price of up to $20,000,000. The Company also agreed to issue to Streeterville 22,197 shares of Common Stock (the “Commitment Shares”) as consideration for Streeterville’s commitment, after Shareholder Approval (as defined below) is obtained, and 227,500 shares of Common Stock for $2,275 as pre-delivery shares (the “Pre-Delivery Shares”), which Pre-Delivery Shares were issued at the closing of the transactions contemplated by the Securities Purchase Agreement. The transactions closed on   September 5, 2025 (the “Closing Date”). The proceeds from the Pre-Paid Purchases were expected to be used for working capital and other corporate purposes, including repayment of debt, strategic and other general corporate purposes. The Securities Purchase Agreement provides for an initial Pre-Paid Purchase in the principal amount of up to $8,655,000 (the “Initial Pre-Paid Purchase”), an original issue discount of up to $640,000 and transaction expenses of $15,000, the terms of which are set forth on secured prepaid purchase #1 (“Pre-Paid Purchase #1”). The Company received $3,397,725 in cash proceeds under the Initial Pre-Paid Purchase and $2,275 for the Pre-Delivery Shares on the Closing Date. The Initial Pre-Paid Purchase accrues interest at the rate of 8% per annum. Within thirty (30) days after closing, Streeterville would fund the remaining $4,602,275.00 under the Initial Pre-Paid Purchase into a deposit account (the “Deposit Account”) of the Company’s wholly-owned subsidiary, IPDN Holdings, LLC, a Utah limited liability company (“IPDN Holdings”), secured by a deposit account control agreement (the “DACA”), a guaranty (the “Guaranty”) by IPDN Holdings, and a pledge agreement (the “Pledge Agreement”) by the Company pledging 100% of the equity interests in IPDN Holdings, subject to certain conditions: (i) the DACA, the Guaranty and the Pledge Agreement are each executed and delivered to Streeterville, (ii) the Deposit Account has been opened, (iii) no Event of Default (as defined in the Initial Pre-Paid Purchase) under the Initial Pre-Paid Purchase has occurred, and (iv) trading in the Common Stock is not suspended, halted, chilled, frozen, reached zero bid or otherwise ceased trading on the Nasdaq Capital Market. On  October 7, 2025, Streeterville funded the remaining $4,602,275.00 to the Deposit Account. In the fourth quarter of 2025, the Company issued 1,005,986 shares of its Common Stock to Streeterville Capital, LLC, at a price range of $1.31 to $2.70 per share, resulting in aggregate gross proceeds of $2,250,000. In the first quarter of 2026, the Company issued 1,388,902 shares of its Common Stock to Streeterville Capital, LLC, at a price range of $0.79 to $1.06 per share, resulting in aggregate gross proceeds of $1,205,000. In the second quarter of 2026, the Company issued 478,852 shares of its Common Stock to Streeterville Capital, LLC, at a price range of $0.47 to $0.74 per share, resulting in aggregate gross proceeds of $290,000.

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

In  November 2025, the Company entered into a copyright transfer agreement with Shohan Event Organizers Co., L.L.C. , a non-affiliated accredited investor. Pursuant to the Copyright Agreement, the Company agreed to acquire five (5) original musical works from the Copyright Seller. Under the terms of the Copyright Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.0001 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 927,600 shares of Common Stock, with an aggregate value of approximately $1,604,748, based on the closing price of $1.73 per share on  November 24, 2025, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Copyright Shares will be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

In  November 2025, the Company entered into a consultancy agreement with Deeptrade PTY LTD , a non-affiliated accredited investor. Pursuant to the Consultancy Agreement, the Consultant agreed to provide the Company with professional consultancy services relating to the Company’s intended expansion into Web3.0, digital asset, and real-world-asset platform for a total consideration of $1,616,000. Under the terms of the Consultancy Agreement, consideration could be paid in cash, shares of the Company’s Common Stock, par value $0.0001 per share, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 898,000 shares of Common Stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC. The Consultancy Shares were issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. The Consultancy Agreement contains customary representations, warranties and covenants.

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

In  December 2025, the Company entered into a purchase agreement with DeeptradeX.ai, an Australian-based digital asset trading platform, pursuant to which the Company agreed to acquire an aggregate of 25,937,800 native utility digital tokens issued by DeeptradeX.ai (the “DTT Tokens”). The DTT Tokens are intended to function as a medium of exchange for services on DeeptradeX.ai’s Web3.0 digital asset platform and do not represent equity, debt, dividends, governance rights or profit-sharing interests. The total consideration for the DTT Tokens is $2,593,780, payable, at the Company’s election, in cash, shares of Common Stock, or a combination thereof. The board of directors of the Company approved payment of the consideration through the issuance of 1,358,000 shares of Common Stock, subject to the limitations of Listing Rule 5635 of The Nasdaq Stock Market LLC and the shares were issued on   January 2, 2026. The Consideration Shares was be issued in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act, and/or Regulation D promulgated thereunder. The DTT Tokens will be delivered to a wallet address designated by the Company and will be subject to a 12-month lock-up period followed by a 24-month linear vesting period, with releases occurring automatically pursuant to an immutable smart contract. The Purchase Agreement contains customary representations, warranties and covenants, including representations regarding regulatory compliance, token functionality and indemnification for certain regulatory matters.

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

On April 29, 2026, the Company entered into a second Stock Purchase Agreement with AI Geometric Ltd., pursuant to which the Company agreed to acquire an additional 3.2% of AI Geometric Ltd.’s issued and outstanding shares for aggregate consideration of $1,360,000. The purchase price was satisfied through the issuance of 2,000,000 shares of the Company’s common stock. The Company’s Board of Directors approved the issuance of the shares, subject to the limitations of Nasdaq Listing Rule 5635 and Rule 144 under the Securities Act of 1933, as amended. The shares were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act. The transaction closed on May 27, 2026.

As of June 30, 2026, an aggregate of $124,344 of principal and $15,000 of accrued interest under a $250,000 convertible promissory note issued in July 2025 had been converted into 199,510 shares of Common Stock at conversion prices ranging from $0.47 to $0.81 per share. During the three months ended June 30, 2026, $64,714 of principal was converted into 106,686 shares of Common Stock at conversion prices ranging from $0.47 to $0.81 per share. As of June 30, 2026, the remaining principal balance of the note was $125,656.

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

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2026 and 2025:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2026	1,500	$44.60	3.9	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding - June 30, 2026	1,500	$44.60	2.7	$-

Exercisable at June 30, 2026	1,500	$44.60	2.7	$-

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding - January 1, 2025	1,500	$44.60	4.2	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding - June 30, 2025	1,500	$44.60	3.7	$-

Exercisable at June 30, 2025	1,500	$44.60	3.7	$-

The Company recorded non-cash stock-based compensation expense of approximately $0 and $0 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively, pertaining to vesting of stock option awards.

There is no unrecognized stock-based compensation expense related to unvested stock options at June 30, 2026.

Restricted Stock

For the six months ended June 30, 2026 and 2025, the following is a summary of restricted stock activity:

Number of
Shares
Outstanding - January 1, 2026	63,684
Granted	-
Forfeited	-
Vested	-
Outstanding - June 30, 2026	63,684

Number of
Shares
Outstanding - January 1, 2025	24,653
Granted	78,409
Forfeited	-
Vested	(24,653)
Outstanding - June 30, 2025	78,409

The Company recorded non-cash stock-based compensation expense of $61,986 and $10,402 as a component of general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2026 and 2025, respectively, pertaining to granting of restricted stock awards.

Total unrecognized stock-based compensation expense related to 63,684 unvested restricted stock units at June 30, 2026 was approximately $121,507 and is expected to be fully recognized by the third quarter of 2026.

14. Income Taxes

The Company’s quarterly income tax provision is based upon an estimated annual income tax rate. The Company’s quarterly provision for income taxes also includes the tax impact of discrete items, if any, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, in the interim period in which they occur.

During the three months ended June 30, 2026 and 2025, the Company recorded no income tax expense and no income tax expense, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a valuation allowance as of June 30, 2026. The valuation allowance at June 30, 2026 was $14,307,338. The net change in the valuation allowance during the six months ended June 30, 2026 was an increase of $1,450,058.

15. Segment Information

The Company operated in the following segments for and during the three and six months ended June 30, 2026 and 2025: (i) TalentAlly Network, which maintains and operates job board software and hosts career fairs, (ii) NAPW Network (sold on July 3, 2026), a professional networking organization that addresses personal and professional development opportunities for women, (iii) RemoteMore (beginning in fiscal 2021) which provides companies with talented engineers to provide solutions to their software needs, (iv) Corporate Licensing Service, and (v) Corporate Overhead.

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

The following tables present key financial information related of the Company’s reportable segments related to financial position as of June 30, 2026 and December 31, 2025 and results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	TalentAlly	NAPW	RemoteMore	Corporate	Corporate
	Recruitment Services	Membership Services	Contracted Software Development Service	Licensing Service	Overhead	Consolidated
Membership fees and related services	$-	$67,790	$-	$-	$-	$67,790
Recruitment services	580,992	-	-	-	-	580,992
Contracted software development	-	-	526,034	-	-	526,034
Consumer advertising and marketing solutions	6,480	-	-	-	-	6,480
Licensing Service	-	-	-	-	-	-
Total revenues	587,472	67,790	526,034	-	-	1,181,296
Income (loss) from continuing operations	(84,365)	(25,010)	(37,896)	(1,155,638)	(437,727)	(1,740,636)
Depreciation and amortization	36,771	70	104	1,155,638	-	1,192,583
Income tax expense	-	-	-	-	-	-
Net loss from continuing operations	(59,465)	(25,010)	(38,233)	(1,155,638)	(437,727)	(1,716,073)

	As of June 30, 2026
Goodwill	$465,752	$-	$952,001	$-	$-	$1,417,753
Intangibles assets, net	2,695,180	-	-	4,622,552	-	7,317,732
Assets from continuing operations, net of intercompany eliminations	14,214,476	8,998	(1,061,059)	4,622,552	-	17,784,967

	Six Months Ended June 30, 2026
	TalentAlly	NAPW	RemoteMore	Corporate	Corporate
	Recruitment Services	Membership Services	Contracted Software Development Service	Licensing Service	Overhead	Consolidated
Membership fees and related services	$-	$142,943	$-	$-	$-	$142,943
Recruitment services	1,212,515	-	-	-	-	1,212,515
Contracted software development	-	-	1,361,870	-	-	1,361,870
Consumer advertising and marketing solutions	12,044	-	-	-	-	12,044
Licensing Service	-	-	-	-	-	-
Total revenues	1,224,559	142,943	1,361,870	-	-	2,729,372
Income (loss) from continuing operations	(280,950)	(70,744)	(50,372)	(2,311,276)	(880,876)	(3,594,218)
Depreciation and amortization	76,283	140	635	2,311,276	-	2,388,334
Income tax expense (benefit)	-	-	-	-	-	-
Net income (loss) from continuing operations	(263,815)	(70,760)	(45,457)	(2,311,276)	(880,876)	(3,572,184)

	Three Months Ended June 30, 2025
	TalentAlly	NAPW	RemoteMore	Corporate	Corporate
	Recruitment Services	Membership Services	Contracted Software Development Service	Licensing Service	Overhead	Consolidated
Membership fees and related services	$-	$86,378	$-	$-	$-	$86,378
Recruitment services	880,207	-	-	-	-	880,207
Contracted software development	-	-	668,948	-	-	668,948
Consumer advertising and marketing solutions	5,957	-	-	-	-	5,957
Licensing Service	-	-	-	-	-	-
Total revenues	886,164	86,378	668,948	-	-	1,641,490
Income (loss) from continuing operations	(31,449)	(34,786)	(96,667)	-	(333,642)	(496,544)
Depreciation and amortization	39,254	117	1,315	-	-	40,686
Income tax expense (benefit)	-	-	-	-	-	-
Net income (loss) from continuing operations	(31,014)	(34,786)	(92,615)	-	(333,642)	(492,057)

	As of December 31, 2025
Goodwill	$465,752	$-	$952,001	$-	$-	$1,417,753
Intangibles assets, net	9,629,008	-	-	$-	-	9,629,008
Assets from continuing operations, net of intercompany eliminations	18,753,293	17,854	(903,578)	$-	-	17,867,569

	Six Months Ended June 30, 2025
	TalentAlly	NAPW	RemoteMore	Corporate	Corporate
	Recruitment Services	Membership Services	Contracted Software Development Service	Licensing Service	Overhead	Consolidated
Membership fees and related services	$-	$182,008	$-	$-	$-	$182,008
Recruitment services	1,796,541	-	-	-	-	1,796,541
Contracted software development	-	-	1,156,455	-	-	1,156,455
Consumer advertising and marketing solutions	11,072	-	-	-	-	11,072
Licensing Service	-	-	-	-	-	-
Total revenues	1,807,613	182,008	1,156,455	-	-	3,146,076
Income (loss) from continuing operations	(90,917)	(58,471)	(184,430)	-	(868,067)	(1,201,885)
Depreciation and amortization	78,912	234	2,497	-	-	81,643
Income tax expense (benefit)	-	-	-	-	-	-
Net income (loss) from continuing operations	(129,669)	(58,470)	(176,941)	-	(868,067)	(1,233,147)

16. Subsequent Events

On July 2, 2026, the Company entered into a Stock Purchase Agreement with MEB Holding LLC (the “MEB”), pursuant to which the Company agreed to sell all of the issued and outstanding equity interests of its wholly owned subsidiaries, NAPW, Inc. and IAW, Inc., to MEB for aggregate cash consideration of $150,000. The Company’s Board of Directors approved the transaction on July 2, 2026, and the transaction closed on July 3, 2026, upon receipt of the purchase price. Under the terms of the Stock Purchase Agreement with MEB, the transaction is effective for accounting and economic purposes as of June 30, 2026.

On July 23, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, which became effective at 5:30 p.m. Eastern Time on the same date. The amendment increased the Company’s authorized capital stock from 46,000,000 shares, consisting of 45,000,000 shares of common stock and 1,000,000 shares of preferred stock, to 1,001,000,000 shares, consisting of 1,000,000,000 shares of common stock and 1,000,000 shares of preferred stock. The amendment also changed the par value of the Company's common stock and preferred stock from $0.01 per share to $0.0001 per share.

On August 12, 2026, the Company’s registration statement on Form S-1, as amended (File No. 333-297043), relating to a best efforts public offering was declared effective by the U.S. Securities and Exchange Commission. On August 13, 2026, the Company closed the offering and sold an aggregate of 1,620,000 units at a public offering price of $0.28 per unit and 5,524,000 pre-funded units at a public offering price of $0.2799 per pre-funded unit. Each unit consisted of one share of common stock and one common stock purchase warrant, and each pre-funded unit consisted of one pre-funded common stock purchase warrant and one common stock purchase warrant. The Company received gross proceeds of approximately $2.0 million from the offering, before deducting placement agent fees and other offering expenses. Maxim Group LLC acted as the exclusive placement agent for the offering and received a cash fee equal to 6.0% of the aggregate purchase price paid by investors, in addition to reimbursement of certain expenses. Pursuant to the Company’s previously disclosed standstill agreement with Streeterville Capital, LLC, the Company agreed to pay Streeterville an amount equal to 20% of the gross proceeds from the offering, with the remaining net proceeds to be used for working capital and other general corporate purposes.

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

            As of June 30, 2026, we operated in three business segments. TalentAlly Network, our primary business segment, includes online professional job seeking communities with career resources tailored to the needs of various diverse cultural groups and employers looking to hire members of such groups. Our second business segment consists of the NAPW Network, a women-only professional networking organization. On July 3, 2026, the Company completed the sale of the NAPW Network and IAW, Inc. The divestiture aligns with the Company’s strategy to focus on its core business operations and reduce operating losses. Our third business segment consists of RemoteMore, which connects companies with reliable, cost-efficient software developers. Currently, we operates in two business segments, TalentAlly Network and RemoteMore (beginning in fiscal 2021).

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

	Six Months Ended June 30,
	2026	2025
Revenues:
Membership fees and related services	5.2%	5.7%
Recruitment services	44.4%	57.2%
Contracted software development	49.9%	36.8%
Consumer advertising and marketing solutions	0.5%	0.3%
Licensing Service	0.0%	0.0%

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

Licensing Service. The Company’s licensing service initiatives are in the early stages of development. Since September 2025, the Company has acquired the copyrights to 28 original musical works. As of June 30, 2026, the copyright assets have not generated revenue. The Company is in the process of developing and implementing commercialization strategies, including licensing and promotional activities, for these copyright assets. While management intends to pursue revenue-generating opportunities related to these assets, there can be no assurance as to the timing or extent of any revenue that may be generated.

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

	Six Months Ended June 30,
	2026	2025
Cost of revenues:
TalentAlly Network	23.3%	31.9%
NAPW Network	0.3%	0.8%
RemoteMore	76.4%	67.3%
Corporate Licensing Service	0.0%	0.0%

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

	Three Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$68	$86	$(18)	(20.9)%
Recruitment services	581	881	(300)	(34.1)%
Contracted software development	526	668	(142)	(21.3)%
Consumer advertising and marketing solutions	6	6	-	0.0%
Licensing Service	-	-	-	0.0%
Total revenues	$1,181	$1,641	$(460)	(28.0)%

Total revenues for the three months ended June 30, 2026, decreased approximately $460,000, or 28.0%, to approximately $1,181,000 from approximately $1,641,000 during the same period in the prior year. The decrease was primarily attributable to an approximate $300,000 decline in recruitment services revenue, an approximate $142,000 decline in contracted software development revenue, and an approximate $18,000 decline in membership fees and related services revenue. Recruitment services revenue decreased primarily due to lower customer hiring activity and reduced spending on recruitment solutions. In addition, continued changes in corporate priorities surrounding diversity, equity, and inclusion (“DEI”) initiatives, together with evolving legal and regulatory developments, caused certain customers to reduce or delay spending on diversity-focused recruitment programs, negatively impacting demand for our diversity recruiting solutions. Contracted software development revenue decreased primarily due to reduced customer demand for outsourced software development and technical staffing services. Customers continued to exercise greater caution in technology spending, while advancements in AI-driven development tools have enabled some organizations to perform certain development functions with fewer external resources, resulting in lower demand for traditional outsourced development services. Membership fees and related services revenue decreased primarily due to lower membership activity. The Company continues to evaluate opportunities for its licensing business and has not yet commenced commercial licensing activities. Accordingly, no licensing revenue was recognized during the three months ended June 30, 2026.

	Six Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
Revenues:
Membership fees and related services	$143	$182	$(39)	(21.4)%
Recruitment services	1,213	1,797	(584)	(32.5)%
Contracted software development	1,362	1,156	206	17.8%
Consumer advertising and marketing solutions	12	11	1	9.1%
Licensing Service	-	-	-	0.0%
Total revenues	$2,730	$3,146	$(416)	(13.2)%

Total revenues for the six months ended June 30, 2026, decreased approximately $416,000, or 13.2%, to approximately $2,730,000 from approximately $3,146,000 during the same period in the prior year. The decrease was primarily attributable to an approximate $584,000 decline in recruitment services revenue and an approximate $39,000 decline in membership fees and related services revenue, partially offset by an approximate $206,000 increase in contracted software development revenue. Recruitment services revenue decreased primarily due to lower customer hiring activity and reduced spending on recruitment solutions. In addition, continued changes in corporate priorities surrounding diversity, equity, and inclusion (“DEI”) initiatives, together with evolving legal and regulatory developments, caused certain customers to reduce or delay spending on diversity-focused recruitment programs, negatively impacting demand for our diversity recruiting solutions. Contracted software development revenue increased primarily due to strong revenue generated from several significant customer engagements and expanded work with existing customers during the first quarter of 2026. The increase was partially offset by lower revenue during the second quarter of 2026 as certain large customer projects were completed or substantially scaled back, resulting in lower demand for outsourced software development and technical staffing services compared to the prior-year period. Membership fees and related services revenue decreased primarily due to lower membership activity. The Company continues to evaluate opportunities for its licensing business and has not yet commenced commercial licensing activities. Accordingly, no licensing revenue was recognized during the six months ended June 30, 2026.

Revenues by Segment

The following table sets forth each operating segment’s revenues for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$587	$887	$(300)	(33.8)%
NAPW Network	68	86	(18)	(20.9)%
RemoteMore	526	668	(142)	(21.3)%
Corporate Licensing Service	-	-	-	0.0%
Total revenues	$1,181	$1,641	$(460)	(28.0)%

During the three months ended June 30, 2026, our TalentAlly Network generated approximately $587,000 in revenues compared to approximately $887,000 in revenues during the three months ended June 30, 2025, a decrease of approximately $300,000, or 33.8%. The decrease in the TalentAlly Network segment was due to reduced demand for online recruitment and hiring solutions, consistent with broader market conditions affecting the talent acquisition industry. In addition, certain employers moderated or deferred spending on diversity, equity, and inclusion focused initiatives, which contributed to the decrease in demand for certain of our offerings. The Company continues to monitor these trends and adjust its operating strategy accordingly.

During the three months ended June 30, 2026, NAPW Network generated approximately $68,000, compared to revenues of approximately $86,000 during the same period in the prior year, a decrease of approximately $18,000, or 20.9%. The decrease in the NAPW Network segment was primarily driven by reduced demand for membership-based professional networking organizations, reflecting broader shifts in market preferences. In addition, reduced access to funding and capital for certain segments of entrepreneurs, including women entrepreneurs, had impacted their ability and willingness to participate in fee-based membership programs and related events, which contributed to lower membership acquisition and renewal activity during the period.

During the three months ended June 30, 2026, RemoteMore revenue was approximately $526,000, compared to revenues of approximately $668,000 during the same period in the prior year, a decrease of approximately $142,000, or 21.3%. The decrease in the RemoteMore segment was due to reduced customer demand for outsourced software development and technical staffing services. Customers continued to exercise greater caution in technology spending, while advancements in AI-driven development tools have enabled some organizations to perform certain development functions with fewer external resources, resulting in lower demand for traditional outsourced development services.

	Six Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$1,225	$1,808	(583)	(32.2)%
NAPW Network	143	182	(39)	(21.4)%
RemoteMore	1,362	1,156	206	17.8%
Corporate Licensing Service	-	-	-	0.0%
Total revenues	$2,730	$3,146	$(416)	(13.2)%

During the six months ended June 30, 2026, our TalentAlly Network generated approximately $1,225,000 in revenues compared to approximately $1,808,000 in revenues during the six months ended June 30, 2025, a decrease of approximately $583,000, or 32.2%. The decrease in the TalentAlly Network segment was due to reduced demand for online recruitment and hiring solutions, consistent with broader market conditions affecting the talent acquisition industry. In addition, certain employers moderated or deferred spending on diversity, equity, and inclusion focused initiatives, which contributed to the decrease in demand for certain of our offerings. The Company continues to monitor these trends and adjust its operating strategy accordingly.

During the six months ended June 30, 2026, NAPW Network revenues generated approximately $143,000 compared to revenues of approximately $182,000 during the same period in the prior year, a decrease of approximately $39,000 or 21.4%. The decrease in the NAPW Network segment was primarily driven by reduced demand for membership-based professional networking organizations, reflecting broader shifts in market preferences. In addition, reduced access to funding and capital for certain segments of entrepreneurs, including women entrepreneurs, had impacted their ability and willingness to participate in fee-based membership programs and related events, which contributed to lower membership acquisition and renewal activity during the period.

During the six months ended June 30, 2026, RemoteMore revenue was approximately $1,362,000 compared to revenues of approximately $1,156,000 during the same period in the prior year, an increase of approximately $206,000, or 17.8%. The significant growth in the RemoteMore segment was due to strong revenue generated from several significant customer engagements and expanded work with existing customers during the first quarter of 2026. The increase was partially offset by lower revenue during the second quarter of 2026 as certain large customer projects were completed or substantially scaled back, resulting in lower demand for outsourced software development and technical staffing services compared to the prior-year period.

The Company’s licensing service initiatives are in the early stages of development. Since September 2025, the Company has acquired the copyrights to 28 original musical works. As of June 30, 2026, the copyright assets had not generated revenue. The Company is in the process of developing and implementing commercialization strategies, including licensing and promotional activities, for these copyright assets. While management intends to pursue revenue-generating opportunities related to these assets, there can be no assurance as to the timing or extent of any revenue that may be generated.

Costs and Expenses

The following tables set forth our costs and expenses for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$719	$929	$(210)	(22.6)%
Sales and marketing	339	494	(155)	(31.4)%
General and administrative	671	674	(3)	(0.4)%
Depreciation and amortization	1,193	41	1,152	2,809.8%
Total pre-tax cost and expenses:	$2,922	$2,138	$784	36.7%

	Six Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
Cost and expenses:
Cost of revenues	$1,733	$1,648	$85	5.2%
Sales and marketing	759	1,065	(306)	(28.7)%
General and administrative	1,444	1,553	(109)	(7.0)%
Depreciation and amortization	2,388	82	2,306	2,812.2%
Total cost and expenses:	$6,324	$4,348	$1,976	45.4%

Cost of revenues: Cost of revenues during the three months ended June 30, 2026 was approximately $719,000, a decrease of approximately $210,000, or 22.6%, from approximately $929,000 during the same period of the prior year. The decrease was primarily attributable to an approximate $122,000 reduction in RemoteMore’s contract costs, consisting of fees paid to external developers, which declined in line with lower related revenues. The decrease was also attributable to an approximate $48,000 reduction in payroll-related costs and an approximate $40,000 reduction in event-related costs, primarily as a result of workforce restructuring and increased system automation.

Cost of revenues: Cost of revenues during the six months ended June 30, 2026 was approximately $1,733,000, an increase of approximately $85,000, or 5.2%, from approximately $1,648,000 during the same period of the prior year. The decrease was predominantly due to an approximate $243,000 increase in RemoteMore’s contract costs, which were the fees paid to external developers and were directly correlated with the segment’s significant revenue growth. Partially offsetting the increases was a decrease of approximately $87,000 in payroll-related costs and approximately $71,000 in event-related and other costs due to labor restructuring and system automation.

Sales and marketing expense: Sales and marketing expense during the three months ended June 30, 2026 was approximately $339,000, a decrease of approximately $155,000, or 31.4%, from $494,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $33,000 of reduced payroll and commission related costs, $78,000 reduction in marketing and $44,000 related to consulting and software costs. The overall reduction in sales and marketing expenses was driven by lower revenue levels and improved operational efficiency, which collectively resulted in decreased spending across payroll, marketing, consulting, and other related services.

Sales and marketing expense: Sales and marketing expense during the six months ended June 30, 2026 was approximately $759,000, a decrease of approximately $306,000, or 28.7%, from $1,065,000 during the same period in the prior year. The decrease was predominantly attributed to approximately $82,000 of reduced payroll and commission related costs, $127,000 reduction in marketing and $97,000 related to consulting and software costs. The overall reduction in sales and marketing expenses was driven by lower revenue levels and improved operational efficiency, which collectively resulted in decreased spending across payroll, marketing, consulting, and other related services.

General and administrative expense: General and administrative expenses decreased by approximately $3,000, or 0.4%, to approximately $671,000 during the three months ended June 30, 2026, as compared to approximately $674,000 during the same period in the prior year. The decrease in expenses was predominantly due to reductions of approximately $3,000 in miscellaneous expenses.

General and administrative expense: General and administrative expenses decreased by approximately $109,000, or 7.0%, to approximately $1,444,000 during the six months ended June 30, 2026, as compared to approximately $1,553,000 during the same period in the prior year. The decrease was primarily attributable to an approximate $41,000 reduction in computer service expenses resulting from workforce reductions and lower software subscription and information technology service costs, an approximate $44,000 reduction in bad debt expense due to improved collections, and an approximate $24,000 reduction in filing fees due to fewer regulatory filings.

Depreciation and amortization expense: Depreciation and amortization expense during the three months ended June 30, 2026 was approximately $1,193,000, an increase of approximately $1,152,000 or 2,809.8%, compared to approximately $41,000 during the same period in the prior year. The increase was primarily attributable to the amortization of musical works copyrights acquired by the Company, which are being amortized over an estimated 18-month useful life based on the expected peak streaming period.

Depreciation and amortization expense: Depreciation and amortization expense during the six months ended June 30, 2026 was approximately $2,388,000, an increase of approximately $2,306,000 or 2,812.2% compared to approximately $82,000 during the same period in the prior year. The increase was primarily attributable to the amortization of musical works copyrights acquired by the Company, which are being amortized over an estimated 18-month useful life based on the expected peak streaming period.

Costs and Expenses by Segment

The following table sets forth each operating segment’s costs and expenses for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)

TalentAlly Network	$671	$918	$(247)	(26.9)%
NAPW Network	93	120	(27)	(22.5)%
RemoteMore	564	766	(202)	(26.4)%
Corporate Licensing Service	1,156	-	1,156	100.0%
Corporate Overhead	438	334	104	31.1%
Total costs and expenses:	$2,922	$2,138	$784	36.7%

	Six Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$1,506	$1,899	$(393)	(20.7)%
NAPW Network	214	240	(26)	(10.8)%
RemoteMore	1,412	1,341	71	5.3%
Corporate Licensing Service	2,311	-	2,311	100.0%
Corporate Overhead	881	868	13	1.5%
Total costs and expenses:	$6,324	$4,348	$1,976	45.4%

For the three months ended June 30, 2026, costs and expenses related to our TalentAlly Network segment decreased by approximately $247,000, or 26.9%, as compared to the same period in the prior year. The decrease was primarily a result of reductions of approximately $124,000 in payroll related costs, approximately $76,000 in sales and marketing costs, approximately $7,000 in revenue-sharing costs, approximately $28,000 in third-party software related to sales, approximately $10,000 in bad debt expenses, approximately $9,000 in legal expenses, and $7,000 in miscellaneous expenses. These decreases were mainly attributable to workforce reductions and operational efficiencies implemented in response to decreased revenue. Partially offsetting the decreases was an increase of approximately $14,000 in franchise tax expenses, primarily due to an increase in outstanding shares.

For the six months ended June 30, 2026, costs and expenses related to our TalentAlly Network segment decreased by approximately $393,000, or 20.7%, as compared to the same period in the prior year. The decrease was primarily a result of reductions of approximately $263,000 in payroll related costs, approximately $121,000 in sales and marketing costs, approximately $21,000 in revenue-sharing costs, approximately $49,000 in third-party software related to sales, and approximately $14,000 in bad debt expenses, approximately $9,000 in legal expenses, and $19,000 in miscellaneous expenses. These decreases were mainly attributable to workforce reductions and operational efficiencies implemented in response to decreased revenue. Partially offsetting the decreases was an increase of approximately $103,000 in franchise tax expenses, primarily due to an increase in outstanding shares.

For the three months ended June 30, 2026, costs and expenses related to the NAPW Network decreased by approximately $27,000, or 22.5%, as compared to the same period in the prior year. The decrease was primarily attributable to an approximate $19,000 reduction in sales and marketing expenses due to reduced marketing and promotional activities and an approximate $8,000 reduction in costs of sales and services due to lower levels of membership-related service activities.

For the six months ended June 30, 2026, costs and expenses related to the NAPW Network decreased by approximately $26,000, or 10.8%, as compared to the same period in the prior year. The decrease was primarily attributable to an approximate $19,000 reduction in sales and marketing expenses due to reduced marketing and promotional activities and an approximate $8,000 reduction in costs of sales and services due to lower levels of membership-related service activities, partially offset by an approximate $1,000 increase in general and administrative expenses resulting from slightly higher operating and administrative support costs.

For the three months ended June 30, 2026, costs and expenses related to RemoteMore decreased by approximately $202,000, or 26.4%, as compared to the same period in the prior year, predominantly due to a decrease of approximately $202,000 in costs of sales. The decrease in costs of sales was primarily attributable to the expiration or completion of certain customer service engagements, which resulted in fewer active projects and lower related personnel and service delivery costs.

For the six months ended June 30, 2026, costs and expenses related to RemoteMore increased by approximately $71,000, or 5.3%, as compared to the same period in the prior year, predominantly due to an increase of approximately $71,000 in costs of sales. The increase was primarily attributable to higher contractor costs and consulting service expenses incurred during the first quarter of 2026, driven by increased revenue-generating activities and the need for additional technical and project support to meet client demand.

For the three months ended June 30, 2026, costs and expenses related to Licensing Service increased by approximately $1,156,000, or 100%, as compared to the same period in the prior year. The increase was predominantly attributable to the amortization of musical works copyrights acquired by the Company, which are being amortized over an estimated 18-month useful life based on the expected peak streaming period.

For the six months ended June 30, 2026, costs and expenses related to Licensing Service increased by approximately $2,311,000, or 100%, as compared to the same period in the prior year. The increase was predominantly attributable to the amortization of musical works copyrights acquired by the Company, which are being amortized over an estimated 18-month useful life based on the expected peak streaming period.

For the three months ended June 30, 2026, costs and expenses related to Corporate Overhead increased by approximately $104,000, or 31.1%, as compared to the same period in the prior year. The increase was predominantly due to approximately $113,000 share-based compensation expenses, and approximately $5,000 in financial expenses. Partially offsetting the increases was the decreases of approximately $14,000 in payroll related costs.

For the six months ended June 30, 2026, costs and expenses related to Corporate Overhead increased by approximately $13,000, or 1.5%, as compared to the same period in the prior year. The increase was predominantly due to approximately $5,000 in financial expenses and $8,000 miscellaneous expenses.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$-	$-	$-	0.0%

	Six Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
Income tax expense (benefit)	$-	$-	$-	0.0%

During the three months ended June 30, 2026 and 2025, we recorded an income tax expense of approximately $0 and $0, respectively.

During the six months ended June 30, 2026 and 2025, we recorded an income tax expense of approximately $0 and $0, respectively.

Net loss from Continuing Operations, Net of Tax

The following table sets forth each operating segment’s net loss for the periods presented. The period-to-period comparison is not necessarily indicative of future results.

	Three Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$(59)	$(31)	$(28)	(90.3)%
NAPW Network	(25)	(35)	10	28.6%
RemoteMore	(38)	(93)	55	59.1%
Corporate Licensing Service	(1,156)	-	(1,156)	(100.0)%
Corporate Overhead	(438)	(333)	(105)	(31.5)%
Consolidated net loss from continuing operations, net of tax	$(1,716)	$(492)	$(1,224)	(248.8)%

	Six Months Ended June 30,		Change	Change
	2026	2025	(Dollars)	(Percent)
	(in thousands)
TalentAlly Network	$(264)	$(130)	$(134)	(103.1)%
NAPW Network	(71)	(58)	(13)	(22.4)%
RemoteMore	(45)	(177)	132	74.6%
Corporate Overhead	(2,311)	-	(2,311)	(100.0)%
Corporate Licensing Service	(881)	(868)	(13)	(1.5)%
Consolidated net loss from continuing operations, net of tax	$(3,572)	$(1,233)	$(2,339)	(189.7)%

               Consolidated Net Loss from Continuing Operations, Net of Tax. As the result of the factors discussed above, during the three months ended June 30, 2026, we incurred a net loss from continuing operations of approximately $1,716,000, an increase in the net loss of approximately $1,224,000, compared to a net loss of approximately $492,000 during the three months ended June 30, 2025.  As the result of the factors discussed above, during the six months ended June 30, 2026, we incurred a net loss from continuing operations of approximately $3,572,000, an increase in the net loss of approximately $2,339,000, compared to a net loss of approximately $1,233,000 during the six months ended June 30, 2025.

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

The following table summarizes our liquidity and capital resources as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$142	$217
Working deficiency from continuing operations	$(947)	$(4,043)

            Our principal sources of liquidity are our cash and cash equivalents, including cash from operations and net proceeds from the issuances of Common Stock, if any. As of June 30, 2026, we had cash and cash equivalents of approximately $142,000 compared to cash and cash equivalents of approximately $217,000 at December 31, 2025. Our working capital deficit had decreased from approximately $4,043,000 as of December 31, 2025 to approximately $947,000 as of June 30, 2026. We had an accumulated deficit of approximately $112,431,000 at June 30, 2026.

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

Our cash and cash equivalents at June 30, 2026 and cash flow from operations may not be sufficient to meet our working capital requirements for the fiscal year ending December 31, 2026. To address our liquidity needs, management has implemented cost-reduction measures, including personnel reductions and vendor renegotiations, and is actively exploring additional financing opportunities. There can be no assurance that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or accelerate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or may not be available on acceptable terms, if at all.

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

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash provided by (used in) continued operations
Operating activities	$(955)	$(780)
Investing activities	(15)	(1,304)
Financing activities	2,140	478
Net increase (decrease) in cash and cash equivalents	$1,170	$(1,606)

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include all short-term, highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less and may consist of cash on deposit with banks and investments in money market funds, corporate and municipal debt and U.S. government and U.S. government agency securities. As of June 30, 2026 and December 31, 2025, cash and cash equivalents consisted of cash on deposit with banks and investments in money market funds.

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the six months ended June 30, 2026, was approximately $955,000. We had a net loss from continuing operations of approximately $3,572,000 during the six months ended June 30, 2026, which included stock-based compensation expense of approximately $62,000, depreciation and amortization expense of approximately $2,388,000, reversal of provision for doubtful accounts of approximately $27,000, loss on disposal of property, plant and equipment of approximately $19,000, and noncash lease expense of $46,000. Changes in operating assets and liabilities provided approximately $129,000 of cash during the six months ended June 30, 2026.

Net cash used in operating activities from continuing operations during the six months ended June 30, 2025, was approximately $780,000. We had a net loss from continuing operations of approximately $1,233,000 during the six months ended June 30, 2025, which included stock-based compensation expense of approximately $22,000, depreciation and amortization expense of approximately $82,000, provision for doubtful accounts of approximately $18,000, unrealized loss on investment of $44,000 and noncash lease expense of $46,000. Changes in operating assets and liabilities provided approximately $242,000 of cash during the six months ended June 30, 2025.

Net Cash Used in Investing Activities

Net cash used in investing activities from continuing operation during the six months ended June 30, 2026, was $15,000

Net cash used in investing activities from continuing operations during the six months ended June 30, 2025, was $1,304,000, which is primary related to the investment in 13% of AI Geometric Ltd’s outstanding shares.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026, was approximately $2,140,000, consisting of $1,495,000 in proceeds from the sale of Common Stock and $645,000 in short-term debt, which is non-interest bearing in amount.

Net cash provided by financing activities during the six months ended June 30, 2025 was approximately $478,000, consisting of $400,000 in proceeds from the sale of Common Stock and $78,000 in short-term debt, which is non-interest bearing and immaterial in amount.

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA, the most directly comparable GAAP measure reported in our consolidated financial statements, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Loss from Continuing Operations, net of tax	$(1,716)	$(492)
Stock-based compensation	31	(15)
Loss attributable to noncontrolling interest	6	16
Depreciation and amortization	1,193	41
Other (expense) income, net	(25)	(4)
Income tax expense (benefit)	-	-
Adjusted EBITDA	$(511)	$(454)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Loss from Continuing Operations	$(3,572)	$(1,233)
Stock-based compensation	62	22
Loss attributable to noncontrolling interest	7	35
Depreciation and amortization	2,388	82
Other (expense) income, net	(22)	31
Income tax expense (benefit)	-	-
Adjusted EBITDA	$(1,137)	$(1,063)

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2026, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our second quarter of fiscal 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Ownership of our Securities

We have been notified by Nasdaq of our failure to comply with certain continued listing requirements and, if we are unable to regain or maintain compliance with all applicable continued listing requirements and standards of Nasdaq, our common stock could be delisted from the Nasdaq Capital Market.

Our common stock, par value $0.0001 per share (“Common Stock”) is currently listed on The Nasdaq Stock Market LLC (“Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price, and certain corporate governance requirements.

On June 5, 2026, we received a written notification from Nasdaq notifying us that we were not in compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market, as set forth under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), because the closing bid price of our shares of Common Stock was below $1.00 per share for the previous thirty (30) consecutive business days. We were granted 180 calendar days, or until December 2, 2026, to regain compliance with the Minimum Bid Price Requirement. In the event we do not regain compliance with the Minimum Bid Price Requirement by December 2, 2026, we may be eligible for an additional 180-calendar day grace period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other listing standards for Nasdaq, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to Nasdaq of our intent to regain compliance with such requirement during such second compliance period. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted, Nasdaq will provide notice that our Common Stock will be subject to delisting from Nasdaq. At that time, we may appeal Nasdaq’s determination to a hearings panel.

The Company intends to continuously monitor the closing bid price for its Common Stock, and is in the process of considering various measures to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. On July 13, 2026, the Company held a Special Meeting of Stockholders at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of the Company’s outstanding shares of Common Stock at a ratio ranging from one‑for‑two (1‑for‑2) to one‑for‑two thousand (1‑for‑2000), with the exact ratio to be determined by the Company’s Board of Directors in its sole discretion. The Board may effect the reverse stock split at any time within one year following stockholder approval. However, there can be no assurance that we will be able to regain or maintain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing standards, that Nasdaq will grant the Company any extension of time to regain compliance with the Minimum Bid Price Requirement or any other Nasdaq listing requirements, or that any such appeal to the Nasdaq hearings panel will be successful, as applicable. If we are unable to maintain compliance with these Nasdaq requirements, our Common Stock will be delisted from Nasdaq.

In addition, on July 22, 2026, the SEC approved a Nasdaq rule change requiring the immediate suspension and delisting of any listed company whose market value of listed securities (“MVLS”) falls below $5 million for 30 consecutive business days, subject to limited review by a Nasdaq Hearings Panel. Under the approved rule, a timely request for a hearing will not stay the suspension of trading, and our securities would generally trade on the over-the-counter market during any appeal process. The Nasdaq Hearings Panel may grant a limited exception period (not to exceed 180 days) to demonstrate compliance with initial listing requirements, but there can be no assurance that such relief would be granted.

Our ability to maintain compliance with the $5 million MVLS requirement depends on a number of factors, including the market price of our Common Stock and the number of our issued and outstanding shares. The market price of our Common Stock may be volatile and could decline for reasons beyond our control, including:

● general market conditions or downturns in the broader equity markets;

● sector-specific or industry-wide volatility;

● changes in interest rates or macroeconomic conditions;

● geopolitical events;

● actual or perceived short selling activity or other trading dynamics;

● reduced liquidity or limited public float; and

● investor perceptions regarding our business, prospects, or financial condition.

If our MVLS were to fall below $5 million for 30 consecutive business days, Nasdaq would issue a staff delisting determination and immediately suspend trading of our Common Stock on Nasdaq. Any suspension or delisting of our Common Stock from Nasdaq could materially and adversely affect our business, financial condition, results of operations, and the value of our Common Stock.

In the event that our Common Stock is delisted from Nasdaq, as a result of our failure to comply with the Minimum Bid Price Requirement, or due to our failure to continue to comply with any other requirement for continued listing on Nasdaq, and is not eligible for listing on another exchange, trading in the shares of our Common Stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our Common Stock, and it would likely be more difficult to obtain coverage by securities analysts and the news media, which could cause the price of our Common Stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a national exchange.

In the event that our Common Stock is delisted from Nasdaq, U.S. broker-dealers may be discouraged from effecting transactions in shares of our Common Stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The U.S. Securities and Exchange Commission (the “SEC”) has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on Nasdaq if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our shares of Common Stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our Common Stock, which could severely limit the market liquidity of such shares of Common Stock and impede their sale in the secondary market.

A U.S. broker-dealer selling a penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with a net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to the SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Future sales or issuances of our Common Stock, including shares issuable upon exercise of the warrants issued in our August 2026 public offering, may result in substantial dilution and could adversely affect the market price of our Common Stock.

On August 13, 2026, we completed a best-efforts public offering in which we sold 1,620,000 units at a public offering price of $0.28 per unit and 5,524,000 pre-funded units at a public offering price of $0.2799 per pre-funded unit. Each unit consisted of one share of our Common Stock and one common stock purchase warrant, and each pre-funded unit consisted of one pre-funded common stock purchase warrant and one common stock purchase warrant. We received gross proceeds of approximately $2.0 million before deducting placement agent fees and other offering expenses.

The offering resulted in the issuance of 1,620,000 shares of Common Stock and warrants to purchase an aggregate of up to 12,668,000 additional shares of Common Stock, consisting of pre-funded warrants to purchase up to 5,524,000 shares and Common Stock purchase warrants to purchase up to 7,144,000 shares. The exercise of these warrants would increase the number of shares of our Common Stock outstanding and dilute the ownership interests and voting power of our existing stockholders.

The issuance of a substantial number of shares upon exercise of these warrants, or the perception that such issuances may occur, could adversely affect the market price of our Common Stock. The outstanding warrants may also create an overhang on the market for our Common Stock and may make it more difficult for us to raise additional capital on favorable terms. Warrant holders may exercise their warrants at times when we could otherwise obtain more favorable terms in a new equity financing, and the availability of shares for issuance upon exercise may discourage potential investors from purchasing our Common Stock.

We may need to raise additional capital to support our operations and strategic initiatives. We may do so through additional issuances of Common Stock, preferred stock, convertible securities, warrants or other equity-linked securities. Any such future issuance could result in additional and potentially substantial dilution to our existing stockholders, may include rights or preferences senior to those of our Common Stock, and could further adversely affect the market price of our Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, the Company issued 478,852 shares of its Common Stock to Streeterville Capital, LLC, at a price range of $0.47 to $0.74 per share, resulting in aggregate gross proceeds of $290,000.

As of June 30, 2026, an aggregate of $124,344 of principal and $15,000 of accrued interest under a $250,000 convertible promissory note issued in July 2025 had been converted into 199,510 shares of Common Stock at conversion prices ranging from $0.47 to $0.81 per share. During the three months ended June 30, 2026, $64,714 of principal was converted into 106,686 shares of Common Stock at conversion prices ranging from $0.47 to $0.81 per share. As of June 30, 2026, the remaining principal balance of the note was $125,656.

On April 29, 2026, the Company entered into a second Stock Purchase Agreement with AI Geometric Ltd., pursuant to which the Company agreed to acquire an additional 3.2% of AI Geometric Ltd.’s issued and outstanding shares for aggregate consideration of $1,360,000. The purchase price was satisfied through the issuance of 2,000,000 shares of the Company’s Common Stock. The Company’s Board of Directors approved the issuance of the shares, subject to the limitations of Nasdaq Listing Rule 5635 and Rule 144 under the Securities Act of 1933, as amended. The shares were issued in reliance on the exemption from registration provided by Regulation S under the Securities Act. The transaction closed on May 27, 2026.

The sale and the issuance of the foregoing securities were offered and sold in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D and/or Regulation S promulgated thereunder, as applicable, for transactions not involving any public offering. No underwriter participated in the offer and sale of these securities, no commission or other remuneration was paid or given directly or indirectly in connection therewith, and there was no general solicitation or advertising for securities issued in reliance upon such exemption.

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

PROFESSIONAL DIVERSITY NETWORK, INC.

Date: August 14, 2026	By:	/s/ Yiran Gu
	Name:	Yiran Gu
	Title:	Chief Financial Officer
(Principal Financial Officer)